Form 10-Q
period 1996-03-31
PROGRAMMERS PARADISE INC
filed 1996-05-15
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996

[  ] TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)   OF   THE
     SECURITIES EXCHANGE ACT OF 1934

          For the transition period from           to

          Commission File No. 33-92810

              Programmers Paradise, Inc.
                (Name of issuer in its charter)

     Delaware                                        13-3136104
(State  or  other  jurisdiction of  (I.R.S. Employer  Identification No.)
 incorporation or organization)

1163 Shrewsbury Avenue, Shrewsbury, New Jersey          07702
(Address  of  principal executive offices)            (Zip Code)

Issuers Telephone Number (908) 389-8950


      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X   No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
There were 4,681,948 outstanding shares of Common Stock, par value $.01 per share, as of May 7, 1996.

                   PROGRAMMERS PARADISE, INC.

                       Index to Form 10-Q

                                                       Page No.

PART I -- FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheet
              as of March 31, 1996 and
              December 31, 1995                             3

              Condensed Consolidated Statements of
              Income for the Three Months Ended
              March 31, 1996 and 1995                       4

              Condensed Consolidated Statements of
              Cash Flows for the Three Months
              Ended March 31, 1996 and 1995                 5

              Notes to Condensed Consolidated
              Financial Statements                          6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results
              of Operations.                                7


PART II -- OTHER INFORMATION

     Item 5.  Other Information                            11

     Item 6.  Exhibits and Reports on Form 8-K             11

                PART I - FINANCIAL INFORMATION

                  PROGRAMMERS PARADISE, INC.

             CONDENSED CONSOLIDATED BALANCE SHEET
                        (In thousands)

                            ASSETS

                                      March31,    December31,
                                         1996        1995
                                      Unaudited        *
 Current Assets
   Cash and cash equivalents           $ 25,724    $ 27,702
   Accounts receivable                   13,499      15,625
   Inventory                              4,395       5,452
   Prepaid expenses and other current
   assets                                 2,501       2,117
   Deferred income taxes                  1,251       1,342
 Total current assets                    47,370      52,238

 Equipment and leasehold improvements     1,165       1,127
 Other assets                             4,015       2,940
 Deferred income taxes                    2,024       2,024
                                       $ 54,574    $ 58,329

             LIABILITIES AND STOCKHOLDERS EQUITY

 Current Liabilities
   Noted Payable to banks              $  2,369    $  2,469
   Accounts payable and accrued
   expenses                              24,737      27,881
   Other current liabilities                217         199
 Total current liabilities               27,323      30,549

 Other liabilities                          138         791


 Stockholders equity
   Common stock                              47          47
   Additional paid-in capital            33,405      33,405
   Accumulated deficit                   (6,277)      (6518)
   Treasury stock                           (88)         -
   Cumulative foreign currency
   adjustment                                26          55
 Total stockholders equity               27,113      26,989
                                       $ 54,574    $ 58,329

 * Condensed from audited financial statements.

 The accompanying notes are an integral part of these consolidated financial statements.

                     PROGRAMMERS PARADISE INC.

            CONDENSED CONSOLIDATED STATEMENT OF INCOME
                            (Unaudited)

          (In thousands, except share and per share data)
                                                Three
                                            Months ended
                                               March 31,
                                            1996       1995
Net sales                                 $25,961    $23,374

Cost of sales                              21,913     19,546
Gross profit                                4,048      3,828

Selling, general and administrative
expenses                                    3,983      2,910
Income from operations                         65        918

Interest (income)/expense, (net)             (193)        56

Income before income taxes                    258        862

Income tax expense                            106        201

Minority interest                              89        -

Net income                                $   241    $   661

Weighted average common shares
outstanding                                 5,196      2,939

Net income per common share                  $.05       $.24


The accompanying notes are an integral part of these condensed consolidated financial statements.


                PROGRAMMERS PARADISE, INC.

      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Unaudited)

                      (In thousands)
                                              Three
                                           Months Ended
                                             March 31,
                                           1996     1995

Cash provided by (used for)

Operations:
  Net income                            $   241   $   661
  Adjustments for non cash charges          378       208
  Changes in assets and liabilities      (1,915)    1,762
Net cash (used for) provided by
operations                               (1,296)    2,631


Investing:
  Capital expenditures                      (98)      (83)
  Capitalized software costs                 (4)       (2)
  Acquisitions, net of cash acquired       (273)     (125)
Net cash  (used for) investing             (375)     (210)


Financing:
  Purchase of treasury stock                (88)
  Borrowings under lines of credit        2,950    18,123
  Repayments under lines of credit       (3,169)   20,542)
Net cash (used for) financing
activities                                 (307)   (2,419)

Net change in cash                       (1,978)        2
Cash at beginning of year                27,702     3,522
Cash at end of period                   $25,724   $ 3,524




 The accompanying notes are an integral part of these condensed consolidated financial statements.


                   PROGRAMMERS PARADISE, INC.

                 NOTES TO CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS
                         March 31, 1996

1. The financial information included herein is unaudited; however, such information has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Companys 1995 10-K filing dated March 28, 1996.

2. On July 18, 1995, the Securities and Exchange Commission declared effective the Companys registration statement on Form S-1 to register 2,501,250 shares of Common Stock in an initial public offering (including 326,250 shares to cover the underwriters over-allotment option), which included 375,000 shares (plus 56,250 shares to cover the underwriters over-allotment option) sold by certain stockholders of the Company.

     In May 1995, stockholders approved a four-for-three reverse stock split. All share and per share amounts included in the accompanying condensed consolidated financial statements and notes have been adjusted to reflect this reverse stock split, and the conversion of all shares of preferred stock into common stock.

3. Net income per common share is computed using the weighted average number of common shares and common share equivalents outstanding during the period, assuming the exercise of common stock options using the treasury stock method. Stock options granted by the Company during the twelve months immediately preceding the date of the initial filing by the Company of its initial public offering have been included in the calculation of the shares used in computing net income per common share as if they were outstanding throughout the entire period for all periods presented.

Item   2.   Managements  Discussion  and  Analysis  of  Financial
            Condition and Results of Operations.

Overview

           The Company is a distributor of software, operating through three distribution channels-cataloging, corporate reseller and wholesale operations. Catalog operations include worldwide catalog sales, advertising and publishing. Corporate reseller operations include Corsoft, Inc. in the U.S. and ISP*D International Software Partners Gmbh (ISP*D) in Munich, Germany, wholly owned subsidiaries of the Company, and ISP*F International Software Partners France (ISP*F), a majority owned company located in Paris, France. Wholesale operations include distribution to dealers and large resellers through Lifeboat Distribution Inc. in the U.S. and Lifeboat Associates Italia Srl (Lifeboat Italy) in Milan, Italy, also subsidiaries of the Company.

           The Company was founded in 1982 as a wholesaler and reseller of educational software. In June 1986, the Company acquired Lifeboat Associates, a wholesale distributor and publisher of software founded in 1976. Later in 1986, Programmers Paradise was started by the Company as a catalog mar keter of technical software. In 1988, the Company acquired Corsoft, Inc., a corporate reseller founded in 1983, and combined it with the operations of the Programmers Paradise catalog and Lifeboat Associates, both of which were involved in the marketing of technical software for microcomputers. In May 1995, the Company changed its name from "Voyager Software Corp." to "Programmers Paradise, Inc." and consolidated its U.S. catalog and software publishing operations in a new subsidiary, Programmers Paradise Catalogs, Inc. and its wholesale distribution operations in a new subsidiary, Lifeboat
Distribution, Inc. In July, 1995, the Company completed an initial public offering of its common stock.

           The Company began European-based operations in the first quarter of 1993, when it acquired a controlling interest in Lifeboat Italy, a long-standing software distributor in Italy. In January and April 1994, the Company purchased the remaining ownership interest in Lifeboat Italy. In June 1994, the Company acquired a 90% controlling interest in ISP*D, a large software-only dealer and a leading independent supplier of Microsoft Select licenses and other software to many large German and Aus trian companies. In January 1995, the remaining 10% interest in ISP*D was purchased by the Company. In late 1994, the Company organized a subsidiary in the United Kingdom to engage in catalog operations, and in December 1995 the Company acquired Systematika Limited (System Science), a leading reseller of technical software in the United Kingdom and the publisher of the popular System Science catalog. In January 1996, the Company formed ISP*F International Software Partners France SA (ISP*F), as a full service corporate reseller of PC software, based in Paris and majority owned by Programmers Paradise France SARL. ISP*F was formed by combining the resources and assets of L & A Logiciels Et Applications SA (L & A France), LAN Technologie, a division of Devnet SA, and Programmers Paradise France SARL. L & A France is a well known corporate reseller of PC software and also publishes the Access Direct catalog, which is targeted to small and medium sized companies. LAN Technologie is a high-end PC software supplier and systems integrator. The Company is using its European-based operations as a platform for pan-European business development, including the distribution of local versions of its catalogs.


Results of Operations

            The  following  table  sets  forth  for  the  periods
indicated   certain  financial  information  derived   from   the
Company's consolidated statement of operations expressed as a percentage of net sales.

                                              Three
                                           Months Ended
                                             March 31,
                                          1996    1995
Net Sales                                 100.0%  100.0%
Cost of Sales                              84.4    83.6
Gross Profit                               15.6    16.4
Selling, general and administrative
expenses                                   15.3    12.5
Income from operations                      0.3     3.9
Interest (income)/expense,(net)            (0.7)    0.2
Income before income taxes                  1.0     3.7
Income taxes                               (0.4)   (0.9)
Minority interest                           0.3      -
Net income                                  0.9%    2.8%





Net Sales

            Net sales of the Company represents the gross consolidated revenue of the Company less returns. Although net sales consist primarily of sales of software, revenue from marketing services and advertising is also included within net sales. Net sales for the quarter ended March 31, 1996 increased by $ 2.6 million, to $25,961,000 or 11.1%, over the first quarter of the previous year.

           The growth in net sales for the three months ended March 31, 1996 as compared to March 31, 1995 was primarily attributable to the acquisitions of Systematika Limited and ISP*F, enhanced by an increase in sales at ISP*D for such period primarily from growth in corporate reseller revenues. Sales in Germany grew at a rate of 10.7% for the three month period ended March 31, 1996 over the same prior year period. Domestic sales declined by 11% for the three month period ended March 31,1996 as compared to the previous year, due primarily to lower catalog revenues in that quarter. While the number of catalog orders taken during that period remained consistent with the prior year period, the average order size was down in comparison.

Gross Profit

           Gross profit represents the difference between net sales and costs of sales. Cost of sales is composed primarily of amounts paid by the Company to publishers and vendors plus catalog printing and mailing costs. Publisher and vendor rebates are credited against cost of sales. For the quarter ended ended March 31, 1996, gross profit increased by $220,000 over the previous year, primarily attributable to the Systematika Limited and L & A France acquisitions. Gross profit as a percentage of sales decreased by 0.8% for the quarter ended March 31, 1996 in comparison to the same quarter in 1995, primarily due to a reduction in the margin achieved from marketing revenues. In the first quarter of 1996, the Company aggressively pursued an expansion of its customer base by selecting and mailing from additional rental lists. The costs associated with this plan impacted the gross margin by 0.6% for the quarter.


Selling, General and Administrative Expenses

            SG&A expenses increased in absolute dollars by $1,073,000 for the quarter ended March 31, 1996 versus the quarter ended March 31, 1995, primarily reflecting the additional overhead associated with the System Science and ISP*F operations. As a percentage of net sales, SG&A increased by 2.8%, primarily reflecting the costs associated with developing the catalog operations in the U.K. and France, increased advertising in trade magazines and catalogs in the U.S., and building a consulting capability at ISP*D.

Interest Income and Expense

           Net interest expense decreased by $248,000 for the quarter ended March 31, 1996 compared to the quarter ended March 31, 1995, primarily due to the application of the net proceeds from the initial public offering to retire the companys outstanding domestic debt, as well as the investment of remaining proceeds from the public offering in high grade, short term interest bearing securities. At March 31, 1996, interest income on these short term investments was $193,000 for the quarter then ended.


Income Taxes

           Income tax expense was $106,000 for the three months ended March 31, 1996, compared to $201,000 in the same quarter of the previous year, reflecting lower tax provisions at the European operations as a result of decreased earnings, offset by higher tax rates for the U.S. operations. The higher U.S. rates are the result of the complete utilization of tax net operating loss carryforwards and the reduction of the tax valuation allowance in 1995, the benefits of which are no longer available in 1996. Through 1995, these tax benefits were recognized for financial reporting purposes, as allowed under generally accepted accounting principles, as it was more likely than not that such benefits would ultimately result in the reduction of future tax liabilities.

Minority Interest

          Minority interest represents the share of the operating loss of ISP*F related to the 49% ownership in ISP*F which was not owned by the Company at March 31, 1996.

Net Income

           Net income was $241,000 or $.05 per share for the quarter ended March 31, 1996 compared to $661,000 or $.24 per share for the same period of the previous year.

Liquidity and Capital Resources

           The Companys primary capital needs have been to fund the working capital requirements created by its sales growth and to make acquisitions. Historically, the Companys primary sources of financing have been borrowings under its domestic and international lines of credit with financial institutions and the issuance of preferred stock to private investors, financial institutions and investment funds. In July 1995, the Company completed an initial public offering of its common stock which resulted in net proceeds to the Company of approximately $18 million including approximately $2.5 million received in connection with the exercise of the over-allotment option. As of the result of such IPO and the exercise of such over-allotment option, and through the above mentioned acquisitions, the Company had cash and short term investments of approximately $25.7 million at March 31, 1996.

             Net cash used for operations was approximately $1,296,000 for the three months ended March 31, 1996 compared with $2,631,000 of cash provided by operations in the same period of the previous year. For the first quarter of 1996, cash flow was primarily used to reduce accounts payable, specifically amounts due to Microsoft by ISP*D under the Microsoft Select License program, offet by decreases in accounts receivable and inventory. For 1995, cash flow was primarily provided by net income of the Company and a decrease in accounts receivable, reflecting higher cash collections resulting from strong sales in the previous quarter.

            Domestically, the Company has a secured, demand revolving line of credit, pursuant to which the Company may borrow up to $4.0 million, based upon 80% of its eligible accounts receivable plus 50% of its eligible inventory, at a rate of interest of prime plus 1.25%. The credit facility is secured by all of the domestic assets of the Company and contains certain covenants which require the Company to maintain a minimum level of tangible net worth and working capital. Approximately $1,540,000 (related to the acquisition of Systematika Limited) and $616,000 were outstanding under the line at March 31, 1996 and 1995, respectively.

           The Company maintains a secured, demand revolving line of credit for its German subsidiary, pursuant to which it may borrow in deutschemarks up to DM 1,500,000 ( the equivalent of approximately $1,016,000 at March 31, 1996), based upon its eligible accounts receivable and eligible inventory. Such credit facility is secured by ISP*D accounts receivable and inventory, and the creditor is entitled to the benefit of a limited guarantee by the Company of up to DM 300,000 ( the equivalent of approximately $203,000 at March 31, 1996). At March 31, 1996, there were no amounts outstanding under such line of credit. Additionally, a subsidiary of ISP*D has a secured term loan with the same bank, in the original principal amount of DM 500,000 (the equivalent of approximately $339,000 at March 31,
1996), payable in four installments and maturing in November, 1996. At March 31, 1996, there was DM 125,000 (the equivalent of approximately $85,000) outstanding under the loan, bearing interest at 8.00%.

           The Companys Italian subsidiary, Lifeboat Italia, maintains banking arrangements with several Italian banks, pursuant to which it may borrow in lire on an unsecured, demand basis to finance its working capital requirements, through credit and overdrafting privileges, as well as receivables-based advances. The aggregate credit and overdraft limits of such arrangements at March 31, 1996 was Lit 3,200,000,000 ( the equivalent of approximately $2.05 million). At March 31, 1996, there was approximately Lit 945,000,000 ( the equivalent of approximately $605,000) outstanding under such credit facilities, bearing interest at rates ranging from 10.75% to 12.25% .

                   PART II - OTHER INFORMATION

Item 5. Other Information

On  March  18,  1996, the Company repurchased  15,000  shares  of
Programmers Paradise, Inc. common stock at a price of 5.875 per share.


Item 6.  Exhibits and Reports on Form 8-K

(b)  Reports on Form 8-K:

The Company filed a Report on Form 8-K on January 2, 1996 and fi led an amendment thereto on Form 8-KA on March 4, 1996, with respect to the acquisition of the stock of Systematika Limited, an English corporation, by Programmers Paradise (UK) Limited.

                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       PROGRAMMER'S PARADISE, INC.



       May  15,  1996                  By:/s/  John P. Broderick
          Date                         John P. Broderick,
                                       Chief Financial Officer,
                                       Vice  President of Finance
                                       and duly authorized officer