Form 10-Q/A
period 1996-03-31
PROGRAMMERS PARADISE INC
filed 1996-07-01
CIK 945983

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

                            Page1

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

                                      March 31,    December31,
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

                             Page 4
>PAGE>



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



PROGRAMMER'S PARADISE, INC.



       July 1,  1996                   By:/s/  John P. Broderick
          Date                            John P. Broderick,
                                          Chief Financial Officer,
                                          Vice  President of Finance
                                          and duly authorized officer