Form 10-Q
period 1996-06-30
PROGRAMMERS PARADISE INC
filed 1996-08-15
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996

[  ] TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)   OF   THE
     SECURITIES EXCHANGE ACT OF 1934

For   the  transition  period  from   __________   to__________

          Commission File No. 33-92810

          Programmer's Paradise, Inc.
          (Name of issuer in its charter)

     Delaware                                       13-3136104
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)

1163 Shrewsbury Avenue, Shrewsbury, New Jersey          07702
(Address of principal executive offices)             (Zip Code)

Issuer's Telephone Number (908) 389-8950


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

     There were 4,759,473 outstanding shares of Common Stock, par value $.01 per share, as of August 6, 1996.


                              Page1
Exhibit index is on page 14.

                   PROGRAMMER'S PARADISE, INC.

                       Index to Form 10-Q



                                                           Page No.

PART I -- FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheet
              as of June 30, 1996 and December 31, 1995        3

              Condensed Consolidated Statements of Income
              for the Three Months and Six Months Ended
              June 30, 1996 and 1995                           4

              Condensed Consolidated Statements of Cash
              Flows for the Three Months Ended
              June 30, 1996 and 1995                           5

              Notes to Condensed Consolidated
              Financial Statements                             6

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations.   7



PART II -- OTHER INFORMATION

      Item 4. Submission of Matters to a Vote of
              Security Holders                                12

      Item 5. Other Information                               12

      Item 6. Exhibits and Reports on Form 8-K

              (a)  Exhibit 27 - Financial Data Schedule       15

              (b)  None



                              Page2

                PART I - FINANCIAL INFORMATION

                 PROGRAMMER'S PARADISE, INC.

             CONDENSED CONSOLIDATED BALANCE SHEET
                        (In thousands)

                            ASSETS
                                               June        December
                                                30,           31,
                                               1996          1995
                                            (Unaudited)       *
 Current Assets
   Cash and cash equivalents                 $  8,603      $ 27,702
   Accounts receivable                         18,367        15,625
   Inventory                                    5,948         5,452
   Prepaid expenses and other current assets    2,508         2,117
   Deferred income taxes                          933         1,342
 Total current assets                          36,360        52,238

 Equipment and leasehold improvements           1,808         1,127
 Other assets                                  13,890         2,940
 Deferred income taxes                          2,024         2,024
                                             $ 54,081      $ 58,329


             LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities
   Notes payable to banks                    $  1,583      $  2,469
   Accounts payable and accrued expenses       23,040        27,881
   Other current liabilities                      660           199
 Total current liabilities                     25,284        30,549

 Other liabilities                                136           791
 Notes payable to banks - long term             1,342           -

 Stockholders' equity
   Common stock                                    47            47
   Additional paid-in capital                  33,404        33,405
   Accumulated deficit                         (5,749)       (6,518)
   Treasury stock                                (376)          -
   Cumulative foreign currency adjustment          (8)           55
 Total stockholders' equity                    27,319        26,989
                                             $ 54,081    $   58,329


 * Condensed from audited financial statements.

   The   accompanying  notes  are  an  integral  part  of   these
consolidated financial statements.

                  PROGRAMMER'S PARADISE INC.

          CONDENSED CONSOLIDATED STATEMENT OF INCOME
                          (Unaudited)

        (In thousands, except share and per share data)
                                   Six months         Three months
                                     ended                ended
                                    June 30,             June 30,
                                 1996      1995      1996      1995
Net sales                     $ 51,143  $ 44,873  $ 25,118  $ 21,571
Cost of sales                   42,720    37,599    20,743    18,053
Gross profit                     8,422     7,274     4,374     3,518

Selling, general and
administrative expenses          7,790     5,907     3,807     3,068
Income from operations             632     1,367       567       450

Interest (income)/expense,(net)   (287)      112       (94)       57

Income before income taxes         919     1,255       661       393

Income tax expense                 383       221       276        20

Minority interest                  233        -        143        -

Net income                    $    769  $  1,034  $    528  $    373

Weighted average common shares   5,173     3,186     5,144     3,186
outstanding

Net income per common share       $.15      $.32      $.10      $.12



The accompanying notes are an integral part of these condensed consolidated financial statements.

              PROGRAMMER'S PARADISE, INC.

    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                      (Unaudited)

                    (In thousands)

                                                 Six Months Ended
                                                      June 30,
                                                 1996        1995
Cash provided by (used for)

Operations:
  Net income                                  $    769     $  1,034
  Adjustments for non cash charges                 547          293
  Changes in assets and liabilities            (10,434)        (591)
Net cash (used for) provided by operations      (9,118)         736                     547

Investing:
  Capital expenditures                            (276)        (266)
  Capitalized software costs                       (14)          (3)
  Acquisitions, net of cash acquired            (9,360)        (125)
Net cash  (used for) investing                  (9,650)        (394)

Financing:
  Purchase of treasury stock                      (376)          -
  Proceeds from exercise of stock options          -              9
  Borrowings under lines of credit               5,478       23,718
  Repayments under lines of credit              (5,433)     (24,639)
Net cash (used for) financing activities          (331)        (912)

Net change in cash                             (19,099)        (570)
Cash at beginning of year                       27,702        3,522
Cash at end of period                         $  8,603     $  2,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   PROGRAMMER'S PARADISE, INC.

                 NOTES TO CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS
                          June 30, 1996

1. The financial information included herein is unaudited; however, such information has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Operating results for the three month and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1995 10-K filing dated March 28, 1996.

2. On July 18, 1995, the Securities and Exchange Commission declared effective the Company's registration statement on Form S-1 to register 2,501,250 shares of Common Stock in an initial public offering (including 326,250 shares to cover the underwriters' over-allotment option), which included 375,000 shares (plus 56,250 shares to cover the underwriters' over-allotment option) sold by certain stockholders of the Company.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

           The Company  is a  distributor  of software, operating
through   three   distribution   channels-cataloging,   corporate
reseller  and  wholesale  operations.  Catalog operations include
worldwide  catalog sales, advertising and publishing.   Corporate
reseller operations include Corsoft, Inc. in the U.S. and ISP*D International Software Partners Gmbh ("ISP*D") in Munich, Germany, wholly owned subsidiaries of the Company, and ISP*F International Software Partners France ("ISP*F"), a majority owned company
located   in   Paris,   France.  Wholesale   operations   include
distribution to dealers and large resellers through Lifeboat Distribution Inc. in the U.S. and Lifeboat Associates Italia Srl ("Lifeboat Italy") in Milan, Italy, also subsidiaries of the Company.

           The Company was founded in 1982 as a wholesaler and reseller of educational software. In June 1986, the Company acquired Lifeboat Associates, a wholesale distributor and publisher of software founded in 1976. Later in 1986, Programmer's Paradise was started by the Company as a catalog mar keter of technical software. In 1988, the Company acquired Corsoft, Inc., a corporate reseller founded in 1983, and combined it with the operations of the Programmer's Paradise catalog and Lifeboat Associates, both of which were involved in the marketing of technical software for microcomputers. In May 1995, the Company changed its name from "Voyager Software Corp." to "Programmer's Paradise, Inc." and consolidated its U.S. catalog and software publishing operations in a new subsidiary, Programmer's Paradise Catalogs, Inc. and its wholesale
distribution   operations   in   a   new   subsidiary,   Lifeboat
Distribution, Inc. In July, 1995, the Company completed an initial public offering of its common stock.

           The Company began European-based operations in the first quarter of 1993, when it acquired a controlling interest in Lifeboat Italy, a long-standing software distributor in Italy. In January and April 1994, the Company purchased the remaining ownership interest in Lifeboat Italy. In June 1994, the Company acquired a 90% controlling interest in ISP*D, a large software-only dealer and a leading independent supplier of Microsoft Select licenses and other software to many large German and Aus trian companies. In January 1995, the remaining 10% interest in ISP*D was purchased by the Company. In late 1994, the Company organized a subsidiary in the United Kingdom to engage in catalog operations, and in December 1995 the Company acquired Systematika Limited ("System Science"), a leading reseller of technical software in the United Kingdom and the publisher of the popular System Science catalog. In January 1996, the Company formed ISP*F International Software Partners France SA ("ISP*F"), as a full service corporate reseller of PC software, based in Paris and majority owned by Programmers' Paradise France SARL. ISP*F was formed by combining the resources and assets of L & A Logiciels Et Applications SA ("L & A France"), LAN Technologie, a division of Devnet SA, and Programmers' Paradise France SARL. L & A France is a well known corporate reseller of PC software and also publishes the Access Direct catalog, which is targeted to small and medium sized companies. LAN Technologie is a high-end PC software supplier and systems integrator. The Company is using its European-based operations as a platform for pan-European business development, including the distribution of local versions of its catalogs.

           In June, 1996, the Company acquired substantially all of the assets and business of Software Developer's Company, Inc. ("SDC") related to The Programmer's Supershop catalog business, inbound and outbound telemarketing, reseller operations, and web site, and all of the operations of SDEV Germany, its German subsidiary. SDC had been the Company's largest direct mail competitor, offering a similar array of technical software.

Results of Operations

            The  following  table  sets  forth  for  the  periods
indicated   certain  financial  information  derived   from   the
Company's consolidated statement of operations expressed as a percentage of net sales.

                                           Six months    Three months
                                              ended          ended
                                             June 30,       June 30,
                                          1996    1995    1996    1995
Net Sales                                100.0%  100.0%  100.0%  100.0%
Cost of Sales                             83.6    83.8    82.6    83.7
Gross Profit                              16.4    16.2    17.4    16.3
Selling, general and administrative
expenses                                  15.2    13.2    15.2    14.2
Income from operations                     1.2     3.0     2.2     2.1
Interest (income)/expense,(net)           (.06)    0.2    (0.4)    0.3
Income before income taxes                 1.8     2.8     2.6     1.8
Income taxes                              (0.7)   (0.5)   (1.1)   (0.1)
Minority interest                          0.4      -      0.6      -
Net income                                 1.5%    2.3%    2.1%    1.7%






Net Sales

            Net   sales  of  the  Company  represents  the  gross
consolidated revenue of the Company less returns. Although net sales consist primarily of sales of software, revenue from marketing services and advertising is also included within net
sales.   Net sales for the quarter ended June 30, 1996  increased
by $ 3.5 million, to $25,118,000, or 16.4%, over the first quarter of the previous year. Net sales for the six months ended June 30, 1996 increased by $ 6.3 million, to $51,143,000, or 14.0%
over the same period in 1995.

           The growth in net sales for the three months and six months ended June 30, 1996 as compared to the previous year was primarily attributable to the acquisitions of Systematika Limited and ISP*F. Domestic sales increased by 0.9% for the six month period ended June 30, 1996 over 1995, but for the three month period increased by 16% over the previous year, due primarily to higher catalog revenues in that quarter. Additionally, the six month 1995 revenues includes approximately $3.2 million in
revenues  from  the since terminated contract with  AT&T.   On  a
proforma basis, domestic sales grew at a rate of 22.6% for the period. European sales remained consistent with the prior year for the six months ended June 30, 1996, but decreased 9.6% for the three month period primarily due to lower reseller sales at ISP*D.

Gross Profit

           Gross profit represents the difference between net sales and costs of sales. Cost of sales is composed primarily of amounts paid by the Company to publishers and vendors plus catalog printing and mailing costs. Publisher and vendor rebates are credited against cost of sales. For the three month and six month periods ended June 30, 1996, gross profit increased by $857,000 and $1,148,000, respectively, over the previous year, primarily attributable to the Systematika Limited and ISP*F acquisitions. Gross profit as a percentage of sales increased by 1.1% and 0.2% for the respective three months and six months periods ended June 30, 1996 in comparison to the same periods in 1995. The increase in the three month period primarily reflected higher margins achieved from marketing revenues and catalog sales as well from commissions earned from The Software Developer's Company as part of transition management.


Selling, General and Administrative Expenses

           SG&A expenses increased by $739,000 for the three months ended June 30, 1996, and by $1,884,000 for the six months then ended when compared to the same periods in 1995, primarily reflecting the additional overhead associated with the System Science and ISP*F operations. As a percentage of net sales, SG&A increased by 1.0% for the three months ended June 30, 1996, and increased by 2.0% for the six month period compared to the previous year, primarily reflecting the abnormally high cost structure associated with the French subsidiary.

Interest Income and Expense

          Net interest expense decreased for the three months and six months ended June 30, 1996 by $151,000 and $399,000 respectively compared to the same periods ended June 30, 1995, primarily due to the application of the net proceeds from the initial public offering to retire the company's outstanding domestic debt, as well as the investment of remaining proceeds from the public offering in high grade, short term interest bearing securities. At June 30, 1996, interest income on these short term investments was $165,000 and $368,000 for the respective three month and six months then ended.


Income Taxes

           Income tax expense was $383,000 for the six months ended June 30, 1996, compared to $221,000 in the same period in 1995. This increase over the previous year period primarily reflects a higher tax provision on earnings for the U.S.
operations,  offset  by  lower tax  provisions  at  the  European operations resulting from lower earnings and tax benefits realized from net operating loss carrybacks and carryforwards. The higher U.S. provision is the result of the complete utilization of tax net operating loss carryforwards and the reduction of the tax valuation allowance in 1995, the benefits of which are no longer available in 1996.

Minority Interest

          Minority interest represents the share of the operating loss of ISP*F related to the 49% ownership which was not owned by the Company at June 30, 1996.

Net Income
           Net income was $528,000 or $.10 per share for the quarter ended June 30, 1996 compared to $373,000 or $.12 per share for the same period of the previous year. Net income for six months ended June 30, 1996 was $769,000 or $.15 per share versus $1,034,000 or $.32 per share for the six months ended June 30, 1995.

Liquidity and Capital Resources

           The Company's primary capital needs have been to fund the working capital requirements created by its sales growth and to make acquisitions. Historically, the Company's primary sources of financing have been borrowings under its domestic and international lines of credit with financial institutions and the issuance of preferred stock to private investors, financial institutions and investment funds. In July 1995, the Company completed an initial public offering of its common stock which resulted in net proceeds to the Company of approximately $18 million including approximately $2.5 million received in connection with the exercise of the over-allotment option. The Company had cash and short term investments of approximately $8.6 million at June 30, 1996.

             Net cash used for operations was approximately $9,118,000 for the six months ended June 30, 1996 compared with $736,000 of cash provided by operations in the same period of the previous year. For the first six months of 1996, cash flow was primarily used to reduce accounts payable, specifically amounts due to Microsoft by ISP*D under the Microsoft Select License program, offet by decreases in accounts receivable and inventory. For 1995, cash flow was primarily provided by a combination of net income of the Company and a decrease in accounts receivable, offset by an increase in inventory as well as a decrease in accounts payable resulting from payments of Select License obligations.

            Net   cash   used  for  investing  was  approximately
$9,650,000 for the six months ended June 30, 1996, versus $210,000 for the same period in 1995, and is primarily attributable to the acquisition of net assets from The Software Developer's Company, Inc. in June 1996.

            Domestically, the Company has a secured, demand revolving line of credit, pursuant to which the Company may borrow up to $4.0 million, based upon 80% of its eligible accounts receivable plus 50% of its eligible inventory, at a rate of interest of prime plus 1.25%. The credit facility is secured by all of the domestic assets of the Company and contains certain covenants which require the Company to maintain a minimum level of tangible net worth and working capital. Approximately $1,542,000 (related to the acquisition of Systematika Limited) and $1,857,000 were outstanding under the line at June 30, 1996 and 1995, respectively.

           The Company maintains a secured, demand revolving line of credit for its German subsidiary, pursuant to which it may borrow in deutschemarks up to DM 1,500,000 ( the equivalent of approximately $984,000 at June 30, 1996), based upon its eligible accounts receivable and eligible inventory. Such credit facility is secured by ISP*D's accounts receivable and inventory, and the creditor is entitled to the benefit of a limited guarantee by the Company of up to DM 300,000 ( the equivalent of approximately $197,000 at June 30, 1996). At June 30, 1996, there were no amounts outstanding under such line of credit. Additionally, a subsidiary of ISP*D has a secured term loan with the same bank, in the original principal amount of DM 500,000 (the equivalent of approximately $328,000 at June 30, 1996), payable in four installments and maturing in November, 1996. At June 30, 1996, there was DM 125,000 (the equivalent of approximately $82,000) outstanding under the loan, bearing interest at 7.75%.

           The Company's Italian subsidiary, Lifeboat Italia, maintains banking arrangements with several Italian banks, pursuant to which it may borrow in lire on an unsecured, demand basis to finance its working capital requirements, through credit and overdrafting privileges, as well as receivables-based advances. The aggregate credit and overdraft limits of such arrangements at June 30, 1996 was Lit 3,200,000,000 ( the equivalent of approximately $2.08 million). At June 30, 1996, there was approximately Lit 1,219,000,000 ( the equivalent of approximately $792,000) outstanding under such credit facilities, bearing interest at rates ranging from 11.00% to 12.50% .

           The Company's subsidiary in France, ISP*F, maintains banking arrangements with two French banks, pursuant to which it may borrow in French francs on a secured, demand basis to finance its working capital requirements, through overdrafting privileges and receivables-based advances. These overdraft arrangements are secured by its eligible accounts receivable, and the banks are entitled to the benefit of personal guarantees of up to FF 400,000 (the equivalent of approximately $78,000 at June 30, 1996). The aggregate overdraft limits of such arrangements at June 30, 1996 was FF 600,000 (the equivalent of approximately $117,000). At June 30, 1996, there was approximately FF 549,000 (the equivalent of approximately $107,000) outstanding under such credit facilities, bearing interest at rates ranging from 10.9% to 11.45%.

                   PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

          The Company held its Annual Meeting of Stockholders
(the "Meeting") during the fiscal quarter ended June 30, 1996.

               (a)  The date of the Meeting was June 11, 1996

               (b) At the Meeting, the following persons were elected as directors of the Company, each receiving the number of votes set forth opposite their names below:

                          For          Against            Abstain
Roger Paradis          4,290,958       11,640                -
Edwin H. Morgens           "              "                  -
Daniel S. Bricklin         "              "                  -
Edward F. Glassmeyer       "              "                  -
F. Duffield Meyercord      "              "                  -

               (c) At the Meeting, the Stockholders approved an amendment to the Company's 1995 Stock Plan to increase the number of shares available for issuance thereunder by 200,000 shares.
The results of the voting was as follows:


                 For        Against         Abstain       Unvoted
              4,091,568     193,880          5,150        12,000

               (d) The Stockholders also ratified the selection of Ernst & Young LLP as the independent auditors of the Company.
Such ratification was approved as follows:

                       For        Against         Abstain
                    4,287,898      11,300          3,400




Item 5. Other Information

On  April  2,  1996,  the Company repurchased  50,000  shares  of
Programmer's Paradise, Inc. common stock at a price of $5.75 per share.

                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PROGRAMMER'S PARADISE, INC.



           August 15, 1996             By: /s/ John P. Broderick
                Date John P. Broderick, Chief Financial Officer, Vice President of Finance and duly authorized officer

                                 EXHIBIT INDEX

Exhibit
Number                   Description of Exhibits                 Page No.

27                  Financial Data Schedule                        15