Form 10-Q
period 1996-09-30
PROGRAMMERS PARADISE INC
filed 1996-11-14
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1996

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

     There were 4,778,173 outstanding shares of Common Stock, par value $.01 per share, as of November 7, 1996.
                              Page1

Exhibit index is on page 14.

                   PROGRAMMER'S PARADISE, INC.

                       Index to Form 10-Q



                                                       Page No.

PART I -- FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheet
               as of September 30, 1996 and
               December 31, 1995                           3

               Condensed Consolidated Statements of
               Income for the Three Months and Nine
               Months Ended September 30, 1996 and 1995    4

               Condensed Consolidated Statements of
               Cash Flows for the Nine Months Ended
               September 30, 1996 and 1995                 5

               Notes to Condensed Consolidated
               Financial Statements                        6

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations.                                 7



PART II -- OTHER INFORMATION

      Item 6.    Exhibits and Reports on Form 8-K

                 (a) Exhibit 27-Financial Data Schedule   15

                 (b) Reports on Form 8-K                  12

                PART I - FINANCIAL INFORMATION

                 PROGRAMMER'S PARADISE, INC.

             CONDENSED CONSOLIDATED BALANCE SHEET
                        (In thousands)

                            ASSETS
                                     September 31,      December 31,
                                         1996               1995
                                      (Unaudited)             *
 Current Assets
   Cash and cash equivalents         $ 8,211            $   27,702
   Accounts receivable                20,575                15,625
   Inventory                           5,758                 5,452
   Prepaid expenses and other
    current assets                     2,343                 2,117
   Deferred income taxes                 897                 1,342
 Total current assets                 37,784                52,238

 Equipment and leasehold improvements  1,724                 1,127
 Other assets                         14,208                 2,940
 Deferred income taxes                 2,024                 2,024
                                     $55,740            $   58,329


             LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities
   Notes payable to banks            $ 1,210            $    2,469
   Accounts payable and accrued
     expenses                         24,771                27,881
   Other current liabilities             480                   199
 Total current liabilities            26,461                30,549

 Other liabilities                       231                   791
 Notes payable to banks - long term    1,263                   -

 Stockholders' equity
   Common stock                           47                    47
   Additional paid-in capital         33,409                33,405
   Accumulated deficit                (5,308)               (6,518)
   Treasury stock                       (376)                  -
   Cumulative foreign currency
   adjustment                             13                    55
 Total stockholders' equity           27,785                26,989
                                     $55,740            $   58,329

 * Condensed from audited financial statements.
   The   accompanying  notes  are  an  integral  part  of   these
consolidated financial statements.

                  PROGRAMMER'S PARADISE INC.

          CONDENSED CONSOLIDATED STATEMENT OF INCOME
                          (Unaudited)

            (In thousands, except  per share data)
                                Nine months ended  Three months ended
                                   September 30,      September 30,
                                   1996     1995      1996     1995
Net sales                        $85,757  $66,545   $34,614  $21,674

Cost of sales                     71,922   56,036    29,202   18,439
Gross profit                      13,835   10,509     5,412    3,235

Selling, general and
  administrative expenses         12,282    8,768     4,548   2,906
Amortization expense                 265       71       208      26
Income from operations             1,288    1,670       656     303

Interest (income)/expense,(net)     (219)     (42)       68    (154)

Income before income taxes         1,507    1,712       588     457

Income tax expense                   721      211       338     (10)

Minority interest                    424       -        191      -

Net income                       $ 1,210  $ 1,501   $   441  $  467

Weighted average common shares
  outstanding                      5,131    3,693     5,117   4,780

Net income per common share      $  0.24  $  0.41   $  0.09  $ 0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

              PROGRAMMER'S PARADISE, INC.

    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                      (Unaudited)

                    (In thousands)

                                            Nine Months
                                               Ended
                                           September 30,
                                         1996        1995

Cash provided by (used for)
Operations:
  Net income                          $  1,210      $  1,501
  Adjustments for non cash charges         750           685
  Changes in assets and liabilities     (8,996)          519
Net cash (used for) provided by
  operations                            (7,036)        2,705

Investing:
  Capital expenditures                    (367)         (456)
  Capitalized software costs               (16)           (7)
  Acquisitions, net of cash acquired   (11,295)         (125)
Net cash  (used for) investing         (11,678)         (588)

Financing:
  Purchase of treasury stock              (376)
  Net proceeds from sale of common
    stock                                    4        18,214
  Borrowings under lines of credit       7,447        27,480
  Repayments under lines of credit      (7,852)      (30,205)
Net cash (used for) financing
    activities                            (777)       15,489

Net change in cash                     (19,491)       17,606
Cash at beginning of year               27,702         3,522
Cash at end of period                 $  8,211      $ 21,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   PROGRAMMER'S PARADISE, INC.

                 NOTES TO CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS
                       September 30, 1996

1. The financial information included herein is unaudited; however, such information has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Operating results for the three month and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1995 10-K filing dated March 28, 1996.

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

3. On June 28, 1996, the Company acquired from Software Developer's Company, Inc. substantially all of the assets and business related to THE PROGRAMMER'S SUPERSHOP catalog.

4. Net income per common share is computed using the weighted average number of common shares and common share equivalents outstanding during the period, assuming the exercise of common stock options using the treasury stock method. Stock options granted by the Company during the twelve months immediately preceding the date of the initial filing by the Company of its initial public offering have been included in the calculation of the shares used in computing net income per common share as if they were outstanding throughout the entire period for all periods presented.

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

           The Company began European-based operations in the first quarter of 1993, when it acquired a controlling interest in Lifeboat Italy, a long-standing software distributor in Italy. In January and April 1994, the Company purchased the remaining ownership interest in Lifeboat Italy. In June 1994, the Company acquired a 90% controlling interest in ISP*D, a large software-only dealer and a leading independent supplier of Microsoft Select licenses and other software to many large German and Aus trian companies. In January 1995, the remaining 10% interest in ISP*D was purchased by the Company. In late 1994, the Company organized a subsidiary in the United Kingdom to engage in catalog operations, and in December 1995 the Company acquired Systematika Limited ("System Science"), a leading reseller of technical software in the United Kingdom and the publisher of the popular System Science catalog. In January 1996, the Company formed ISP*F International Software Partners France SA ("ISP*F"), as a full service corporate reseller of PC software, based in Paris and majority owned by Programmer's Paradise France SARL. ISP*F was formed by combining the resources and assets of L & A Logiciels Et Applications SA ("L & A France"), LAN Technologie, a division of Devnet SA, and Programmer's Paradise France SARL. L & A France is a well known corporate reseller of PC software and also publishes the Access Direct catalog, which is targeted to small and medium sized companies. LAN Technologie is a high-end PC software supplier and systems integrator. The Company is using its European-based operations as a platform for pan-European business development, including the distribution of local versions of its catalogs.

           In June, 1996, the Company acquired substantially all of the assets and business of The Software Developer's Company, Inc. ("SDC") related to THE PROGRAMMER'S SUPERSHOP ("TPS") catalog business, inbound and outbound telemarketing, reseller operations, web site, and all of the operations of its German subsidiary. SDC had been the Company's largest direct mail competitor, offering a similar array of technical software.

Results of Operations

            The  following  table  sets  forth  for  the  periods
indicated   certain  financial  information  derived   from   the
Company's consolidated statement of operations expressed as a percentage of net sales.

                                    Nine months ended    Three months ended
                                      September 30,         September 30,

                                     1996       1995      1996       1995
Net Sales                           100.0%     100.0%    100.0%     100.0%
Cost of sales                        83.9       84.2      84.4       85.1
Gross profit                         16.1       15.8      15.6       14.9
Selling, general and administrative
  expenses                           14.3       13.2      13.1       13.4
Amortization expense                  0.3        0.1       0.6        0.1
Income from operations                1.5        2.5       1.9        1.4
Interest (income)/expense,(net)      (0.3)      (0.1)      0.2       (0.7)
Income before income taxes            1.8        2.6       1.7        2.1
Income taxes                         (0.9)      (0.3)     (1.0)        -
Minority interest                     0.5         -        0.6         -
Net income                            1.4%       2.3%      1.3%       2.1%


Net Sales

            Net sales of the Company represents the gross consolidated revenue of the Company less returns. Although net sales consist primarily of sales of software, revenue from marketing services and advertising is also included within net sales. Net sales for the quarter ended September 30, 1996 increased by $12,940,000, to $34,614,000, or 59.7%, over the quarter ended September 30, 1995. Net sales for the nine months ended September 30, 1996 increased by $19,211,000, to $85,757,000, or 28.9% over the same period in 1995.

           The growth in net sales for the three months and nine months ended September 30, 1996 as compared to the previous year was primarily attributable to the acquisitions of SDC and System Science and the organization of ISP*F, enhanced by higher revenues domestically and in Germany. Total domestic sales increased by 26.8% for the nine month period ended September 30, 1996 over 1995, and for the three month period increased by 81.8% over the previous year. Included in the nine month revenues of 1995 are approximately $3.2 million in corporate reseller revenues from the since terminated contract with AT&T. On a pro forma basis, after adjusting for the lost AT&T revenues, domestic sales grew at a rate of 17.5% for the nine months ended September 30, 1996 as compared to the same period in 1995, and increased 14.1% over the
three  months  then ended compared to the previous  year.   These
increases  are  primarily the result of higher catalog  revenues, and are reflected in increased catalog mailings during each of these periods. Domestic catalog mailings totaled approximately
4.4  million   for  the  nine months ended  September  30,  1996,
compared to approximately 2.3 million for the same period in 1995, and for the three months then ended totaled approximately
1.5  million versus approximately 1.2 million for the same period in  the prior year.  Total sales in Europe increased by 30.2% for the  nine months in 1996 as compared to the same period in  1995, and  for the three month period increased 40.8% over the previous
year.    The  growth  in  European  sales  during  those  periods
primarily reflects higher corporate reseller sales at ISP*D in addition to the acquisition of System Science and formation of ISP*F. Sales in Germany increased 10.5% for the nine months ended September 30, 1996, and increased 33.1% for the three months then ended, compared to the same periods in the previous year.

Gross Profit

           Gross profit represents the difference between net sales and costs of sales. Cost of sales is composed primarily of amounts paid by the Company to publishers and vendors plus catalog printing and mailing costs. Publisher and vendor rebates are credited against cost of sales. For the three month and nine month periods ended September 30, 1996, gross profit increased by $2,177,000 and $3,326,000, respectively, over the previous year, primarily attributable to the SDC and System Science acquisitions and the ISP*F formation, as well as higher revenues in the U.S. and in Germany. As a percentage of sales, gross profit increased by 0.7% and 0.3% for the respective three months and nine months periods ended September 30, 1996 in comparison to the same periods in 1995. This positive change reflects a shift in channel mix toward the catalog as a result of increased catalog drops.

Selling, General and Administrative Expenses

           SG&A expenses increased by $1,643,000 for the three months ended September 30, 1996, and by $3,514,000 for the nine months then ended when compared to the same periods in 1995, primarily reflecting the additional overhead associated with the System Science, ISP*F and TPS operations. As a percentage of net sales, SG&A decreased by 0.3% for the three months ended September 30, 1996, and increased by 1.1% for the nine month period compared to the previous year. The percentage increase for the nine month period primarily reflects the abnormally high cost structure then associated with the French subsidiary. The improvement in the three month comparison reflects operating efficiencies realized from the addition of the TPS business, and was achieved despite one time charges incurred to restructure the French operations and reduce their operating expense run rates.

Interest Income and Expense

          Net interest income increased for the nine months ended September 30, 1996 by $177,000 compared to the same period in the previous year, primarily due to the application of the net proceeds from the initial public offering to retire the company's outstanding domestic debt, as well as the investment of remaining proceeds from the public offering in high grade, short term interest bearing securities. At September 30, 1996, interest income on these short term investments was $398,000 for the nine months then ended. During the three month period ended September 30, 1996, net interest income decreased by $222,000 compared to the same period in 1995, primarily reflecting the use of the Company's funds to acquire substantially all of the assets of SDC and the financing costs associated with the acquisition of System Science.

Amortization Expense

          Amortization expense increased by $181,000 and $194,000 for the three and nine months periods ended September 30, 1996 compared to the same periods in 1995, reflecting the amortization of the excess of the purchase price over the fair value of net assets acquired during 1996. The acquisition of substantially all of the net assets of SDC resulted in goodwill of approximately $9.5 million which is being amortized over a period of 15 years.

Income Taxes

           Income tax expense was $721,000 for the nine months ended September 30, 1996, compared to $211,000 in the same period in 1995. The increase over the previous year period primarily reflects a higher tax provision on earnings for the U.S. operations, which is the result of the complete reduction of the tax valuation allowance in 1995. This is offset by lower tax provisions at the European operations resulting from lower earnings and tax benefits realized from net operating loss carrybacks and carryforwards.

Minority Interest

          Minority interest represents the share of the operating loss of ISP*F related to the 49% ownership not owned by the Company at September 30, 1996.

Net Income
          Net income was $441,000 or $.09 per share on approximately 5,117,000 weighted average common shares outstanding for the quarter ended September 30, 1996 compared to $467,000 or $.10 per share on approximately 4,780,000 weighted average common shares outstanding for the same period of 1995. Net income for nine months ended September 30, 1996 was $1,210,000 or $.24 per share on approximately 5,131,000 weighted average common shares outstanding versus $1,501,000 or $.41 per share on approximately 3,693,000 weighted average common shares outstanding for the nine months ended September 30, 1995.


Liquidity and Capital Resources

           The Company's primary capital needs have been to fund the working capital requirements created by its sales growth and to make acquisitions. In July 1995, the Company completed an initial public offering of its common stock which resulted in net proceeds to the Company of approximately $18 million including approximately $2.5 million received in connection with the exercise of the over-allotment option. The Company had cash and cash equivalents of approximately $8.2 million at September 30, 1996.

             Net cash used for operations was approximately $7,036,000 for the nine months ended September 30, 1996 compared with $2,705,000 of cash provided by operations in the same period of the previous year. For the first nine months of 1996, cash was primarily used to reduce accounts payable, specifically to make regular payments on amounts due to Microsoft by ISP*D under the Microsoft Select License program, offset by a decrease in inventory and net income generated by the Company. For 1995, in addition to the proceeds received from the IPO which were used to reduce debt and invest in short term securities, cash flow was primarily provided by a combination of net income of the Company and a decrease in accounts receivable, offset by an increase in inventory primarily related to the release of Windows '95 during the third quarter.

            Net   cash   used  for  investing  was  approximately
$11,678,000 for the nine months ended September 30, 1996,  versus
$588,000   for  the  same  period  in  1995,  and  is   primarily
attributable to the acquisition of substantially all of the assets from SDC in June 1996.

            Domestically, the Company has a secured, demand revolving line of credit, pursuant to which the Company may borrow up to $4.0 million, based upon 80% of its eligible accounts receivable plus 50% of its eligible inventory, at a rate of interest of prime plus .50%. The credit facility is secured by all of the domestic assets of the Company and contains certain covenants which require the Company to maintain a minimum level of tangible net worth and working capital. Approximately $1,463,000 (related to the acquisition of Systematika Limited) was outstanding under the line at September 30, 1996. There was no debt outstanding under this line of credit at September 30, 1995.

           The Company maintains a secured, demand revolving line of credit for its German subsidiary, pursuant to which it may borrow in deutschemarks up to DM 1,500,000 ( the equivalent of approximately $984,000 at September 30, 1996), based upon its eligible accounts receivable and eligible inventory. Such credit facility is secured by ISP*D's accounts receivable and inventory, and the creditor is entitled to the benefit of a limited guarantee by the Company of up to DM 300,000 ( the equivalent of approximately $197,000 at September 30, 1996). At September 30, 1996, there were no amounts outstanding under such line of credit. Additionally, a subsidiary of ISP*D has a secured term loan with the same bank, in the original principal amount of DM 500,000 (the equivalent of approximately

$328,000 at September 30, 1996), payable in four installments and maturing in November, 1996. At September 30,
1996,  there  was  DM  125,000 (the equivalent  of  approximately
$82,000) outstanding under the loan, bearing interest at 7.75%.

           The Company's Italian subsidiary, Lifeboat Italy, maintains banking arrangements with several Italian banks, pursuant to which it may borrow in lire on an unsecured, demand basis to finance its working capital requirements, through credit and overdrafting privileges, as well as receivables-based advances. The aggregate credit and overdraft limits of such arrangements at September 30, 1996 was Lit 3,200,000,000 (the equivalent of approximately $2.1 million). At June 30, 1996, there was approximately Lit 882,000,000 (the equivalent of approximately $582,000) outstanding under such credit facilities, bearing interest at rates ranging from 11.00% to 12.50% .

           The Company's subsidiary in France, ISP*F, maintains banking arrangements with two French banks, pursuant to which it may borrow in French francs on a secured, demand basis to finance its working capital requirements, through overdrafting privileges and receivables-based advances. These overdraft arrangements are secured by its eligible accounts receivable, and the banks are entitled to the benefit of personal guarantees of up to FRF 400,000 (the equivalent of approximately $77,000 at September 30,
1996). The aggregate overdraft limits of such arrangements at September 30, 1996 was FRF 600,000 (the equivalent of approximately $116,000). At September 30, 1996, there was approximately FRF 321,000 (the equivalent of approximately
$62,000) outstanding under such credit facilities, bearing interest at rates ranging from 14.65% to 16.56%.

                   PART II - OTHER INFORMATION




Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K:

The Company filed a Report on Form 8-K on July 15, 1996 and filed an amendment thereto on Form 8-K/A on September 16, 1996, with respect to the acquisition of substantially all of the assets of The Software Developer's Company, Inc.

                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       PROGRAMMER'S PARADISE, INC.



       November 14, 1996               By:   /s/ John P. Broderick
           Date                        John P. Broderick, Chief Financial
                                       Officer, Vice President of Finance
                                       and duly authorized officer

                          EXHIBIT INDEX

     Exhibit
     Number          Description of Exhibits            Page No.

       27            Financial Data Schedule              15