Form 10-K
period 1996-12-31
PROGRAMMERS PARADISE INC
filed 1997-03-31
CIK 945983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        For the transition period from ______________ to _______________

                        Commission file number: 33-92810

                           PROGRAMMER'S PARADISE, INC.
             (Exact name of registrant as specified in its charter)
         Delaware                                  13-136104
(State or other jurisdiction              (IRS Employer Identification Number)
of incorporation)

1163 Shrewsbury Avenue, Shrewsbury, New Jersey                      07702
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  (908) 389-8950

Securities registered pursuant to section 12(b) of the Act: NONE
Securities registered pursuant to section 12(g) of the Act: Common Stock, par value $0.01 per share
                                                            ---------------------------------------
                                                             (Title Of Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes      X            No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the closing sales price for the Registrant's Common Stock on March 21, 1997, as reported on the NASDAQ National Market, was approximately $33,526,000.

    The number of shares outstanding of the Registrant's Common Stock as of March 21, 1997: 4,789,423 shares.

    In determining the market value of the voting stock held by any non-affiliates, shares of Common Stock of the Registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of Common Stock of the Registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on June 23, 1997 are incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

         Programmer's Paradise, Inc., a Delaware corporation (the "Company"), is a recognized international direct marketer of software for microcomputers, servers and networks, operating through three separate distribution channels in the United States and Europe - catalog, corporate reseller and wholesale distribution - with a strategic focus on expanding its catalog activities aimed at people who design, program, document, support and use software. The Company currently offers catalogs in local languages and with prices in local currencies in the United States, Italy, Germany, Austria, the United Kingdom and France.

         A key element of the Company's strategy is to build upon its distinctive catalogs - the established PROGRAMMER'S PARADISE catalog, directed at independent professional programmers, and its PROGRAMMER'S SUPERSHOP catalog , acquired in 1996 and directed at programmers working in large corporations. These catalogs are full color "magalogs" created in-house, which combine traditional catalog sales offerings with detailed product descriptions, magazine style articles, product announcements and interviews with industry leaders, and contain substantial amounts of paid and cooperative advertising. The Programmer's Paradise catalog features the Company's proprietary and brand-distinctive logo, the "Island Man" cartoon character. In 1996, the Company distributed over 5.1 million catalogs, typically featuring more than 1,500 stock keeping units ("SKUs") in each catalog. The Company estimates that its catalog operations, which have historically had the highest gross margin of the Company's distribution channels, contributed 46% of its revenue and 62% of gross margin in 1996.

         Through its multiple channels, the Company offers more than 10,000 SKUs, consisting of technical and general business application software, from over 1,000 publishers at prices generally discounted below manufacturers' suggested retail prices. The Company's catalogs contain substantial amounts of advertising and offer one of the most complete collections of microcomputer technical software, including programming languages, tools, utilities, libraries, development systems, interfaces and communications products. Many technical software programs are difficult for developers to source on their own and, notwithstanding the large selection of programs offered by the Company, the Company frequently searches for titles requested by its customer base. The
Company believes that its catalogs are important marketing vehicles for microcomputer software publishers and that they provide a cost-effective and service-oriented means to market, sell and fulfill technical software products.

         International expansion is an integral part of the Company's strategy, with its European-based operations accounting for approximately 56% of sales in the year ended December 31,1996, and approximately 46% of gross margin for the same period. The Company began European-based operations in the first quarter of 1993 when it acquired a controlling interest in Lifeboat Associates Italia Srl ("Lifeboat Italy"), a long-standing software wholesale distributor in Italy with an orientation towards technical software. In June 1994, the Company acquired a controlling interest in ISP*D International Software Partners GmbH ("ISP*D"), a large software-only dealer, a leading independent supplier of Microsoft Select licenses in Germany and a significant microcomputer software dealer to many large German and Austrian companies. In late 1994, the Company organized a subsidiary in the United Kingdom to engage in catalog operations, and in December 1995 the Company acquired Systematika Limited, a leading reseller of technical software in the United Kingdom and the publisher of the popular SYSTEM SCIENCE catalog. In January 1996, the Company formed ISP*F International Software Partners France SA ("ISP*F"), as a full service corporate reseller of PC software, based in

Paris and majority owned by Programmer's Paradise France SARL. ISP*F was formed by merging the resources and assets of L & A Logiciels Et Applications SA ("L & A France"), LAN Technologie, a division of Devnet SA, and Programmer's Paradise France SARL. L & A France is a well known corporate reseller of PC software and also publishes the ACCESS DIRECT catalog, which is targeted to small and medium sized companies. LAN Technologie is a high-end PC software supplier and systems integrator.

         The Company was incorporated in Delaware in 1982. In May 1995, the Company changed its name from "Voyager Software Corp" to "Programmer's Paradise, Inc." The Company's principal executive offices are located at 1163 Shrewsbury Avenue, Shrewsbury, New Jersey 07702 and its telephone number is (908) 389-8950.

PRODUCTS

         The Company offers over 10,000 SKUs consisting of technical and general business application software from more than 1,000 publishers, including Microsoft, Powersoft, Borland, IBM, Symantec, Lotus and Computer Associates, at prices generally discounted below manufacturer's suggested retail prices. The Company screens new products and selects products for inclusion in its catalogs based on features, quality, sales trends, price, margins and warranties

         Software upgrades are a significant category of product offered by the Company. The Company is authorized by most major microcomputer technical software publishers to stock upgrades. Upgrades are revisions to previously published software that improve or enhance certain features of the software or correct errors found in previous versions. The Company believes it offers several advantages to its customers in the upgrade process, including timely and reliable service and the ability to combine upgrades with other products on the same order.

MARKETING AND SALES

         The Company operates three separate distribution channels - catalog operations (PROGRAMMER'S PARADISE, PROGRAMMER'S SUPERSHOP, INTERNET PARADISE, COMPONENTS PARADISE AND SYSTEM SCIENCE), corporate reselling to large accounts (Corsoft in the U.S., ISP*D in Germany and ISP*F in France) and wholesale distribution to dealers and large resellers (Lifeboat Distribution in the U.S. and Lifeboat Italy in Milan, Italy). Management believes that this diversification of distribution channels is complementary and operationally cost effective. Further, due to the volume of purchasing by the Company, and also due to the unique magazine/catalog format of the Company's catalogs, the Company believes it is able to obtain favorable pricing, prompt supply of upgrades and significant marketing funds.

         TELEMARKETING AND TECHNICAL SUPPORT. The Company employs telemarketing representatives who assist customers in purchasing decisions, process product orders and respond to customer inquiries on order status, product pricing and availability. The telemarketers are trained to answer all basic questions about products. On technical issues, there is an in-house technical support staff, which is able to respond to most inquiries over the phone, with the balance researched off-line. For product literature and technical fact sheets, the Company employs its fax on demand literature service supported by a CD-ROM-based reference library. Through the Company's sophisticated domestic information systems, a telemarketer can quickly access a customer's record which details past purchases as well as billing information. Similar capabilities exist in the Company's international operations.

         CUSTOMERS AND BACKLOG. No single customer, including direct end users or resellers of products, accounted for more than 5% of the Company's revenues during the fiscal year ended December 31, 1996. Because the Company generally ships products within 48 hours of receipt of an order from a customer, backlog is not material to an understanding of its business.

CATALOG AND PUBLISHING OPERATIONS

         Catalog. The Company has two primary established catalogs - PROGRAMMER'S PARADISE, directed at independent programming professionals, and, THE PROGRAMMER'S SUPERSHOP directed at programmers in large corporations. PROGRAMMER'S PARADISE and THE PROGRAMMER'S SUPERSHOP, each containing approximately 90 to 150 pages, are full color "magalogs" which combine traditional catalog sales offerings with detailed product descriptions, product announcements, interviews with industry leaders, magazine-style articles and substantial amounts of paid and cooperative advertising. The PROGRAMMER'S PARADISE catalog features the Company's distinctive "Island Man" cartoon character and is recognized as a leading source for technical software in the United States.

         THE PROGRAMMER'S SUPERSHOP catalog was acquired in June 1996, from the Software Developer's Company, Inc., its largest competitor in the catalog channel. Under the terms of the purchase, the Company received all rights and title to THE PROGRAMMER'S SUPERSHOP catalog business, inbound and outbound telemarketing, reseller operations, web site and the operations of Software Developers Company German subsidiary. THE PROGRAMMER'S SUPERSHOP catalog is produced on a quarterly basis and carries a circulation of approximately 400,000 copies. The success of THE PROGRAMMER'S SUPERSHOP, has reoriented the Company's traditional approach to catalog marketing both in the United States and internationally. In conjunction with the SUPERSHOP catalog, the Company has energized and supported an outbound telemarketing program as part of its domestic catalog operations, which targets mid-size to large commercial, governmental and educational accounts in the United States. This program is still in its early development stage in the United States as the Company builds an infrastructure of outbound telemarketers.

         In addition to its two flagship catalogs, the Company developed and launched two additional catalogs during 1996. COMPONENTS PARADISE was launched in March 1996 and is directed to the Visual Basic add-on marketplace. INTERNET
PARADISE was developed and launched in May 1996 to capture the internet development tool market.

         The Company continuously attracts new customers by selectively mailing catalogs and other direct mail materials to prospective customers, as well as through advertising in magazines and trade journals. The Company's domestic mailing list currently consists of a core PROGRAMMER'S PARADISE and PROGRAMMER'S SUPERSHOP buyer list of approximately 171,000 customers who have purchased products from the Company within the 24 months ended December 31, 1996, plus selected names from the Company's prospect list, lists of names provided by publishers and lists of names rented from others.

         The Company seeks to have these catalogs reach a similar status in Europe. The Company's European catalogs (PROGRAMMER'S PARADISE ITALIA, PROGRAMMER'S PARADISE DEUTSCHLAND, PROGRAMMER'S PARADISE DEUTSCHLAND CORPORATE EDITION, PROGRAMMER'S PARADISE U.K. and PROGRAMMER'S PARADISE FRANCE) are offshoots of the U.S. versions. They are published in local languages and present offerings in local currencies, while using similar but localized cover graphics, including the Company's proprietary logo, the "Island Man" cartoon character. The Company also distributes the popular SYSTEM SCIENCE catalog in the United Kingdom. This catalog has long been established as one of the pre-eminent publications for programmers in the U.K. and is produced four times per year.

         The Company creates its catalogs in-house with its own design team and production artists using a computer-based desktop publishing system. The in-house preparation of the catalogs streamlines the production process, provides greater flexibility and creativity in catalog production and results in significant cost savings.

         ELECTRONIC DISTRIBUTION. The Company also conducts business via the internet through its two websites; www.pparadise.com and computing.supershops.com. Through an agreement announced in July, 1996, with CyberSource Corporation of Menlo Park, California, the Company began electronic delivery of software. At December 31, 1996, the Company had approximately 75 products available for electronic distribution and plans to increase that product selection to approximately 350 titles by the end of 1997.

         UPSTREAM MARKETING TO SUPPLIERS. The Company engages in upstream marketing to its suppliers who are software publishers by providing important services designed to enhance such supplier's ability to market its products in the programmer and developer marketplace. The Company believes that its advertising and other supplier-directed marketing activities maximize the Company's marketing reach and build relationships with leading publishers. The Company offers a menu of fee services to help its suppliers sell products, including cooperative space advertising, trade show support, special publisher catalogs, demonstration disks, a FAXcetera hot line for product literature, shipment stuffers, telephone sold-on-hold advertising and a variety of custom direct mail services. As part of these services, the Company works closely with suppliers' personnel on the timing and nature of new product introductions and policies, helps build product awareness, conducts marketing programs to selected users on behalf of publishers and provides a broad range of product support.

         COOPERATIVE AND FEE-BASED ADVERTISING. The Company engages in cooperative and fee-based advertising with software publishers in accordance with written advertising insertion order agreements. Under these agreements, the Company places advertisements or prints catalogs that feature publisher discounts, advertising allowances and rebates. Frequently, the PROGRAMMER'S PARADISE logo and telephone number are included in the promotion of selected publishers and incoming calls are handled by Company representatives. In addition, the Company often coordinates its catalog distribution and other marketing initiatives to coincide with new product releases. Many suppliers also provide funds to the Company based upon an agreed amount of coverage given in the catalogs for their respective products, thereby financing the cost of catalog publication and distribution. In 1996, the Company's cooperative and fee-based advertising reimbursements totaled less than 14% of total product revenues in the Company's domestic operations, and significantly smaller percentages in the European operations.

         PUBLISHING. As part of its catalog operations, the Company also operates a software publishing operation under the name Lifeboat Publishing. Lifeboat Publishing promotes, markets, distributes and supports technical software titles which it owns or to which it has rights under publishing contracts. The Company does not itself develop from inception any of the software programs it publishes, but is principally engaged in identifying end user requirements, defining specifications and functions which would satisfy those requirements, and working with product authors or development companies which have core products designed to fit these requirements. To publish a product, the Company generally obtains exclusive license rights to a software product in exchange for the payment of royalties by the Company based on subsequent sales of the product. In some instances, the Company is required to pay minimum annual royalty payments.

         The Company believes there is a synergy between the publishing operations and its three distribution channels, as the catalog, corporate reseller and wholesale operations help launch and sell products published by Lifeboat Publishing. Lifeboat Publishing sales generally are made at substantially higher margins than other products sold by the Company. Of the 250 best selling SKUs in the PROGRAMMER'S PARADISE and THE PROGRAMMER'S SUPERSHOP catalogs in 1996, six were published by Lifeboat Publishing. The Company's family of publishing products currently includes DAN BRICKLIN'S DEMO-IT!, WINWIDGET, AND VISUAL IMAGE.

CORPORATE RESELLING

         Direct corporate reselling is primarily conducted in Europe by ISP*D, which was acquired by the Company in June 1994. The Company hopes to utilize ISP*D's strength in Germany as a base for pan-European business development, utilizing the offices and operations of all of the Company's subsidiaries in Europe. Additionally, it is the Company's strategy to become the European-based corporate reseller of choice for European companies desiring coordinated purchasing agreements for U.S. subsidiaries. The formation of ISP*F is the continuation of the Company's planned European expansion in the reselling channel.

         ISP*D's experienced sales force, each member of which is assigned a specific territory in Germany or Austria, has built relationships with corporate customers through regular phone contact and personalized service. Account executives work directly with procurement managers, management information system managers and computer support managers of existing and potential customers to identify the specific needs of each customer and to facilitate the acquisition of software within the customer's organizational framework. They also maintain close contact with customers in order to provide them with timely communications and assistance with any special or strategic requests. In January 1996, ISP*D formed a full-time consulting staff as a value added service for its reseller customers enabling the Company to market itself on the basis of its overall price and service advantage in an environment where customers typically utilize two or more suppliers to satisfy their software needs.

          ISP*D's corporate reseller operations are now being supplemented by the recently introduced PROGRAMMER'S PARADISE DEUTSCHLAND and PROGRAMMER'S PARADISE DEUTSCHLAND CORPORATE EDITION, as is ISP*F's operation with the PROGRAMMER'S PARADISE FRANCE catalog.


WHOLESALE OPERATIONS

         Through Lifeboat Distribution and Lifeboat Italy, the Company sells, at wholesale, technical software to storefront retail dealers, superstores, resellers and mail order companies. The U.S. retailers include Software Etc. and MEI/Micro Center, while the resellers include ASAP Software Express, Stream, Corporate Software, Softmart and Software Spectrum. In addition, Lifeboat Italy wholesales productivity software. In 1996, Lifeboat Distribution - Germany began to wholesale productivity software under exclusive distribution arrangements with certain suppliers.

PURCHASING AND FULFILLMENT

         The Company's success is, in part, dependent upon the ability of its suppliers to develop and market products that meet the changing requirements of the marketplace. The Company believes it enjoys good relations with its vendors. The Company and its principal vendors have cooperated frequently in product introductions and other marketing programs. In addition, the Company typically receives price protection should a vendor subsequently lower its price. As is customary in the industry, the Company has no long-term supply contracts with any of its suppliers. Substantially all the Company's contracts with its vendors are terminable upon 30 days' notice or less.

         The Company believes that effective purchasing is a key element of its business strategy to provide technical software at competitive prices. The Company believes that volume purchases enable it to obtain favorable and competitive product pricing. The Company purchases products from more than 1,000 publishers. Domestically, in 1996 the Company purchased approximately 56.5% of its products directly from manufacturers and publishers and the balance from three distributors - Ingram, Merisel and DistribuPro. The largest volume of purchases by the Company from distributors was from Ingram, representing approximately 13.4% of worldwide purchases in 1996. The Company believes it can purchase substantially all products purchased from Ingram from other competing wholesalers under similar terms. Domestically, the leading 10 vendors of the Company accounted for approximately 61.1% of its purchases. Management estimates that during 1996 approximately 47% of worldwide revenues of the Company were derived from products published by Microsoft.

         ISP*D purchased approximately 72% of its products directly from manufacturers and publishers and the balance from more than six distributors. The leading three suppliers of ISP*D accounted for approximately 8.6% of purchases in 1996. ISP*D is a Microsoft Select dealer, entitling it to license Microsoft products and distribute such products from master lists forwarded by Microsoft and to sell documentation separate from the software media. Approximately 79% of ISP*D's sales in 1996 were of Microsoft products. Lifeboat Italy, also an authorized Miscrosoft distributor, purchased approximately 34% of its products directly from manufacturers and publishers and the balance from three distributors in 1996. The largest volume of purchases by Lifeboat Italy was from JSoft, related to Microsoft software, which represented approximately 61% of purchases in 1996. Under a 1994 distribution reorganization by Microsoft, Lifeboat Italy retained its designation as a Microsoft distributor, however, it was required to purchase Microsoft products through a direct ship distributor such as JSoft. The Company believes that it can purchase substantially all products obtained from JSoft from other competing wholesalers under similar terms.

         The Company attempts to manage its inventory position to generate a high number of inventory turns consistent with achieving high product availability and order fill rates. Inventory levels may vary from period to period, due in part to increases or decreases in sales levels, the Company's practice of making large-volume purchases when it deems the terms of such purchases to be attractive, and the addition of new suppliers and products. Moreover, the Company's order fulfillment and inventory control allow the Company to order certain products just in time for next day shipping. The
Company promotes the use of electronic data interchange ("EDI") with its suppliers, which helps reduce overhead and the use of paper in the ordering process. All inventory items in the U.S. and Italy are bar coded and located in computer designated areas which are easily identified on the packing slip. All such orders are checked with bar code scanners prior to packing to ensure that each order is filled correctly. The Company also conducts a quarterly physical inventory in the United States and Germany, and three times per year in Italy, to verify its inventory levels on a timely basis. Additionally, some suppliers or distributors will "drop ship" products directly to the customers, which reduces physical handling by the Company. These inventory management techniques allow the Company to offer a greater range of products without increased inventory requirements. Generally, the Company has been able to return unsold or obsolete inventory within specified intervals of the purchase date to its vendors through written agreements with, or unwritten policies of, such vendors. Domestic orders are shipped via United Parcel Service. Upon request, at an additional charge, overnight delivery services are available. The Company operates distribution facilities in Shrewsbury, New Jersey; Munich, Germany; Milan, Italy; London, England; and Paris, France.

MANAGEMENT INFORMATION SYSTEMS

         In the U.S., the Company operates a management information system that allows for centralized management of key functions, including inventory and accounts receivable management, purchasing, sales and distribution. Such system has been customized to provide for the preparation of daily operating control reports regarding key aspects of the Company's business. The Company's existing U.S. management information system is a multi-processor, UNIX-based package designed for a transaction-intensive distribution system, with financial, inventory, purchasing and sales modules. The system provides operators with direct computer-generated fax capabilities which are used extensively for expediting purchase orders, customer service confirmations and automatic follow-up of accounts receivable collections. This system supports telemarketing, marketing, purchasing, accounting, customer service, warehousing and distribution. As part of the acquisition of substantially all of the assets of The Software Developer's Company, Inc., the Company acquired SDC's management information system which are more adaptive to direct marketing organizations than the Company's. The Company is presently in the process of installing this system. The system allows the Company, among other things, track direct marketing campaign performance, to monitor sales trends, make informed purchasing decisions, and provide product availability and order status information. In addition to the main system, the Company has systems of networked personal computers, which facilitates data sharing and provides an automated office environment, as well as microcomputer-based desktop publishing systems. The Company's European operations use local systems, which are expected over time to be modified to allow exchange of data with the Company's U.S. operations. The Company believes that its management information systems and planned enhancements are sufficient to sustain its present operations and its anticipated growth for the foreseeable future.

TRADEMARKS, INTELLECTUAL PROPERTY AND LICENSES

         The Company conducts its business under the trademarks and service marks of PROGRAMMER'S PARADISE, THE PROGRAMMER'S SUPERSHOP, The "Island Man" cartoon character logo, Lifeboat, DEMO, demo-it!, System Science, ISP*D and ISP*F. The Company believes that its trademarks and service marks have significant value and are an important factor in the marketing of its products. The Company intends to use and protect these and related marks, as necessary. The Company does not maintain a traditional research and development group, but works closely with software authors and publishers and other technology developers to stay abreast of the latest developments in microcomputer technology. In connection with its publishing operations, from time to time the Company has funded a portion of the development of publishing properties under license to the Company, by providing the author advances, which are applied against royalties.

         ISP*D is a Microsoft Select dealer. The Company has multiple other alliances with publishers such as Lotus, Borland, Powersoft, Attachmate, Nu-Mega, Intersolv and Logic Works.

EMPLOYEES

         As of December 31, 1996, the Company had 92 full-time employees in the United States, including 58 in sales and marketing, 13 in purchasing and distribution, and 21 in administration, accounting and MIS and 2 part-time employees. As of December 31, 1996, the Company had 101 full-time employees in Europe, including 44 in sales and marketing, 9 in consulting and technical training, 25 in purchasing and distribution, 23 in administration and accounting and 3 part-time employees.

         The Company is not a party to any collective bargaining agreements with its employees, has experienced no work stoppages and considers its relations with its employees to be satisfactory.

COMPETITION

         The software distribution market is highly competitive. Pricing is very aggressive, and the Company expects pricing pressure to continue. The Company faces competition from a wide variety of sources including direct sales by vendors, software resellers, superstores, catalogers and other direct marketers of software products, some of which are significantly larger and have substantially greater resources than the Company. Many of these competitors compete principally on the basis of price, product availability, customer service and technical support, and may have lower costs than the Company. The market for technical software is characterized by rapid changes in technology and user needs. The Company competes both in the acquisition of lists of prospects and of new products from software authors, developers and publishers, as well as in the marketing and sale of its existing products to its customers.

         Although many of the Company's competitors have greater financial resources than the Company, the Company believes that an ability to offer the professional programmer a wide selection of products, at low prices, with prompt delivery, and high customer service levels and its good relationships with its vendors and suppliers, allow it to compete effectively. The Company competes to gain distribution rights for new products primarily on the basis of its reputation, the relationships which management of the Company has established with product authors and the Company's ability to promote and market new products successfully.

         The software distribution industry is undergoing significant change and consolidation. Software distributors are consolidating operations and acquiring or merging with other distributors or retailers to achieve economies of scale and increased efficiency. During 1996, the Company acquired its principle competitor within the catalog industry- THE PROGRAMMER'S SUPERSHOP. One of the primary benefits of the transaction was the economies of scale as the Company was able to absorb the entire operations of The Programmer's Supershop within its existing location while substantially reducing overhead run rates.

         The current consolidation trend could cause the industry to become even more competitive and make it more difficult for the Company to maintain its operating margins. The manner in which software products are distributed and sold is also changing, and new methods of distribution and sale may emerge or expand. Software developers and publishers have sold, and may intensify their efforts to sell, their products directly to end-users. From time to time certain developers and publishers have instituted programs for the direct sale of large order quantities of software to certain major corporate accounts. These types of programs may continue to be developed and used by various developers and publishers. While Microsoft and other vendors currently sell their update products directly to end users, they have not attempted to completely bypass the reseller channel. Future efforts by such entities to bypass third-party sales channels could materially and adversely affect the Company's operations.

         In addition, certain major publishers, including Microsoft, have implemented programs for the master copy distribution or site licensing of software. These programs generally grant an organization the right to make a number of copies of software for distribution within the organization provided that the organization pays a fee to the developer for each copy made. Also, resellers and publishers may attempt to increase the volume of software products distributed electronically through downloading to end users' microcomputers, through CD-ROM unlocking technology, through CD-ROM based subscription services and through on-line shopping services. Any of these competitive programs, if successful, could have a material adverse effect on the Company's operations and financial condition.

SALES TAX AND REGULATORY MATTERS

         The Company believes that it is presently required to collect sales tax on sales of products through its catalogs to residents of New Jersey. Various states have sought to impose on direct marketers the burden of collecting state sales tax on the sale of products shipped to that state's residents. The United States Supreme Court has ruled that the various states, absent congressional legislation, may not impose tax collection obligations on an out-of-state mail order company whose only contact with the taxing state is the distribution of catalogs and other advertisement materials through the mail and whose subsequent delivery of purchased goods is by U.S. mail or interstate common carrier. If legislation is ultimately enacted to overturn such decision, or state courts otherwise impose a duty to collect sales or use tax, imposition of a tax collection obligation on the Company in states to which it ships products may result in additional administrative expenses to the Company and price increases to its customers.

         The Company seeks to expand its in-house list of customers and prospects. In the event that federal or state governments or European governments enact privacy legislation resulting in the increased regulation of mailing lists, the Company's ability to enhance or expand its lists could be adversely affected. In such event, the Company could also experience increased costs in complying with potentially burdensome regulations concerning the solicitation of consents to keep or add customer names to its mailing lists.

         The direct response business is subject to the Mail or Telephone Order Merchandise Rule and related regulations promulgated by the Federal Trade Commission. While the Company believes it is in compliance with such regulations and has implemented programs and systems to assure its ongoing compliance with such regulations, no assurance can be given that new laws or regulations will not be enacted or adopted which might adversely affect the Company's operations.

SEASONALITY

         The Company has traditionally experienced a decrease in domestic net sales in its third quarter compared to the other quarters. This traditional downturn in domestic net sales is exacerbated by the decline of European commercial activity in general and software sales in particular during the summer months.

ITEM 2. PROPERTIES.

         As of December 31, 1996, the Company currently leases 15,000 square feet of space for its offices on the first floor at 1163 Shrewsbury Avenue, Shrewsbury, New Jersey. The lease is presently on a month to month basis while the Company is negotiating various options including renewing its current lease. Basic monthly rent payments amount to approximately $11,000. Additionally, the Company also leases approximately 3,500 square feet of office space under a short-term lease that calls for monthly rental payments in the amount of $3,750. The Company's European facilities, all of which are leased under long term arrangements, are as follows: 14,269 square feet in Munich, Germany, 8,606 square feet in Milan, Italy, 3,000 square feet in London, England and 4,300 square feet in Paris, France. Total annual rent expense for the European facilities is approximately $ 467,000. See Note 9 to the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.

         There are no material legal proceedings pending against the Company or any of its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY.

         The executive officers of the Company are as follows:

NAME                       AGE               POSITION
--------------------------------------------------------------------------------
Roger Paradis              52       President, Chief Executive Officer and
                                    Chairman of the Board

Joseph V. Popolo           60       Executive Vice President -
                                    USA Operations and Secretary

Peter W. Lorenz            48       Executive Vice President-
                                    European Operations

John P. Broderick          47       Chief Financial Officer, Vice President -
                                    Finance and Treasurer

Massimo Freschi            40       Vice President Europe and Managing Director
                                    European-wide   Catalog  and   Distribution
                                    Operations

Jeffrey Largiader          40       Vice President - Catalog Operations and
                                    Marketing Development

Kathleen Innacelli         36       Vice President - Fulfillment Operations


ROGER PARADIS has served as the President, Chief Executive Officer and a director of the Company since 1988. During 1996, he was also appointed as Chairman of the Board of Directors. Prior to joining the Company, he was President of Amerinex Corporation, a private venture capital firm in Saddle Brook, New Jersey.

JOSEPH V. POPOLO has served as the Company's Executive Vice President - Operations since joining the Company in January 1995. From 1977 to 1985, he was the President of MISCO, a computer products cataloger. From 1985 until joining the Company, Mr. Popolo was an independent consultant to corporations desiring to expand or build business-to-business catalog operations. Mr. Popolo has served as a consultant to Catalog Age magazine and is the founder and a charter member of the Direct Marketing Association's International Council.

PETER W. LORENZ has served as the Managing Director of ISP*D since its inception in 1989 and joined the Company in June 1994 at the time of the acquisition of ISP*D by the Company. Since January 1995, he has served as Executive Vice President- European Operations. Mr. Lorenz is a founding member of the German Software Association, and was its chairman from 1987 until 1990. He currently is Treasurer and a member of the Board of Directors of the Software Publishing Association (SPA), Europe.

JOHN P. BRODERICK has served as the Company's Chief Financial Officer and Vice President - Finance of the Company since May 1995. He has also served as a financial consultant to the Company since 1993. From 1990 through 1992, Mr. Broderick was the Chief Financial Officer of Olympic Limousine Service, Inc., a transportation conglomerate.

MASSIMO FRESCHI has served as the Managing Director of Lifeboat Italy since 1990 and joined the Company in January 1993 at the time of the acquisition of Lifeboat Italy by the Company. He also has served as Vice President - European Distribution and Catalog Operations since January 1995. Prior thereto and since 1986, he served in various sales and marketing positions with Lifeboat Italy.

JEFFREY LARGIADER has served as the Vice President - Catalog Operations and Marketing Development since 1989 and is responsible for catalog production, advertising sales, media planning and marketing communications. Prior to that and since 1983, he held various sales and product management positions with the Company and Lifeboat Associates.

KATHLEEN INNACELLI has served as the Vice President - Fulfillment Operations of the Company since 1993 and is responsible for purchasing and warehouse operations. From 1990 through 1993, Ms. Innacelli held the position of Manager of Purchasing and was the Vice President - Telesales and Client Services of the Company and prior to that and since 1983 held other positions with the Company and Lifeboat Associates.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock trades on the NASDAQ National Market under the symbol "PROG." The following table sets forth, for the calendar quarters indicated, the quarterly high and low sales prices of the Company's Common Stock as reported on NASDAQ. The quotations listed below reflect inter-dealer prices only, without retail markups, markdowns or commissions. Prior to July 18, 1995, there was no established public trading market for the Company's Common Stock.


                                     High             Low
                                   --------         --------
1995
Third Quarter                      12 3/8           10 1/2
Fourth Quarter                     10  1/2           6 3/4
1996
First Quarter                       7                5 1/4
Second Quarter                      7 3/8            4 7/8
Third Quarter                       6 3/4            5 1/4
Fourth Quarter                      7 1/2            5

During 1996, 83,975 shares of the Common Stock were issued to employees, former employees and directors of the Company, pursuant to the exercise of incentive stock options granted to them prior to such year under the Company's stock option plans. Such shares were issued pursuant to Rule 701 promulgated under the Securities Act of 1933, at a weighted average exercise price of $.36.


HOLDERS OF COMMON STOCK

         On March 21, 1997, 4,789,423 shares of the Company's Common Stock were outstanding. On such date, there were approximately 76 holders of record.

DIVIDENDS

         No dividends have been paid on the Company's Common Stock. The Company is limited in its ability to pay dividends by its domestic loan agreement, which presently prohibits the payments of dividends. The Company does not currently anticipate declaring or paying dividends.


ITEM 6. SELECTED FINANCIAL DATA.

         The following is a summary of selected financial data of the Company for each of the five years ended on the dates set forth below, which should be read in conjunction with the financial statements of the Company and the notes thereto:



                      SELECTED CONSOLIDATED FINANCIAL DATA

    The following table sets forth, selected consolidated financial data for the Company for the five years ended December 31, 1996. The selected consolidated financial data for the five years are derived from the Company's audited consolidated financial statements. The consolidated financial data set forth below should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Results of Operations and Financial Condition" contained herein.

                      (In thousands, except per share data)

                                                              YEAR ENDED DECEMBER 31
                                             ---------------------------------------------------------------

                                                1992        1993           1994         1995           1996
                                                ----        ----           ----         ----           ----
STATEMENT OF OPERATIONS DATA (1):
Net sales                                     $32,333      $45,032         $71,334      $93,286     $127,680
Income from operations                            362          838           1,370        2,275        2,936
Income before minority interest                   159          263           1,095        4,203        2,199
Net income                                        159          239           l,050        4,203        2,298
Net income per common
  share                                         $0.09        $0.10           $0.35        $1.03        $0.44
                                                =====        =====           =====        =====     ========
Weighted average number of
  common shares outstanding                     2,187        2,887           3,142        4,102        5,198

BALANCE SHEET DATA:
  Working capital                               $ 801      $ 1,950         $ 2,731      $21,689       $12,416
  Total assets                                  9,075       11,714          24,730       58,329        69,209
  Short-term debt                               2,900        3,303           3,489        2,469         1,367
Long-term debt                                     --           --              --           --        1,050
Redeemable preferred
    stock and Stockholders'
    equity                                      1,773        3,379           4,597       26,989         28,845

----------
(1) Comparability of the Statement of Operations is affected by acquisitions occurring throughout the periods presented. See Note 2 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company is a distributor of software, operating through three distribution channels - cataloging, corporate reseller and wholesale operations. Catalog operations include worldwide catalog sales, advertising and publishing. Corporate reseller operations include Corsoft, Inc. in the US and ISP*D International Software Partners GmbH ("ISP*D") in Munich, Germany, wholly owned subsidiaries of the Company, and ISP*F International Software Partners France ("ISP*F") a majority owned company located in Paris, France. Wholesale operations include distributions to dealers and large resellers through Lifeboat Distribution Inc. in the U.S. and Lifeboat Associates Italia Srl ("Lifeboat Italy") in Milan, Italy, also subsidiaries of the Company.

         The Company was founded in 1982 as a wholesaler and reseller of educational software. In June 1986, the Company acquired Lifeboat Associates, a wholesale distributor and publisher of software founded in 1976. Later in 1986, Programmer's Paradise was started by the Company as a catalog marketer of technical software. In 1988, the Company acquired Corsoft Inc., a corporate reseller founded in 1983, and combined it with the operations of the
Programmer's Paradise catalog and Lifeboat Associates, both of which were involved in the marketing of technical software for microcomputers. In May 1995, the Company changed its name from "Voyager Software Corp" to "Programmer's Paradise, Inc." and consolidated its U.S. catalog and software publishing operations in a new subsidiary, Lifeboat Distribution, Inc. In July 1995, the Company completed an initial public offering of its common stock. In June, 1996, the Company acquired substantially all of the assets of the

Software Developer's Company, Inc. including THE PROGRAMMER'S SUPERSHOP catalog, its largest domestic competitor.

         The Company began European-based operations in the first quarter of 1993, when it acquired a controlling interest in Lifeboat Italy, a long-standing software distributor in Italy. In January and April 1994, the Company purchased the remaining ownership interest in Lifeboat Italy. In June 1994, the Company acquired a 90% controlling interest in ISP*D, a large software-only dealer and a leading independent supplier of Microsoft Select licenses and other software to many large German and Austrian companies. In January 1995, the remaining 10% interest in ISP*D was purchased by the Company . In late 1994, the Company organized a subsidiary in the United Kingdom to engage in catalog operations. In December 1995, the Company acquired Systematika Ltd., a leading reseller of technical software in the United Kingdom and the publisher of the popular SYSTEM SCIENCE catalog. In January 1996, the Company formed ISP*F International Software Partners France SA ("ISP*F"), as a full service corporate reseller of PC software, based in Paris and majority owned by Programmer's Paradise France SARL. The Company is using its European-based operations as a platform for pan-European business development, including the distribution of local versions of its catalogs.

         The Company has experienced in the past and will experience in the future seasonal variations in net sales and net income. Factors that have contributed to seasonal operating results include product cycles of suppliers that are not controlled or influenced by the Company, product availability, supplier relationships, customer licenses and contracts, the timing of catalog mailings, catalog response rates, product mix, past and potential acquisitions, the condition of the software industry in general, traditional softness in summertime European commercial activity, shifts in demand for software products and industry announcements, releases of new products and upgrades and corporate purchasing cycles.


RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales:

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                      ------------------------------------------------------------------
                                                   % TO NET SALES                        % CHANGE
                                      -----------------------------------         -----------------------
                                        1994         1995          1996            95 V 94        96 V 95
                                        ----         ----          ----            ----------------------

Net Sales                              100.0%          100.0%       100.0%
Cost of Sales                           83.1%           84.4%        83.8%
Gross Profit                            16.9%           15.6%        16.2%         ( 1.3%)            0.6%

Selling, general and
  administrative expenses               14.8%           13.1%        13.5%         ( 1.7%)            0.4%
Amortization expense                     0.1%            0.1%         0.4%           0.0%             0.3%
Income from operations                   2.0%            2.4%         2.3%           0.4%            (0.1%)
Interest ( income ), expense net         0.6%           (0.3%)       (0.2%)        ( 0.9%)            0.1%
Income before taxes                      1.4%            2.7%         2.5%           1.3%            (0.2%)
Income tax benefit (provision)           0.2%            1.9%        (0.8%)          1.7%            (2.7%)
Minority interest (loss)                 0.1%                        (0.1%)         (0.1%)           (0.1%)
Net Income                               1.5%            4.6%         1.8%           3.1%            (2.8%)


NET SALES

         Net sales of the Company represents the gross consolidated revenue of the Company less returns. Although net sales consist primarily of sales of software, revenue from marketing services and advertising is also included within net sales. Net sales of the Company increased by $34,394,000, or 37%, to $127,680,000 in 1996 and by $21,952,000, or 31%, to $93,286,000 in 1995 as
compared to the respective preceding periods. The increase in revenues in 1996 resulted from a combination of the growth of the catalog and corporate reseller channels as well as growth through acquisitions. Revenues within the catalog channel increased 65% or $23.2 million primarily as a result of the acquisition of the Programmer's Supershop in June 1996 as well as the acquisition of Systematika Limited, a London based direct marketer in the technical software industry in December 1995. Domestic catalog circulation increased by approximately 800,000 catalog drops without the addition of THE PROGRAMMER'S SUPERSHOP in 1996 as the Company introduced two new segmented catalogs:
COMPONENTS PARADISE launched in March 1996 and INTERNET PARADISE, launched in May 1996. Revenues within the corporate reseller channel increased 26.4% in 1996 primarily resulting from a significant increase in the amount of German and Austrian reseller customers as well as the positive impact of forming the French reseller, ISP*F. Revenues within Germany and Austria increased by approximately 20% over 1995. This increase, in part, is attributed to the formation of a consulting division, which has provided value-added services to German reseller customers.

         The growth in net sales in 1995 resulted from market share growth in both the catalog and reseller channels and the full year impact of the acquisition of ISP*D. Revenues within the catalog channel in 1995, increased 80% or $11.2 million, in part to the start-up of new catalogs in France and the United Kingdom. Domestic catalog circulation increased by approximately 200,000 in 1995 as the Company concentrated on improving the quality of its customer and prospect files and upgrading its circulation plan for rentals. Growth in the reseller channel increased 45% or $13.3 million primarily from the addition of ISP*D.

GROSS PROFIT

         Gross profit represents the difference between net sales and cost of sales. Cost of sales is composed primarily of amounts paid by the Company to publishers and vendors plus catalog printing and mailing costs. Publisher and vendor rebates are credited against costs of sales. Gross Profit as a percentage of net sales increased by 0.6% in 1996 from 15.6% to 16.2% primarily from increased revenues within the catalog channel stemming from the acquisition of The Programmer's Supershop as well as the full year effect of the acquisition of Systematika Ltd. During 1996, the Company was able to enhance its gross margins within the catalog channel by raising both product pricing and advertising rates in order that its primary catalogs, PROGRAMMER'S PARADISE and THE PROGRAMMER'S SUPERSHOP be on parity. Gross profit as a percentage of net sales decreased by 1.3% in 1995 primarily due to a shift in the mix of sales through the Company's distribution channels resulting from the acquisition of ISP*D, reflecting an increase in the percentage of relatively lower margin corporate resales and Microsoft Select licensing sales.

         In the past, gross margins have been affected by the mix of products sold and the mix of distribution channels. Historically, the gross margins attained in the catalog channel have been higher than either the corporate reseller or distribution channels. In 1996, catalog operations contributed approximately 46% of revenue and approximately 62% of gross margin dollars as compared with 35% of revenue and 49% of gross margin dollars in 1995 and 35% of revenue and 46% of gross margin dollars in 1994. Corporate reseller operations contributed approximately 43% of revenue and approximately 26% of gross margin dollars in 1996 and 49% of revenue and 36% of gross margin dollars in 1995 as compared 41% of revenue and 32% of gross margin dollars in 1994. The distribution channel contributed approximately 11% of revenue and approximately 12% of gross margin dollars in 1996 compared with 16% of revenue and 15% of margin dollars in 1995 and 24% of revenue and 22% of margin dollars in 1994.

          The historically higher margins attained in the catalog channel are related to both the product focus on technical software, including numerous specialized products, and on the relatively fragmented customer base of the catalog channel, in comparison to the corporate reseller channel, which primarily serves large corporations purchasing high volumes of widely available business applications. In the future, the Company's gross margins will be affected by several factors, including, among others, the price of products sold, the distribution channel used, increases in product costs, price competition and the introduction of new products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("SG&A") expenses include all corporate personnel costs (including salaries and health benefits), depreciation, non-personnel-related marketing and administrative costs and a provision for doubtful accounts. Depreciation consists primarily of equipment depreciation. SG&A expenses have decreased as a percentage of revenues from 14.9% in 1994 to 13.1% in 1995 and then increased to 13.5% of net revenues in 1996. The decline in SG&A in prior years is primarily attributable to the acquisition of ISP*D which has generally lower SG&A as a percentage of revenue. The increase in SG&A expense as a percentage of revenues in 1996 is attributable to the abnormally high overheads incurred with the start-up of the French corporate reseller operation. The French corporate reseller operation required mid-year restructuring which involved the separation and payment of severance for several employees. The Company does not anticipate any further restructuring requirements, however, there can be no guarantee that such a need will not arise. Each year SG&A has increased in absolute dollars, reflecting the cost of operations of the Company's acquisitions such as the Programmer's Supershop, Systematika Ltd. and ISP*D. The Company does anticipate that SG&A as a percentage of revenues will continue to decline as revenues continue to grow and cost containment directives remain in place, however, there can be no assurances that this will occur

         Geographically, the domestic operations of the Company accounted for approximately 47% of total SG&A expenditures while the European operations accounted for approximately 53%. This represents a decrease from 1995 where domestic SG&A expenditures accounted for approximately 50% of total consolidated expenditures.

AMORTIZATION

Amortization expense includes the systematic write-off of capitalized software and goodwill. The Company incurred goodwill with the acquisition of both ISP*D and Lifeboat Italia which it is amortizing over 40 years. In addition, the Company recorded goodwill in conjunction with the acquisition of both Systematika Ltd. and ISP*F International Software Partners France. The Company recognized approximately $9.5 million in goodwill from the acquisition of the assets of The Software Developers Company Inc. in June 1996 which is being amortizing over a fifteen year period for both financial and tax accounting purposes.

INTEREST INCOME AND EXPENSE

         As a result of the Company's Initial Public Offering on July 18, 1995, the Company was able to liquidate its domestic bank debt and invest the net proceeds in short-term instruments. The Company generated net interest income of approximately $223,000 and $250,000 in 1996 and 1995 respectively, compared with net interest expense in 1994 of approximately $372,000. Overall interest income for

1996 was negatively impacted by the utilization of cash to finance the acquisitions of ISP*F and The Software Developer's Company, Inc.

MINORITY INTEREST

         Minority interest represents the share of the ISP*F losses related to the 28% stock ownership, which was not owned by the Company at December 31, 1996. An additional minority equity contribution was funded in October 1996 as part of a reorganization and adjustment in ownership percentage. Operating losses for ISP*F are offset against minority interest. Because the operating losses for ISP*F exceeded minority interest, the Company recognized substantially all of the operating losses through September 30, 1996. This amounted to approximately $775,000.

INCOME TAXES

         Prior to 1995, the Company had accumulated net operating loss carryforwards and other deductible temporary differences for income tax purposes of approximately $10.5 million which could be used to offset taxable income through the year 2005. The Company's Initial Public Offering triggered an ownership change, which imposes a limit on the use of these net operating loss carryforwards. See Note 5 to the Consolidated Financial Statements.

         Statement of Financial Accounting Standards No. 109 requires that a valuation allowance be recorded for deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends upon the existence of future taxable income. The Company had previously recorded a tax valuation allowance in accordance with SFAS No. 109. As a result of its recent history of carryforward utilization and projected future taxable income, the Company has reduced the tax valuation allowance by approximately $3.1 million in 1995 and approximately $565,000 in 1994.

         At December 31, 1996, the Company recorded a provision for income taxes of approximately $991,000 which consists of a provision for state and federal taxes of approximately $1.3 million offset by a reduction in the tax valuation allowance of approximately $350,000 associated with prior period losses of the German subsidiary. At December 31, 1995, benefit for income taxes amounted to approximately $1.7 million, which consists of a reduction in the tax valuation allowance of approximately $3.1 million offset primarily by provisions for local and foreign taxes of approximately $1.4 million. At December 31, 1994, the net income tax benefit amounted to approximately $143,000, which primarily consists of a reduction in the tax valuation allowance of approximately $565,000 offset by local and foreign tax provisions of approximately $422,000.

         Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $563,000 and $413,000 at December 31, 1996 and 1995, respectively. Those earnings are considered to be indefinitely reinvested and accordingly, no provision for U.S. federal and state income taxes has been provided. Upon distribution of those earnings in the form of dividends, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

         Assuming a 40% combined U.S. federal and state statutory tax rate and actual foreign tax rates, the income tax expense would have been approximately $396,000, $1,137,000 and $915,000 for the years 1994, 1995 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's primary capital needs have been to fund the working capital requirements created by its sales growth and to make acquisitions. Historically, the Company's primary sources of financing have been borrowings under its domestic and international lines of credit with financial institutions and the issuance of preferred stock to private investors, financial institutions and investment funds. In July 1995, the Company completed an initial public offering of its common stock, which resulted in net proceeds to the Company of approximately $18 million.

          Cash flows from operations were approximately $1,166,000 for the year ended December 31, 1996 compared to $9,211,000 and $4,095,000 for 1995 and 1994, respectively. In 1996, cash was provided primarily by the net income of the Company and by a reduction in inventories and an increase in accounts payable, reflecting the increase in Microsoft Select business and related amounts payable but not yet due to Microsoft, offset by an increase in accounts receivable, primarily associated with acquired entities. Cash flows from operations for 1996 were negatively impacted by the losses generated by the operations of ISP*F, the French corporate reseller and a DSO in France that is unusually long in comparison to other entities within the Company. For 1995, in addition to the proceeds received from the IPO which were used to reduce debt and invest in short term securities, cash flow was primarily provided by net income of the Company and by an increase in accounts payable, primarily due to amounts payable but not then due to Microsoft by ISP*D under the Microsoft Select program, offset by an increase of accounts receivable and an increase in inventories. For 1994, cash flow was primarily provided by net income of the Company, a similar increase in accounts payable related to amounts due under the Microsoft Select program offset by an increase in accounts receivable.

          At December 31, 1996, the Company had cash and cash equivalents of $16.3 million and net working capital of $12.4 million compared with cash and cash equivalents and net working capital of $27.7 million and $21.7 million respectively, at December 31, 1995. The decrease in working capital at December 31, 1996 is primarily attributable to the acquisition of the assets of Software Developer's Corporation in June, 1996 as well as ISP*F in January, 1996. Under the terms of the purchase, the Company paid $11,000,000 cash for the assets of the Software Developers Company and in return received approximately $1,500,000 in net assets. The increase in working capital at December 31, 1995 over the respective period in 1994, of approximately $19.0 million is primarily attributable to the proceeds received from the completion of the initial public offering as well as from the earnings for the year then ended. The increase in cash at December 31, 1995 is due to both the proceeds from the initial public offering and an accumulation of amounts payable but not then due to Microsoft by ISP*D under the Microsoft Select program.

          The Company's capital expenditures for 1996 and 1995 amounted to approximately $517,000 and $615,000, respectively, primarily for computer hardware and software, office furniture and leasehold improvements. In addition, in 1996, the Company acquired approximately $625,000 of assets, as part of the acquisition of the Software Developers Company primarily comprised of computer systems and furniture.

          Domestically, the Company has a secured, demand revolving line of credit, pursuant to which the Company may borrow up to $4.0 million, based upon 80% of its eligible accounts receivable plus 50% of its eligible inventory, at a rate of interest of prime plus .50%. The credit facility is secured by all of the domestic assets of the Company and contains certain covenants that require the Company to maintain a minimum level of tangible net worth and working capital. Approximately $1,350,000 (related to the acquisition of Systematika Limited) of the line was converted to a five year term loan at December 31, 1996.

          The Company maintains a secured, demand revolving line of credit for its German subsidiary, pursuant to which it may borrow in deutschmarks up to DM 1,000,000 (the equivalent of approximately $645,000 at December 31, 1996), based upon its eligible accounts receivable and eligible inventory, and the creditor is entitled to the benefit of a limited guarantee by the Company of up to DM 300,000 (the equivalent of approximately $194,000 at December 31, 1996). At December 31, 1996, there were no amounts outstanding under the line. In addition, a subsidiary of ISP*D has a secured term loan with the same bank, in the original principal amount of DM 1,000,000 (the equivalent of approximately $645,000 at December 31, 1996), maturing in March 1997. At December 31, 1996, the full amount was outstanding under such term loan, bearing interest at 4.35%.

          In Italy, Lifeboat Italy has banking arrangements with several Italian banks, pursuant to which it may borrow in lire on an unsecured, demand basis to finance working capital requirements, through credit and overdrafting privileges, as well as receivables-based advances. The aggregate credit and overdraft limits of such arrangements at December 31, 1996 and 1995 were both approximately Lit 3,200,000,000 (the equivalent of approximately $2.0 million). At December 31, 1996, there were no amounts outstanding under this line. At December 31, 1995, there was approximately Lit 1,336,000,000 (the equivalent of approximately $842,000) outstanding under such credit facilities, bearing interest at rates ranging from 11.0% to 14.6%.

FOREIGN EXCHANGE

         The Company's shipments to foreign subsidiaries are invoiced in U.S. dollars. As a result, the Company believes its foreign exchange exposure caused by these shipments is insignificant. The Company is, however, exposed to exchange conversion differences in translating foreign results of operations to U.S. dollars. Depending upon the strengthening or weakening of the U.S. dollar, these conversion differences could be significant.

          Sales to the customers in European countries and borrowings by the Company's European subsidiaries are denominated in local currencies. The Company does not hedge its net asset exposure to fluctuations in the U.S. Dollar against any such local currency exchange rates. Although the Company does maintain bank accounts in local currencies to reduce currency exchange fluctuations, the Company is, nevertheless, subject to risks associated with such fluctuations.


ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Index to Consolidated Financial Statements at Item 14(a).


ITEM 2. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III


ITEM 3. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         This information (other than the information regarding executive officers of the Company called for by Item 401 of Regulation S-K which is included in Part I hereof as Item 4A in accordance with General Instruction G(3)) will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.


ITEM 4. EXECUTIVE COMPENSATION.

         This information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.


ITEM 5. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         This information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.


ITEM 6. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         This information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.

                                     PART IV


ITEM 7. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as part of this Report:

         1.       CONSOLIDATED FINANCIAL STATEMENTS:

                    Index to Consolidated Financial Statements and Schedules Report of Independent Certified Public Accountants Consolidated Balance Sheets - as of
                           December 31, 1996 and December 31, 1995
                    Consolidated Statements of Income - Years
                           ended December 31, 1996, December 31, 1995 and December 31, 1994
                    Consolidated Statements of Cash Flows - Years ended December
                           31, 1996, December 31, 1995 and December 31, 1994
                    Consolidated Statement of  Stockholders'  Equity Years ended
                           December 31, 1996, December 31, 1995 and December 31, 1994
                    Notes to Consolidated Financial Statements

         2.       FINANCIAL STATEMENT SCHEDULE:

                  Schedule II     Valuation and Qualifying Accounts

                         All other schedules are omitted for the reason that the
                    information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

         3.       EXHIBITS:

EXHIBIT
NUMBER               DESCRIPTION OF EXHIBITS.

3.1       Form of Amended  and  Restated  Certificate  of  Incorporation  of the
          Company.*

3.2       Form of Amended and Restated By-Laws of the Company.*

4.1       Specimen of Common Stock Certificate.*

10.2 Amended and Restated Revolving Loan and Security Agreement, dated as of March 4, 1993, between Midlantic National Bank and the Company together with Revolving Loan Note; First Amendment to Amended and Restated Revolving Loan and Security Agreement, dated as of March 4, 1993, between Midlantic National Bank and the Company, Corsoft, Inc. and Lifeboat together with First Allonge to Revolving Loan Note; Consent of Midlantic National Bank.*

10.3      ISP*D Loan Agreements.*

10.4      Lifeboat Italy Loan Agreement.*

10.5 Lease, dated as of August 27, 1987, by and between Robert C. Baker, Robert C. Baker, Trustee under Trust Agreement dated March 15, 1984 for the Benefit of Ashley S. Baker, Gerald H. Baker, Harvey B. Oshins, Baker 1985 Family Partnership, Gregory J. Stepic and John G. Orrico ("Landlord") and Computer Library, Inc., and First Modification of Lease, dated as of April 24, 1991, between Landlord and the Company.*

10.6      ISP*D Office Lease.*

10.7      Lifeboat Italy Office Lease.*

10.8 Agreement dated as of December 29, 1994, between Lifeboat Publishing and Software Garden, Inc.; License for Trademark "Dan Bricklin", dated as of December 29, 1994, between the Company and Daniel Bricklin; First Amendment to Software License Agreement and Trademark License Agreement dated March 30, 1995.*

10.9      Employment Letter with Roger Paradis dated as of May 24, 1995.*

10.11     Employment  Letter  with Joseph V.  Popolo  dated as of  December  16,
          1994.*

10.12     Employment Letter with John P. Broderick dated as of May 10, 1995.*

10.13     Employment Letter with Massimo Freschi dated as of June 18, 1992.*

10.14     Employment  Letter with  Frederick W. Schmidt  dated as of January 19,
          1994.*

10.15     Form of Confidentiality and Non-Compete Agreement.*

10.16 Employment Agreement dated as of May 26, 1994, between Peter Lorenz, ISP*D and the Company.*

10.17     1986 Stock Option Plan and Form of Employee Stock Option Agreement.*

10.18     1995 Stock Plan.*

10.19     1995 Non-Employee Director Plan.*

10.20     Form of Officer and Director Indemnification Agreement.*

10.21     Registration Rights Agreement dated as of May , 1988.*

10.22 Agreement, dated December 19, 1995, by and between Programmer's Paradise (UK) Limited and the former shareholders of Systematika Limited, as supplemented by a letter agreement dated December 19, 1995 between Peter Lindsey and Programmer's Paradise (UK) Limited.+


10.23 Employment Agreement dated December 19, 1995 between Peter Lindsey and Systematika Limited.+

10.24 Share Sale Agreement dated December 29, 1995 between Raphael and Rosario Perez and Programmer's Paradise France relating to Logiciels & Applications SA.++

10.25 Shareholders' Agreement dated December 29, 1995 between Raphael Perez, Softway, Inc., Selsid and Programmer's Paradise France relating to Logiciels & Applications SA.++

10.26 Warranty Agreement dated January 18, 1996 by and among Raphael Perez, Rosario Perez and Programmer's Paradise France relating to Logiciels & Applications SA.++

10.27 Share Sale Agreement Amendment Agreement dated January 18, 1996 Relating to Logiciels & Applications by and among Raphael Perez, Rosario Perez and Programmer's Paradise France.++

10.28 Call Option Agreement dated January 18, 1996 between Raphael Perez and Programmer's Paradise France.++

10.29 Side Agreement dated January 18, 1996 to Call Option Agreement dated January 18, 1996 between Raphael Perez and Programmer's Paradise France.++

10.30 Call Option Agreement dated January 18, 1996 by and among Softway, Inc., Selsid and Programmer's Paradise France.++

10.31 Employment Agreement dated January 22, 1996 between Raphael Perez and Logiciels Et Applications.++


10.32 Agreement of Purchase and Sales of Assets, dated as of May 16, 1996, between the Registrant and the Selling Parties, and the exhibits thereto. **

10.33     Bill of Sale,  dated  as of June 28,  1996,  executed  by the  Selling
          Parties.**

10.34 Facilities and Employee Use Agreement, dated as of June 28, 1996, between the Registrant and SDC.**


10.35 Closing Statement, dated as of June 28, 1996, between the Registrant and the Selling Parties**

10.36 Letter Agreement regarding the Acquisition of Stock of SDEV Germany, dated as of June 28, 1996, between the Registrant and the Selling Parties.**

10.37 Stock Acquisition Escrow Agreement, dated as of June 28, 1996, between the Registrant, the Selling Parties and Golenbock, Eiseman, Assor & Bell, as escrow agent.**

10.38     Consent of Independent Auditors**


21.1       Subsidiaries of the Registrant.*

24.1       Powers of Attorney.*

(b)         Reports on Form 8-K.

                  No reports were filed on Form 8-K during the last quarter of the fiscal year covered by this Report.

                  The Company filed a Report on Form 8-K on January 2, 1996 and filed an amendment thereto on Form 8-KA on March 4, 1996, with respect to the acquisition of the stock of Systematika Limited, an English corporation, by Programmer's Paradise (UK) Limited (See Item 1). The Company also filed a Report on Form 8-K on July 19,1996 and filed an amendment thereto on Form 8-KA on September 16, 1996, with respect to the acquisition of substantially all of the assets of Software Developers Company, Inc..



     * Incorporated by reference to exhibits of the same number filed with the Registrant's Registration Statement on Form S-1 or amendments thereto (File No. 33-92810).

     + Incorporated by reference to the Registrant's Report on Form 8-K dated January 2, 1996 or amendments thereto.

    ++ Incorporated by reference to exhibits of the same number filed with the Registrant's Report on Form 10-K dated March 28, 1996.

    ** Incorporated by reference to the Registrant's Report on Form 8-K dated July 19, 1996 or amendments thereto.

                  Programmer's Paradise, Inc. and Subsidiaries

                       Consolidated Financial Statements

                         Index to Financial Statements
                                                                          Page
                                                                          ----
Report of Independent Public Accounts                                      F-0

Consolidated Balance Sheets                                                F-1

Consolidated Statement of Income                                           F-2

Consolidated Statement of Stockholders' Equity                             F-3

Consolidated Statements of Cash Flows                                      F-4

Notes to Consolidated Financial Statments                                  F-5

Schedule II-Valuation and Qualifying Accounts                              F-20

                         Report of Independent Auditors


The Board of Directors and Stockholders
Programmer's Paradise, Inc.

We have audited the accompanying consolidated financial statements of Programmer's Paradise, Inc. and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index of
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Programmer's Paradise, Inc. and subsidiaries at December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth herein.


                                                               ERNST & YOUNG LLP

MetroPark, New Jersey
January 31, 1997

                  Programmer's Paradise, Inc. and Subsidiaries

                           Consolidated Balance Sheets


                                                                                  December 31
                                                                             1995              1996
                                                                       ------------------------------------
Assets
Current assets:
 Cash and cash equivalents                                                  $27,701,777      $16,281,055
 Accounts receivable, net of allowances of $777,000 and
   $583,000 in 1995 and 1996, respectively                                   15,625,035       26,825,971
 Inventory                                                                    5,452,623        4,463,747
 Prepaid expenses and other current assets                                    2,116,797        2,945,810
 Deferred income taxes                                                        1,341,918        1,097,007
                                                                       ------------------------------------
Total current assets                                                         52,238,150       51,613,590

Equipment and leasehold improvements, net                                     1,126,982        1,694,900
Goodwill, net of accumulated amortization of $217,000
   and $690,000 in 1995 and 1996, respectively                                2,358,023       12,768,563
Other assets                                                                    581,567          912,124
Deferred income taxes                                                         2,023,854        2,219,854
                                                                       ====================================
                                                                            $58,328,576      $69,209,031
                                                                       ====================================
Liabilities and stockholders' equity Current liabilities:
 Accounts payable and accrued expenses                                      $27,881,030      $35,760,060
 Notes payable to banks                                                       2,468,590        1,134,940
 Other current liabilities                                                      199,371        2,303,076
                                                                       ------------------------------------
Total current liabilities                                                    30,548,991       39,198,076

Other liabilities                                                               790,483          116,345
Long-term portion of notes payable to banks                                                    1,050,000

Stockholders' equity:
 Common Stock $.01 par value:  Authorized, 10,000,000 shares, issued
   4,678,245 and 4,762,220 in 1995 and 1996, respectively                        46,782           47,622
 Additional paid-in capital                                                  33,405,363       33,509,695
 Treasury stock, at cost, 65,000 shares in 1996                                                 (375,633)
 Accumulated deficit                                                         (6,517,673)      (4,219,974)
 Cumulative foreign currency translation adjustment                              54,630         (117,100)
                                                                       ------------------------------------
Total stockholders' equity                                                   26,989,102       28,844,610
                                                                       ------------------------------------
                                                                            $58,328,576      $69,209,031
                                                                       ====================================

See accompanying notes.

                  Programmer's Paradise, Inc. and Subsidiaries

                        Consolidated Statements of Income


                                                                         Year ended December 31
                                                                  1994             1995              1996
                                                          -----------------------------------------------------

Net sales                                                     $ 71,333,977     $93,286,129      $127,679,889
Cost of sales                                                   59,309,598      78,717,559       107,040,575
                                                          -----------------------------------------------------
Gross profit                                                    12,024,379      14,568,570        20,639,314

Selling, general and administrative expenses                    10,574,545      12,194,601        17,230,145
Amortization of goodwill                                            80,003          98,848           473,021
                                                          -----------------------------------------------------
Income from operations                                           1,369,831       2,275,121         2,936,148

Other expense (income):
 Interest expense                                                  477,083         265,399           373,156
 Interest income                                                  (104,865)       (515,652)         (596,046)
 Unrealized foreign exchange loss (gain)                            46,026          48,958           (30,628)
                                                          -----------------------------------------------------
Income before income taxes and minority interest                   951,587       2,476,416         3,189,666

Income tax (benefit) provision                                    (143,374)     (1,727,035)          990,957
                                                          -----------------------------------------------------
Income before minority interest                                  1,094,961       4,203,451         2,198,709

Minority interest in net (income) loss of subsidiary              (44,876)                            98,990
                                                          -----------------------------------------------------
Net income                                                    $  1,050,085     $ 4,203,451      $  2,297,699
                                                          =====================================================

Net income per common share                                   $       .35      $      1.03      $        .44
                                                          =====================================================

Weighted average common shares outstanding                       3,142,267       4,102,440         5,197,994
                                                          =====================================================

See accompanying notes.

                  Programmer's Paradise, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity


                                            Non-Cumulative
                                              Redeemable                         Additional
                                            Convertible       Common Stock         Paid-In        Treasury
                                             Preferred     -------------------
                                                Stock       Shares     Amount      Capital         Stock
                                            ------------------------------------------------------------------
Balance at January 1, 1994                      $ 373        229,115   $ 2,291    $15,271,592
  Net income
  Repayment of note receivable
  Translation adjustment
                                            ---------------------------------------------------
Balance at December 31, 1994                      373        229,115     2,291     15,271,592
  Net income
  Stock issued in ISP*D acquisition                          165,000     1,650        108,350
   Conversion of Series A                        (223)     1,674,071    16,741        (16,518)
   Conversion of Series B                        (150)       450,690     4,507         (4,357)
   Exercise of stock options, including
    $83,000 in income tax benefits                            89,369       893         18,571
   Issuances of common stock in connection
    with initial public offering, net of
    expenses                                               2,070,000    20,700     18,027,725
   Translation adjustment
                                            ---------------------------------------------------
Balance at December 31, 1995                        -      4,678,245    46,782     33,405,363
  Net income
   Exercise of stock options, including
    $86,000 in income tax benefits                            83,975       840        104,332
   Purchase of 65,000 treasury stock shares                                                       $(375,633)
   Translation adjustment
                                            ------------------------------------------------------------------
Balance at December 31, 1996                  $     -      4,762,220   $47,622    $33,509,695     $(375,633)
                                            ==================================================================

                                                                          Cumulative
                                                                            Foreign
                                                                           Currency
                                              Accumulated      Note       Translation
                                                Deficit     Receivable    Adjustment       Total
                                           -----------------------------------------------------------

Balance at January 1, 1994                    $(11,771,209)  $(36,546)   $  (87,935)     $  3,378,566
  Net income                                     1,050,085                                  1,050,085
  Repayment of note receivable                                 36,546                          36,546
  Translation adjustment                                                    131,616           131,616
                                            ----------------------------------------------------------
Balance at December 31, 1994                   (10,721,124)         -        43,681         4,596,813
  Net income                                     4,203,451                                  4,203,451
  Stock issued in ISP*D acquisition                                                           110,000
   Conversion of Series A                                                                           -
   Conversion of Series B                                                                           -
   Exercise of stock options, including
    $83,000 in income tax benefits                                                             19,464
   Issuances of common stock in connection
    with initial public offering, net of
    expenses                                                                               18,048,425
   Translation adjustment                                                    10,949            10,949
                                            ----------------------------------------------------------
Balance at December 31, 1995                    (6,517,673)         -        54,630        26,989,102
  Net income                                     2,297,699                                  2,297,699
   Exercise of stock options, including
    $86,000 in income tax benefits                                                            105,172
   Purchase of 65,000 treasury stock shares                                                  (375,633)
   Translation adjustment                                                  (171,730)         (171,730)
                                           -----------------------------------------------------------
Balance at December 31, 1996                  $ (4,219,974)  $      -     $(117,100)      $28,844,610
                                           ===========================================================

 See accompanying notes.
                                       F-3

                  Programmer's Paradise, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                               Year ended December 31
                                                                      1994              1995              1996
                                                                ------------------------------------------------------
Cash flows from operating activities
Net income                                                        $    1,050,085      $  4,203,451      $  2,297,699
Adjustments to reconcile net income to net cash provided by
 operating activities:
    Minority interest in net income (loss) of subsidiary                  44,876                             (98,990)
    Depreciation expense                                                 291,000           374,640           700,809
    Amortization expense                                                 189,442           243,479           621,230
    Changes in operating assets and liabilities, net of effects of acquisitions:
      Accounts receivable                                             (3,824,978)       (1,803,642)       (6,102,802)
      Inventory                                                          (62,371)       (1,717,576)        2,279,468
      Prepaid expenses and other current assets                         (289,199)         (677,727)          (10,190)
      Accounts payable and accrued expenses                            6,819,706        11,059,511         1,894,504
      Deferred tax asset                                                (282,300)       (2,762,149)           48,911
      Net change in other operating assets and liabilities               158,348           290,894          (464,152)
                                                                ------------------------------------------------------
Net cash provided by operating activities                              4,094,609         9,210,881         1,166,487

Cash flows from investing activities
Purchase of equipment and leasehold improvements                        (425,828)         (631,506)         (620,474)
Purchases of businesses                                                  563,350        (1,446,626)      (11,235,800)
Repayment of note receivable                                              36,546
                                                                ------------------------------------------------------
Net cash provided by (used in) investing activities                      174,068        (2,078,132)      (11,856,274)

Cash flows from financing activities
Borrowings under lines of credit                                      53,253,293        31,947,021         9,619,198
Repayments under lines of credit                                     (54,480,876)      (32,967,789)      (10,079,672)
Purchase of treasury stock                                                                                  (375,633)
Net proceeds from issuance of common stock                                              18,067,889           105,172
                                                                ------------------------------------------------------
Net cash provided by (used in) financing activities                   (1,227,583)       17,047,121          (730,935)
                                                                ------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                   3,041,094        24,179,870       (11,420,722)
Cash and cash equivalents at beginning of year                           480,813         3,521,907        27,701,777
                                                                ------------------------------------------------------
Cash and cash equivalents at end of year                          $    3,521,907     $  27,701,777    $   16,281,055
                                                                ======================================================

See accompanying notes.
                                       F-4

                  Programmer's Paradise, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1996


1.  Significant Accounting Policies

Principles of Consolidation and Operations

The  consolidated  financial  statements  include the  accounts of  Programmer's
Paradise, Inc., its wholly-owned subsidiaries and its majority-owned subsidiaries (the "Company"). The Company is a marketer of software for microcomputers, servers and networks, with a focus on providing software products, known as technical software, to people who design, program and support software, operating through three distribution channels-catalog, corporate reseller and wholesale distribution. All intercompany balances and transactions have been eliminated in consolidation.

The Company's accounts receivable are potentially exposed to concentrations of credit risk. These receivables reflect a broad customer base, which is dispersed across many different industries and geographies. Credit limits, periodic credit evaluations and account monitoring procedures are utilized to minimize the risk of loss. Collateral is generally not required. Credit losses related to accounts receivable have been consistent with management's expectations and, historically, have not been material. The carrying value of accounts receivable and notes payable to banks approximate fair value.

Major Customer and Supplier

Sales to one customer were $8.8 million, or 12.4% of net sales in 1994. In 1995 and 1996 no single customer exceeded 10% of net sales.

The Company has authorized dealership or distribution agreements with various suppliers. Products of one of these suppliers accounted for approximately 39%, 46% and 47% of Company revenues for 1994, 1995 and 1996, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with original maturities of 90 days or less to be cash equivalents.

Foreign Currency Translation

Assets and liabilities of the foreign subsidiaries, all of which are located in Europe, have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year. Resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity.

                  Programmer's Paradise, Inc. and Subsidiaries

1.  Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Inventory

Inventory, consisting primarily of finished products held for resale, is stated at the lower of cost (weighted average) or market.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are calculated using the straight-line method over three to five years.

Accounting for Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No such events have occurred since adoption at January 1, 1995.

Goodwill

Goodwill represents the excess of costs over fair values of net assets acquired and is being amortized on a straight-line basis substantially over fifteen years.

Stock-Based Compensation

As permitted by FASB Statement No. 123 "Accounting for Stock-Based Compensation" (FASB 123), the Company has elected to follow Accounting Principal Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock option plans. Under APB 25, no compensation expense is recognized at the time of option grant because the exercise price of the Company's employee stock option equals the fair market value of the underlying common stock on the date of grant.

Revenue Recognition

The Company recognizes revenue from the sale of software for microcomputers, servers and networking upon shipment.

Advertising Costs

Non-reimbursed advertising costs were expensed when incurred prior to 1995. The Company adopted the Statement of Position 93-7 "Reporting on Advertising Costs" in 1995. The effect of adoption of the Statement did not have a material effect on the Company's financial position or results of operations because publication of new catalogs occur frequently during the year. The unamortized balance of non-reimbursed advertising costs at any period end are minimal. Advertising costs for 1994, 1995, and 1996 amounted to approximately $3,406,000, $3,320,000 and $5,571,000, respectively.

Income Taxes

Deferred income tax assets and liabilities arise from differences between the tax basis of assets or liabilities and the amount reported in the consolidated financial statements.

Net Income Per Common Share

The net income per common share is computed using the weighted average number of common shares and common share equivalents outstanding during the period, assuming the exercise of common stock options using the treasury stock method. Stock options granted by the Company during the twelve months immediately preceding the date of the initial filing by the Company of its initial public offering have been included in the calculation of the shares used in computing net income per common share as if they were outstanding throughout the entire period for all periods presented.

Reclassification

Certain 1994 and 1995 financial statement amounts have been reclassified to conform to 1996 presentation.

2.  Acquisitions

In June 1994, the Company acquired 90% of the outstanding stock of ISP*D International Software Partners GmbH and its subsidiary ("ISP*D"), computer software resellers located in Germany and Austria. In connection with this transaction, approximately $429,000 of transaction and other costs were recorded. In January 1995, the Company exercised its option to purchase the remaining 10% of ISP*D for cash and shares of the Company's common stock amounting to $134,000. Additional consideration equal to approximately $170,000 was issued to the seller as a result of the reduction in certain guarantees of debt of ISP*D in May 1995.

In March 1995, the Company made a final payment of $125,000 to the former owners of South Mountain Software, Inc., in connection with the 1992 acquisition of certain assets and assumption of certain liabilities thereof.

In December 1995, the Company acquired 100% of the outstanding stock of Systematika Limited, doing business as System Science ("System Science"), at a cost of approximately $1,540,000. System Science is a reseller of technical software in the United Kingdom and is the publisher of the System Science catalog.

In January 1996, the Company's wholly-owned French subsidiary, Programmer's Paradise France SARL, acquired a majority-owned interest in ISP*F International Software Partners SA (ISP*F), a newly formed full service corporate reseller of PC software, based in Paris. The Company's capital contribution in connection with the acquisition of ISP*F is approximately $1,214,000.

In June 1996, the Company acquired substantially all of the assets and business of The Software Developer's Company, Inc. (SDC) for cash at a cost of approximately $11,000,000. SDC had been the Company's largest direct mail competitor, offering a similar array of technical software.

The Company accounted for the above acquisitions as purchases. Accordingly, the acquired assets and liabilities assumed have been recorded at the estimated fair values at the dates of acquisition. The results of operations of the acquired businesses are included in the accompanying consolidated statements of income from their respective dates of acquisition.

The following table presents the unaudited pro forma consolidated results of operations for the three years ended December 31, 1996 as if the above acquisitions had occurred on January 1 of the year preceding the acquisition:

                                    1994           1995             1996
                                 ----------------------------------------------
Sales                              $83,877,000    $145,575,000    $152,035,000
Net income                           1,170,000       7,630,000       3,599,000
Net income per common share              $.37            $1.86            $.69

The pro forma amounts reflect amortization of the excess of purchase price over the net assets acquired, the reduction in operating expenses as a result of combining the operations, the reduction in interest income as a result of the utilization of cash and the related tax effect of these items. The pro forma results are not necessarily indicative of the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented nor are they intended to be indicative of results that may occur in the future.

3.  Notes Payable to Banks

Notes payable to banks represent the outstanding balance under a U.S. revolving line of credit, lines of credit with Italian and French banks and a term loan with a German bank.

The limit under the U.S. revolving line of credit is the lesser of $4,000,000 or the sum of 80% of its eligible accounts receivable and 50% of its eligible inventory, as defined. The facility expires in June of 1997 and is secured by all of the domestic assets of the Company and contains certain covenants which require the Company to maintain a minimum level of tangible net worth and working capital. The line of credit prohibits the payment of cash dividends and contains certain restrictions on the Company's ability to make loans or acquire interests in other entities without the prior consent of the lender. Advances under the domestic revolving line of credit bear interest at the bank's prime rate plus .50%, and are due on demand. The commitment fee on the unused portion of the line is .5% per annum. The bank's prime rate was 8.25% at December 31, 1996. In connection with the System Science acquisition (see Note 2), the Company has utilized approximately $1,350,000 under the U.S. revolving line of credit which was converted to a five year term loan bearing interest at LIBOR (6.62% at December 31, 1996) plus 2%, of which $300,000 is classified as current in the accompanying consolidated balance sheet.

A revolving line of credit in Germany is secured by ISP*D accounts receivable, inventory and up to $180,000 (DM 300,000) by the domestic assets of the Company. The limit under the line is approximately $645,000 (DM 1,000,000) at December 31, 1996. The line bears interest at 8.25%. As of December 31, 1996, none of this line had been utilized.

Unsecured lines of credit in Italy, which are denominated in Italian lire, bear interest at market interest rates (ranging from 11.00% to 14.60% at December 31, 1996) and are payable on demand. The limit under the lines is approximately $2,080,000 (Lire 3,200,000,000). As of December 31, 1996, none of this line had been utilized.

The German term loan has an outstanding balance of approximately $645,000 (DM 1,000,000) at December 31, 1996, and matures in March 1997. The term loan is secured by all accounts receivable and inventory of ISP*D and bears an interest rate of 4.35%.

The line of credit in France is secured by ISP*F accounts receivable and inventory and a 3,000,000 French franc letter of credit. The limit under the line is approximately $382,000 (FRF 2,000,000), bearing interest at a rate of 6.78%. At December 31, 1996, approximately $190,000 (FRF 992,542) of this line has been utilized.

The weighted average interest rate for notes payable to banks was 9.80%, 12.80% and 10.10% at December 31, 1994, 1995 and 1996, respectively.

Interest paid was approximately $475,000, $290,000 and $343,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

4.  Balance Sheet Details

Equipment and leasehold improvements consists of:

                                                 1995           1996
                                          -------------------------------

Equipment                                     $1,670,594$     2,967,205
Leasehold improvements                           322,973        295,089
                                          -------------------------------
                                               1,993,567      3,262,294
Less accumulated depreciation                   (866,585)    (1,567,394)
                                          -------------------------------
                                              $1,126,982$     1,694,900
                                          ===============================

Accounts payable and accrued expenses consists of the following:

                                        1995             1996
                                 ------------------------------------

Trade accounts payable                $10,785,444       $11,721,055
Accrued licensing costs                14,033,583        19,038,071
Other accrued expenses                  3,062,003         5,000,934
                                 ------------------------------------
                                      $27,881,030       $35,760,060
                                 ====================================

5.  Income Taxes

The provision (benefit) for income taxes consisted of the following:

                                 Year ended December 31
                          1994            1995            1996
                    --------------------------------------------------

Current:
   Federal             $    30,739    $     445,733       $ 502,617
   State                    80,261          276,400         274,710
   Foreign                  27,926          312,981         164,719
                    --------------------------------------------------
                           138,926        1,035,114         942,046
Deferred:
   Federal                (387,350)      (2,759,603)        473,099
   State                   (63,000)          (2,546)         29,812
   Foreign                 168,050                         (454,000)
                    --------------------------------------------------
                          (282,300)      (2,762,149)         48,911
                    ==================================================
                         $(143,374)     $(1,727,035)      $ 990,957
                    ==================================================

The reasons for the difference between total tax expense (benefit) and the amount computed by applying the U.S. statutory federal income tax rate to income before income taxes are as follows:


                                                                Year ended December 31
                                                         1994            1995             1996
                                                   --------------------------------------------------

Statutory rate applied to pretax income               $   323,540     $    841,981       $1,084,486
Amortization of goodwill                                   18,984           33,609           38,843
State income taxes, net of benefit
 of federal income taxes                                   11,392          180,744          211,121
Foreign income taxes (benefit) over U.S.
 statutory rate                                            42,825          270,664         (350,296)
Net reduction in amount of valuation allowance
                                                         (565,100)      (3,134,675)
Other items                                                24,985           80,642            6,803
                                                   --------------------------------------------------
  come tax (benefit) expense                            $(143,374)     $(1,727,035)     $   990,957
                                                   ==================================================

Significant components of the Company's deferred tax assets are as follows:

                                            Year ended December 31
                                         1994         1995          1996
                                   ------------------------------------------

Fixed assets                       $      6,148   $   20,928     $    3,842
Accruals and reserves                   541,894      491,918        327,893
Intangibles                               1,578      (36,366)
Contribution carryforwards                  549
Net operating loss carryforwards      3,353,678    2,937,296      3,935,579
Credit carryforwards                     58,015       89,996         25,547
                                   ------------------------------------------
Gross deferred tax assets             3,961,862    3,503,772      4,292,861

Valuation allowance                  (3,324,239)    (138,000)      (976,000)
                                   ------------------------------------------
Net deferred tax asset             $    637,623   $3,365,772     $3,316,861
                                   ===========================================

The valuation allowance was reduced principally in 1994 as a result of utilizing net operating loss carryforwards, and in 1995, changes in the estimate of the realizability of the deferred tax asset in future years based upon expected taxable income.

The Company has recorded a U.S. deferred tax asset at December 31, 1996 of $2,500,000 reflecting the benefit of $7,400,000 in federal tax loss carryforwards, which expire in varying amounts between 2000 and 2005.
Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The Company's ability to utilize these net operating loss carryforwards is restricted to approximately $1.5 million per year, as a result of an ownership change pursuant to Section 382 of the Internal Revenue Code.

For financial reporting purposes, income before income taxes and minority interest includes the following components:

                                      Year ended December 31
                                 1994          1995           1996
                            --------------------------------------------

United States                   $501,143      $2,351,954     $3,010,209
Foreign                          450,444         124,462        179,457
                            --------------------------------------------
                                $951,587      $2,476,416     $3,189,666
                            ============================================

At December 31, 1996, the Company had approximately $1,779,000 net operating loss carryforwards for German income tax purposes, $34,000 for UK income tax purposes, $72,000 for Italian income tax purposes and approximately $503,000 for French income tax purposes.

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $563,000 at December 31, 1996. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon.

During the years ended December 31, 1994, 1995 and 1996, the Company paid approximately $3,000 , $455,000 and $483,000, respectively, in income taxes.

6.  Non-Cumulative Redeemable Convertible Preferred Stock

On March 31, 1995, the outstanding shares of Series A non-cumulative redeemable convertible preferred stock, in accordance with its provisions, were converted to 1,674,071 shares of common stock.

On July 18, 1995, the effective date of the initial public offering, all outstanding shares of Series B non-cumulative redeemable convertible senior preferred stock, in accordance with its provisions, were converted to 450,690 shares of common stock.

7.  Stock Option Plans

The Company's 1986 Employee Stock Option Plan, as amended on June 15, 1994, provides for the grant of options to purchase up to 698,133 shares of the Company's common stock to employees, officers and directors of the Company. The terms of the options are for a maximum of ten years from date of grant and generally are exercisable at an exercise price equal to but not less than the fair market value of the common stock on the date that the option is granted.

On April 21, 1995, the Board of Directors adopted the Company's 1995 Employee Stock Plan ("1995 Plan"). The 1995 Plan, as amended on June 11, 1996, provides for the grant of options to purchase up to 462,500 shares of the Company's common stock to officers, directors, employees and consultants of the Company. The 1995 Plan requires that each option shall expire on the date specified by the Compensation Committee, but not more than ten years from its date of grant in the case of ISO's and Non-Qualified Options.

On April 21, 1995, the Board of Directors adopted the Company's 1995 Non-Employee Director Plan ("1995 Director Plan"). The 1995 Director Plan provides for the grant of options to purchase up to 112,500 shares of the Company's common stock to persons who are members of the Company's Board of Directors and not employees or officers of the Company. The 1995 Director Plan requires that options granted thereunder will expire ten years from the date of grant. Each option granted under the 1995 Director Plan becomes exercisable over a five year period, and vests in an installment of 20% of the total option grant upon the expiration of one year from the date of the option grant, and thereafter vests in equal quarterly installments of 5%.

FASB 123 requires pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1995 and 1996: risk free interest rates of 6.28% in both periods, dividend yields of 0%, volatility factors of the expected market price of the Company's common stock of .61 in both periods, and a weighted-average expected life of the option of 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share amounts):

                                              1995        1996
                                           ------------------------

Net income as reported                        $4,203      $2,298
Net income pro forma                           4,081       1,902
Earnings per share, as reported                $1.03        $.44
Earnings per share, pro forma                  $1.04        $.38

The weighted average fair value of options granted during 1995 and 1996 is $2.41 and $3.51, respectively.

Changes during 1995 and 1996 in options outstanding for the combined plans were as follows:

                                                               Weighted
                                                  Number       Average
                                                    of         Exercise
                                                 Options        Price
                                              -----------------------------

Outstanding at January 1, 1995                     588,960     $  .55
   Granted in 1995                                 289,000       4.22
   Canceled in 1995                                (64,628)      1.38
   Exercised in 1995                               (89,197)       .36
                                              ---------------
Outstanding at December 31, 1995                   724,135       1.95
   Granted in 1996                                 188,701       5.99
   Canceled in 1996                                (35,097)      5.80
   Exercised in 1996                               (83,975)       .36
                                              ===============
Outstanding at December 31, 1996                   793,764       2.91
                                              ===============
Exercisable at December 31, 1996                   434,278
                                              ===============

Stock options outstanding at December 31, 1996 are summarized as follows:

                                         Weighted
                      Outstanding         Average        Weighted
     Range of          Options at         Remaining       Average
     Exercise           December         Contractual      Exercise
      Prices            31, 1996             Life          Price
---------------------------------------------------------------------

        $.24                 92,713          4.74          .24
     67 -  1.00             289,775          7.26          .77
   4.00 -  6.00             350,826          8.63         4.69
    6.25 -10.50              60,450          9.73         7.59
                    ------------------
                            793,764
                    ==================

Under the various plans, options that are cancelled can be reissued. At December 31, 1996, options for 302,800 shares were available for grant and 1,267,911 shares were reserved for future issuance.

8.  Defined Contribution Pension Plan

Effective January 1, 1992, the Company initiated a defined contribution pension plan covering substantially all employees. Participating employees may make contributions to the plan, through payroll deductions. Matching contributions are made by the Company equal to 50% of the employee's contribution to the extent such employee contribution did not exceed 6% of their compensation. During the years ended December 31, 1994, 1995 and 1996, the Company expensed approximately $51,000, $54,000 and $59,000, respectively, related to this plan.

9.  Commitments

The Company leases the space used for its operations and certain equipment under long-term operating leases. Future minimum rental payments over the remaining terms of these leases are as follows:

          1997             $      516,767
          1998                    479,193
          1999                    474,192
          2000                    399,710
          2001                          -
                              ===============
                               $1,869,862
                              ===============

Rent expense for the years ended December 31, 1994, 1995 and 1996 was approximately $617,000, $618,000 and $752,000, respectively.

The Company has royalty agreements which require payments based on sale of certain products. Royalty expense for the years ended December 31, 1994, 1995 and 1996 was approximately $243,000, $348,000 and $265,000, respectively. In connection with a royalty agreement with a company which is controlled by a shareholder/member of the Board of Directors of the Company, the Company made an advance payment of $250,000 in 1994, which is included in other assets in the consolidated balance sheets, and is being expensed based upon sales of the related product. At December 31, 1996, the unamortized amount of this payment was approximately $167,000.

10.  Segment and Geographic Information

The Company's single business segment is the marketing of technical software for microcomputers, servers and networking.

The following table presents financial information based on the Company's geographic segments:

                                              Income
                                Net             from        Identifiable
                               Sales          Operations       Assets
                             ----------------------------------------------
                                           (In Thousands)
1995
Italy                          $   9,731     $   (16)        $  5,356
Germany                           41,210         546           21,248
Other foreign                      1,226        (382)           3,183
                            ----------------------------------------------
Total foreign                     52,167         148           29,787

U.S.                              41,119       2,127           28,542
                             ----------------------------------------------
Total                            $93,286      $2,275          $58,329
                             ==============================================

1996
Italy                          $   8,374     $   138         $  4,496
Germany                           49,128         426           26,032
France                             8,924        (738)           4,970
United Kingdom                     4,535         402            2,672
                             ----------------------------------------------
Total foreign                     70,961         228           38,170

U.S.                              56,719       2,708           31,039
                             ----------------------------------------------
Total                           $127,680      $2,936          $69,209
                             ==============================================

11.  Statement of Cash Flows - Supplemental Disclosures

The Company has made acquisitions which are more fully described in Note 2. The purchase prices are allocated to the assets acquired and liabilities assumed based on their fair market values as follows:


                                            1994           1995          1996
                                         -------------------------------------------

Fair value of assets acquired:
   Current assets excluding cash           $4,813,142    $   563,725   $ 7,207,549
   Fixed assets                                95,000        139,101       675,956
   Other assets, principally goodwill         484,533      1,609,475    10,777,737
   Less liabilities assumed:
     Current liabilities                    4,193,000        731,675     7,248,618
     Other liabilities                      1,200,423
     Notes payable                                                         176,824
     Payable to seller                        562,602         24,000
     Common stock issued to seller                           110,000
                                         -------------------------------------------
Net cash (received) paid                 $   (563,350)    $1,446,626   $11,235,800
                                         ===========================================

                  Programmer's Paradise, Inc. and Subsidiaries

                 Schedule II--Valuation and Qualifying Accounts
                                 (In Thousands)



                                                         Charged to  Charged in
                                             Beginning    Cost and      Other                    Ending
                Description                   Balance      Expense    Accounts    Deductions     Balance
----------------------------------------------------------------------------------------------------------

Year ended December 31, 1996:
   Allowances for accounts receivable           $777        $223                    $417           $583
Year ended December 31, 1995:
   Allowances for accounts receivable            842         270      $    2 (1)     337            777
Year ended December 31, 1994:
   Allowances for accounts receivable            375         334         238 (1)     150            842


(1)  Arose from acquisitions.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Shrewsbury, New Jersey, on March 28, 1997.


                                         PROGRAMMER'S PARADISE, INC.


                                         By: /s/ Roger Paradis
                                             -----------------------------------
                                             Roger Paradis, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

         SIGNATURE                                        TITLE                                  DATE

                                            Chief Executive Officer                          March 28, 1997
/s/ Roger Paradis                           and Chairman of the Board of Directors
------------------------------------
Roger Paradis

                                            Chief Financial and                              March 28, 1997
-------------------------------------       Accounting Officer
John P. Broderick


--------------------------------------      Director                                         March 28, 1997
Edwin H. Morgens


--------------------------------------      Director                                         March 28, 1997
Edward F. Glassmeyer


--------------------------------------      Director                                         March 28, 1997
Daniel S. Bricklin


--------------------------------------      Director                                        March 28, 1997
F. Duffield Meyercord



--------------------------------------      Director                                        March 28, 1997
William Willett