Form 10-Q
period 1997-03-31
PROGRAMMERS PARADISE INC
filed 1997-05-15
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-Q



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1997

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the transition period from  __________ to __________

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

     There were 4,808,198 outstanding shares of Common
Stock, par value $.01 per share, as of May 12, 1997.
                            Page1

Exhibit index is on page 14.

                   PROGRAMMER'S PARADISE, INC.
                       Index to Form 10-Q

                                                              Page No.

PART I -- FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheet
              as of March 31, 1997 and December 31, 1996          3

              Condensed Consolidated Statements of Income
              for the Three Months Ended March 31, 1997
              and 1996                                            4

              Condensed Consolidated Statements of Cash
              Flows for the Three Months Ended
              March 31, 1997 and 1996                             5

              Notes to Condensed Consolidated
              Financial Statements                                6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.      7



PART II -- OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

              (a)  Exhibit 27 - Financial Data Schedule           15

                    PART I - FINANCIAL INFORMATION

                      PROGRAMMER'S PARADISE, INC.

                 CONDENSED CONSOLIDATED BALANCE SHEET
                           (In thousands)
                               ASSETS
                                               March 31,    December 31,
                                                 1997           1996
                                              (Unaudited)        *
Current Assets
  Cash and cash equivalents                     $21,117       $16,281
  Accounts receivable                            18,606        26,826
  Inventory                                       4,711         4,464
  Prepaid expenses and other current assets       2,624         2,946
  Deferred income taxes                           1,111         1,097
Total current assets                             48,169        51,614

Equipment and leasehold improvements              1,625         1,695
Goodwill                                         12,571        12,768
Other assets                                        968           912
Deferred income taxes                             2,220         2,220
                                                $65,553       $69,209

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Notes payable to banks                        $   725       $ 1,135
  Accounts payable and accrued expenses          32,255        35,760
  Other current liabilities                       2,050         2,303
Total current liabilities                        35,030        39,198

Other liabilities                                   108           116
Notes payable to banks - long term                  975         1,050

Stockholders' equity
  Common stock                                       48            48
  Additional paid-in capital                     33,510        33,510
  Accumulated deficit                            (3,335)       (4,220)
  Treasury stock                                   (376)         (376)
  Cumulative foreign currency adjustment           (407)         (117)
Total stockholders' equity                       29,440        28,845
                                                $65,553       $69,209

 * Condensed from audited financial statements.
   The accompanying notes are an integral part of these condensed consolidated financial statements.


                    PROGRAMMER'S PARADISE INC.

          CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

             (In thousands, except per share data)

                                            Three months ended
                                                 March 31,
                                             1997        1996
Net sales                                  $38,940     $25,961

Cost of sales                               33,037      21,913
Gross profit                                 5,903       4,048

Selling, general and administrative
expenses                                     4,183       3,955
Amortization expense                           226          28
Income from operations                       1,494          65

Interest income, net                           (35)       (193)

Unrealized foreign exchange loss                78          -

Income before income taxes                   1,451         258

Income tax expense                             566         106

Minority interest                               -           89

Net income                                 $   885     $   241

Weighted average common shares
outstanding                                  5,271       5,196

Net income per common share                $  0.17     $  0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             Page 4

                    PROGRAMMER'S PARADISE, INC.

         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited)

                          (In thousands)

                                               Three Months Ended
                                                    March 31,
                                                1997        1996
Cash provided by (used for)

Operations:
  Net income                                   $   885     $   241
  Adjustments for non cash charges                 413         378
  Changes in assets and liabilities              4,140      (1,915)
Net cash provided by (used for) operations       5,438      (1,296)

Investing:
  Capital expenditures                             (85)        (98)
  Capitalized software costs                       (32)         (4)
  Acquisitions, net of cash acquired                -         (273)
Net cash (used for) investing                     (117)       (375)

Financing:
  Purchase of treasury stock                        -          (88)
  Net proceeds from sale of common stock             1          -
  Borrowings under lines of credit               1,465       2,950
  Repayments under lines of credit              (1,950)     (3,169)
Net cash (used for) financing activities          (484)       (307)

Net change in cash                               4,837      (1,978)
Cash at beginning of year                       16,281      27,702
Cash at end of period                          $21,117     $25,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            Page 5

                  PROGRAMMER'S PARADISE, INC.

                 NOTES TO CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS
                          March 31, 1997

1. The financial information included herein is unaudited; however, such information has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1996 10-K filing dated March 28, 1997.

2. Assets and liabilities of the foreign subsidiaries, all of which are located in Europe, have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year. Resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity.

3. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new rquirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 of $0.01 and $0.00 per
     share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

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

           The Company began European-based operations in the first quarter of 1993, when it acquired a controlling interest in Lifeboat Italy, a long-standing software distributor in Italy. In January and April 1994, the Company purchased the remaining ownership interest in Lifeboat Italy. In June 1994, the Company acquired a 90% controlling interest in ISP*D, a large software only dealer and a leading independent supplier of Microsoft Select licenses and other software to many large German and Aus trian companies. In January 1995, the remaining 10% interest in ISP*D was purchased by the Company. In late 1994, the Company organized a subsidiary in the United Kingdom to engage in catalog operations, and in December 1995 the Company acquired Systematika Limited ("System Science"), a leading reseller of technical software in the United Kingdom and the publisher of the popular System Science catalog. In January 1996, the Company formed ISP*F International Software Partners France SA ("ISP*F"), as a full service corporate reseller of PC software, based in Paris and majority owned by Programmers' Paradise France SARL. The Company is using its European-based operations as a platform for pan-European business development, including the distribution of local versions of its catalogs.

           In June, 1996, the Company acquired substantially all of the assets and business of The Software Developer's Company, Inc. ("SDC") related to The Programmer's Supershop ("TPS") catalog, inbound and outbound telemarketing, reseller operations, web site, and all of the operations of its German subsidiary. SDC had been the Company's largest direct mail competitor, offering a similar array of technical software.

Results of Operations

            The  following  table  sets  forth  for  the  periods
indicated   certain  financial  information  derived   from   the
Company's consolidated statement of operations expressed as a percentage of net sales.

                                       Three months ended
                                            March 31,
                                        1997       1996
Net Sales                              100.0%     100.0%
Cost of Sales                           84.8       84.4
Gross Profit                            15.2       15.6
Selling, general and administrative
expenses                                10.8       15.2
Amortization expense                     0.6        0.1
Income from operations                   3.8        0.3
Interest income, net                    (0.1)      (0.7)
Unrealized foreign exchange loss         0.2         -
Income before income taxes               3.7        1.0
Income taxes                            (1.4)      (0.4)
Minority interest                         -         0.3
Net income                               2.3%       0.9%


Net Sales

            Net sales of the Company represents the gross consolidated revenue of the Company less returns. Although net sales consist primarily of sales of software, revenue from marketing services and advertising is also included within net sales. Net sales for the quarter ended March 31, 1997 increased by $12,980,000, to $38,940,000, or 50.0%, over the quarter ended
March 31, 1996.

           The increase in net sales for the three months ended March 31, 1997 as compared to the same period in 1996 primarily reflects the growth of the Company's catalog and corporate reseller core businesses, in addition to the growth in revenues realized through the acquisition of the TPS business. Domestically, total sales increased by 71.7% for the three month period ended March 31, 1997 over the same period in 1996, of which approximately 54% related to revenues realized through the acquired TPS business. Catalog revenues increased by 75.0% for the first quarter of 1997 as compared to the same period in 1996, reflecting increased catalog mailings during the quarter in addition to an improved outbound telemarketing effort. Domestic catalog mailings totaled approximately 1.5 million for the three months ended March 31, 1997, compared to approximately 1.1 million for the same period in 1996. Total sales in Europe increased by 33.4% for the three months ended March 31, 1997 as compared to the same period in 1996. The growth in European sales can be primarily attributed to significantly higher corporate reseller sales in Germany, which increased by 68.0% during the first quarter of 1997 compared to the same prior year period.

Gross Profit

           Gross profit represents the difference between net sales and costs of sales. Cost of sales is composed primarily of amounts paid by the Company to publishers and vendors plus catalog printing and mailing costs. Publisher and vendor rebates are credited against cost of sales. For the three month period ended March 31, 1997, gross profit increased by $1,855,000 over the previous year, primarily attributable to the higher revenues in the U.S. which was aided, in part, by the acquired TPS business. As a percentage of sales, gross profit decreased by
0.4% for the three month period ended March 31, 1997 in comparison to the same period in 1996. This is due principally to a shift in channel mix during the quarter as Germany posted higher revenues within the lower margin corporate reseller business.

Selling, General and Administrative Expenses

           SG&A expenses increased by $228,000 for the three months ended March 31, 1997, compared to the same period in 1996, primarily reflecting the additional overhead associated with the TPS operations in the U.S. Offsetting this increase was the savings impact realized through the reduction of the abnormally high cost structure that was associated with the French subsidiary during the first quarter of 1996. As a percentage of net sales, SG&A decreased by 4.5% for the three months ended March 31, 1997, compared to the same prior year period. This improvement reflects stronger cost controls as well as operating efficiencies realized from the addition of the TPS business.

Amortization Expense

           Amortization expense increased by $198,000 for the three months ended March 31, 1997, compared to the same periods in 1996, reflecting the amortization of the excess of the purchase price over the fair value of the SDC net assets acquired during 1996. The acquisition of substantially all of the net assets of SDC resulted in goodwill of approximately $10.0 million which is being amortized over a period of 15 years.

Interest Income and Expense

           Net interest income decreased for the three months ended March 31, 1997 by $158,000 compared to the same period in the previous year, primarily reflecting the use of the Company's funds to acquire substantially all of the assets of SDC. These funds had been invested in high grade, short term interest bearing securities during the first quarter of 1996. At March 31, 1997, interest income on short term investments was $39,000 for the three months then ended, compared to interest income of $203,000 earned during the three months ended March 31, 1996.

Income Taxes

           Income tax expense was $566,000 for the three months ended March 31, 1997, compared to $106,000 in the same period in 1996. This primarily reflects higher tax provisions in the U.S. and in Germany resulting from increased earnings at those operations during the first quarter of 1997 in comparison to the same period in the prior year.

Minority Interest

          Minority interest represents the share of the operating loss of ISP*F related to the 49% stock ownership, which was not owned by the Company at March 31, 1996. An additional equity contribution was subsequently funded in October 1996 as part of a reorganization and adjustment in minority ownership to 28%. Operating losses for ISP*F are offset against minority interest. Because the cumulative operating losses for ISP*F have exceeded minority interest, there was no minority interest benefit recognized during the first quarter of 1997.

Net Income
            Net income was $885,000 or $.17 per share on approximately 5,271,000 weighted average common shares outstanding for the quarter ended March 31, 1997 compared to $241,000 or $.05 per share on approximately 5,196,000 weighted average common shares outstanding for the same period of 1996.

Liquidity and Capital Resources

           The Company's primary capital needs have been to fund the working capital requirements created by its sales growth and to make acquisitions. The Company had cash and cash equivalents of approximately $21.1 million at March 31, 1997.

            Net cash provided from operations was approximately $5,438,000 for the three months ended March 31, 1997 compared with $1,296,000 of cash used for operating activities in the same period of the previous year. For the first quarter of 1997, cash was provided from net earnings as well as net collections of accounts receivable, primarily in Germany and France, of which a significant portion related to Microsoft Select License billing. Offsetting this was a net reduction in accounts payable, as the Company chose to take advantage of vendor discounts through prepayments of new Microsoft product releases in the first quarter. For 1996, cash flow was primarily used to reduce accounts payable, specifically amounts due to Microsoft by ISP*D under the Microsoft Select License program, offset by decreases in accounts receivable and inventory.

            Domestically, the Company has a secured, demand revolving line of credit, pursuant to which the Company may borrow up to $4.0 million, based upon 80% of its eligible accounts receivable plus 50% of its eligible inventory, at a rate of interest of prime plus .50%. The credit facility is secured by all of the domestic assets of the Company and contains certain covenants which require the Company to maintain a minimum level of tangible net worth and working capital. In connection with the System Science acquisition, the Company has utilized approximately $1,275,000 under the line of credit which was converted to a five year term loan bearing interest at LIBOR ( 6.62% at March 31, 1997) plus 2%, of which $300,000 is classified as a current liability.

           The Company maintains a secured, demand revolving line of credit for its German subsidiary, pursuant to which it may borrow in deutschmarks up to DM 1,000,000 ( the equivalent of approximately $598,000 at March 31, 1997), based upon its eligible accounts receivable and eligible inventory. Such credit facility is secured by ISP*D's accounts receivable and inventory, and the creditor is entitled to the benefit of a limited guarantee by the Company of up to DM 300,000 ( the equivalent of approximately $179,000 at March 31, 1997). At March 31, 1997, there were no amounts outstanding under such line of credit.

           The  Company's  Italian  subsidiary,  Lifeboat  Italy,
maintains banking arrangements with several Italian banks, pursuant to which it may borrow in lire on an unsecured, demand basis to finance its working capital requirements, through credit and overdrafting privileges, as well as receivables-based advances. The aggregate credit and overdraft limits of such arrangements at March 31, 1997 was Lit 3,200,000,000 (the equivalent of approximately $1.9 million). At March 31, 1997, there was approximately Lit 239,000,000 (the equivalent of approximately $144,000) outstanding under such credit facilities, bearing interest at rates ranging from 7.0% to 8.0%.

           The Company's subsidiary in France, ISP*F, maintains a demand revolving line of credit pursuant to which it may borrow up to FRF 2,000,000 (the equivalent of approximately $355,000 at March 31, 1997), and is secured by its accounts receivable and inventory and a FRF 3,000,000 letter of credit. At March 31, 1997, approximately FRF 1,584,000 ( the equivalent of approximately $281,000) of the line of credit was utilized, bearing interest at 6.78%.

                    PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibit 27 - Financial Data Schedule

                            SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PROGRAMMER'S PARADISE, INC.



         May 15, 1997                  By:   /s/ John P. Broderick
           Date                                John P. Broderick,
                                               Chief Financial Officer,
                                               Vice President of Finance
                                               and duly authorized officer

                           EXHIBIT INDEX

     Exhibit
     Number           Description of Exhibits            Page No.

       27             Financial Data Schedule               15