Form 10-Q
period 1997-06-30
PROGRAMMERS PARADISE INC
filed 1997-08-15
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

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

         There were 4,809,098 outstanding shares of Common Stock, par value $.01 per share, as of August 7, 1997.

Exhibit index is on page 14.

                           PROGRAMMER'S PARADISE, INC.

                               Index to Form 10-Q

                                                                        Page No.
                                                                        --------

PART I -- FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Condensed Consolidated Balance Sheet as of June 30, 1997
             and December 31, 1996                                           3

             Condensed Consolidated Statements of Income for the Six
             Months and Three Months Ended June 30, 1997 and 1996            4

             Condensed Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 1997 and 1996                         5

             Notes to Condensed Consolidated Financial Statements            6

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.                                      7

PART II -- OTHER INFORMATION

    Item 4.    Submission of Matters to a Vote of Security Holders          12

    Item 6.    Exhibits and Reports on Form 8-K

                          (a)   Exhibit 27 - Financial Data Schedule        15

                         PART I - FINANCIAL INFORMATION

                           PROGRAMMER'S PARADISE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                     ASSETS

                                                         June 30,   December 31,
                                                            1997       1996
                                                            ----       ----
                                                         (Unaudited)     *
Current Assets
  Cash and cash equivalents                              $  9,904    $ 16,281
  Accounts receivable                                      22,452      26,826
  Inventory                                                 4,807       4,464
  Prepaid expenses and other current assets                 2,734       2,946
  Deferred income taxes                                     1,142       1,097
                                                         --------    --------
Total current assets                                       41,039      51,614

Equipment and leasehold improvements                        1,683       1,695
Goodwill                                                   12,350      12,768
Other assets                                                1,031         912
Deferred income taxes                                       2,220       2,220
                                                         --------    --------
                                                         $ 58,323    $ 69,209
                                                         ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Notes payable to banks                                 $    710    $  1,135
  Accounts payable and accrued expenses                    24,802      35,760
  Other current liabilities                                 2,476       2,303
                                                         --------    --------
Total current liabilities                                  27,988      39,198

Other liabilities                                             103         116
Notes payable to banks - long term                             --       1,050

Stockholders' equity
  Common stock                                                 48          48
  Additional paid-in capital                               33,544      33,510
  Accumulated deficit                                      (2,399)     (4,220)
  Treasury stock                                             (376)       (376)
  Cumulative foreign currency adjustment                     (585)       (117)
                                                         --------    --------
Total stockholders' equity                                 30,232      28,845
                                                         --------    --------
                                                         $ 58,323    $ 69,209
                                                         ========    ========

* Condensed from audited financial statements.
The accompanying notes are an integral part of these consolidated financial statements.

                           PROGRAMMER'S PARADISE INC.

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                      (In thousands, except per share data)

                                                      Six months ended     Three months ended
                                                           June 30,              June 30,
                                                           --------              --------

                                                     1997        1996       1997        1996
                                                     ----        ----       ----        ----
Net sales                                          $ 78,039    $ 51,143   $ 39,099    $ 25,118

Cost of sales                                        65,934      42,721     32,897      20,744
                                                   --------    --------   --------    ---------
Gross profit                                         12,105       8,422      6,202       4,374

Selling, general and administrative expenses          8,656       7,733      4,473       3,778
Amortization expense                                    452          57        226          29
                                                   --------    --------   --------    ---------
Income from operations                                2,997         632      1,503         567

Interest income, net                                    103         287         68          94

Unrealized foreign exchange loss                       (101)         --        (23)         --
                                                   --------    --------   --------    ---------
Income before income taxes                            2,999         919      1,548         661
Income tax expense                                    1,178         383        612         276
Minority interest                                        --         233         --         143
                                                   --------    --------   --------    ---------
Net income                                         $  1,821    $    769   $    936    $    528
                                                   ========    ========   ========    =========
Weighted average common shares outstanding            5,281       5,173      5,314       5,144
Net income per common share                        $    .34    $    .15   $    .18    $    .10
                                                   --------    --------   --------    ---------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    PROGRAMMER'S PARADISE, INC.

                          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                            (Unaudited)

                                          (In thousands)


                                                             Six Months Ended
                                                                  June 30
                                                            1997         1996
                                                        ----------     --------
Cash provided by (used for)

Operations:
  Net income                                             $  1,821      $    769
  Adjustments for non cash charges                            920           547
  Changes in assets and liabilities                        (7,310)      (10,434)
                                                        ---------      --------
Net cash provided by (used for) operations                 (4,569)       (9,118)
                                                        ---------      --------
Investing:

  Capital expenditures                                       (305)         (276)
  Capitalized software costs                                  (28)          (14)
  Acquisitions, net of cash acquired                          (34)       (9,360)
                                                        ---------      --------
Net cash  (used for) investing                               (367)       (9,650)

Financing:
  Purchase of treasury stock                                   --          (376)
  Net proceeds from sale of common stock                       34            --
  Borrowings under lines of credit                          3,406         5,478
  Repayments under lines of credit                         (4,881)       (5,433)
                                                       ----------      --------
Net cash (used for) financing activities                   (1,441)         (331)

Net change in cash                                         (6,377)      (19,099)
Cash at beginning of year                                  16,281        27,702
                                                       ----------      --------
Cash at end of period                                    $  9,904      $  8,603
                                                       ==========      ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                           PROGRAMMER'S PARADISE, INC.

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  June 30, 1997

1. The financial information included herein is unaudited; however, such information has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Operating results for the six month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1996 10-K filing dated March 28, 1997.

2. Assets and liabilities of the foreign subsidiaries, all of which are located in Europe, have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year. Resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity.

3. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarters ended June 30, 1997 and June 30, 1996 of $0.02 and $0.01 per share, respectively. For the six months ended June 30, 1997 and June 30, 1996, the impact is expected to result in an increase in primary earnings per share of $0.04 and $0.01 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

                  The Company is a distributor of software, operating through three distribution channels-cataloging, corporate reseller and wholesale operations. Catalog operations include worldwide catalog sales, advertising and publishing. Corporate reseller operations include Corsoft, Inc. in the U.S. and ISP*D International Software Partners Gmbh ("ISP*D") in Munich, Germany, wholly owned subsidiaries of the Company, and ISP*F International Software Partners France ("ISP*F"), a majority-owned company located in Paris, France. Wholesale operations include distribution to dealers and large resellers through Lifeboat Distribution Inc. in the U.S. and Lifeboat Associates Italia Srl ("Lifeboat Italy") in Milan, Italy, also subsidiaries of the Company.

                  The Company began European-based operations in the first quarter of 1993, when it acquired a controlling interest in Lifeboat Italy, a long-standing software distributor in Italy. In January and April 1994, the Company purchased the remaining ownership interest in Lifeboat Italy. In June 1994, the Company acquired a 90% controlling interest in ISP*D, a large software-only dealer and a leading independent supplier of Microsoft Select licenses and other software to many large German and Austrian companies. In January 1995, the remaining 10% interest in ISP*D was purchased by the Company. In late 1994, the Company organized a subsidiary in the United Kingdom to engage in catalog operations, and in December 1995 the Company acquired Systematika Limited ("System Science"), a leading reseller of technical software in the United Kingdom and the publisher of the popular System Science catalog. In January 1996, the Company formed ISP*F International Software Partners France SA ("ISP*F"), as a full service corporate reseller of PC software, based in Paris and majority-owned by Programmers' Paradise France SARL. The Company is using its European-based operations as a platform for pan-European business development, including the distribution of local versions of its catalogs.

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


                                                          Six months ended          Three months ended
                                                              June 30,                  June 30,
                                                              --------                  --------
                                                         1997         1996         1997           1996
                                                         ----         ----         ----           ----
Net Sales                                              100.0%        100.0%        100.0%         100.0%
Cost of Sales                                           84.5          83.5          84.1           82.6
                                                      ------        ------        ------       --------
Gross Profit                                            15.5          16.5          15.9           17.4
Selling, general and administrative expenses            11.1          15.2          11.4           15.0
Amortization expense                                     0.6           0.1           0.6            0.1
                                                      ------        ------        ------       --------
Income from operations                                   3.8           1.2           3.9            2.3
Interest income, net                                     0.1           0.5           0.2            0.4
Unrealized foreign exchange loss                        (0.1)            -          (0.1)             -
                                                      ------        ------        ------       --------
Income before income taxes                               3.8           1.7           4.0            2.7
Income taxes                                            (1.5)         (0.7)         (1.6)          (1.2)
Minority interest                                          -           0.5             -            0.6
                                                      ------        ------        ------       --------
Net income                                               2.3%          1.5%          2.4%           2.1%
                                                      ------        ------        ------       --------


NET SALES

                  Net sales of the Company represents the gross consolidated revenue of the Company less returns. Although net sales consist primarily of sales of software, revenue from marketing services and advertising is also included within net sales. Net sales for the quarter ended June 30, 1997 increased by $13,981,000, or 56.0%, to $39,099,000, over the quarter ended June 30, 1996. Net sales for the six months ended June 30, 1997 increased by $26,896,000, or 53.0%, to $78,039,000, over the same period in 1996.

                  The increase in net sales for the three months and six months ended June 30, 1997 as compared to the same period in 1996 primarily reflects the growth of the Company's catalog and corporate reseller businesses, as well as growth through acquisitions. Consolidated catalog revenues increased by 62.0% or $7.1 million for the second quarter of 1997, primarily as a result of the acquisition of The Programmer's Supershop in June 1996. Consolidated catalog mailings totaled approximately 1.5 million for the three months ended June 30, 1997, compared to approximately 1.3 million on a pro-forma basis for the same period in 1996. Catalog revenues for the six months ended June 30, 1997 increased approximately 63% or $14.6 million primarily due to increased catalog drops and the impact of the acquisition of The Programmer's Supershop. Revenues within the reseller channel increased 54% or $5.5 million for the second quarter of 1997 reflecting market share gains in both France and Germany. Revenues within the distribution channel were up approximately 29% or $1.0 million in the quarter ended June 30, 1997 which is also primarily the result of the acquisition of The Programmer's Supershop.

                  Geographically, approximately 52% of the revenues for both the quarter ended June 30, 1997 and the six months ended June 30, 1997 were derived from the European operations.

GROSS PROFIT

                  Gross profit represents the difference between net sales and costs of sales. Cost of sales is composed primarily of amounts paid by the Company to publishers and vendors plus catalog printing and mailing costs. Publisher and vendor rebates are credited against cost of sales. For the three-month and six-month periods ended June 30, 1997, gross profit as a percentage of sales decreased by 1% and 1.6% respectively over the same periods in 1996 reflecting a shift in the mix of sales through the Company's distribution channels as well the impact of one time commissions earned as a result of managing the operations of The Programmer's Supershop prior to consummation of the acquisition in June, 1996. Gross profit in absolute dollars increased by $1,828,000 and $3,683,000, respectively, over the previous year, primarily attributable to the higher revenues across all distribution channels and the impact of the acquisition of The Programmer's Supershop business.

                  Gross margins have been affected by the mix of products sold and the mix of distribution channels. Historically, the gross margins attained in the catalog channel have been higher than either the corporate reseller or distribution channels. Margins within the corporate reseller channel are also subject to mix variations as Microsoft Select License sales typically produce lower gross margin results.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                  Selling, general and administrative ("SG&A") expenses include all corporate personnel costs (including salaries and health benefits), depreciation, non-personnel-related marketing and administrative costs and a provision for doubtful accounts. Depreciation consists primarily of equipment depreciation. SG&A expenses as a percentage of revenues have decreased to 11.4% for the quarter and to 11.1% for the six months ended June 30, 1997. The decline in SG&A as a percentage of revenues reflect the economies of scale associated with the increase in revenues from The Programmer's Supershop acquisition, as well as the shift in revenue mix toward corporate reseller. In absolute dollars, SG&A expenses increased by $695,000 for the three months ended June 30, 1997, and by $923,000 for the six months then ended when compared to the same period in 1996, reflecting the additional overhead associated with The Programmer's Supershop operations in the U.S., offset by the savings realized by the reorganization of the abnormally high cost structure that was associated with the French subsidiary in 1996.

AMORTIZATION EXPENSE

                  Amortization expense includes the systematic write-off of intangible assets, primarily goodwill. Amortization expense increased by $197,000 and $395,000 for the three and six months ended June 30, 1997, compared to the same periods in 1996, reflecting the amortization of the excess of the purchase price over the fair value of the net assets acquired during 1996. The acquisition of substantially all of the net assets of The Programmer's Supershop resulted in goodwill of approximately $10.0 million which is being amortized over a period of 15 years.

INTEREST INCOME AND EXPENSE

                  Net interest income decreased for the three months and six months ended June 30, 1997 by $26,000 and $184,000, respectively, as compared to the same period in 1996, primarily reflecting the use of the Company's funds to acquire substantially all of the assets of The Programmer's Supershop. The Company paid approximately $11.0 million for the assets of The Programmer's Supershop and in return received approximately $1.5 million in net assets comprised principally of receivables, inventory, and fixed assets offset by accounts payable. In addition, during the quarter ended June 30, 1997, the Company liquidated its remaining long-term debt of approximately $1.3 million associated with the acquisition of Systematika Ltd.

INCOME TAXES

                  Income tax expense was $1,178,000 for the six months ended June 30, 1997, compared to $383,000 in the same period in 1996. This primarily reflects higher tax provisions in the U.S., Germany and in the U.K. resulting from increased earnings at those operations during the six months ended June 30, 1997 in comparison to the same period in the prior year.

MINORITY INTEREST

                  Minority interest represents the share of the operating losses of ISP*F related to the 49% stock ownership, which was not owned by the Company at March 31, 1996. An additional equity contribution was subsequently funded in October 1996 as part of a reorganization, which resulted in an adjustment in minority ownership to 28%. Because the operating losses for ISP*F have exceeded minority interest, the Company recognized substantially all of the operating losses through September 30, 1996. For the six months ended June 30, 1997, the cumulative operating losses for ISP*F have exceeded minority interest, thus no minority interest benefit has been recognized.

NET INCOME
                  Net income was $936,000 or $.18 per share on approximately 5,314,000 weighted average common shares outstanding for the quarter ended June 30, 1997 compared to $528,000 or $.10 per share on approximately 5,144,000 weighted average common shares outstanding for the same period of the previous year. Net income for the six months ended June 30, 1997 was $1,821,000 or $.34 per share on approximately 5,281,000 weighted average common shares outstanding versus $769,000 or $.15 per share on approximately 5,173,000 weighted average shares outstanding for the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

                  The  Company's  primary  capital  needs  have been to fund the working capital requirements created by its sales growth and to make acquisitions. The Company had cash and cash equivalents of approximately $9.9 million at June 30, 1997.

                   Net cash used for operations was approximately $4,569,000 for the six months ended June 30, 1997 compared with $9,118,000 of cash used for operating activities in the same period of the previous year. For the first six months of 1997, cash flow was primarily used to reduce accounts payable (approximately $10.5 million), specifically amounts due to Microsoft by ISP*D under the Microsoft Select License program, offset by a decrease in accounts receivable (approximately $4.5 million) as well as an increase in net earnings for the current year period as compared to the same period in the prior year. For 1996, cash flow was primarily used to reduce accounts payable (approximately $12.9 million), specifically amounts due to Microsoft by ISP*D under the Microsoft Select License program, offset by decreases in accounts receivable and inventory (approximately $2.1 million and $1.0 million, respectively).

                  Domestically, the Company has a secured, demand revolving line of credit, pursuant to which the Company may borrow up to $4.0 million, based upon 80% of its eligible accounts receivable plus 50% of its eligible inventory, at a rate of interest of prime plus .50%. The credit facility is secured by all of the domestic assets of the Company and contains certain covenants which require the Company to maintain a minimum level of tangible net worth and working capital. In connection with the System Science acquisition, the Company had utilized approximately $1.3 million under the line of credit which was converted to a five-year term loan bearing interest at LIBOR plus 2%. During April 1997, the Company liquidated this entire indebtedness.

                  The Company  maintains  a secured,  demand  revolving  line of credit for its German subsidiary, pursuant to which it may borrow in deutschmarks up to DM 1,500,000 (the equivalent of approximately $859,000 at June 30, 1997), based upon its eligible accounts receivable and eligible inventory. Such credit facility is secured by ISP*D's accounts receivable and inventory, and the creditor is entitled to the benefit of a limited guarantee by the Company of up to DM 300,000 (the equivalent of approximately $172,000 at June 30, 1997). At June 30, 1997, there were no amounts outstanding under such line of credit.

                  The Company's Italian  subsidiary,  Lifeboat Italy,  maintains banking arrangements with several Italian banks, pursuant to which it may borrow in lire on an unsecured, demand basis to finance its working capital requirements, through credit and overdrafting privileges, as well as receivables-based advances. The aggregate credit and overdraft limits of such arrangements at June 30, 1997 was Lit 3,200,000,000 (the equivalent of approximately $1.9 million at June 30, 1997). At June 30, 1997, there was approximately Lit 148,000,000 (the equivalent of approximately $87,000) outstanding under such credit facilities, bearing interest at rates ranging from 7.5% to 9.0%.

                  The Company's subsidiary in France, ISP*F, maintains a demand revolving line of credit pursuant to which it may borrow up to FRF 5,000,000 (the equivalent of approximately $850,000 at June 30, 1997), and is secured by its accounts receivable and inventory and a FRF 3,000,000 letter of credit. At June 30, 1997, approximately FRF 3,660,000 (the equivalent of approximately $622,000) of the line of credit was utilized, bearing interest at 6.69%.

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company held its Annual Meeting of Stockholders ( the "Meeting") during the fiscal quarter ended June 30, 1997.

                           (a)     The date of the Meeting was June 23, 1997

                           (b)     At the Meeting, the  following  persons  were
elected as directors of the Company, each receiving the number of votes set forth opposite their names below:

                             For            Against             Abstain
                             ---            -------             -------
Roger Paradis             4,373,261          6,450                 -
Edwin H. Morgens          4,375,361          4,350                 -
Daniel S. Bricklin           "                  "                  -
Alan D. Weingarten           "                  "                  -
F. Duffield Meyercord        "                  "                  -
William Willett              "                  "                  -


                           (c)     At the  Meeting,  the  Stockholders  approved
and amendment to the Company's 1995 Stock Plan to limit the number of shares available for issuance thereunder to 200,000 shares. The results of the voting was as follows:

                            For        Against        Abstain           Unvoted
                            ---        -------        -------           -------
                         4,352,181     15,085          670               11,775

                           (d)     The  Stockholders also ratified the selection
Of   Ernst &   Young  LLP  as  the independent  auditors  of  the  Company. Such ratification was approved as follows:

                             For            Against             Abstain
                             ---            -------             -------
                          4,374,511          5,000                200



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                PROGRAMMER'S PARADISE, INC.



    August 14, 1997             By:  /s/ John P. Broderick
------------------------             -------------------------------------------
       Date                          John P. Broderick, Chief Financial Officer,
                                     Vice President of Finance and duly
                                     authorized officer

                                  EXHIBIT INDEX

     Exhibit
     Number                 Description of Exhibits              Page No.
     -------                -----------------------              --------

      27                    Financial Data Schedule                 15