Form 10-Q
period 1997-09-30
PROGRAMMERS PARADISE INC
filed 1997-11-14
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

             Commission File No. 33-92810

                           Programmer's Paradise, Inc.
      -------------------------------------------------------------------
                         (Name of issuer in its charter)

            Delaware                                      13-3136104
---------------------------------             ----------------------------------
(State or other jurisdiction of              (I.R.S.   Employer   Identification
No.) incorporation or organization)

1163 Shrewsbury Avenue, Shrewsbury, New Jersey              07702
---------------------------------------------- ---------------------------------
(Address of principal executive offices)                (Zip Code)

Issuer's Telephone Number (908) 389-8950
                          --------------

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes [X]   No[ ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         There were 4,809,998 outstanding shares of Common Stock, par value $.01 per share, as of November 3, 1997.

Exhibit index is on page 14.

                           PROGRAMMER'S PARADISE, INC.

                               Index to Form 10-Q

                                                                                                   Page No.
                                                                                                   --------
PART I -- FINANCIAL INFORMATION

       Item 1.  Financial Statements

                Condensed Consolidated Balance Sheet as of September 30, 1997
                and December 31, 1996                                                                 3

                Condensed Consolidated Statements of Income for the Nine Months and Three Months
                Ended September 30, 1997 and 1996                                                     4

                Condensed Consolidated Statements of Cash Flows for the Nine Months
                Ended September 30, 1997 and 1996                                                     5

                Notes to Condensed Consolidated Financial Statements                                  6

       Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations.                                                            7



PART II -- OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K

                (a)   Exhibit 27 - Financial Data Schedule                                           15

                         PART I - FINANCIAL INFORMATION

                           PROGRAMMER'S PARADISE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                     ASSETS

                                                                       September 30,     December 31,
                                                                           1997             1996
                                                                           ----             ----
                                                                        (Unaudited)           *
    Current Assets
      Cash and cash equivalents                                         $ 15,026          $ 16,281
      Accounts receivable                                                 24,214            26,826
      Inventory                                                            4,445             4,464
      Prepaid expenses and other current assets                            2,773             2,946
      Deferred income taxes                                                1,680             1,097
                                                                        --------          --------
    Total current assets                                                  48,138            51,614

    Equipment and leasehold improvements                                   1,944             1,695
    Goodwill                                                              14,020            12,768
    Other assets                                                             972               912
    Deferred income taxes                                                  1,710             2,220
                                                                        --------          --------
                                                                        $ 66,784          $ 69,209
                                                                        ========          ========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

    Current Liabilities
      Notes payable to banks                                            $  3,108          $  1,135
      Accounts payable and accrued expenses                               30,327            35,760
      Other current liabilities                                            2,267             2,303
                                                                       ---------          --------
    Total current liabilities                                             35,702            39,198

    Other liabilities                                                        102               116
    Notes payable to banks - long term                                         -             1,050

    Stockholders' equity
      Common stock                                                            48                48
      Additional paid-in capital                                          33,530            33,510
      Accumulated deficit                                                 (1,637)           (4,220)
      Treasury stock                                                        (355)             (376)
      Cumulative foreign currency adjustment                                (606)             (117)
                                                                       ---------          --------
    Total stockholders' equity                                            30,980            28,845
                                                                       ---------          --------
                                                                       $  66,784          $ 69,209
                                                                       =========          ========


 * Condensed from audited financial statements.
 The accompanying notes are an integral part of these consolidated financial statements.

                           PROGRAMMER'S PARADISE INC.

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                      (In thousands, except per share data)

                                                              Nine months ended                       Three months ended
                                                                September 30,                            September 30,
                                                              --------------                             -------------
                                                          1997                1996                1997                 1996
                                                          ----                ----                ----                 ----
Net sales                                             $ 114,921            $ 85,757            $ 36,882             $ 34,614

Cost of sales                                            97,395              71,922              31,460               29,202
                                                      ---------            --------            --------             --------
Gross profit                                             17,526              13,835               5,422                5,412

Selling, general and administrative expenses             12,833              12,282               4,177                4,548
Amortization expense                                        661                 265                 208                  208
                                                      ---------            --------            --------             ---------
Income from operations                                    4,032               1,288               1,037                  656

Interest income (expense), net                              170                 219                  67                  (68)

Unrealized foreign exchange gain (loss)                     (84)                  -                  16                    -
                                                      ---------            --------            --------             --------
Income before income taxes                                4,118               1,507               1,120                  588
Income tax expense                                        1,535                 721                 357                  338
Minority interest                                             -                 424                   -                  191
                                                      ---------            --------            --------             --------
Net income                                            $   2,583            $  1,210            $    763             $    441
                                                      =========            ========            ========             ========
Weighted average common shares outstanding                5,336               5,131               5,416                5,117

Net income per common share                                $.48                $.24                $.14                 $.09
                                                           ----                ----                ----                -----


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           PROGRAMMER'S PARADISE, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                 (In thousands)

                                                                      Nine Months Ended
                                                                         September 30,
                                                                        -------------
                                                                       1997          1996
                                                                       ----          ----
Cash provided by (used for)

Operations:
 Net income                                                         $  2,583      $ 1,210
 Adjustments for non cash charges                                      1,310          750
 Changes in assets and liabilities                                    (3,254)      (8,996)
                                                                    --------      -------
Net cash provided by (used for) operations                               639       (7,036)
                                                                    --------      -------
Investing:
 Capital expenditures                                                  (522)         (367)
 Capitalized software costs                                             (50)          (16)
 Acquisitions, net of cash acquired                                  (2,286)      (11,295)
                                                                   --------       -------
Net cash  (used for) investing                                       (2,858)      (11,678)
                                                                   --------       -------
Financing:

  Purchase of treasury stock                                              -          (376)
  Net proceeds from sale of common stock                                41              4
  Borrowings under lines of credit                                   6,412          7,447
  Repayments under lines of credit                                  (5,489)        (7,852)
                                                                   -------        -------
Net cash provided by (used for) financing activities                   964           (777)
                                                                   -------        -------

Net change in cash                                                  (1,255)       (19,491)
Cash at beginning of year                                           16,281         27,702
                                                                   -------        -------
Cash at end of period                                              $15,026        $ 8,211
                                                                   =======        =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           PROGRAMMER'S PARADISE, INC.

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                               September 30, 1997

1. The financial information included herein is unaudited; however, such information has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Operating results for the three and nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1996 10-K filing dated March 28, 1997.

2. Assets and liabilities of the foreign subsidiaries, all of which are located in Europe, have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year. Resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity.

3. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarters ended September 30, 1997 and September 30, 1996 of $0.02 and $0.00 per share, respectively. For the nine months ended September 30, 1997 and September 30, 1996, the impact is expected to result in an increase in primary earnings per share of $0.06 and $0.02 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

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

                  In September 1997, the Company acquired Logicsoft Holding BV ("Logicsoft"), which operates Logicsoft Europe BV, located in Amsterdam, The Netherlands. Logicsoft is the largest software-only corporate reseller of PC software in The Netherlands.

RESULTS OF OPERATIONS

                  The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales.

                                                          Nine months ended           Three months ended
                                                             September 30,                September 30,
                                                             -------------               -------------
                                                           1997          1996          1997           1996
                                                           ----          ----          ----           ----
Net Sales                                                 100.0%        100.0%        100.0%         100.0%
Cost of Sales                                              84.7          83.9          85.3           84.4
                                                        -------       -------       -------        -------
Gross Profit                                               15.3          16.1          14.7           15.6
Selling, general and administrative expenses               11.2          14.3          11.3           13.1
Amortization expense                                        0.6           0.3           0.6            0.6
                                                        -------       -------       -------        -------
Income from operations                                      3.5           1.5           2.8            1.9
Interest income (expense), net                              0.1           0.2           0.2           (0.2)
Unrealized foreign exchange gain (loss)                    (0.1)            -           0.1              -
                                                        -------       -------       -------        -------
Income before income taxes                                  3.5           1.7           3.1            1.7
Income taxes                                               (1.3)         (0.8)         (1.0)          (1.0)
Minority interest                                             -           0.5             -            0.6
                                                        -------       -------       -------        -------
Net income                                                  2.2%          1.4%          2.1%           1.3%
                                                        -------       -------       -------        -------


NET SALES

                  Net sales of the Company represents the gross consolidated revenue of the Company less returns. Although net sales consist primarily of sales of software, revenue from marketing services and advertising is also included within net sales. Net sales for the quarter ended September 30, 1997 increased by $2,268,000, or 6.6%, to $36,882,000, over the quarter ended September 30, 1996. Net sales for the nine months ended September 30, 1997 increased by $29,164,000, or 34.0%, to $114,921,000, over the same period in 1996.

                  The increase in net sales for the nine months ended September 30, 1997 as compared to the same period in 1996 primarily reflects the growth of the Company's catalog and corporate reseller businesses, as well as growth through acquisitions. The increase in net sales for the three months ended September 30, 1997 as compared to the same period in 1996 primarily reflects the growth of the Company's corporate reseller businesses, partially offset by reduced catalog revenues. Consolidated reseller revenues increased by 30.9% or $4.1 million for the third quarter of 1997, primarily as a result of market share gains in both France and Germany, compared to the same period in 1996. Catalog revenues decreased 11.0% or $2.0 million for the third quarter of 1997 reflecting the impact of reduced domestic catalog mailings during the three months ended September 30, 1997, compared to the same period in 1996. Consolidated catalog mailings totaled approximately 4.9 million for the nine months ended September 30, 1997, compared to approximately 5.2 million for the same period in 1996. Consolidated reseller revenues increased by 43.6% or $15.0 million for the nine months ended September 30, 1997, primarily as a result of market share gains in both France and Germany, compared to the same period in 1996. Catalog revenues for the nine months ended September 30, 1997 increased approximately 31.0% or $12.7 million primarily due to the impact of the acquisition of The Programmer's Supershop. Revenues within the distribution channel were up approximately 15.1% or $1.5 million for the nine months ended September 30, 1997, which is also primarily the result of the acquisition of The Programmer's Supershop.

                  Geographically, approximately 57% and 54% of the revenues were derived from the European operations for the three and nine months ended September 30, 1997, respectively.

GROSS PROFIT

                  Gross profit represents the difference between net sales and costs of sales. Cost of sales is composed primarily of amounts paid by the Company to publishers and vendors plus catalog printing and mailing costs. Publisher and vendor rebates are credited against cost of sales. For the three-month and nine-month periods ended September 30, 1997, gross profit as a percentage of sales decreased by 0.9% and 0.8% respectively over the same periods in 1996 reflecting a shift in the mix of sales through the Company's distribution channels. Gross profit in absolute dollars for the three-month and nine-month periods ended September 30, 1997 increased by $10,000 and $3,691,000, respectively, over the previous year. These increases are primarily attributable to increased gross margins attained within the corporate reseller channel, offset by reduced gross margins within the catalog channel.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                  Selling, general and administrative ("SG&A") expenses include all corporate personnel costs (including salaries and health benefits), depreciation, non-personnel-related marketing and administrative costs and a provision for doubtful accounts. Depreciation consists primarily of equipment depreciation. SG&A expenses as a percentage of revenues have decreased to 11.3% for the quarter and to 11.2% for the nine months ended September 30, 1997. The decline in SG&A as a percentage of revenues reflect the economies of scale associated with the increase in revenues from The Programmer's Supershop acquisition, as well as the increase in revenue from the corporate reseller channel. In absolute dollars, SG&A expenses decreased by $371,000 for the three months ended September 30, 1997 when compared to the same period in 1996. This decrease reflects the positive effects of the reorganization of the abnormally high cost structure that was associated with the French subsidiary in 1996, as well as a reduction of operating costs domestically in response to a temporary business slow down. During the nine months ended September 30, 1997, SG&A expenses increased by $551,000 when compared to the same period in 1996. This increase reflects the additional overhead associated with The Programmer's Supershop operations in the U.S., partially offset by the savings realized by the positive effects of the reorganization of the abnormally high cost structure that was associated with the French subsidiary in 1996.

AMORTIZATION EXPENSE

                  Amortization expense includes the systematic write-off of intangible assets, primarily goodwill. Amortization expense for the three months September 30, 1997 was unchanged as compared to the same period in 1996. For the nine months ended September 30, 1997, amortization expense increased by $396,000 as compared to the same period in 1996. This increase reflects the amortization of the excess of the purchase price over the fair value of the net assets acquired during 1996. The acquisition of substantially all of the net assets of The Programmer's Supershop resulted in goodwill of approximately $10.0 million, which is being amortized over a period of 15 years.

INTEREST INCOME AND EXPENSE

                  Net interest income increased by $135,000 for the three months September 30, 1997 as compared to the same period in 1996, primarily reflecting the April 1997 liquidation of the Company's long-term debt of approximately $1.3 million associated with the acquisition of Systematika Ltd. For the nine months ended September 30, 1997, interest income decreased by $49,000 as compared to the same period in 1996, primarily reflecting the use of the Company's funds to acquire substantially all of the assets of The Programmer's Supershop. The Company paid approximately $11.0 million for the assets of The Programmer's Supershop and in return received approximately $1.5 million in net assets comprised principally of receivables, inventory, and fixed assets offset by accounts payable.

INCOME TAXES

                  Income tax expense was $1,535,000 for the nine months ended September 30, 1997, compared to $721,000 in the same period in 1996. This primarily reflects higher tax provisions in the U.S., Germany and in the U.K. resulting from increased earnings at those operations during the nine months ended September 30, 1997 in comparison to the same period in the prior year.

MINORITY INTEREST

                  Minority interest represents the share of the operating losses of ISP*F related to the 49% stock ownership, which was not owned by the Company at March 31, 1996. An additional equity contribution was subsequently funded in October 1996 as part of a reorganization, which resulted in an adjustment in minority ownership to 28%. Because the operating losses for ISP*F have exceeded minority interest, the Company recognized substantially all of the operating losses through September 30, 1996. For the nine months ended September 30, 1997, the cumulative operating losses for ISP*F have exceeded minority interest, thus no minority interest benefit has been recognized.

NET INCOME
                  Net income was $763,000 or $.14 per share with approximately 5,416,000 weighted average common shares outstanding for the quarter ended
September 30, 1997 compared to $441,000 or $.09 per share with approximately 5,117,000 weighted average common shares outstanding for the same period of the previous year. Net income for the nine months ended September 30, 1997 was $2,583,000 or $.48 per share with approximately 5,336,000 weighted average common shares outstanding versus $1,210,000 or $.24 per share with approximately 5,131,000 weighted average shares outstanding for the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

                  The  Company's  primary  capital  needs  have been to fund the working capital requirements created by its sales growth and to make acquisitions. The Company had cash and cash equivalents of approximately $15.0 million at September 30, 1997.

                   Net cash provided by operations was approximately $639,000 for the nine months ended September 30, 1997 compared with $7,036,000 of cash used for operating activities in the same period of the previous year. For the first nine months of 1997, cash flow was primarily provided by a decrease in accounts receivable (approximately $5.8 million) as well as an increase in net earnings for the current year period as compared to the same period in the prior year, offset by a decrease in accounts payable (approximately $8.8 million), specifically amounts due to Microsoft by ISP*D under the Microsoft Select License program. For 1996, cash flow was primarily used to reduce accounts payable (approximately $9.2 million), specifically amounts due to Microsoft by ISP*D under the Microsoft Select License program, offset by decreases in inventory (approximately $1.2 million) and income earned during the period.

                  Domestically, the Company has a secured, demand revolving line of credit, pursuant to which the Company may borrow up to $4.0 million, based upon 80% of its eligible accounts receivable plus 50% of its eligible inventory, at a rate of interest of prime plus .50%. The credit facility is secured by all of the domestic assets of the Company and contains certain covenants which require the Company to maintain a minimum level of tangible net worth and working capital. In connection with the acquisition of Logicsoft, the Company has utilized approximately $3.0 million under the line of credit which is included in notes payable to banks as of September 30,1997.

                  The Company  maintains  a secured,  demand  revolving  line of credit for its German subsidiary, pursuant to which it may borrow in deutschmarks up to DM 1,500,000 (the equivalent of approximately $852,000 at September 30, 1997), based upon its eligible accounts receivable and eligible inventory. Such credit facility is secured by ISP*D's accounts receivable and inventory, and the creditor is entitled to the benefit of a limited guarantee by the Company of up to DM 300,000 (the equivalent of approximately $170,000 at September 30, 1997). At September 30, 1997, there were no amounts outstanding under such line of credit.

                  The Company's Italian  subsidiary,  Lifeboat Italy,  maintains banking arrangements with several Italian banks, pursuant to which it may borrow in lire on an unsecured, demand basis to finance its working capital requirements, through credit and overdrafting privileges, as well as receivables-based advances. The aggregate credit and overdraft limits of such arrangements at September 30, 1997 was Lit 3,200,000,000 (the equivalent of approximately $1.9 million at September 30, 1997). At September 30, 1997, there were no amounts outstanding under such credit facilities.

                  The Company's subsidiary in France, ISP*F, maintains a demand revolving line of credit pursuant to which it may borrow up to FRF 5,000,000 (the equivalent of approximately $845,000 at September 30, 1997), and is secured by its accounts receivable and inventory and a FRF 3,000,000 letter of credit. At September 30, 1997, approximately FRF 605,000 (the equivalent of approximately $102,000) of the line of credit was utilized, bearing interest at 8.50%.

                  The Company's subsidiary in The Netherlands, Logicsoft, maintains a demand revolving line of credit pursuant to which it may borrow in guilders up to DFL 2,500,000 (the equivalent of approximately $1,262,000 at September 30, 1997), and is secured by its accounts receivable and inventory. At September 30, 1997, there were no amounts outstanding under such line of credit.

                           PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                PROGRAMMER'S PARADISE, INC.



      November 14, 1997        By: /s/ John P. Broderick
---------------------------        --------------------------------------------
           Date                    John P. Broderick, Chief Financial Officer,
                                   Vice President of Finance and duly authorized
                                   officer

                                  EXHIBIT INDEX

Exhibit
Number                           Description of Exhibits                Page No.
------                           -----------------------                --------

  27                             Financial Data Schedule                   15