Form 10-K
period 1997-12-31
PROGRAMMERS PARADISE INC
filed 1998-03-27
CIK 945983

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended December 31, 1997

                                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For the transition period from ______________ to _______________

                        Commission file number: 33-92810

                           PROGRAMMER'S PARADISE, INC.
                           ---------------------------
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

Securities registered pursuant to section 12(b) of the Act: NONE
Securities registered pursuant to section 12(g) of the Act:
            Common Stock, par value $0.01 per share(Title Of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             --

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the closing sales price for the Registrant's Common Stock on March 20, 1998, as reported on the NASDAQ National Market, was approximately $47,039,000.

     The number of shares outstanding of the Registrant's Common Stock as of March 20,1998: 4,824,498 shares.

     In  determining   the  market  value  of  the  voting  stock  held  by  any
non-affiliates, shares of Common Stock of the Registrant beneficially owned by directors, officers and holders of more than

10% of the outstanding shares of Common Stock of the Registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Documents Incorporated by Reference: Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on June 16,1998 are incorporated by reference into Part III of this Report.


                             Page 2 of __28__Pages

                                     PART I

ITEM 1 BUSINESS.

GENERAL

     Programmer's Paradise, Inc., a Delaware corporation (the "Company"), is a recognized international direct marketer of software for microcomputers, servers and networks, operating through three separate distribution channels in the United States and Europe - catalog, corporate reseller and wholesale distribution with a strategic focus on expanding its catalog and corporate reseller activities aimed at people who design, program, document, support and use software. The Company currently offers catalogs in local languages and with prices in local currencies in the United States, Canada, Italy, Germany, Austria, the United Kingdom, France and the Netherlands, and also operates software-only reseller businesses in each of those countries.

     A key element of the Company's strategy is to build upon its distinctive catalogs - the established Programmer's Paradise catalog, directed at independent professional programmers, and its Programmer's Supershop catalog, acquired in 1996 and directed at programmers working in large corporations. These catalogs are full color "magalogs" created in-house, which combine traditional catalog sales offerings with detailed product descriptions, product announcements and contain substantial amounts of paid and cooperative advertising. The Programmer's Paradise catalog features the Company's proprietary and brand-distinctive logo, the "Island Man" cartoon character. In 1997, the Company distributed over 7.6 million catalogs, typically featuring more than 1,000 stock keeping units ("SKUs") in its larger catalogs. The Company estimates that its catalog operations, which have historically had the highest gross margin of the Company's distribution channels, contributed 40% of its revenue and 59% of gross margin in 1997.

     Through its multiple channels, the Company offers more than 12,000 SKUs, consisting of technical and general business application software, from over 1,000 publishers, at prices generally discounted below manufacturers' suggested retail prices. The Company's catalogs contain substantial amounts of advertising and offer one of the most complete collections of microcomputer technical software, including programming languages, tools, utilities, libraries, development systems, interfaces and communications products. Many technical software programs are difficult for developers to source on their own and, notwithstanding the large selection of programs offered by the Company, the Company frequently searches for titles requested by its customer base. The
Company believes that its catalogs are important marketing vehicles for microcomputer software publishers and that they provide a cost-effective and service-oriented means to market, sell and fulfill technical software products.

     The Company also operates via the Internet through its domestic and international websites. Each site is linked to each other and fully capable of electronic commerce. The Company recently announced the introduction of ISP* eCOS, a new business-to-business e-commerce solution. ISP* eCOS offers the end-user a comprehensive product database with multimedia capabilities, providing information on products, prices and availability as well as electronic purchase requests. The Company believes that this technology will be extremely beneficial to its corporate customers, both in terms of process cost reductions and in improved accessibility to corporate goods and services.

     International expansion is an integral part of the Company's strategy, with its European-based operations accounting for approximately 60% of sales in the year ended December 31,1997, and approximately 46% of gross margin for the same period. The Company began European-based operations in the first quarter of 1993 when it acquired a controlling interest in Lifeboat Associates Italia Srl ("Lifeboat Italy"), a long-standing software wholesale distributor in Italy with an orientation


                              Page 3 of___28 Pages
towards technical software. In June 1994, the Company acquired a controlling interest in ISP*D International Software Partners GmbH ("ISP*D"), a large software-only dealer, a leading independent supplier of Microsoft Select licenses in Germany and a significant microcomputer software dealer to many large German and Austrian companies. In January1995, the remaining 10% interest in ISP*D was purchased by the Company. In late 1994, the Company organized a subsidiary in the United Kingdom to engage in catalog operations, and in December 1995 the Company acquired Systematika Limited, a leading reseller of technical software in the United Kingdom and the publisher of the popular System Science catalog. In January 1996, the Company formed ISP*F International Software Partners France SA ("ISP*F"), as a full service corporate reseller of PC software, based in Paris and majority owned by Programmer's Paradise France SARL. In August 1997, the Company formed Programmer's Paradise, Canada Inc. located in Mississauga, Ontario, to serve the growing developer market in Canada. In September 1997, the Company acquired Logicsoft Holding BV (Logicsoft) the holding company for Logicsoft Europe BV, located in Amsterdam, the Netherlands. Logicsoft is the largest software-only corporate reseller of PC software in The Netherlands. As a result of the acquisition, the Company now holds the lead position in over 40% of the European software market.

     The Company was incorporated in Delaware in 1982. In May 1995, the Company changed its name from "Voyager Software Corp" to "Programmer's Paradise, Inc." The Company's principal executive offices are located at 1163 Shrewsbury Avenue, Shrewsbury, New Jersey 07702 and its telephone number is (732) 389-8950.

PRODUCTS

         The Company offers over 12,000 SKUs consisting of technical and general business application software from more than 1,000 publishers, including Microsoft, Sybase, Borland, IBM, Symantec, Blue Sky Software and NuMega Technologies, at prices generally discounted below manufacturer's suggested retail prices. The Company screens new products and selects products for inclusion in its catalogs based on features, quality, sales trends, price, margins and warranties.

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

MARKETING AND SALES

     The Company operates three separate distribution channels - catalog operations (Programmer's Paradise, Programmer's Supershop, Internet Paradise, Components Paradise, NT Supershop and System Science), corporate reselling to large accounts (ISP-USA in the United States, ISP*D in Germany, ISP*F in France, Logicsoft Europe BV in The Netherlands, ISP*UK in the United Kingdom and ISP*I in Italy) and wholesale distribution to dealers and large resellers (Lifeboat Distribution in the U.S. and Lifeboat Italy in Milan, Italy). Management believes that this diversification of distribution channels is complementary and operationally cost effective. Further, due to the volume of purchasing by the Company, and also due to the unique magazine/catalog format of the Company's catalogs, the Company believes it is able to obtain favorable pricing, prompt supply of upgrades and significant marketing funds.

     Telemarketing and Technical Support. The Company employs telemarketing representatives who assist customers in purchasing decisions, process product orders and respond to customer inquiries


                              Page 4 of___28 Pages
on order status, product pricing and availability. The telemarketers are trained to answer all basic questions about products. On technical issues, there is an in-house technical support staff, which is able to respond to most inquiries over the phone, with the balance researched off-line. For product literature and technical fact sheets, the Company employs its fax on demand literature service supported by a CD-ROM-based reference library. Through the Company's sophisticated domestic information systems, a telemarketer can quickly access a customer's record, which details past purchases as well as billing information. Similar capabilities exist in the Company's international operations.

     Customers and Backlog. No single customer, including direct end users or resellers of products, accounted for more than 5% of the Company's revenues during the fiscal year ended December 31, 1997. Because the Company generally ships products within 48 hours of receipt of an order from a customer, backlog is not material to an understanding of its business.

CATALOG OPERATIONS

     Catalog. The Company has two primary established catalogs - Programmer's Paradise, directed at independent programming professionals, and, The Programmer's Supershop directed at programmers in large corporations. Programmer's Paradise and Programmer's Supershop, each containing approximately 100 to 120 pages, are full color "magalogs" which combine traditional catalog sales offerings with detailed product descriptions, product announcements and substantial amounts of paid and cooperative advertising. The Programmer's Paradise catalog features the Company's distinctive "Island Man" cartoon character and is recognized as a leading source for technical software in the United States.

     The Programmer's Supershop catalog was acquired in June 1996, from The Software Developer's Company, Inc., the Company's largest competitor in the catalog channel. Under the terms of the purchase, the Company received all rights and title to The Programmer's Supershop catalog business, inbound and outbound telemarketing, reseller operations, web site and the operations of Software Developers Company German subsidiary. In conjunction with the Supershop and recently introduced NT Supershop catalogs, the Company has energized and supported an outbound telemarketing program as part of its domestic catalog operations, which targets mid-size to large commercial, governmental and educational accounts in the United States.

     In addition to its two flagship catalogs, the Company developed and launched two additional catalogs during 1996. Components Paradise was launched in March 1996 and is directed to the Visual Basic add-on marketplace. Internet
Paradise was developed and launched in May 1996 to capture the Internet development tool market. During 1997, the Company developed and launched it's newest segmented catalog- NT Supershop, which is directed to the IT professional working with the NT operating platform. In September 1997, the Company opened a distribution and call-center in Mississauga, Canada and launched Programmer's Paradise, Canada to support the growing Canadian developer market.

     The Company continuously attracts new customers by selectively mailing catalogs and other direct mail materials to prospective customers, as well as through advertising in magazines and trade journals. The Company's domestic mailing list currently consists of a core Programmer's Paradise and Programmer's Supershop buyer list of approximately 150,000 customers who have purchased products from the Company within the 24 months ended December 31, 1997, plus selected names from the Company's prospect list, lists of names provided by publishers and lists of names rented from others.


                              Page 5 of___28 Pages

     The Company seeks to have these catalogs reach a similar status in Europe. The Company's European catalogs (Programmer's Paradise Italia, Software Paradise Deutschland, Programmer's Paradise Deutschland Corporate Edition, Programmer's Paradise U.K., Programmer's Paradise France and the 1997 introduction of Programmer's Paradise- The Netherlands) are offshoots of the U.S. versions. They are published in local languages and present offerings in local currencies, while using similar but localized cover graphics, including the Company's proprietary logo, the "Island Man" cartoon character. The Company also distributes the popular System Science catalog in the United Kingdom. This catalog has long been established as one of the pre-eminent publications for programmers in the U.K. and is produced four times per year.

     The Company creates its domestic catalogs in-house with its own design team and production artists using a computer-based desktop publishing system. The in-house preparation of the catalogs streamlines the production process, provides greater flexibility and creativity in catalog production and results in significant cost savings.

     Electronic Distribution. The Company also conducts business via the Internet through its two domestic websites: and foreign websites. Through an agreement announced in July 1996, with CyberSource Corporation of Menlo Park, California, the Company began electronic delivery of software. At December 31, 1997, the Company had approximately 170 products available for electronic distribution. Electronic distribution is also mission critical to the Company's foreign subsidiaries. Each of the foreign websites is linked to each other as well as the domestic site and each is capable of electronic commerce. The Company recently introduced a new business-to-business e-commerce solution called ISP* eCOS. ISP* eCOS offers a comprehensive product database with multimedia capabilities giving the end-user instant information on a wide range of products, pricing and availability while enabling the user to generate electronic purchase requests. The Company believes that this technology will be extremely beneficial to its corporate customers both in terms of process cost reductions and in improved accessibility to corporate goods and services.

     Upstream Marketing to Suppliers. The Company engages in upstream marketing to its suppliers who are software publishers by providing important services designed to enhance such supplier's ability to market its products in the programmer and developer marketplace. The Company believes that its advertising and other supplier-directed marketing activities maximize the Company's marketing reach and build relationships with leading publishers. The Company offers a menu of fee services to help its suppliers sell products, including cooperative space advertising, trade show support, special publisher catalogs, demonstration disks, shipment stuffers, telephone sold-on-hold advertising and a variety of custom direct mail services. As part of these services, the Company works closely with suppliers' personnel on the timing and nature of new product introductions and policies, helps build product awareness, conducts marketing programs to selected users on behalf of publishers and provides a broad range of product support.

     Cooperative and Fee-Based Advertising. The Company engages in cooperative and fee-based advertising with software publishers in accordance with written advertising insertion order agreements. Under these agreements, the Company places advertisements or prints catalogs that feature publisher discounts, advertising allowances and rebates. Frequently, the Programmer's Paradise logo and telephone number are included in the promotion of selected publishers and incoming calls are handled by Company representatives. In addition, the Company often coordinates its catalog distribution and other marketing initiatives to coincide with new product releases. Many suppliers also provide funds to the Company based upon an agreed amount of coverage given in the catalogs for their respective products, thereby financing the cost of catalog publication and distribution. In 1997, the Company's cooperative and fee-based advertising reimbursements totaled less than 12% of total product revenues



                              Page 6 of___28 Pages
in the Company's domestic operations, and significantly smaller percentages in the European operations.

CORPORATE RESELLING

     Direct corporate reselling is primarily conducted in Europe by ISP*D, which was acquired by the Company in June 1994. The Company has been capitalizing on ISP*D's strength in Germany as a base for pan-European business development, utilizing the offices and operations of all of the Company's subsidiaries in Europe. The acquisition of Logicsoft Holding BV was the most recent example of the Company's strategy to provide value-added services to its pan-European and eventually worldwide customer base. It is the Company's strategy to become the European-based corporate reseller of choice for European companies desiring coordinated purchasing agreements for U.S. subsidiaries. In pursuit of that goal, the Company has been certified by Microsoft as an Authorized Reseller for its Select Licensing Program. Select status in the United States enhances the Company's ability to provide seamless agreements to its corporate customers that require international service.

     ISP*D's experienced sales force, each member of which is assigned a specific territory in Germany or Austria, has built relationships with corporate customers through regular phone contact and personalized service. Account executives work directly with procurement managers, management information system managers and computer support managers of existing and potential customers to identify the specific needs of each customer and to facilitate the acquisition of software within the customer's organizational framework. They also maintain close contact with customers in order to provide them with timely communications and assistance with any special or strategic requests. In January 1996, ISP*D established a full-time consulting, training and programming services division (ISP*D Corporate Services) and in 1997, formed a joint venture with National TechTeam to provide Help-Desk services enabling the Company to market itself on the basis of its overall price and service advantage in an environment where customers typically utilize two or more suppliers to satisfy their software needs. During 1997, ISP*D Corporate Services became a Certified Microsoft Solution Provider and attained the status of a Microsoft Authorized Training and Education Center.

WHOLESALE OPERATIONS

     Through  Lifeboat  Distribution  and Lifeboat Italy,  the Company sells, at wholesale, technical software to storefront retail dealers, superstores, resellers and mail order companies. The U.S. retailers include Micro Age and Comp USA, while the resellers include ASAP Software Express, Stream International, Software House International, Softmart Incorporated and Software Spectrum. In addition, Lifeboat Italy wholesales productivity software.

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

                              Page 7 of___28 Pages

     The Company believes that effective purchasing is a key element of its business strategy to provide technical software at competitive prices. The Company believes that volume purchases enable it to obtain favorable and competitive product pricing. The Company purchases products from more than 1,000 publishers. Domestically, in 1997 the Company purchased approximately 50% of its products directly from manufacturers and publishers and the balance from two distributors - Ingram and Merisel. Internationally, in 1997 the Company's foreign subsidiaries purchased approximately 66% of its products directly from manufacturers and publishers. The largest volume of purchases by the Company from distributors was from Ingram, representing approximately 12.7% of worldwide purchases in 1997. The Company believes it can purchase substantially all products purchased from Ingram from other competing wholesalers under similar terms. Domestically, the leading 10 vendors of the Company accounted for approximately 71% of its purchases. The leading five international vendors of the Company accounted for approximately 74% of its consolidated purchases. Management estimates that during 1997 approximately 56% of worldwide revenues of the Company were derived from products published by Microsoft.

     The Company attempts to manage its inventory position to generate a high number of inventory turns consistent with achieving high product availability and order fill rates. Inventory levels may vary from period to period, due in part to increases or decreases in sales levels, the Company's practice of making large-volume purchases when it deems the terms of such purchases to be attractive, and the addition of new suppliers and products. Moreover, the Company's order fulfillment and inventory control allow the Company to order certain products just in time for next day shipping. The Company promotes the use of electronic data interchange ("EDI") with its suppliers, which helps reduce overhead and the use of paper in the ordering process. All inventory items in the U.S. and Italy are bar coded and located in computer designated areas which are easily identified on the packing slip. All such orders are checked with bar code scanners prior to packing to ensure that each order is filled correctly. The Company also conducts a quarterly physical inventory in the United States, the Netherlands and Germany, and monthly in France and the U.K. to verify its inventory levels on a timely basis. Additionally, some suppliers or distributors will "drop ship" products directly to the customers, which reduces physical handling by the Company. These inventory management techniques allow the Company to offer a greater range of products without increased inventory requirements. Generally, the Company has been able to return unsold or obsolete inventory within specified intervals of the purchase date to its vendors through written agreements with, or unwritten policies of, such vendors. Domestic orders are shipped via United Parcel Service. Upon request, at an additional charge, overnight delivery services are available. The Company operates distribution facilities in Shrewsbury, New Jersey; Mississauga, Canada; Munich, Germany; Milan, Italy; London, England; Paris, France and Amsterdam, The Netherlands.

MANAGEMENT INFORMATION SYSTEMS

     In the U.S., the Company operates a management information system that allows for centralized management of key functions, including inventory and accounts receivable management, purchasing, sales and distribution. As part of the acquisition of substantially all of the assets of The Software Developer's Company, Inc., the Company acquired SDC's management information system, which is more adaptive to direct marketing organizations than the Company's prior system. The system allows the Company, among other things, to track direct marketing campaign performance, to monitor sales trends, make marketing event driven purchasing decisions, and provide product availability and order status information. In addition to the main system, the Company has systems of networked personal computers, which facilitates data sharing and provides an automated office environment, as well as microcomputer-based desktop publishing systems. The Company's European operations use local systems, which are being modified to allow exchange of data with the Company's U.S.

                              Page 8 of___28 Pages
operations. The Company believes that its management information systems and planned enhancements are sufficient to sustain its present operations and its anticipated growth for the foreseeable future.

TRADEMARKS, INTELLECTUAL PROPERTY AND LICENSES

     The Company conducts its business under the trademarks and service marks of Programmer's Paradise, The Programmer's Supershop, The "Island Man" cartoon character logo, Lifeboat, DEMO, demo-it!, System Science, ISP*D, ISP*F and Logicsoft. The Company believes that its trademarks and service marks have significant value and are an important factor in the marketing of its products. The Company intends to use and protect these and related marks, as necessary. The Company does not maintain a traditional research and development group, but works closely with software authors and publishers and other technology developers to stay abreast of the latest developments in microcomputer technology. In connection with its publishing operations, from time to time the Company has funded a portion of the development of publishing properties under license to the Company, by providing the author advances, which are applied against royalties.

     ISP*D, ISP*F, ISP-USA and Logicsoft are Microsoft Select Large Account Resellers (LAR). The Company has multiple other alliances with publishers such as Lotus, Borland, Sybase, Attachmate, NuMega, Intersolv and Logic Works.

EMPLOYEES

     As of December 31, 1997, the Company had 95 full-time employees in North America, including 54 in sales and marketing, 15 in purchasing and distribution, and 26 in administration, accounting and MIS and 3 part-time employees. As of December 31, 1997, the Company had 142 full-time employees in Europe, including 62 in sales and marketing, 22 in consulting and technical training, 30 in purchasing and distribution, 28 in administration and accounting and 8 part-time employees.

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



                              Page 9 of___28 Pages

     The software distribution industry is undergoing significant change and consolidation. Software distributors are consolidating operations and acquiring or merging with other distributors or retailers to achieve economies of scale and increased efficiency. During 1996, the Company acquired its principle competitor within the catalog industry-The Programmer's Supershop catalog and related operations. One of the primary benefits of the transaction was the economies of scale as the Company was able to absorb the entire operations of The Programmer's Supershop within its existing location while substantially reducing overhead run rates.

     The current consolidation trend could cause the industry to become even more competitive and make it more difficult for the Company to maintain its operating margins. The manner in which software products are distributed and sold is also changing, and new methods of distribution and sale may emerge or expand. Software developers and publishers have sold, and may intensify their efforts to sell, their products directly to end-users. The emergence of the Internet as a viable platform in which to conduct business transactions has both lowered the barriers for competition and broadened customers access to products and information. This transition has heightened the Company's awareness to maintain a competitive edge in this market. From time to time certain developers and publishers have instituted programs for the direct sale of large order quantities of software to certain major corporate accounts. These types of programs may continue to be developed and used by various developers and publishers. While Microsoft and other vendors currently sell their update products directly to end users, they have not attempted to completely bypass the reseller channel. Future efforts by such entities to bypass third-party sales channels could materially and adversely affect the Company's operations.

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

     The Company seeks to expand its in-house list of customers and prospects. In the event that federal or state governments or European governments enact privacy legislation resulting in the increased regulation of mailing lists, the Company's ability to enhance or expand its lists could be adversely affected. In such event, the Company could also experience increased costs in complying

                             Page 10 of___28 Pages
with potentially burdensome regulations concerning the solicitation of consents to keep or add customer names to its mailing lists.

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

ITEM 2 PROPERTIES.

     At of December 31, 1997, the Company leased 15,000 square feet of space for its offices on the first floor at 1163 Shrewsbury Avenue, Shrewsbury, New Jersey and an additional 9,103 square feet of space at an adjacent property. Both leases are presently on a month to month basis while the Company's landlord completes construction of a new 18,000 square foot facility for the Company adjacent to the present facility at 1163 Shrewsbury Avenue. The Company anticipates occupancy during 1998 at which time it will retain approximately 6,000 square feet of warehouse space in its present location. Basic monthly rent payments amount to approximately $22,000. Additionally, the Company also leases approximately 3,584 square feet of office space under a three-year lease in Mississauga, Canada that calls for monthly rental payments in the amount of $1,750. The Company's European facilities, all of which are leased under long term arrangements, are as follows: 17,890 square feet in Munich, Germany, 8,600 square feet in Milan, Italy, 3,100 square feet in London, England, 6,200 square feet in Amsterdam, the Netherlands and 9,174 square feet in Paris, France. Total annual rent expense for the European facilities is approximately $733,000. See
Note 9 to the Consolidated Financial Statements.

ITEM 3 LEGAL PROCEEDINGS.

     There are no material legal proceedings pending against the Company or any of its subsidiaries.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.



                             Page 11 of___28 Pages

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY.

     The executive officers of the Company are as follows:


Name                        Age               Position
--------------------------------------------------------------------------------
Roger Paradis               53         President, Chief Executive Officer and
                                       Chairman of the Board

Joseph V. Popolo            61         Executive Vice President -
                                       USA Operations and Secretary

Peter W. Lorenz             49         Executive Vice President-
                                       European Operations

John P. Broderick           48         Chief Financial Officer, Vice President-
                                       Finance and Treasurer

Peter Lindsey               46         Vice President European Catalogs

Jeffrey Largiader           41         Vice President - Catalog Operations and
                                       Marketing Development

Kathleen Innacelli          37         Vice President - Fulfillment Operations


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

PETER W. LORENZ has served as the Managing Director of ISP*D since its inception in 1989 and joined the Company in June 1994 at the time of the acquisition of ISP*D by the Company. Since January 1995, he has served as Executive Vice President- European Operations. Mr. Lorenz is a founding member of the German Software Association, and was its chairman from 1987 until 1990. He currently is a member of the Board of Directors of the Software Publishing Association (SPA), Europe.

JOHN P. BRODERICK has served as the Company's Chief Financial Officer and Vice President - Finance of the Company since May 1995. He has also served as an independent financial consultant to the Company since 1993. Mr. Broderick began his career as a CPA with Price Waterhouse LLP and has held similar positions with Waterford Glass Inc., an importer/distributor of Irish crystal and Olympic Limousine Corp., a transportation conglomerate from 1979 through 1992.

                              Page 12 of__28__Pages

PETER LINDSEY has served as the Company's Vice President of European Catalogs since 1997 and joined the company in December 1995 at the time of the acquisition of Systematika Ltd.. Mr. Lindsey was the founder of Systematika Ltd. in 1982 and introduced the first full color catalog for developer tools in the UK.

JEFFREY LARGIADER has served as the Vice President - Catalog Operations and Marketing Development since 1989 and is responsible for catalog production, advertising sales, media planning and marketing communications. Prior to that and since 1983, he held various sales and product management positions with the Company and Lifeboat Associates.

KATHLEEN INNACELLI has served as the Vice President - Fulfillment Operations of the Company since 1993 and is responsible for purchasing and warehouse operations. From 1990 through 1993, Ms. Innacelli held the position of Manager of Purchasing and was the Vice President - Telesales and Client Services of the Company. Prior to that and since 1983 held other positions with the Company and Lifeboat Associates.

                             Page 14 of__28__Pages

                                     PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

                                     High              Low
1995

Third Quarter                       12 3/8             10 1/2
Fourth Quarter                      10 1/2              6 3/4

1996

First Quarter                        7                  5 1/4
Second Quarter                       7 3/8              4 7/8
Third Quarter                        6 3/4              5 1/4
Fourth Quarter                       7 1/2              5
1997

First Quarter                        8 1/4              6 7/8
Second Quarter                      10 1/4              6 1/4
Third Quarter                       13 1/4              9
Fourth Quarter                      13 3/4              7 1/4

During 1997, 31,065 shares of the Common Stock were issued to employees, former employees and directors of the Company, pursuant to the exercise of incentive stock options granted to them prior to such year under the Company's stock option plans. Such shares were issued pursuant to Rule 701 promulgated under the Securities Act of 1933, at a weighted average exercise price of $1.60.

HOLDERS OF COMMON STOCK

     On March 20, 1998, 4,824,498 shares of the Company's Common Stock were outstanding. On such date, there were approximately 74 holders of record.

DIVIDENDS

     No dividends have been paid on the Company's Common Stock. The Company is limited in its ability to pay dividends by its domestic facility agreement, which presently prohibits the payments of dividends. The Company does not currently anticipate declaring or paying dividends.

ITEM 6 SELECTED FINANCIAL DATA.

     The following is a summary of selected financial data of the Company for each of the five years ended on the dates set forth below, which should be read in conjunction with the financial statements of the Company and the notes thereto:

                             Page 14 of__28__Pages

                      SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth, selected consolidated financial data for the Company for the five years ended December 31, 1997. The selected consolidated financial data for the five years are derived from the Company's audited consolidated financial statements. The consolidated financial data set forth below should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Results of Operations and Financial Condition" contained herein.



                      (In thousands, except per share data)

                                                                  YEAR ENDED DECEMBER 31
                                            --------------------------------------------------------------------------------
                                                1993        1994           1995         1996           1997
STATEMENT OF OPERATIONS DATA (1):
Net sales                                     $45,032      $71,334         $93,286     $127,680      $176,157
Income from operations                            838        1,370           2,275        2,936         6,217
Income before minority interest                   263        1,095           4,203        2,199         3,964
Net income                                        239        l,050           4,203        2,298         3,964
Basic net income per common share               $0.10        $0.45           $1.14        $0.48         $0.84
                                             ========      =======         =======       ======      ========
Diluted net income per common
  share                                         $0.10        $0.35           $1.03        $0.44         $0.75
                                             ========     ========         =======       ======       =======
Weighted average
  common shares outstanding-basic               2,354        2,354           3,703        4,764         4,740
Weighted average
  common shares outstanding-diluted             2,887        3,142           4,102        5,198         5,280


BALANCE SHEET DATA:
  Working capital                             $ 1,950      $ 2,731         $21,689      $12,415       $16,077
  Total assets                                 11,714       24,730          58,329       68,490        86,368
  Short-term debt                               3,303        3,489           2,469        1,135           958
  Long-term debt                                   --           --              --        1,050         2,220
  Redeemable preferred
    stock and Stockholders'
    equity                                      3,379        4,597          26,989       28,844        32,213



(1) Comparability of the Statement of Operations is affected by acquisitions occurring throughout the periods presented. See Note 2 to the Consolidated Financial Statements. (2) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128.

ITEM 7 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. OVERVIEW

     The Company is a distributor of software, operating through three distribution channels - cataloging, corporate reseller and wholesale operations. Catalog operations include worldwide catalog sales, advertising and publishing. Corporate reseller operations include ISP-USA, in the United States and ISP*D International Software Partners GmbH ("ISP*D") in Munich, Germany, wholly-owned subsidiaries of the Company, ISP*F International Software Partners France ("ISP*F"), a majority-owned company located in Paris, France and Logicsoft Holding BV, a recently acquired and wholly-owned subsidiary located in
Amsterdam,  The  Netherlands.  Wholesale  operations  include  distributions

                             Page 15 of__28__Pages
to dealers and large resellers through Lifeboat Distribution Inc. in the U.S. and Lifeboat Associates Italia Srl ("Lifeboat Italy") in Milan, Italy, also subsidiaries of the Company.

     The Company was founded in 1982 as a wholesaler and reseller of educational software. In June 1986, the Company acquired Lifeboat Associates, a wholesale distributor and publisher of software founded in 1976. Later in 1986, Programmer's Paradise was started by the Company as a catalog marketer of technical software. In 1988, the Company acquired Corsoft Inc.; a corporate reseller founded in 1983, and combined it with the operations of the
Programmer's Paradise catalog and Lifeboat Associates, both of which were involved in the marketing of technical software for microcomputers. In May 1995, the Company changed its name from "Voyager Software Corp" to "Programmer's Paradise, Inc.". In July 1995, the Company completed an initial public offering of its common stock. In June 1996, the Company acquired substantially all of the assets of The Software Developer's Company, Inc. including the Programmer's Supershop catalog, its largest domestic competitor.

     The Company began European-based operations in the first quarter of 1993, when it acquired a controlling interest in Lifeboat Italy, a long-standing software distributor in Italy. In January and April 1994, the Company purchased the remaining ownership interest in Lifeboat Italy. In June 1994, the Company acquired a 90% controlling interest in ISP*D, a large software-only dealer and a leading independent supplier of Microsoft Select licenses and other software to many large German and Austrian companies. In January 1995, the remaining 10% interest in ISP*D was purchased by the Company. In late 1994, the Company organized a subsidiary in the United Kingdom to engage in catalog operations. In December 1995, the Company acquired Systematika Ltd., a leading reseller of technical software in the United Kingdom and the publisher of the popular System Science catalog. In January 1996, the Company formed ISP*F International Software Partners France SA ("ISP*F"), as a full service corporate reseller of PC software, based in Paris and majority owned by Programmer's Paradise France SARL. In September 1997, the Company announced that it had acquired Logicsoft Holding BV, the parent company of Logicsoft Europe BV, the predominate LAR in the Benelux territory. The Company is using its European-based operations as a platform for pan-European business development, including the distribution of local versions of its catalogs.

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

                             Page 16 of__28__Pages

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales:

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                   % to Net Sales                    % Change
                                        -----------------------------------       -------------------
                                        1995            1996         1997         96 v 95     97 v 96
                                        -----------------------------------        -------    -------

Net Sales                              100.0%          100.0%       100.0%
Cost of Sales                           84.4%           83.8%        85.4%
Gross Profit                            15.6%           16.2%        14.6%           0.6%        (1.6%)

Selling, general and
  administrative expenses               13.1%           13.5%        10.6%           0.4%        (2.9%)
Amortization of goodwill                 0.1%            0.4%         0.5%           0.3%         0.1%
Income from operations                   2.4%            2.3%         3.5%          (0.1%)        1.2%
Interest (income), expense net          (0.3%)          (0.2%)       (0.1%)          0.1%        (0.1%)
Income before taxes                      2.7%            2.5%         3.6%          (0.2%)        1.1%
Income tax benefit (provision)           1.9%           (0.8%)       (1.4%)         (2.7%)        0.6%
Minority interest (loss)                                (0.1%)                      (0.1%)        0.1%
Net Income                               4.6%            1.8%         2.2%          (2.8%)        0.4%


NET SALES

     Net sales of the Company represents the gross consolidated revenue of the Company less returns. Although net sales consist primarily of sales of software, revenue from marketing services and advertising is also included within net sales. Net sales of the Company increased by $48.5 million or 38%, to $176.2 million in 1997 and by $34.4 million, or 37%, to $127.7 million in 1996 as compared to the respective preceding periods. The increase in revenues in 1997 resulted from a combination of the growth of the catalog and corporate reseller channels as well as growth through acquisitions. Revenues within the catalog channel increased 19% or $11.3 million in 1997, the majority of which was incurred in the United States and reflects the full year impact of the acquisition of The Programmer's Supershop acquired in June 1996 as well as the introduction and development of the Company's newest segmented catalog: NT Supershop. Domestic catalog circulation increased by approximately 1.7 million catalog drops reflecting the growth of the Company's five catalog offerings. Revenues within the corporate reseller channel increased 66% in 1997 primarily resulting from a significant increase in the amount of German and Austrian reseller customers as well as the acquisition of Logicsoft Holding BV in September 1997. Revenues within Germany and Austria increased by approximately 47% over 1996 while revenues in the United Kingdom increased by 26% over 1996. The increase in revenues reflects an increase in market share and is directly attributable to the value-added services and pan-European capabilities being delivered by the group.

         The growth in net sales in 1996 resulted from market share growth in both the catalog and reseller channels as well as the acquisition of The Programmer's Supershop in June 1996. Revenues within the catalog channel increased 65% or $23.2 million primarily as a result of the acquisition of The Programmer's Supershop as well as the full year impact of the acquisition of Systematika Limited, a London based direct marketer in the technical software industry in December 1995. Domestic catalog circulation increased by approximately 800,000 catalog drops without the addition of The

                             Page 17 of __28__Pages

Programmer's Supershop in 1996 as the Company introduced two new segmented catalogs: Components Paradise launched in March 1996 and Internet Paradise, launched in May 1996. Revenues within the corporate reseller channel increased 26.4% in 1996 primarily stemming from market share growth in the German and Austrian markets as well as from the positive impact of forming the French reseller, ISP*F.

GROSS PROFIT

     Gross profit represents the difference between net sales and cost of sales. Cost of sales is composed primarily of amounts paid by the Company to publishers and vendors plus catalog printing and mailing costs. Publisher and vendor rebates are credited against costs of sales. Gross Profit as a percentage of net sales decreased by 1.6% in 1997 from 16.2% to 14.6% reflecting a shift in the mix of sales through the Company's distribution channels as a result of the substantial increase in lower margin corporate resales and Microsoft Select licensing sales. The acquisition of Logicsoft Holding BV was an instrumental factor in the overall shift of the revenue mix by increasing lower margin corporate resales. Gross profit as a percentage of sales increased by 0.6% in 1996 from 15.6% to 16.2% primarily from increased revenues within the catalog channel stemming from the acquisition of The Programmer's Supershop as well as the full year effect of the acquisition of Systematika Ltd. During 1996, the Company was able to enhance its gross margins within the catalog channel by raising both product pricing and advertising rates in order that its primary catalogs, Programmer's Paradise and Programmer's Supershop be on parity.

     In the past, gross margins have been affected by the mix of products sold and the mix of distribution channels. Historically, the gross margins attained in the catalog channel have been higher than either the corporate reseller or distribution channels. In 1997, catalog operations contributed approximately 40% of revenue and approximately 59% of gross margin dollars as compared with 46% of revenue and 62% of gross margin dollars in 1996 and 38% of revenue and 53% of gross margin dollars in 1995. Corporate reseller operations contributed approximately 51% of revenue and approximately 32% of gross margin dollars in 1997 and 43% of revenue and 26% of gross margin dollars in 1996 as compared to 46% of revenue and 32% of gross margin dollars in 1995. The distribution channel contributed approximately 9% of revenue and approximately 9% of gross margin dollars in 1997 compared with 11% of revenue and 12% of margin dollars in 1996 and 16% of revenue and 15% of margin dollars in 1995.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative ("SG&A") expenses include all corporate personnel costs (including salaries and health benefits), depreciation and amortization, non-personnel-related marketing and administrative costs and provision for doubtful accounts. Depreciation and amortization consists primarily of equipment depreciation and leasehold amortization. SG&A expenses have increased as a percentage of revenues from 13.1% in 1995 to 13.5% in 1996 and then decreased to 10.6% of net revenues in 1996. The increase in SG&A expense as a percentage of revenues in 1996 is attributable to the abnormally high overheads incurred with the start-up of the French corporate reseller operation.


                             Page 18 of __28__Pages

The French corporate reseller operation required mid-year restructuring which involved the separation and payment of severance for several employees. The decline in SG&A expense as a percentage of revenues in 1997 is attributable to the increase in revenues in the reseller channel, which has generally lower SG&A costs as a percentage of revenue and also the impact of the acquisition of Logicsoft Holding BV. Each year SG&A has increased in absolute dollars, reflecting the cost of operations of the Company's acquisitions such as the Programmer's Supershop, Systematika Ltd., ISP*D and most recently, Logicsoft Holding BV. The Company does anticipate that SG&A as a percentage of revenues will continue to decline as revenues continue to grow and cost containment directives remain in place, however, there can be no assurances that this will occur.

     Geographically, the domestic operations of the Company accounted for approximately 50% of total SG&A expenditures while the European operations accounted for approximately 50%. This represents an increase from 1996 where domestic SG&A expenditures accounted for approximately 47% of total consolidated expenditures.

AMORTIZATION

     Amortization expense includes the systematic write-off of goodwill. The Company incurred goodwill with the acquisition of both ISP*D and Lifeboat Italia which it is amortizing over 20 years. In addition, the Company recorded goodwill in conjunction with the acquisition of both Systematika Ltd. and ISP*F International Software Partners France. The Company recognized approximately $9.5 million in goodwill from the acquisition of the assets of The Software Developer's Company, Inc. in June 1996 which is being amortizing over a fifteen year period for both financial and tax accounting purposes. In connection with the acquisition of Logicsoft Holding BV, the Company recognized approximately $2.4 million in goodwill, which is being amortized over a fifteen-year period.

INTEREST INCOME AND EXPENSE

     The Company generated net interest income of approximately $212,000, $223,000 and $250,000 in 1997, 1996 and 1995 respectively. Net interest income in 1997 was offset by the interest charge under the term-loan financing for the acquisition of Logicsoft Holding BV. Overall interest income for 1996 was negatively impacted by the utilization of cash to finance the acquisitions of ISP*F and The Software Developer's Company, Inc.

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


                             Page 19 of __28__Pages

     Statement of Financial Accounting Standards No. 109 requires that a valuation allowance be recorded for deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends upon the existence of future taxable income. The Company had previously recorded a tax valuation allowance in accordance with SFAS No. 109. As a result of its recent history of carryforward utilization and projected future taxable income, the Company has reduced the tax valuation allowance by approximately $3.1 million in 1995.

     At December 31, 1997, the Company recorded a provision for income taxes of approximately $2.4 million, which consists of a provision for state and, federal taxes of approximately $2.35 million and also a provision for foreign taxes of approximately $54,000. At December 31, 1996, the Company recorded a provision for income taxes of approximately $991,000 which consists of a provision for state and federal taxes of approximately $1.3 million offset by a reduction in the tax valuation allowance of approximately $350,000 associated with prior period losses of the German subsidiary. At December 31, 1995, benefit for income taxes amounted to approximately $1.7 million, which consists of a reduction in the tax valuation allowance of approximately $3.1 million offset primarily by provisions for local and foreign taxes of approximately $1.4 million.

     Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $2,900,000 and $563,000 at December 31, 1997 and 1996,
respectively. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided. Upon distribution of those earnings in the form of dividends, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

     Assuming a 40% combined U.S. federal and state statutory tax rate and actual foreign tax rates, the income tax expense would have been approximately $2,419,000, 915,000 and $1,137,000 for the years 1997, 1996 and 1995, respectively.

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

     Cash flows from operations were approximately $6,196,000 for the year ended December 31, 1997 compared to $1,166,000 and $9,211,000 for 1996 and 1995, respectively. In 1997, cash was provided primarily by the net income of the Company and by a reduction in inventories and an increase in accounts payable, reflecting the increase in Microsoft Select business and related amounts payable but not yet due to Microsoft, offset by an increase in accounts receivable, reflecting strong fourth quarter sales. Cash flows from operations for 1996 were also provided by the net income of the Company and by similar reductions in inventory and increases in amounts payable but not yet due to Microsoft. In addition, cash flows from operations for 1996 were negatively impacted by the losses generated by the operations of ISP*F, the French corporate reseller and a DSO in France that is unusually long in comparison to other entities within the Company. For 1995, in addition to the proceeds received from the IPO which were used to reduce debt and invest in short term securities, cash flow was primarily provided by net income of the Company and by an increase in accounts payable, offset by an increase of accounts receivable and an increase in inventories.


                             Page 20 of __28__Pages

     At December 31, 1997, the Company had cash and cash equivalents of $20.6 million and net working capital of $16.1 million compared with cash and cash equivalents of $16.3 million and net working capital of $12.4 million at
     December 31, 1996 compared with cash and cash equivalents and net working capital of $27.7 million and $21.7 million respectively, at December 31, 1995. The increase in working capital at December 31, 1997 is attributable to the earnings for the year then ended as well as the effect of the working capital acquired as part of the acquisition of Logicsoft Holding BV. The decrease in working capital at December 31, 1996 is primarily attributable to the acquisition of the assets of The Software Developer's Company, Inc., in June, 1996 as well as ISP*F in January, 1996. Under the terms of the purchase, the Company paid $11,000,000 cash for the assets of The Software Developer's Company, Inc. and in return were to receive approximately $1,500,000 in net assets.

     The Company's capital expenditures for 1997 and 1996 amounted to approximately $718,000 and $517,000, respectively, primarily for computer hardware and software, office furniture and leasehold improvements. In addition, in 1997, the Company acquired approximately $187,000 of assets as part of the acquisition of Logicsoft Holding BV. In 1996, the Company acquired approximately $625,000 of assets, as part of the acquisition of the Software Developers Company primarily comprised of computer systems and furniture.

     Domestically, the Company has a secured, demand revolving line of credit, pursuant to which the Company may borrow up to $4.0 million, based upon 80% of its eligible accounts receivable plus 50% of its eligible inventory, at a rate of interest of prime plus .50%. The credit facility is secured by all of the domestic assets of the Company and contains certain covenants that require the Company to maintain a minimum level of tangible net worth and working capital. There were no amounts outstanding under the line at December 31, 1997. Subsequent to the end of the year, the Company renegotiated its facility agreement, whereby the Company can borrow up to $7.5 million under a committed line of credit with interest at either the prime rate or Euro-rate plus 200 basis points. The new facility expires on June 30, 1999 and is secured by all the domestic assets of the Company and 65% of the outstanding stock of the foreign subsidiaries and contains certain covenants that require the Company to maintain a minimum level of tangible net worth and working capital.

     During the year, the Company entered into a five-year term loan agreement in the US $ equivalent of $3.0 million bearing interest at 6.17%. The loan is denominated in Dutch Guilders and is secured by the assets of the Company and 65% of the stock of foreign subsidiaries.

     The Company maintains a secured, demand revolving line of credit for its German subsidiary, pursuant to which it may borrow in deutschmarks up to DM 1,500,000 (the equivalent of approximately $830,000 at December 31, 1997), based upon its eligible accounts receivable and eligible inventory, and the creditor is entitled to the benefit of a limited guarantee by the Company of up to DM 300,000 (the equivalent of approximately $165,000 at December 31, 1997). The line bears interest at 8.25%. At December 31, 1997, there were no amounts outstanding under the line. A subsidiary of ISP*D has a secured term loan with the same bank, in the original principal amount of DM 1,000,000 (the equivalent of approximately $645,000 at December 31, 1996), which was paid in full in March 1997.

     In Italy, Lifeboat Italy has banking arrangements with several Italian banks, pursuant to which it may borrow in lire on an unsecured, demand basis to finance working capital requirements, through credit and overdrafting privileges, as well as receivables-based advances. The aggregate credit and overdraft limits of such arrangements at December 31, 1997 and 1996 were approximately Lit 3,300,000,000 and 3,200,0000 respectively. (the equivalent of approximately $1.9 million and $2.0


                             Page 21 of __28__Pages
million at December 31, 1997 and 1996). At December 31, 1997 and 1996, there were no amounts outstanding under this line.

     The Company's subsidiary in the Netherlands, Logicsoft Europe, BV, maintains a demand revolving line of credit pursuant to which it may borrow in guilders up to DFL 2.5 million (the equivalent of approximately $1.23 million at December 31, 1997), and is secured by its accounts receivable and inventory. The line bears interest at 5.875%. There were no amounts outstanding under the line at December 31, 1997.

     In France, ISP*F maintains a demand revolving line of credit pursuant to which it may borrow up to FRF 5.0 million (the equivalent of approximately $830,000 at December 31, 1997), and is secured by its accounts receivable and inventory and a FRF 3.0 million letter of credit. At December 31, 1997, FRF 2,165,000 (the equivalent of approximately $360,000 at December 31, 1997) of the line of credit was utilized bearing interest at 7.00%.

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

IMPACT OF YEAR 2000

     The Company presently believes that with minor modifications to existing operating systems, the Year 2000 Issue will not pose significant operational problems for its computer systems. The Company believes the costs for these modifications to be minimal.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Index to Consolidated Financial Statements at Item 14(a).

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                             Page 22 of __28__Pages

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

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

ITEM 11 EXECUTIVE COMPENSATION.

     This information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     This information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     This information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.

                             Page 23 of __28__Pages

                                     PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this Report:

     1.   CONSOLIDATED FINANCIAL STATEMENTS:

             Index to Consolidated Financial Statements and Schedules Report of Independent Auditors
             Consolidated Balance Sheets - as of
                    December 31, 1996 and December 31, 1997
             Consolidated Statements of Income - Years
                    ended December 31, 1995, December 31, 1996 and December 31, 1997
             Consolidated Statement of  Stockholders'  Equity Years ended
                    December 31, 1995, December 31, 1996 and December 31,
                    1997
             Consolidated  Statements of Cash Flows - Years ended December
                    31, 1995, December 31, 1996 and December 31, 1997
             Notes to Consolidated Financial Statements

     2.   FINANCIAL STATEMENT SCHEDULE:

          Schedule II   Valuation and Qualifying Accounts

               All  other   schedules  are  omitted  for  the  reason  that  the
          information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

     3.   EXHIBITS:

Exhibit
 Number                    Description of Exhibits.
 ------                    ------------------------

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

                             Page 24 of __28__Pages

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

                             Page 25 of __28__Pages

10.24 Share Sale Agreement dated December 29, 1995 between Raphael and Rosario Perez and Programmer's Paradise France relating to Logiciels & Applications SA. ++

10.25 Shareholders' Agreement dated December 29, 1995 between Raphael Perez, Softway, Inc., Selsid and Programmer's Paradise France relating to Logiciels & Applications SA. ++

10.26 Warranty Agreement dated January 18, 1996 by and among Raphael Perez, Rosario Perez and Programmer's Paradise France relating to Logiciels & Applications SA. ++

10.27 Share Sale Agreement Amendment Agreement dated January 18, 1996 Relating to Logiciels & Applications by and among Raphael Perez, Rosario Perez and Programmer's Paradise France. ++

10.28 Call Option Agreement dated January 18, 1996 between Raphael Perez and Programmer's Paradise France. ++

10.29 Side Agreement dated January 18, 1996 to Call Option Agreement dated January 18, 1996 between Raphael Perez and Programmer's Paradise France. ++

10.30 Call Option Agreement dated January 18, 1996 by and among Softway, Inc., Selsid and Programmer's Paradise France. ++ 10.31 Employment Agreement dated January 22, 1996 between Raphael Perez and Logiciels Et Applications. ++

10.32 Agreement of Purchase and Sales of Assets, dated as of May 16, 1996, between the Registrant and the Selling Parties, and the exhibits thereto. **

10.33     Bill of Sale,  dated  as of June 28,  1996,  executed  by the  Selling
          Parties.**

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

     The Company filed a Report on Form 8-K on January 2, 1996 and filed an amendment thereto on Form 8-KA on March 4, 1996, with respect to the acquisition of the stock of Systematika Limited, an English corporation, by Programmer's Paradise (UK) Limited (See Item 1). The Company


                             Page 26 of __28__Pages
also filed a Report on Form 8-K on July 19,1996 and filed an amendment thereto on Form 8-KA on September 16, 1996, with respect to the acquisition of substantially all of the assets of Software Developers Company, Inc.

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

                             Page 27 of __28__Pages

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Shrewsbury, New Jersey, on March 27, 1998.


PROGRAMMER'S PARADISE, INC.


By:
  ---------------------------------
                            Roger Paradis, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:



         SIGNATURE                   TITLE                                           DATE

                                Chief Executive Officer                          March 27, 1998
                                and Chairman of the Board of Directors
---------------------------
Roger Paradis

                                Chief Financial and                              March 27, 1998
                                Accounting Officer
---------------------------
John P. Broderick

                                Director                                         March 27, 1998
---------------------------
Edwin H. Morgens

                                Director                                         March 27, 1998
---------------------------
Allan Weingarten

                                Director                                         March 27, 1998
---------------------------
Daniel S. Bricklin

                                Director                                         March 27, 1998
---------------------------
F. Duffield Meyercord

---------------------------     Director                                         March 27, 1998
William Willett

                             Page 28 of __28__Pages

                  PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Auditors                                              F-2
Consolidated Balance Sheets                                                 F-3
Consolidated Statements of Income                                           F-4
Consolidated Statements of Stockholders' Equity                             F-5
Consolidated Statements of Cash Flows                                       F-6
Notes to Consolidated Financial Statements                                  F-7
Schedule II - Valuation and Qualifying Accounts                             F-22

                         Report of Independent Auditors


The Board of Directors and Stockholders
Programmer's Paradise, Inc.

We have audited the accompanying consolidated balance sheets of Programmer's Paradise, Inc. and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index of Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Programmer's Paradise, Inc. and subsidiaries at December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth herein.

MetroPark, New Jersey                             Ernst & Young LLP
January 27, 1998

                  Programmer's Paradise, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                      (In thousands, except share amounts)


                                                                                          DECEMBER 31
                                                                                     1996              1997
                                                                           -------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                                          $16,281            $20,571
 Accounts receivable, net of allowances of $583 and
   $509 in 1996 and 1997, respectively                                               26,826             38,517
 Inventory                                                                            4,464              4,627
 Prepaid expenses and other current assets                                            2,227              2,561
 Deferred income taxes                                                                1,097              1,619
                                                                           -------------------------------------
Total current assets                                                                 50,895             67,895

Equipment and leasehold improvements, net                                             1,695              1,862
Goodwill, net of accumulated amortization of $690
   and $1,600 in 1996 and 1997, respectively                                         12,768             14,185
Other assets                                                                            912                707
Deferred income taxes                                                                 2,220              1,719
                                                                           -------------------------------------
                                                                                    $68,490            $86,368
                                                                           =====================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                                              $35,041            $46,979
 Notes payable to banks                                                               1,135                958
 Other current liabilities                                                            2,303              3,881
                                                                           -------------------------------------
Total current liabilities                                                            38,479             51,818

Other liabilities                                                                       116                117
Notes payable - Long-term                                                             1,050              2,220

Stockholders' equity:
 Common Stock $.01 par value:  Authorized, 10,000,000 shares,
 issued 4,762,220 and 4,793,295 in 1996 and 1997, respectively                           48                 48
 Additional paid-in capital                                                          33,509             33,633
 Treasury stock, at cost, 65,000 and 59,500 shares in 1996 and 1997,
   respectively                                                                        (375)              (343)
 Accumulated deficit                                                                 (4,220)              (256)
 Cumulative foreign currency translation adjustment                                    (117)              (869)
                                                                           -------------------------------------
Total stockholders' equity                                                           28,845             32,213
                                                                           -------------------------------------
                                                                                    $68,490            $86,368
                                                                           =====================================


                             See accompanying notes.

                  Programmer's Paradise, Inc. and Subsidiaries
                        Consolidated Statements of Income
                    (In thousands, except per share amounts)

                                                                          YEAR ENDED DECEMBER 31
                                                                1995              1996               1997
                                                          --------------------------------------------------------
Net sales                                                          $93,286           $127,680           $176,157
Cost of sales                                                       78,717            107,041            150,452
                                                          --------------------------------------------------------
Gross profit                                                        14,569             20,639             25,705

Selling, general and administrative expenses                        12,195             17,230             18,574
Amortization of goodwill                                                99                473                914
                                                          --------------------------------------------------------
Income from operations                                               2,275              2,936              6,217

Other (expense) income:
 Interest expense                                                     (265)              (373)              (326)
 Interest income                                                       515                596                538
 Unrealized foreign exchange (loss) gain                               (49)                31                (58)
                                                          --------------------------------------------------------
Income before income taxes and minority interest                     2,476              3,190              6,371

Income tax (benefit) provision                                      (1,727)               991              2,407
                                                          --------------------------------------------------------
Income before minority interest                                      4,203              2,199              3,964

Minority interest in net income of subsidiary                                              99
                                                          --------------------------------------------------------
Net income                                                $          4,203   $          2,298   $          3,964
                                                          ========================================================
Basic net income per common share                         $           1.14   $            .48   $            .84
                                                          ========================================================
Diluted net income per common share                       $           1.03   $            .44   $            .75
                                                          ========================================================
Weighted average common shares outstanding-Basic                     3,703              4,764              4,740
                                                          ========================================================
Weighted average common shares outstanding-Diluted                   4,102              5,198              5,280
                                                          ========================================================


                             See accompanying notes.

                  Programmer's Paradise, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                      (In thousands, except share amounts)

                                           NON-CUMULATIVE
                                             REDEEMABLE
                                             CONVERTIBLE    COMMON STOCK             ADDITIONAL
                                              PREFERRED   ------------------------   PAID-IN        TREASURY      ACCUMULATED
                                                STOCK       SHARES     AMOUNT        CAPITAL         STOCK          DEFICIT
                                            -----------------------------------------------------------------------------------

Balance at January 1, 1995                      $ 373        229,115   $     2        $15,272                       $(10,721)
  Net income                                                                                                           4,203
  Stock issued in ISP*D acquisition                          165,000         2            108
   Conversion of Series A                        (223)     1,674,071        17            (17)
   Conversion of Series B                        (150)       450,690         4             (4)
   Exercise of stock options, including
    $83,000 in income tax benefits                            89,369         1             18
   Issuances of common stock in connection
    with initial public offering, net of
    expenses                                               2,070,000        21         18,028
   Translation adjustment
                                            -----------------------------------------------------------------------------------
Balance at December 31, 1995                        -      4,678,245        47         33,405                         (6,518)
  Net income                                                                                                           2,298
   Exercise of stock options, including
    $86,000 in income tax benefits                            83,975         1            104
   Purchase of 65,000 treasury stock shares                                                           $(375)
   Translation adjustment
                                            -----------------------------------------------------------------------------------
Balance at December 31, 1996                        -      4,762,220        48         33,509          (375)          (4,220)
  Net income                                                                                                           3,964
   Exercise of stock options, including
    $65,000 in income tax benefits                            31,075                      124            32
   Translation adjustment
                                            -----------------------------------------------------------------------------------
Balance at December 31, 1997                               4,793,295        48         33,633          (343)            (256)
                                            ===================================================================================

                                                       CUMULATIVE
                                                        FOREIGN
                                                        CURRENCY
                                                       TRANSLATION
                                                        ADJUSTMENT       TOTAL
                                                       ----------------------------


Balance at January 1, 1995                                   44     $      4,597
  Net income                                                               4,203
  Stock issued in ISP*D acquisition                                          110
   Conversion of Series A                                                      -
   Conversion of Series B                                                      -
   Exercise of stock options, including
    $83,000 in income tax benefits                                            19
   Issuances of common stock in connection
    with initial public offering, net of
    expenses                                                              18,049
   Translation adjustment                                    11               11
                                                       ----------------------------
Balance at December 31, 1995                                 55           26,989
  Net income                                                               2,298
   Exercise of stock options, including
    $86,000 in income tax benefits                                           105
   Purchase of 65,000 treasury stock shares                                 (375)
   Translation adjustment                                  (172)            (172)
                                                       ----------------------------
Balance at December 31, 1996                               (117)          28,845
  Net income                                                               3,964
   Exercise of stock options, including
    $65,000 in income tax benefits                                           156
   Translation adjustment                                  (752)            (752)
                                                       ----------------------------
Balance at December 31, 1997                               (869)          32,213
                                                       ============================

                             See accompanying notes.

                  Programmer's Paradise, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                               YEAR ENDED DECEMBER 31
                                                                         1995              1996              1997
                                                                ------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                      $           4,203     $      2,298   $         3,964
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Minority interest in net income of subsidiary                                              (99)
    Depreciation expense                                                      375              701               736
    Amortization expense                                                      243              621             1,019
    Changes in operating assets and liabilities, net
     of effects of acquisitions:
      Accounts receivable                                                  (1,804)          (6,103)           (8,167)
      Inventory                                                            (1,717)           2,279               173
      Prepaid expenses and other current assets                              (678)             708               (85)
      Accounts payable and accrued expenses                                11,060            1,176             7,708
      Deferred tax asset                                                   (2,762)              49               (22)
      Net change in other operating assets and liabilities                    291             (464)              870
                                                                ------------------------------------------------------
Net cash provided by operating activities                                   9,211            1,166             6,196

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and leasehold improvements                             (631)            (620)             (788)
Purchases of businesses, net of cash acquired                              (1,447)         (11,236)           (2,268)
                                                                ------------------------------------------------------
Net cash used in investing activities                                      (2,078)         (11,856)           (3,056)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments under lines of credit                                           (1,021)            (461)           (1,818)
Borrowings under long term debt                                                                                2,962
Repayments under long term debt                                                                                 (150)
Purchase of treasury stock                                                                    (375)
Net proceeds from issuance of common stock                                 18,068              105               156
                                                                ------------------------------------------------------
Net cash provided by (used in) financing activities                        17,047             (731)            1,150
                                                                ------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                       24,180          (11,421)            4,290
Cash and cash equivalents at beginning of year                              3,522           27,702            16,281
                                                                ------------------------------------------------------
Cash and cash equivalents at end of year                        $          27,702     $     16,281   $        20,571
                                                                ======================================================

                             See accompanying notes.

                  Programmer's Paradise, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 1997


1.  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND OPERATIONS

The consolidated financial statements include the accounts of Programmer's Paradise, Inc., its wholly-owned subsidiaries and, its majority-owned subsidiaries (the "Company"). The Company is a marketer of software for microcomputers, servers and networks, with a focus on providing software products, known as technical software, to people who design, program and support software, operating through three distribution channels-catalog, corporate reseller and wholesale distribution. All intercompany balances and transactions have been eliminated in consolidation.

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

BASIS OF PRESENTATION

Certain balances in the 1996 financial statements have been reclassed to conform with the current year presentation.

MAJOR CUSTOMER AND SUPPLIER

In 1995, 1996 and 1997 no single customer exceeded 10% of net sales.

The Company has authorized dealership or distribution agreements with various suppliers. Products of one of these suppliers accounted for approximately 46%, 47% and 55% of Company revenues for 1995, 1996 and 1997, respectively.

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

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

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

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

The Company recognizes revenue from the sale of software for microcomputers, servers and networking upon shipment.

ADVERTISING COSTS

The Company capitalizes the advertising costs associated with producing its catalogs. The costs of these catalogs are amortized over the estimated shelf life of the catalogs, generally 3-5 months. The unamortized balance of non-reimbursed advertising costs at any period end are minimal. Advertising costs for 1995, 1996, and 1997 amounted to approximately $3,320,000, $5,571,000 and $5,725,000, respectively.

NET INCOME PER COMMON SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements.

RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

Recent pronouncements of the Financial Accounting Standards Board ("FASB") which are not required to be adopted at December 31, 1997, include the following Statements of Financial Accounting Standards ("SFAS"):

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive (all changes in equity during a period except those resulting from investments by and distributions to owners) and its components in the financial statements. This new standard, which will be effective for the Company for the year ending December 31, 1998, is not currently anticipated to have a significant impact on the Company's financial statements.

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SFAS No 131, "Disclosure about Segments of an Enterprise and Related Information," which will be effective for the Company for the year ending
December  31,  1998,  establishes  standards  for  reporting  information  about operating segments in the annual financial statements, selected information about operating segments in interim financial reports and disclosures about products and services, geographic areas and major customers. This new standard will require the Company to report financial information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments, which may result in more detailed information in the notes to the Company's financial statements than is currently required and provided. The Company has not yet determined the effects, if any, of implementing SFAS No. 131 on its reporting of financial information.

2.  ACQUISITIONS

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

In September 1997, the Company acquired 100% of the outstanding stock of Logicsoft Holding BV ("Logicsoft"), which operates Logicsoft Europe BV, located in Amsterdam, The Netherlands, at a cost of approximately $3,300,000. Logicsoft is a corporate reseller of PC software in The Netherlands.

The Company accounted for the above acquisitions as purchases. Accordingly, the acquired assets and liabilities assumed have been recorded at the estimated fair values at the dates of acquisition. The results of operations of the acquired businesses are included in the accompanying consolidated statements of income from their respective dates of acquisition.

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


2.  ACQUISITIONS (CONTINUED)

The following table presents the unaudited pro forma consolidated results of operations for the two years ended December 31, 1997 as if the above acquisitions had occurred on January 1 of the year preceding the acquisition (dollars in thousands):

                                                 1996                1997
                                          -----------------------------------
Sales                                          $169,072           $192,351
Net income                                        3,640              4,011
Basic net income per common share                  $.76               $.85
Diluted net income per common share                $.70               $.76

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

3.  NOTES PAYABLE TO BANKS

Notes payable to banks represent borrowings under a U.S. revolving line of credit, the outstanding balance under a five year term loan and revolving lines of credit available at each of the Company's foreign subsidiaries.

The limit under the U.S. revolving line of credit is the lesser of $4,000,000 or the sum of 80% of its eligible accounts receivable and 50% of its eligible inventory, as defined. The facility is due on demand and is secured by all of the domestic assets of the Company and contains certain covenants, which require the Company to maintain a minimum level of tangible net worth and working capital. The line of credit prohibits the payment of cash dividends and contains certain restrictions on the Company's ability to make loans or acquire interests in other entities without the prior consent of the lender. Advances under the domestic revolving line of credit bear interest at the bank's prime rate plus
 .50%, and are due on demand. The commitment fee on the unused portion of the line is .5% per annum. The bank's prime rate was 8.50% at December 31, 1997. There were no amounts outstanding under the line at December 31, 1997.

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


3.  NOTES PAYABLE TO BANKS (CONTINUED)

Subsequent to the end of the year, the Company renegotiated the limit under the U.S. revolving line of credit whereby the Company can borrow up to $7,500,000 under a committed line of credit with interest at either the prime rate or Euro-rate plus 200 basis points. The new facility expires on June 30, 1999 and is secured by all the domestic assets of the Company and 65% of the outstanding stock of the foreign subsidiaries and contains certain covenants that require the Company to maintain a minimum level of tangible net worth and working capital.

The Company maintains a secured, demand revolving line of credit for its German subsidiary, pursuant to which it may borrow in deutschmarks up to DM 1,500,000 (the equivalent of approximately $830,000 at December 31,1997), based upon its eligible accounts receivable and inventory, and a limited guarantee by the Company of up to DM 300,000 (the equivalent of approximately $165,000 at December 31,1997). The line bears interest at 8.25%. At December 31, 1997 there were no amounts outstanding under the line. A subsidiary of ISP*D has a secured term loan with the same creditor, in the original amount of DM 1,000,000 (the equivalent of approximately $645,000 at December 31, 1996), which was paid in full in March 1997.

In Italy, Lifeboat Italy has banking arrangements with several Italian banks, pursuant to which it may borrow in lire on an unsecured, demand basis to finance working capital requirements, through credit and overdrafting privileges, as well as receivables-based advances. The aggregate credit and overdrafting limits of such arrangements at December 31, 1997 and 1996 were approximately Lit 3,300,000,000 and 3,200,000,000 respectively, (the equivalent of approximately $1.9 million and $2.0 million at December 31, 1997 and 1996). The unsecured borrowings bear interest at market rates ranging from 6.25% to 9.00%. At December 31, 1997 and 1996, there were no amounts outstanding under the line.

The Company's subsidiary in The Netherlands, Logicsoft Europe, BV, maintains a demand revolving line of credit pursuant to which it may borrow in guilders up to DFL 2,500,000 (the equivalent of approximately $1,230,000 at December 31,
1997), and is secured by its accounts receivable and inventory. The line bears interest at 5.875%. At December 31, 1997, there were no amounts outstanding under the line.

In France, ISP*F, maintains a demand revolving line of credit pursuant to which it may borrow up to FRF 5,000,000 (the equivalent of approximately $830,000 at December 31, 1997), and is secured by its accounts receivable and inventory and a FRF 3,000,000 letter of credit. At December 31, 1997, FRF 2,165,000 (the equivalent of approximately $360,000 at December 31, 1997) of the line of credit was utilized, bearing interest at 7.00%.

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

3.  NOTES PAYABLE TO BANKS (CONTINUED)

In connection with the Logicsoft acquisition (see Note 2), the Company secured a five year term loan in the US $ equivalent of approximately $3,000,000. The term loan bears interest at 6.17% and principal and interest are payable quarterly. The loan is payable in Netherland guilders and had an outstanding balance at December 31, 1997 of $2,812,731 (DFL 5,700,000), of which $592,154 (DFL
1,200,000) is classified as current in the accompanying consolidated balance sheet. The term loan is secured by all assets of the Company and 65% of the outstanding stock of the foreign subsidiaries. Maturities under the term loan are as follows:

1998                          $592,154  (DFL 1,200,000)
1999                           592,154  (DFL 1,200,000)
2000                           592,154  (DFL 1,200,000)
2001                           592,154  (DFL 1,200,000)
2002                           444,115  (DFL 900,000)

The weighted average interest rate for notes payable to banks and long term debt was 12.80%, 10.10% and 8.00% at December 31, 1995, 1996 and 1997, respectively.

Interest paid was approximately $290,000, $343,000 and $260,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

4.  BALANCE SHEET DETAILS

Equipment and leasehold improvements consists of the following (dollars in thousands)

                                                                      1996            1997
                                                            ---------------------------------
Equipment                                                  $          2,967 $         3,576
Leasehold improvements                                                  295             337
                                                            ---------------------------------
                                                                      3,262           3,913
Less accumulated depreciation and amortization                       (1,567)         (2,051)
                                                            ---------------------------------
                                                            $         1,695 $         1,862
                                                            =================================

Accounts payable and accrued expenses consists of the following (dollars in thousands):

                                                                     1996            1997
                                                            ---------------------------------
Trade accounts payable                                            $11,002           $11,937
Accrued licensing costs                                            19,038            30,810
Other accrued expenses                                              5,001             4,232
                                                            ---------------------------------
                                                                  $35,041           $46,979
                                                            =================================

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


5.  INCOME TAXES

The (benefit) provision for income taxes consisted of the following (dollars in thousands):

                                                               YEAR ENDED DECEMBER 31
                                                        1995            1996            1997
                                                  --------------------------------------------------
Current:
   Federal                                            $       446    $        502    $        984
   State                                                      276             275             386
   Foreign                                                    313             165           1,058
                                                  --------------------------------------------------
                                                            1,035             942           2,428
Deferred:
   Federal                                                 (2,760)            473              76
   State                                                       (2)             30             (54)
   Foreign                                                                   (454)            (43)
                                                  --------------------------------------------------
                                                           (2,762)             49             (21)
                                                  --------------------------------------------------
                                                      $    (1,727)   $        991    $      2,407
                                                  ==================================================

The reasons for the difference between total tax expense (benefit) and the amount computed by applying the U.S. statutory federal income tax rate to income before income taxes are as follows (dollars in thousands):

                                                                YEAR ENDED DECEMBER 31
                                                         1995            1996             1997
                                                   --------------------------------------------------
Statutory rate applied to pretax income               $        842      $    1,084       $    2,166
Amortization of goodwill                                        33              39               40
State income taxes, net of benefit
 of federal income taxes                                       181             211              219
Foreign income taxes (benefit) over U.S.
 statutory rate                                                271            (350)              54
Net reduction in amount of federal valuation
 allowance                                                  (3,135)
Other items                                                     81               7              (72)
                                                   --------------------------------------------------
Income tax (benefit) expense                           $    (1,727)   $        991   $        2,407
                                                   ==================================================

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


5.  INCOME TAXES (CONTINUED)

Significant components of the Company's deferred tax assets are as follows (dollars in thousands):

                                                                   YEAR ENDED DECEMBER 31
                                                           1995            1996           1997
                                                      -----------------------------------------------
Fixed assets                                            $         21     $        4      $        4
Accruals and reserves                                            492            328             546
Intangibles                                                      (36)
Net operating loss carryforwards                               2,937          3,936           2,772
Credit carryforwards                                              90             25              16
                                                      -----------------------------------------------
Gross deferred tax assets                                      3,504          4,293           3,338
Valuation allowance                                             (138)          (976)
                                                      -----------------------------------------------
Net deferred tax asset                                  $      3,366     $    3,317      $    3,338
                                                      ===============================================

The Company has recorded a U.S. deferred tax asset at December 31, 1997 of $2,019,000 reflecting the benefit of $5,939,000 in federal tax loss carryforwards, which expire in varying amounts between 2000 and 2005.
Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The Company's ability to utilize these net operating loss carryforwards is restricted to approximately $1.5 million per year, as a result of an ownership change pursuant to Section 382 of the Internal Revenue Code.

For financial reporting purposes, income before income taxes and minority interest includes the following components (dollars in thousands):

                                                                 YEAR ENDED DECEMBER 31
                                                            1995          1996           1997
                                                       --------------------------------------------
United States                                                  $2,352        $3,010         $3,543
Foreign                                                           124           180          2,828
                                                       --------------------------------------------
                                                               $2,476        $3,190         $6,371
                                                       ============================================

At December 31, 1997, the Company had approximately $765,000 net operating loss carryforwards for German income tax purposes.

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


5.  INCOME TAXES (CONTINUED)

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $2,900,000 at December 31, 1997. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon.

During the years ended December 31, 1997, 1996 and 1995, the Company paid approximately $1,492,000, $483,000 and $455,000, respectively, in income taxes.

6.  STOCK OPTION PLANS

The Company's 1986 Employee Stock Option Plan, as amended on June 15, 1994, provides for the grant of options to purchase up to 698,133 shares of the Company's common stock to employees, officers and directors of the Company. The terms of the options are for a maximum of ten years from date of grant and generally are exercisable at an exercise price equal to but not less than the fair market value of the common stock on the date that the option is granted. The options generally vest in equal annual installments over five years. There are no additional options available for grant under the Company's 1986 Employee Stock Option Plan.

On April 21, 1995, the Board of Directors adopted the Company's 1995 Employee Stock Plan ("1995 Plan"). The 1995 Plan, as amended on June 11, 1996, provides for the grant of options to purchase up to 462,500 shares of the Company's common stock to officers, directors, employees and consultants of the Company. The 1995 Plan requires that each option shall expire on the date specified by the Compensation Committee, but not more than ten years from its date of grant in the case of ISO's and Non-Qualified Options. Options granted under the plan are exercisable at an exercise price equal to but not less than the fair market value of the common stock on the grant date. ISO's generally vest in equal annual installments over five years.

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

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


6.  STOCK OPTION PLANS (CONTINUED)

FASB 123 requires pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1997, respectively: risk free interest rates of 6.28% and 5.49%, dividend yields of 0% in both periods, volatility factors of the expected market price of the Company's common stock of
 .61 and .60, and a weighted-average expected life of the option of 9 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share amounts):

                                                     1996        1997
                                                  ------------------------
Net income as reported                               $2,298      $3,964
Net income pro forma                                  1,902       3,395
Basic net income per share, as reported                $.48        $.84
Basic net income per share, pro forma                  $.40        $.72
Diluted net income per share, as reported              $.44        $.75
Diluted net income per share, pro forma                $.38        $.67

The weighted average fair value of options granted during 1996 and 1997 is $3.51 and $6.09, respectively.

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


6.  STOCK OPTION PLANS (CONTINUED)

Changes during 1996 and 1997 in options outstanding for the combined plans were as follows:

                                                             WEIGHTED
                                                NUMBER       AVERAGE
                                                  OF         EXERCISE
                                               OPTIONS        PRICE
                                            -----------------------------
Outstanding at January 1, 1995                   588,960        .55
   Granted in 1995                               289,000       4.22
   Canceled in 1995                              (64,628)      1.38
   Exercised in 1995                             (89,197)       .36
                                            ---------------
Outstanding at December 31, 1995                 724,135       1.95
   Granted in 1996                               188,701       5.99
   Canceled in 1996                              (35,097)      5.80
   Exercised in 1996                             (83,975)       .36
                                            ---------------
Outstanding at December 31, 1996                 793,764       2.91
   Granted in 1997                               264,400       8.08
   Canceled in 1997                              (27,550)      5.13
   Exercised in 1997                             (31,075)      1.60
                                            ---------------
Outstanding at December 31, 1997                 999,539       4.30
                                            ===============
Exercisable at December 31, 1997                 590,577       3.41
                                            ===============

Stock options outstanding at December 31, 1997 are summarized as follows:

                                         WEIGHTED
                       OUTSTANDING        AVERAGE        WEIGHTED
       RANGE OF        OPTIONS AT        REMAINING       AVERAGE
      EXERCISE          DECEMBER        CONTRACTUAL      EXERCISE
       PRICES            31, 1997          LIFE           PRICE
 ---------------------------------------------------------------------
          $0.24              81,713          3.7            .24
     .67 - 1.00             276,500          6.3            .76
    4.00 - 6.00             325,076          7.6           4.72
    6.25 - 8.38             258,950          9.1           6.97
   9.00 - 12.94              57,300          9.6          12.62
                          ---------
                            999,539
                          =========

Under the various plans, options that are cancelled can be reissued. At December 31, 1997, options for 64,250 shares were available for grant and 1,063,789 shares were reserved for future issuance.

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


7.  DEFINED CONTRIBUTION PENSION PLAN

Effective January 1, 1992, the Company initiated a defined contribution pension plan covering substantially all employees. Participating employees may make contributions to the plan, through payroll deductions. Matching contributions are made by the Company equal to 50% of the employee's contribution to the extent such employee contribution did not exceed 6% of their compensation. During the years ended December 31, 1995, 1996 and 1997, the Company expensed approximately $54,000, $59,000 and $82,000, respectively, related to this plan.

8.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (dollars and shares in thousands):

                                                            1995          1996           1997
                                                       --------------------------------------------
Numerator:
  Net income for basic and diluted net income
   per share                                                 $  4,203      $  2,298        $ 3,964
                                                       --------------------------------------------
Denominator:
  Denominator for basic net income per share -
   weighted average common shares                               3,703         4,764          4,740
  Effect of dilutive securities:
      Employee Stock Options                                      399           434            540
                                                       --------------------------------------------
  Denominator for diluted net income per share -
   adjusted weighted average common
   Shares and assumed conversion                                4,102         5,198          5,280
                                                       ============================================
Basic net income per common share                              $ 1.14        $  .48        $   .84
                                                       ============================================
Diluted net income per common share                            $ 1.03        $  .44        $   .75
                                                       ============================================

For additional disclosures regarding the employee stock options and related stock option plans, see Note 6.

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


9.  COMMITMENTS

The Company leases the space used for its operations and certain equipment under long-term operating leases. Future minimum rental payments over the remaining terms of these leases are as follows (dollars in thousands):

          1998                               $ 1,182
          1999                                 1,215
          2000                                   959
          2001                                   697
          2002                                   282
          2003 and thereafter                  1,256
                                             --------
                                             $ 5,591
                                             ========

Rent expense for the years ended December 31, 1995, 1996 and 1997 was approximately $618,000, $752,000 and $1,075,000, respectively.

The Company has royalty agreements, which require payments based on sale of certain products. Royalty expense for the years ended December 31, 1995, 1996 and 1997 was approximately $348,000, $265,000 and $156,500, respectively. In connection with a royalty agreement with a company which is controlled by a shareholder/member of the Board of Directors of the Company, the Company made an advance payment of $250,000 in 1994, which is included in other assets in the consolidated balance sheets, and is being expensed based upon sales of the related product. At December 31, 1997, the unamortized amount of this payment was approximately $111,000.

10.  SEGMENT AND GEOGRAPHIC INFORMATION

The Company's single business segment is the marketing of technical software for microcomputers, servers and networking.

The following table presents financial information based on the Company's geographic segments (dollars in thousands):

                                                 INCOME
                                   NET            FROM         IDENTIFIABLE
                                  SALES        OPERATIONS         ASSETS
                             -------------------------------------------------
1995
Italy                             $   9,731     $   (16)        $  5,356
Germany                              41,210         546           21,248
Other foreign                         1,226        (382)           3,183
                             -------------------------------------------------
Total foreign                        52,167         148           29,787

U.S.                                 41,119       2,127           28,542
                             -------------------------------------------------
Total                               $93,286      $2,275          $58,329
                             =================================================

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


10.    SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

                                             INCOME
                              NET             FROM        IDENTIFIABLE
                             SALES         OPERATIONS        ASSETS
                        -------------------------------------------------
1996
Italy                        $   8,374     $   138         $  4,496
Germany                         49,128         426           26,032
France                           8,924        (738)           4,970
Other foreign                    4,535         402            2,672
                        -------------------------------------------------
Total foreign                   70,961         228           38,170

U.S.                            56,719       2,708           30,320
                        -------------------------------------------------
Total                         $127,680      $2,936          $68,490
                        =================================================
1997
Italy                        $   7,497     $   (55)        $  4,288
Germany                         72,299       1,175           28,869
France                           9,298        (102)           5,745
United Kingdom                   5,695         520            3,114
Netherlands                     11,617         994           14,102
Canada                             537          11              518
                        -------------------------------------------------
Total foreign                  106,943       2,543           56,636

U.S.                            69,214       3,674           29,732
                        -------------------------------------------------
Total                         $176,157      $6,217          $86,368
                        =================================================

11.  STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURES

The Company has made acquisitions, which are more fully described in Note 2. The purchase prices are allocated to the assets acquired and liabilities assumed based on their fair market values as follows (dollars in thousands):

                                                      1995            1996            1997
                                            ------------------------------------------------
Fair value of assets acquired:
   Current assets excluding cash               $        564   $      7,207    $      4,108
   Fixed assets                                         139            676             187
   Other assets, principally goodwill                 1,610         10,778           2,202
   Less liabilities assumed:
     Current liabilities                                732          7,248           4,229
     Notes payable                                                     177
     Payable to seller                                   24
     Common stock issued to seller                      110
                                            ------------------------------------------------
Net cash paid                                  $      1,447   $     11,236   $       2,268
                                            ================================================




                  Programmer's Paradise, Inc. and Subsidiaries
                 Schedule II--Valuation and Qualifying Accounts
                                 (In Thousands)

                                                         CHARGED TO  CHARGED IN
                                             BEGINNING    COST AND      OTHER                    ENDING
                DESCRIPTION                   BALANCE      EXPENSE    ACCOUNTS    DEDUCTIONS     BALANCE
-----------------------------------------------------------------------------------------------------------
Year ended December 31, 1997:
   Allowances for accounts receivable           $583         326          32 (1)     432           $509
   Reserve for Obsolescence                     $170         220         130 (1)      62           $458
Year ended December 31, 1996:
   Allowances for accounts receivable           $777         223                     417           $583
   Reserve for Obsolescence                     $623          28                     481           $170
Year ended December 31, 1995:
   Allowances for accounts receivable           $842         270           2 (1)     337           $777
   Reserve for Obsolescence                     $606          30                      13           $623

(1)  Arose from acquisitions.
