Form 10-Q
period 1998-03-31
PROGRAMMERS PARADISE INC
filed 1998-05-18
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from  __________ to __________

                  Commission File No. 33-92810

                           Programmer's Paradise, Inc.
--------------------------------------------------------------------------------
                         (Name of issuer in its charter)

              Delaware                                    13-3136104
------------------------------               -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

1163 Shrewsbury Avenue, Shrewsbury, New Jersey                   07702
----------------------------------------------         -------------------------
(Address of principal executive offices)                       (Zip Code)

Issuer's Telephone Number (732) 389-8950
                          --------------

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

         There were 4,824,498 outstanding shares of Common Stock, par value $.01 per share, as of May 4, 1998.

Exhibit index is on page 14.

                           PROGRAMMER'S PARADISE, INC.

                               Index to Form 10-Q

                                                                                                 Page No.
                                                                                                 --------

PART I -- FINANCIAL INFORMATION
         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheet as of March 31, 1998
                  and December 31, 1997                                                                3

                  Condensed Consolidated Statements of Income and Comprehensive
                  Income for the Three Months Ended March 31, 1998 and 1997                            4

                  Condensed Consolidated Statements of Cash Flows for the Three Months
                  Ended March 31, 1998 and 1997                                                        5

                  Notes to Condensed Consolidated Financial Statements                                 6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.                                                           7

PART II -- OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K

                    (a)   Exhibit 27 - Financial Data Schedule                                        15

                         PART I - FINANCIAL INFORMATION

                           PROGRAMMER'S PARADISE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                     ASSETS

                                                                          March 31,         December 31,
                                                                            1998                1997
                                                                            ----                ----
                                                                        (Unaudited)         (Audited)
    Current Assets
      Cash and cash equivalents                                         $  15,559         $    20,571
      Accounts receivable                                                  34,118              38,517
      Inventory                                                             5,036               4,627
      Prepaid expenses and other current assets                             3,031               2,561
      Deferred income taxes                                                 1,627               1,619
                                                                        ----------        ------------
    Total current assets                                                   59,731              67,895

    Equipment and leasehold improvements                                    2,038               1,862
    Goodwill                                                               13,963              14,185
    Other assets                                                              669                 707
    Deferred income taxes                                                   1,589               1,719
                                                                        ----------        ------------
                                                                        $  77,630         $    86,368
                                                                        ==========        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

    Current Liabilities
      Notes payable to banks                                            $     777         $       958
      Accounts payable and accrued expenses                                38,730              46,979
      Other current liabilities                                             3,025               3,881
                                                                        ----------        -----------
    Total current liabilities                                              42,532              51,818

    Other liabilities                                                         114                 117
    Notes payable - Long-term                                               2,016               2,220

    Stockholders' equity
      Common stock                                                             48                  48
      Additional paid-in capital                                           33,381              33,633
      Retained earnings (deficit)                                             504                (256)
      Treasury stock                                                          (10)               (343)
      Cumulative foreign currency translation adjustment                     (955)               (869)
                                                                        ----------        -----------
    Total stockholders' equity                                             32,968              32,213
                                                                        ----------        -----------
                                                                         $ 77,630          $   86,368
                                                                        ==========        ===========


The accompanying notes are an integral part of these consolidated financial statements.

                           PROGRAMMER'S PARADISE, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                      (In thousands, except per share data)

                                                                     Three months ended
                                                                          March 31,
                                                                          ---------
                                                                  1998              1997
                                                                  ----              ----
Net sales                                                       $ 53,193           $ 38,940

Cost of sales                                                     46,679             33,037
                                                                ---------          --------
Gross profit                                                       6,514              5,903

Selling, general and administrative expenses                       4,930              4,183
Amortization expense                                                 245                226
                                                                ---------          --------
Income from operations                                             1,339              1,494

Interest income, net                                                  78                 35

Unrealized foreign exchange loss                                     (54)               (78)
                                                                 --------           --------

Income before income taxes                                         1,363              1,451

Provision for taxes                                                  603                566
                                                                --------           --------

Net income                                                      $    760           $    885
                                                                ========           ========

Net income per common share-Basic                               $.    16           $    .18
                                                                --------           --------


Net income per common share-Diluted                             $    .14           $    .17
                                                                --------           --------

Weighted average common shares outstanding-Basic                   4,790              4,789
                                                                --------           --------

Weighted average common shares outstanding-Diluted                 5,293              5,271
                                                                --------           --------

Reconciliation of Net Income to Comprehensive Income:

Net Income                                                      $    760            $   885
                                                                --------           --------
Other comprehensive income, net of tax:
      Foreign currency translation adjustments                       (48)              (177)
                                                                --------           --------
Comprehensive Income                                            $    712            $   708
                                                                ========            ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    PROGRAMMER'S PARADISE, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                          (In thousands)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                            1998          1997
                                                                            ----          ----
Cash provided by (used for)
Operations:
  Net income                                                            $   760         $   885
  Adjustments for non cash charges                                          416             413
  Changes in assets and liabilities                                      (5,492)          4,140
                                                                        -------         -------
Net cash provided by (used for) operations                               (4,316)          5,438


Investing:
  Capital expenditures                                                     (397)            (85)
  Capitalized software costs                                                  5             (32)
  Acquisitions, net of cash acquired                                          -               -
                                                                        -------         -------
Net cash used for investing                                                (392)           (117)


Financing:
  Net proceeds from issuance of common stock                                 82               1
  Repayments under long-term debt                                          (221)              -
  Repayments under lines of credit                                         (165)           (485)
                                                                        -------         -------
Net cash used for financing activities                                     (304)           (484)

Net change in cash                                                       (5,012)          4,837
Cash at beginning of year                                                20,571          16,281
                                                                        -------         -------
Cash at end of period                                                   $15,559         $21,117
                                                                        =======         =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           PROGRAMMER'S PARADISE, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 March 31, 1998

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year-ended December 31, 1997.

2. Assets and liabilities of the foreign subsidiaries, all of which are located in Europe, have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year. Resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity.

3. In June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in 1998. Management has not completed its review of Statement 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's reported segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

                  The Company is a distributor of software, operating through three distribution channels-cataloging, corporate reseller and wholesale operations. Catalog operations include worldwide catalog sales, advertising and publishing. Corporate reseller operations include ISP-USA in the United States and ISP*D International Software Partners Gmbh ("ISP*D") in Munich, Germany, wholly owned subsidiaries of the Company, and ISP*F International Software Partners France ("ISP*F"), a majority-owned company located in Paris, France and Logicsoft Holding BV, a recently acquired and wholly-owned subsidiary located in Amsterdam, the Netherlands. Wholesale operations include distribution to dealers and large resellers through Lifeboat Distribution Inc. in the U.S. and Lifeboat Associates Italia Srl ("Lifeboat Italy") in Milan, Italy, also subsidiaries of the Company.

                  The Company was founded in 1982 as a wholesaler and reseller of educational software. In June 1986, the Company acquired Lifeboat Associates, a wholesale distributor and publisher of software founded in 1976. Later in 1986, Programmer's Paradise was started by the Company as a catalog marketer of technical software. In 1988, the Company acquired Corsoft Inc.; a corporate reseller founded in 1983, and combined it with the operations of the
Programmer's Paradise catalog and Lifeboat Associates, both of which were involved in the marketing of technical software for microcomputers. In May 1995, the Company changed its name from "Voyager Software Corp." to "Programmer's Paradise Inc.". In July 1995, the Company completed an initial public offering of its common stock. In June 1996, the Company acquired substantially all of the assets of The Software Developer's Company, Inc. ("SDC") including The Programmer's Supershop catalog, its largest domestic competitor.

                  The Company began European-based operations in the first quarter of 1993, when it acquired a controlling interest in Lifeboat Italy, a long-standing software distributor in Italy. In January and April 1994, the Company purchased the remaining ownership interest in Lifeboat Italy. In June 1994, the Company acquired a 90% controlling interest in ISP*D, a large software-only dealer and a leading independent supplier of Microsoft Select licenses and other software to many large German and Austrian companies. In January 1995, the remaining 10% interest in ISP*D was purchased by the Company. In late 1994, the Company organized a subsidiary in the United Kingdom to engage in catalog operations. In December 1995, the Company acquired Systematika Ltd. ("System Science"), a leading reseller of technical software in the United Kingdom and the publisher of the popular System Science catalog. In January 1996, the Company formed ISP*F International Software Partners France SA ("ISP*F"), as a full service corporate reseller of PC software, based in Paris and majority-owned by Programmer's Paradise France SARL. In September 1997, the Company announced that it had acquired Logicsoft Holding BV ("Logicsoft"), the parent company of Logicsoft Europe BV, the predominate Large Account Reseller in the Benelux territory. The Company is using its European-based operations as a platform for pan-European business development, including the distribution of local versions of its catalogs.

RESULTS OF OPERATIONS

                  The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales.

                                                                             Three months ended
                                                                                  March 31,
                                                                                  ---------
                                                                            1998          1997
                                                                            ----          ----
Net Sales                                                                  100.0%        100.0%
Cost of Sales                                                               87.8          84.9
                                                                         -------       -------
Gross Profit                                                                12.2          15.1
Selling, general and administrative expenses                                 9.3          10.7
Amortization expense                                                         0.4           0.6
                                                                         -------       -------
Income from operations                                                       2.5           3.8
Interest income (expense), net                                               0.1           0.1
Unrealized foreign exchange gain (loss)                                     (0.1)         (0.2)
                                                                         -------       -------
Income before income taxes                                                   2.5           3.7
Income taxes                                                                (1.1)         (1.4)
                                                                         -------       -------
Net income                                                                   1.4%          2.3%
                                                                         -------       -------

NET SALES

                  Net sales of the Company represents the gross consolidated revenue of the Company less returns. Although net sales consist primarily of sales of software, revenue from marketing services and advertising is also included within net sales. Net sales for the quarter ended March 31, 1998 increased by $14,253,000, or 36.6%, to $53,193,000, over the quarter ended March 31, 1997.

                  The increase in net sales for the three months ended March 31, 1998 as compared to the same period in 1997 primarily reflects the growth of the Company's corporate reseller businesses, as well as growth through acquisitions, partially offset by reduced catalog revenues. Consolidated reseller revenues increased by 104% or $17.0 million for the first quarter of 1998, primarily as a result of market share gains in both France and Germany, compared to the same period in 1997, as well as the effect of the acquisition of Logicsoft in September 1997. Reseller revenues within Germany increased by approximately 45% over 1997 while reseller revenues in France increased by 46% over 1997. Catalog revenues decreased 14.0% or $2.6 million for the first quarter of 1998 due primarily to the impact from the Microsoft Developer Days event that occurred in 1997, and a lower response rate from The Programmer's Supershop catalog as compared to the prior year. Additionally, the first quarter of 1998 was relatively void of any new product rollouts.

                  Geographically, approximately 69% and 52% of the revenues were derived from the European operations for the three months ended March 31, 1998 and 1997, respectively.

GROSS PROFIT

                  Gross profit represents the difference between net sales and costs of sales. Cost of sales is composed primarily of amounts paid by the Company to publishers and vendors plus catalog printing and mailing costs. Publisher and vendor rebates are credited against cost of sales. For the three-month period ended March 31, 1998, gross profit as a percentage of sales decreased by 2.9% over the same periods in 1997 reflecting a shift in the mix of sales through the Company's distribution channels as a result of the substantial increase in lower margin corporate resales, primarily Microsoft Select licensing sales. The acquisition of Logicsoft was a significant factor in the overall shift of the lower margin, revenue mix. Gross profit in absolute dollars for the three-month period ended March 31, 1998 increased by $611,000 over the previous year, which reflects the strength of the corporate reseller business in the quarter.

                  Gross margins have been affected by the mix of products sold and the mix of distribution channels. Historically, the gross margins attained in the catalog channel have been higher than either the corporate reseller or distribution channels. Margins within the corporate reseller channel are also subject to mix variations as Microsoft Select License sales typically produce lower gross margin results. In 1998, catalog operations contributed approximately 30% of revenue and approximately 46% of gross margin dollars as compared with approximately 48% of revenue and approximately 65% of gross margin dollars in 1997. Corporate reseller operations contributed approximately 63% of revenue and approximately 46% of gross margin dollars as compared with approximately 42% of revenue and approximately 24% of gross margin dollars in 1997. The distribution channel contributed approximately 7% of revenue and approximately 8% of gross margin dollars as compared with approximately 10% of revenue and approximately 11% of gross margin dollars in 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                  Selling, general and administrative ("SG&A") expenses include all corporate personnel costs (including salaries and health benefits), depreciation and amortization, non-personnel-related marketing and administrative costs and the provision for doubtful accounts. Depreciation and amortization consists primarily of equipment depreciation and leasehold improvements. SG&A expenses have decreased as a percentage of revenues from 10.7% for the three months ended 1997 to 9.3% for the three months ended March 31, 1998. The decrease in SG&A as a percentage of revenues reflect the economies of scale associated with the increase in revenues from the Logicsoft acquisition, as well as the increase in revenue from the corporate reseller channel. In absolute dollars, SG&A expenses increased by $747,000 for the three months ended March 31, 1998 when compared to the same period in 1997. This increase reflects the costs associated with the Canadian operations, started in August 1997 and the acquisition of Logicsoft in September 1997.

                  Geographically, the North America operation of the Company accounted for approximately 41% and 54% of total SG&A expenditures for the three months ended March 31, 1998 and 1997, respectively, while the European operation accounted for approximately 59% and 46% of total SG&A expenditures for the three months ended March 31, 1998 and 1997, respectively.

AMORTIZATION EXPENSE

                  Amortization expense includes the systematic write-off of goodwill. Amortization expense for the three months ended March 31, 1998 increased by $19,000 as compared to the same period in 1997. This increase reflects the amortization of the excess of the purchase price over the fair value of the net assets acquired in connection with the acquisition of Logicsoft. In connection with the acquisition of Logicsoft during 1997, the Company recognized approximately $2.4 million in goodwill, which is being amortized over a fifteen-year period.

INTEREST INCOME AND EXPENSE

                  Net interest income increased by $43,000 for the three months March 31, 1998 as compared to the same period in 1997, primarily reflecting the April 1997 liquidation of the Company's long-term debt of approximately $1.3 million associated with the acquisition of Systematika Ltd., as well as incremental net interest income recognized by Logicsoft.

INCOME TAXES

                  Provision for income tax was $603,000 for the three months ended March 31, 1998, compared to $566,000 for the same period in 1997. This primarily reflects higher statutory rates in Germany, as well as the impact of certain subsidiary losses, which are not being sheltered by tax benefits.

NET INCOME

                  Net income was $760,000 or $.14 per share on a diluted basis with approximately 5,293,000 weighted average common shares outstanding for the quarter ended March 31, 1998 compared to $885,000 or $.17 per share on a diluted basis with approximately 5,271,000 weighted average common shares outstanding for the same period of the previous year.

LIQUIDITY AND CAPITAL RESOURCES

                  The  Company's  primary  capital  needs  have been to fund the working capital requirements created by its sales growth and to make acquisitions. The Company had cash and cash equivalents of approximately $15.6 million at March 31, 1998.

                  Net cash used for operations was approximately $4,316,000 for the three months ended March 31, 1998 compared with $5,438,000 of cash provided by operating activities in the same period of the previous year. For the first three months of 1998, cash flow was primarily used for a decrease in accounts payable (approximately $8.2 million), specifically amounts due to Microsoft by ISP*D under the Microsoft Select License program as well as an increase in inventory (approximately $0.4 million), offset by a decrease in accounts receivable (approximately $4.5 million). For 1997, cash flow was primarily provided by a decrease in accounts receivable (approximately $8.2 million) as well as an increase in net earnings for the current year period as compared to the same period in the prior year, offset by a decrease in accounts payable (approximately $3.5 million), specifically amounts due to Microsoft by ISP*D under the Microsoft Select License program.

                  Domestically, the Company has a secured, demand revolving line of credit, pursuant to which the Company may borrow up to $7.5 million under a committed line of credit with interest at either the prime rate or Euro-rate plus 200 basis points. The new credit facility expires on June 30, 1999 and is secured by all of the domestic assets of the Company and 65% of the outstanding stock of the foreign subsidiaries and contains certain covenants that require the Company to maintain a minimum level of tangible net worth and working capital. There were no amounts outstanding under the line at March 31, 1998.

                  In connection with the Logicsoft acquisition, the Company secured a five-year term loan in the US$ equivalent of approximately $3.0 million. The term loan bears interest at 6.17% and principal and interest are payable quarterly. The loan is payable in Netherland guilders and has an outstanding balance at March 31, 1998 of $2,591,681 (DFL 5,400,000), of which $575,929 (DFL 1,200,000) is classified as current notes payable in the accompanying consolidated balance sheet. The term loan is secured by all of the domestic assets of the Company and 65% of the outstanding stock of the foreign subsidiaries

                  The Company  maintains  a secured,  demand  revolving  line of credit for its German subsidiary, pursuant to which it may borrow in deutschmarks up to DM 1,500,000 (the equivalent of approximately $811,000 at March 31, 1998), based upon its eligible accounts receivable and inventory and a limited guarantee by the Company of up to DM 300,000 (the equivalent of approximately $162,000 at March 31, 1998). At March 31, 1998, there were no amounts outstanding under the line.

                  The Company's Italian subsidiary, Lifeboat Italy, maintains banking arrangements with several Italian banks, pursuant to which it may borrow in lire on an unsecured, demand basis to finance working capital requirements, through credit and overdrafting privileges, as well as receivables-based advances. The aggregate credit and overdrafting limits of such arrangements at March 31, 1998 was Lit 3,300,000,000 (the equivalent of approximately $1.8 million at March 31, 1998). At March 31, 1998, there were no amounts outstanding under these lines.

                  The Company's subsidiary in France, ISP*F, maintains a demand revolving line of credit pursuant to which it may borrow up to FRF 5,000,000 (the equivalent of approximately $807,000 at March 31, 1998), and is secured by its accounts receivable and inventory and a FRF 3,000,000 letter of credit. At March 31, 1998, approximately FRF 1,245,000 (the equivalent of approximately $201,000) of the line of credit was utilized, bearing interest at 6.50%.

                  The Company's subsidiary in the Netherlands, Logicsoft, maintains a demand revolving line of credit pursuant to which it may borrow in guilders up to DFL 2,500,000 (the equivalent of approximately $1,200,000 at March 31, 1998), and is secured by its accounts receivable and inventory. At March 31, 1998, there were no amounts outstanding under the line.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PROGRAMMER'S PARADISE, INC.



        May 15, 1998               By: /s/ John  P. Broderick
---------------------------            -----------------------------------------
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