Form 10-Q
period 1998-06-30
PROGRAMMERS PARADISE INC
filed 1998-08-14
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from  __________ to __________

                  Commission File No. 33-92810
                                     ---------

                             Programmer's Paradise, Inc.
        -----------------------------------------------------------------
                         (Name of issuer in its charter)

            Delaware                                       13-3136104
----------------------------------          ----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

1163 Shrewsbury Avenue, Shrewsbury, New Jersey                   07702
----------------------------------------------         -------------------------
(Address of principal executive offices)                      (Zip Code)

Issuer's Telephone Number (732) 389-8950

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes X   No
            ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         There were 4,826,523 outstanding shares of Common Stock, par value $.01 per share, as of July 31, 1998.

Exhibit index is on page 14.

                           PROGRAMMER'S PARADISE, INC.

                               Index to Form 10-Q

                                                                                                 Page No.
                                                                                                 --------

PART I -- FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 1998
                  and December 31, 1997                                                                   3

                  Condensed Consolidated Statements of Income and Comprehensive
                  Income for the Six Months and Three Months Ended June 30, 1998 and 1997                 4

                  Condensed Consolidated Statements of Cash Flows for the Six Months
                  Ended June 30, 1998 and 1997                                                            5

                  Notes to Condensed Consolidated Financial Statements                                    6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.                                                              7

PART II -- OTHER INFORMATION

         Item 4.    Submission of Matters to a Vote of Security Holders                                  12

         Item 6.    Exhibits and Reports on Form 8-K

                    (a)   Exhibit 27 - Financial Data Schedule                                           15

                         PART I - FINANCIAL INFORMATION

                           PROGRAMMER'S PARADISE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                     ASSETS

                                                                    June 30,         December 31,
                                                                      1998                1997
                                                                      ----                ----
                                                                  (Unaudited)         (Audited)
Current Assets
  Cash and cash equivalents                                        $11,574           $20,571
  Accounts receivable                                               36,102            38,517
  Inventory                                                          4,982             4,627
  Prepaid expenses and other current assets                          3,891             2,561
  Deferred income taxes                                              1,737             1,619
                                                                   -------           -------
Total current assets                                                58,286            67,895



Equipment and leasehold improvements                                 2,092             1,862
Goodwill                                                            13,717            14,185
Other assets                                                           681               707
Deferred income taxes                                                1,459             1,719
                                                                   -------           -------
                                                                   $76,235           $86,368
                                                                   =======           =======

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Notes payable to banks                                           $    817          $   958
  Accounts payable and accrued expenses                              37,547           46,979
  Other current liabilities                                           2,695            3,881
                                                                   --------          -------
Total current liabilities                                            41,059           51,818

Other liabilities                                                       116              117
Notes payable - Long-term                                             1,913            2,220

Stockholders' equity
  Common stock                                                           49               48
  Additional paid-in capital                                         33,381           33,633
  Retained earnings (deficit)                                           841             (256)
  Treasury stock                                                        (10)            (343)
  Cumulative foreign currency translation adjustment                 (1,114)            (869)
                                                                   --------          -------
Total stockholders' equity                                           33,147           32,213
                                                                   --------          -------
                                                                   $ 76,235          $86,368
                                                                   ========          =======


The accompanying notes are an integral part of these consolidated financial statements.

                           PROGRAMMER'S PARADISE, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                      (In thousands, except per share data)

                                                                              Six months ended        Three months ended
                                                                                 June 30,                   June 30,
                                                                             1998         1997        1998          1997
                                                                             ----         ----        ----          ----

Net sales                                                                 $ 103,973    $  78,039    $  50,780    $  39,099

Cost of sales                                                                90,953       65,934       44,274       32,897
                                                                          ---------    ---------    ---------    ---------
Gross profit                                                                 13,020       12,105        6,506        6,202

Selling, general and administrative expenses                                 10,603        8,656        5,673        4,473
Amortization expense                                                            491          452          246          226
                                                                          ---------    ---------    ---------    ---------
Income from operations                                                        1,926        2,997          587        1,503

Interest income, net                                                            140          103           62           68

Unrealized foreign exchange loss                                                (86)        (101)         (32)         (23)
                                                                          ---------    ---------    ---------    ---------

Income before income taxes                                                    1,980        2,999          617        1,548

Provision for taxes                                                             883        1,178          279          612
                                                                          ---------    ---------    ---------    ---------

Net income                                                                $   1,097    $   1,821    $     338      $   936
                                                                          =========    =========    =========      =======

Net income per common share-Basic                                             $ .23         $.38         $.07         $.20
                                                                              -----         ----         ----         ----

Net income per common share-Diluted                                           $ .21         $.34         $.06         $.18
                                                                              -----         ----         ----         ----

Weighted average common shares outstanding-Basic                              4,807        4,788        4,824        4,792
                                                                              -----        -----        -----        -----

Weighted average common shares outstanding-Diluted                            5,308        5,281        5,322        5,314
                                                                              -----        -----        -----        -----

Reconciliation of Net Income to Comprehensive Income:
-----------------------------------------------------

Net Income                                                                $   1,097    $   1,821    $     338     $    936
                                                                          ---------    ---------    ---------     --------
Other comprehensive income, net of tax:
      Foreign currency translation adjustments                                 (136)        (284)         (87)        (108)
                                                                          ---------    ---------    ---------     --------
Comprehensive Income                                                      $     961    $   1,537    $     251     $    828
                                                                          =========    =========    =========     ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           PROGRAMMER'S PARADISE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (In thousands)

                                                  Six Months Ended
                                                     June 30,
                                                     --------
                                                 1998          1997
                                                 ----          ----
Cash provided by (used for)

Operations:
  Net income                                    $ 1,097    $  1,821
  Adjustments for non cash charges                1,028         920
  Changes in assets and liabilities             (10,102)      7,344
Net cash used for operations                     (7,977)     (4,603)


Investing:
  Capital expenditures                             (659)       (305)
  Capitalized software costs                          5         (28)
  Acquisitions, net of cash acquired                 -           -
                                                -------     --------
Net cash used for investing                        (654)       (333)
                                                -------     --------


Financing:
  Net proceeds from issuance of common stock         82          34
  Repayments under long-term debt                  (311)     (1,591)
  Repayments under lines of credit                 (137)        116
                                                -------     -------
Net cash used for financing activities             (366)     (1,441)
                                               --------    --------

Net change in cash                                (8997)     (6,377)
                                                           --------
Cash at beginning of year                        20,571      16,281
                                               --------    --------
Cash at end of period                           $11,574    $  9,904
                                               ========    ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           PROGRAMMER'S PARADISE, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  June 30, 1998

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months and three months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year-ended December 31, 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company is a distributor of software, operating through three distribution channels-cataloging, corporate reseller and wholesale operations. Catalog operations include worldwide catalog sales, advertising and publishing. Corporate reseller operations include ISP-USA in the United States and SA(ISP*F) International Software Partners Gmbh ("ISP*D") in Munich, Germany, wholly owned subsidiaries of the Company, and ISP*F International Software Partners France SA ("ISP*F"), a majority-owned company located in Paris, France and Logicsoft Holding BV ("Logicsoft"), a recently acquired and wholly-owned subsidiary located in Amsterdam, the Netherlands. Wholesale operations include distribution to dealers and large resellers through Lifeboat Distribution Inc. in the U.S. and Lifeboat Associates Italia Srl ("Lifeboat Italy") in Milan, Italy, also subsidiaries of the Company.

                  The Company was founded in 1982 as a wholesaler and reseller of educational software. In June 1986, the Company acquired Lifeboat Associates, a wholesale distributor and publisher of software founded in 1976. Later in 1986, Programmer's Paradise was started by the Company as a catalog marketer of technical software. In 1988, the Company acquired Corsoft Inc.; a corporate reseller founded in 1983, and combined it with the operations of the
Programmer's Paradise catalog and Lifeboat Associates, both of which were involved in the marketing of technical software for microcomputers. In May 1995, the Company changed its name from "Voyager Software Corp." to "Programmer's Paradise Inc.". In July 1995, the Company completed an initial public offering of its common stock. In June 1996, the Company acquired substantially all of the assets of The Software Developer=s Company, Inc. ("SDC") including The Programmer's Supershop catalog, its largest domestic competitor. In August 1997, the Company formed Programmer's Paradise, Canada Inc. located in Mississauga, Ontario, to serve the growing developer market in Canada.

                  The Company began European-based operations in the first quarter of 1993, when it acquired a controlling interest in Lifeboat Italy, a long-standing software distributor in Italy. In January and April 1994, the Company purchased the remaining ownership interest in Lifeboat Italy. In June 1994, the Company acquired a 90% controlling interest in ISP*D, a large software-only dealer and a leading independent supplier of Microsoft Select licenses and other software to many large German and Austrian companies. In January 1995, the remaining 10% interest in ISP*D was purchased by the Company. In late 1994, the Company organized a subsidiary in the United Kingdom to engage in catalog operations. In December 1995, the Company acquired Systematika Ltd. ("System Science"), a leading reseller of technical software in the United Kingdom and the publisher of the popular System Science catalog. In January 1996, the Company formed ISP*F, as a full service corporate reseller of PC software, based in Paris and majority-owned by Programmer's Paradise France SARL. In September 1997, the Company announced that it had acquired Logicsoft, the parent company of Logicsoft Europe BV, the predominate Large Account Reseller in the Benelux countries. The Company is using its European-based operations as a platform for pan-European business development, including the distribution of local versions of its catalogs.

RESULTS OF OPERATIONS

                  The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales.

                                                                  Six months ended         Three months ended
                                                                     June 30,                   June 30,
                                                                     --------                   --------

                                                                     1998         1997           1998         1997
                                                                     ----         ----           ----         ----

Net Sales                                                           100.0%       100.0%         100.0%       100.0%
Cost of Sales                                                        87.5         84.5           87.2         84.1
                                                                  -----------  -----------    -----------  -------
Gross Profit                                                         12.5         15.5           12.8         15.9
Selling, general and administrative expenses                         10.2         11.1           11.2         11.4
Amortization expense                                                  0.5          0.6            0.5          0.6
                                                                  ---------     ---------       ---------  -------
Income from operations                                                1.8          3.8            1.1          3.9
Interest income (expense), net                                        0.1          0.1            0.1          0.2
Unrealized foreign exchange gain (loss)                              (0.1)        (0.1)          (0.1)        (0.1)
                                                                  ---------     ---------       ---------  -------
Income before income taxes                                            1.8          3.8            1.1          4.0
Income taxes                                                         (0.8)        (1.5)          (0.6)         1.6
                                                                  ---------     ---------       ---------  -------
Net income                                                            1.0%         2.3%           0.5%         2.4%
                                                                  ---------     ---------       ---------  -------

NET SALES

                  Net sales of the Company represents the gross consolidated revenue of the Company less returns. Although net sales consist primarily of sales of software, revenue from marketing services and advertising is also included within net sales. Net sales for the quarter ended June 30, 1998 increased by $11,681,000, or 29.9%, to $50,780,000, over the quarter ended June 30, 1997. Net sales for the six months ended June 30, 1998 increased by $25,934,000, or 33.2%, to $103,973,000, over the same period in 1997.

                  The increase in net sales for the six months ended June 30, 1998 as compared to the same period in 1997 primarily reflects the growth of the Company's corporate reseller businesses, as well as growth through acquisitions, partially offset by reduced catalog revenues. Consolidated reseller revenues increased by 103.2% or $32.8 million for the six months ended June 30, 1998, primarily as a result of market share gains in both France and Germany, compared to the same period in 1997, as well as the effect of the acquisition of Logicsoft in September 1997. For the six months ended June 30, 1998, reseller revenues in France and Germany increased by 43.0% and 37.7% respectively, over 1997. Excluding the acquisition of Logicsoft, consolidated reseller revenues for the six months ended June 30, 1998 increased by 48.9% or $15.6 million. Catalog revenues decreased 16.6% or $6.3 million for the six months ended June 30, 1998 due primarily to the impact from the Microsoft Developer Days event that occurred in 1997, and the absence of any significant new product releases into the market in 1998. Revenues within the distribution channel decreased 7.6% or $0.6 million for the six months ended June 30, 1998 due primarily to the impact of reduced revenues within Italy.

                  The increase in net sales for the three months ended June 30, 1998 as compared to the same period in 1997 primarily reflects the growth of the Company's corporate reseller businesses, as well as growth through acquisitions, partially offset by reduced catalog revenues. Consolidated reseller revenues increased by 102.0% or $15.8 million for the three months ended June 30, 1998, primarily as a result of market share gains in both France and Germany, compared to the same period in 1997, as well as the effect of the acquisition of Logicsoft in September 1997. For the three months ended June 30, 1998, reseller revenues in France and Germany increased by 41.2% and 30.0% respectively, over 1997. Excluding the acquisition of Logicsoft, consolidated reseller revenues for the three months ended June 30, 1998 increased by 47.8% or $7.4 million. Catalog revenues decreased 18.9% or $3.6 million for the three months ended June 30, 1998 due primarily to the impact from the Microsoft Developer Days event that occurred in 1997, and the absence of any significant new product releases into the market in 1998. Revenues within the distribution channel decreased 11.2% or $0.5 million for the three months ended June 30, 1998 due primarily to the impact of reduced revenues within the United States and Italy.

                  Geographically, approximately 66% and 68% of the revenues were derived from the European operations for the three and six months ended June 30, 1998, respectively. Approximately 52% of the revenues were derived from the European operations for both the three and six months ended June 30, 1997.

GROSS PROFIT

                  Gross profit represents the difference between net sales and costs of sales. Cost of sales is composed primarily of amounts paid by the Company to publishers and vendors plus catalog printing and mailing costs. Publisher and vendor rebates are credited against cost of sales. For the three-month and six-month periods ended June 30, 1998, gross profit as a percentage of sales decreased by 3.1% and 3.0%, respectively, over the same periods in 1997, reflecting a shift in the mix of sales through the Company's distribution channels as a result of the substantial increase in lower margin corporate resales, primarily Microsoft Select licensing sales. The acquisition of Logicsoft was a significant factor in the overall shift of the lower margin, revenue mix. Gross profit in absolute dollars for the three-month and six-month periods ended June 30, 1998 increased by $304,000 and $915,000 over the previous year, which reflects the strength of the corporate reseller business in the quarter.

                  Gross margins have been affected by the mix of products sold and the mix of distribution channels. Historically, the gross margins attained in the catalog channel have been higher than either the corporate reseller or distribution channels. Margins within the corporate reseller channel are also subject to mix variations as Microsoft Select License sales typically produce lower gross margin results. For the six-months ended June 30, 1998, catalog operations contributed approximately 31% of revenue and approximately 46% of gross margin dollars as compared with approximately 48% of revenue and approximately 67% of gross margin dollars in 1997. Corporate reseller operations contributed approximately 62% of revenue and approximately 46% of gross margin dollars as compared with approximately 41% of revenue and approximately 23% of gross margin dollars in 1997. The distribution channel contributed approximately 7% of revenue and approximately 8% of gross margin dollars as compared with approximately 11% of revenue and approximately 10% of gross margin dollars in 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                  Selling, general and administrative ("SG&A") expenses include all corporate personnel costs (including salaries and health benefits), depreciation and amortization, non-personnel-related marketing and administrative costs and the provision for doubtful accounts. Depreciation and amortization consists primarily of equipment depreciation and leasehold improvements. SG&A expenses have decreased as a percentage of revenues to 11.2% from 11.4% for the three months ended June 30, 1998 and 1997, respectively. For the six-months ended June 30, 1998, SG&A expenses have decreased as a percentage of revenues to 10.2%, down from 11.1% for the same period in 1997. The decrease in SG&A as a percentage of revenues reflect the economies of scale associated with the increase in revenues from the Logicsoft acquisition, as well as the increase in revenue from the corporate reseller channel. SG&A expenses in absolute dollars for the three-month and six-month periods ended June 30, 1998 increased by $1,200,000 and $1,947,000, respectively, when compared to the same period in 1997. This increase reflects the costs associated with the start-up of the Canadian operations in August 1997 and the acquisition of Logicsoft in September 1997, as well as additional infrastructure in the form of personnel related costs as the Company moves into the e-commerce arena.

                  Geographically, the North America operation of the Company accounted for approximately 42% and 54% of total SG&A expenditures for the three and six months ended June 30, 1998 and 1997.

AMORTIZATION EXPENSE

                  Amortization expense includes the systematic write-off of goodwill. Amortization expense for the three and six months ended June 30, 1998 increased by $20,000 and $39,000, respectively, as compared to the same period in 1997. This increase reflects the amortization of the excess of the purchase price over the fair value of the net assets acquired in connection with the acquisition of Logicsoft. In connection with the acquisition of Logicsoft during 1997, the Company recognized approximately $2.4 million in goodwill, which is being amortized over a fifteen-year period.

INTEREST INCOME AND EXPENSE

                  Net interest income decreased by $6,000 for the three months June 30, 1998 as compared to the same period in 1997 which reflects the additional interest expense associated with the financing of the acquisition of Logicsoft B.V., acquired in September 1997. For the six months ended June 30, 1998, net interest income increased by $37,000 as compared to the same period in 1997, primarily reflecting incremental net interest income recognized in the United States.

INCOME TAXES

                  Provision for income tax was $883,000 for the six months ended June 30, 1998, compared to $1,178,000 for the same period in 1997. The reduction in the provision for taxes reflects the decline in taxable income in the period. As a percentage of pre-tax income, the provision reflects higher statutory rates in Germany do to the utilization of the net operating loss carryforwards for German income tax purposes, as well as the impact of certain subsidiary losses, which are not being sheltered by tax benefits.

NET INCOME

                  Net income was $338,000 or $.06 per share on a diluted basis with approximately 5,322,000 weighted average common shares outstanding for the quarter ended June 30, 1998 compared to $936,000 or $.18 per share on a diluted basis with approximately 5,314,000 weighted average common shares outstanding for the same period of the previous year. Net income was $1,097,000 or $.21 per share on a diluted basis with approximately 5,308,000 weighted average common shares outstanding for the six months ended June 30, 1998 compared to $1,821,000 or $.34 per share on a diluted basis with approximately 5,281,000 weighted average common shares outstanding for the same period of the previous year.

LIQUIDITY AND CAPITAL RESOURCES

                  The  Company's  primary  capital  needs  have been to fund the working capital requirements created by its sales growth and to make acquisitions. The Company had cash and cash equivalents of approximately $11.6 million at June 30, 1998.

                  Net cash used for operations was approximately $7,977,000 for the six months ended June 30, 1998 compared with $4,569,000 of cash used for operating activities in the same period of the previous year. For the first six months of 1998, cash flow was primarily used for a reduction in accounts payable (approximately $9.4 million), specifically amounts due to Microsoft by ISP*D under the Microsoft Select License program, a decrease in other current liabilities (approximately $1.2 million), as well as an increase in prepaid expenses and other current assets (approximately $1.3 million), offset by a decrease in accounts receivable (approximately $2.4 million) as well as net earnings for the current year period (approximately $1.3 million). For 1997, cash flow was primarily used for a decrease in accounts payable (approximately $8.2 million), specifically amounts due to Microsoft by ISP*D under the Microsoft Select License program as well as an increase in inventory (approximately $0.4 million), offset by a decrease in accounts receivable (approximately $4.5 million).

                  Domestically, the Company has a secured, demand revolving line of credit, pursuant to which the Company may borrow up to $7.5 million under a committed line of credit with interest at either the prime rate or Euro-rate plus 200 basis points. The new credit facility expires on June 30, 1999 and is secured by all of the domestic assets of the Company and 65% of the outstanding stock of the foreign subsidiaries and contains certain covenants that require the Company to maintain a minimum level of tangible net worth and working capital. There were no amounts outstanding under the line at June 30, 1998.

                  In connection with the Logicsoft acquisition, the Company secured a five-year term loan in the US$ equivalent of approximately $3.0 million. The term loan bears interest at 6.17% and principal and interest are payable quarterly. The loan is payable in Netherland guilders and has an outstanding balance at June 30, 1998 of $2,501,349 (DFL 5,100,000), of which $588,553 (DFL 1,200,000) is classified as current notes payable to banks in the accompanying consolidated balance sheet. The term loan is secured by all of the domestic assets of the Company and 65% of the outstanding stock of the foreign subsidiaries

                  The Company  maintains  a secured,  demand  revolving  line of credit for its German subsidiary, pursuant to which it may borrow in deutschmarks up to DM 1,500,000 (the equivalent of approximately $829,000 at June 30, 1998), based upon its eligible accounts receivable and inventory and a limited guarantee by the Company of up to DM 300,000 (the equivalent of approximately $166,000 at June 30, 1998). At June 30, 1998, there were no amounts outstanding under the line.

                  The Company's Italian subsidiary, Lifeboat Italy, maintains banking arrangements with several Italian banks, pursuant to which it may borrow in lire on an unsecured, demand basis to finance working capital requirements, through credit and overdrafting privileges, as well as receivables-based advances. The aggregate credit and overdrafting limits of such arrangements at June 30, 1998 was Lit 3,200,000,000 (the equivalent of approximately $1.8 million at June 30, 1998). At June 30, 1998, there were no amounts outstanding under these lines.

                  The Company's subsidiary in France, ISP*F, maintains a demand revolving line of credit pursuant to which it may borrow up to FRF 5,000,000 (the equivalent of approximately $825,000 at June 30, 1998), and is secured by its accounts receivable and inventory and a FRF 3,000,000 letter of credit. At June 30, 1998, approximately FRF 1,388,000 (the equivalent of approximately $229,000) of the line of credit was outstanding, bearing interest at 6.50%.

                  The Company's subsidiary in the Netherlands, Logicsoft, maintains a demand revolving line of credit pursuant to which it may borrow in guilders up to DFL 2,500,000 (the equivalent of approximately $1,226,000 at June 30, 1998), and is secured by its accounts receivable and inventory. At June 30, 1998, there were no amounts outstanding under the line.

IMPACT OF THE YEAR 2000

                  The Company presently believes that with minor modifications to existing operating systems, the Year 2000 Issue will not pose significant operational problems for its computer systems. The Company believes the costs for these modifications to be minimal.

                  The Company is presently conducting a review of it's key vendors to determine whether they have effective plans to address the Year 2000. In the event that the Company's key vendors cannot provide the Company with software products that meet Year 2000 requirements on a timely basis, or if customers delay or forego software purchases based upon Year 2000 related issues, the Company's operating results could be materially adversely affected. In general, as a reseller of software products, the Company only passes through to its customers the applicable vendors' warranties. The Company's operating results could be materially adversely affected, however, if it were held liable for the failure of software products resold by the Company to be Year 2000 compliant despite its disclaimer of software product warranties.

FACTORS THAT MAY AFFECT FUTURE RESULTS

                  Other than statements of historical  fact,  this  Management's
Discussion and Analysis of Financial Condition and Results of Operations as well as the accompanying Form 10-Q contains forward looking statements that involve certain risks and uncertainties. Such risks and uncertainties include the continued acceptance of the Company's distribution channel by vendors and customers, the timely availability and acceptance of new products, and contribution of key vendor relationships and support programs.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company held its Annual Meeting of Stockholders (the "Meeting") during the fiscal quarter ended June 30, 1998.

                         (a)      The date of the Meeting was June 16, 1998

                         (b)      At the  Meeting,  the  following  persons were
elected as directors of the Company, each receiving the number of votes set forth opposite their names below:

                                  For                 Against                      Abstain
                                  ---                 -------                      -------

Roger Paradis                   4,489,616           100,365                            -
Edwin H. Morgens                4,490,416            99,565                            -
Alan D. Weingarten                  "                  "                               -
F. Duffield Meyercord               "                  "                               -
William Willett                     "                  "                               -

                           (c)    At the Meeting,  the Stockholders  approved an
amendment to the Company's 1995 Stock Plan to authorize an additional 675,000 shares for issuance thereunder. The results of the voting was as follows:


                                  For                    Against                Abstain             Unvoted
                                  ---                    -------                -------             -------
                               1,649,964                 814,372                12,650             2,112,995

                           (d)    At the Meeting,  the Stockholders  approved an
amendment to the Company's 1995 Director Plan to authorize an additional 75,000 shares for issuance thereunder. The results of the voting was as follows:

                                  For                    Against                Abstain             Unvoted
                                  ---                    -------                -------             -------

                               1,843,289                 623,622                10,075              2,112,995

                           (e)    The  Stockholders  also ratified the selection
of Ernst & Young LLP as the independent auditors of the Company. Such ratification was approved as follows:

                                  For                     Against                 Abstain
                                  ---                     -------                 -------
                                4,575,756                 11,900                   2,325

                  Effective July 14, 1998, Roger Paradis resigned his position as Chairman, President and Chief Executive Officer. His position as Chairman and CEO was filled by William Willett who had been a member of the Board of Directors.

ITEM 5. OTHER INFORMATION

                  Under SEC Rule14a-4(c)(1), if a proposal is to be submitted for a vote at the Company's next annual meeting of stockholders and the proposal is not submitted for inclusion in the Company's proxy statement and the proxy card in compliance with the processes of SEC Rule 14a-8, then, if the Company does not have notice of the proposal at least 45 days before the date on which the Company first mailed its proxy materials for the prior year's annual meeting (or any earlier or later date specified in any overriding advance notice provision in the Company's certificate of incorporation or by-laws), proxies solicited by the Company may confer discretionary authority to vote on the proposal. Based on the foregoing, the date after which notice of such a proposal submitted outside the processes of Rule 14a-8 will be considered untimely with respect to the Company's annual meeting of stockholders is March 14, 1999.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PROGRAMMER'S PARADISE, INC.



August 14, 1998                  By: /s/ John P. Broderick
---------------                      -------------------------
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