Form 10-Q
period 1998-09-30
PROGRAMMERS PARADISE INC
filed 1998-11-13
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

          Commission File No. 33-92810

                           Programmer's Paradise, Inc.
                         (Name of issuer in its charter)

          Delaware                                        13-3136104
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

1157 Shrewsbury Avenue, Shrewsbury, New Jersey                          07702
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

     There were 4,828,523 outstanding shares of Common Stock, par value $.01 per share, as of October 31, 1998.

Exhibit index is on page 14.

                           PROGRAMMER'S PARADISE, INC.

                               Index to Form 10-Q

                                                                        Page No.

PART I -- FINANCIAL INFORMATION

     Item 1. Financial Statements

          Condensed  Consolidated  Balance  Sheets as of September 30,
          1998 and December 31, 1997                                           3

          Condensed    Consolidated    Statements    of   Income   and
          Comprehensive  Income for the Nine  Months and Three  Months
          Ended September 30, 1998 and 1997                                    4

          Condensed Consolidated Statements of Cash Flows for the Nine
          Months Ended September 30, 1998 and 1997                             5

          Notes to Condensed Consolidated Financial Statements                 6

     Item 2.  Management's   Discussion  and  Analysis  of  Financial
              Condition and Results of Operations.                             7

PART II -- OTHER INFORMATION

     Item 5. Other information                                                12

     Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibit 27 - Financial Data Schedule                           15

                    PART I - FINANCIAL INFORMATION

                      PROGRAMMER'S PARADISE, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                            (In thousands)

                                               ASSETS

                                                                     September 30,     December 31,
                                                                          1998             1997
                                                                     -------------     ------------
                                                                      (Unaudited)         (Audited)
  Current Assets
    Cash and cash equivalents                                          $ 13,884           $ 20,571
    Accounts receivable                                                  34,731             38,517
    Inventory                                                             5,948              4,627
    Prepaid expenses and other current assets                             2,857              2,561
    Deferred tax asset                                                    1,782              1,619
                                                                       --------           --------
  Total current assets                                                   59,202             67,895

  Equipment and leasehold improvements                                    2,482              1,862
  Goodwill                                                               13,452             14,185
  Other assets                                                              866                707
  Deferred income taxes                                                   1,329              1,719
                                                                       --------           --------
                                                                       $ 77,331           $ 86,368
                                                                       ========           ========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Notes payable to banks                                             $    712           $    958
    Accounts payable and accrued expenses                                36,831             46,979
    Other current liabilities                                             3,850              3,881
                                                                       --------           --------
  Total current liabilities                                              41,393             51,818

  Other liabilities                                                         218                117
  Notes payable - Long-term                                               1,913              2,220

  Stockholders' equity
    Common stock                                                             49                 48
    Additional paid-in capital                                           33,382             33,633
    Retained earnings (deficit)                                           1,521               (256)
    Treasury stock                                                         (407)              (343)
    Cumulative foreign currency translation adjustment                     (738)              (869)
                                                                       --------           --------
  Total stockholders' equity                                             33,807             32,213
                                                                       --------           --------
                                                                       $ 77,331           $ 86,368
                                                                       ========           ========


The accompanying notes are an integral part of these consolidated financial statements.

                           PROGRAMMER'S PARADISE, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                      (In thousands, except per share data)

                                                                        Nine months ended               Three months ended
                                                                           September 30,                   September 30,
                                                                        -----------------               ------------------
                                                                      1998             1997            1998             1997
                                                                      ----             ----            ----             ----
Net sales                                                          $ 158,434        $ 114,921        $  54,461        $  36,882

Cost of sales                                                        138,707           97,395           47,754           31,460
                                                                   ---------        ---------        ---------        ---------
Gross profit                                                          19,727           17,526            6,707            5,422

Selling, general and administrative expenses                          15,965           12,833            5,362            4,177
Amortization expense                                                     736              661              246              208
                                                                   ---------        ---------        ---------        ---------
Income from operations                                                 3,026            4,032            1,099            1,037

Interest income, net                                                     216              170               76               67

Unrealized foreign exchange gain ( loss )                                 73              (84)             160               16
                                                                   ---------        ---------        ---------        ---------

Income before income taxes                                             3,315            4,118            1,335            1,120

Provision for taxes                                                    1,538            1,535              655              357
                                                                   ---------        ---------        ---------        ---------
Net income                                                         $   1,777        $   2,583        $     680        $     763
                                                                   =========        =========        =========        =========

Net income per common share-Basic                                  $     .37        $     .55        $     .14        $     .16
                                                                   ---------        ---------        ---------        ---------

Net income per common share-Diluted                                $     .33        $     .48        $     .13        $     .14
                                                                   ---------        ---------        ---------        ---------

Weighted average common shares outstanding-Basic                       4,805            4,737            4,800            4,792
                                                                   ---------        ---------        ---------        ---------

Weighted average common shares outstanding-Diluted                     5,306            5,336            5,134            5,416
                                                                   ---------        ---------        ---------        ---------

Reconciliation of Net Income to Comprehensive Income:

Net Income                                                         $   1,777        $   2,583        $     680        $     763
                                                                   ---------        ---------        ---------        ---------
Other comprehensive income (loss), net of tax:
      Foreign currency translation adjustments                           (70)             433             (191)             151
                                                                   ---------        ---------        ---------        ---------
Comprehensive Income                                               $   1,707        $   3,016        $     489        $     914
                                                                   =========        =========        =========        =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           PROGRAMMER'S PARADISE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (In thousands)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                          -----------------
                                                                     1998                     1997
                                                                   --------                 --------
Cash provided by (used for)

Operations:
  Net income                                                       $  1,777                 $  2,583
  Adjustments for non cash charges                                    1,448                    1,310
  Changes in assets and liabilities                                  (7,732)                  (3,254)
                                                                   --------                 --------
Net cash (used for) provided by operations                           (4,507)                     639
                                                                   --------                 --------

Investing:
  Capital expenditures                                               (1,261)                    (522)
  Capitalized software costs                                            (51)                     (50)
  Acquisitions, net of cash acquired                                     --                   (2,286)
                                                                   --------                 --------
Net cash used for investing                                          (1,312)                  (2,858)
                                                                   --------                 --------


Financing:
  Net proceeds from issuance of common stock                           (269)                      41
  Borrowings (Repayments) under lines of credit                        (307)                   6,412
  Repayments under lines of credit                                     (292)                  (5,489)
                                                                   --------                 --------
Net cash used for financing activities                                 (868)                     964
                                                                   --------                 --------
Net change in cash                                                   (6,687)                  (1,255)
Cash at beginning of year                                            20,571                   16,281
                                                                   --------                 --------
Cash at end of period                                              $ 13,884                 $ 15,026
                                                                   ========                 ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                           PROGRAMMER'S PARADISE, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                               September 30, 1998

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months and three months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year-ended December 31, 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company is an international marketer of software targeting the software development professional and information technology professional within enterprise organizations. The Company operates principally , through five distribution channels-internet, catalog, direct sales, telemarketing and wholesale distribution. Internet sales encompass the Company's international web sites. Catalog operations include worldwide catalog sales, advertising and publishing. Direct sales operations include ISP-USA in the United States, ISP*D International Software Partners Gmbh ("ISP*D") in Munich, Germany, wholly owned subsidiaries of the Company, ISP*F International Software Partners France SA ("ISP*F"), a majority-owned subsidiary in Paris, France, and Logicsoft Holding BV ("Logicsoft"), a recently acquired and wholly-owned subsidiary located in Amsterdam, the Netherlands. Telemarketing operations are presently conducted in the United States, Germany and the United Kingdom. Wholesale operations include distribution to dealers and large resellers through Lifeboat Distribution Inc. in the United States and Lifeboat Associates Italia Srl ("Lifeboat Italy") in Milan, Italy, also subsidiaries of the Company.

     The Company was founded in 1982 as a wholesaler and reseller of educational software. In June 1986, the Company acquired Lifeboat Associates, a wholesale distributor and publisher of software founded in 1976. Later in 1986, Programmer's Paradise was started by the Company as a catalog marketer of technical software. In 1988, the Company acquired Corsoft Inc., a direct sales company founded in 1983, and combined it with the operations of the Programmer's Paradise catalog and Lifeboat Associates, both of which were involved in the marketing of technical software for microcomputers. In May 1995, the Company changed its name from "Voyager Software Corp." to "Programmer's Paradise, Inc.". In July 1995, the Company completed an initial public offering of its common stock. In June 1996, the Company acquired substantially all of the assets of The Software Developer's Company, Inc. ("SDC") including The Programmer's Supershop catalog, its largest domestic competitor. In August 1997, the Company formed Programmer's Paradise, Canada Inc. located in Mississauga, Ontario, to serve the growing developer market in Canada.

     The Company began European-based operations in the first quarter of 1993, when it acquired a controlling interest in Lifeboat Italy, a long-standing software distributor in Italy. In January and April 1994, the Company purchased the remaining ownership interest in Lifeboat Italy. In June 1994, the Company acquired a 90% controlling interest in ISP*D, a large software-only dealer and a leading independent supplier of Microsoft Select licenses and other software to many large German and Austrian companies. In January 1995, the remaining 10% interest in ISP*D was purchased by the Company. In late 1994, the Company organized a subsidiary in the United Kingdom to engage in catalog operations. In December 1995, the Company acquired Systematika Ltd. , a leading reseller of technical software in the United Kingdom and the publisher of the popular System Science catalog. In January 1996, the Company formed ISP*F, as a full service corporate reseller of PC software, based in Paris and majority-owned by Programmer's Paradise France SARL. In September 1997, the Company acquired Logicsoft, the parent company of Logicsoft Europe BV, the predominate Large Account Reseller in the Benelux countries. The Company is using its European-based operations as a platform for pan-European business development, including the distribution of local versions of its catalogs.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales.

                                                                       Nine months ended        Three months ended
                                                                          September 30,            September 30,
                                                                       -----------------        ------------------
                                                                      1998          1997          1998         1997
                                                                      ----          ----          ----         ----
Net Sales                                                            100.0%        100.0%        100.0%       100.0%
Cost of Sales                                                         87.5          84.7          87.7         85.3
                                                                     -----         -----         -----        -----
Gross Profit                                                          12.5          15.3          12.3         14.7
Selling, general and administrative expenses                          10.1          11.2           9.8         11.3
Amortization expense                                                   0.5           0.6           0.5          0.6
                                                                     -----         -----         -----        -----
Income from operations                                                 1.9           3.5           2.0          2.8
Interest income (expense), net                                         0.1           0.1           0.1          0.2
Unrealized foreign exchange gain (loss)                                0.0          (0.1)           .3          0.1
                                                                     -----         -----         -----        -----

Income before income taxes                                             2.1           3.5           2.4          3.1
Income taxes                                                          (1.0)         (1.3)         (1.2)        (1.0)
                                                                     -----         -----         -----        -----
Net income                                                             1.1%          2.2%          1.2%         2.1%
                                                                     -----         -----         -----        -----

NET SALES

     Net sales of the Company represents the gross consolidated revenue of the Company less returns. Although net sales consist primarily of sales of software, revenue from marketing services and advertising is also included within net sales. Net sales for the quarter ended September 30, 1998 increased by $17,579,000, or 47.6%, to $54,461,000, over the quarter ended September 30,
1997. Net sales for the nine months ended September 30, 1998 increased by $43,513,000, or 37.8%, to $158,434,000, over the same period in 1997.

     The increase in net sales for the nine months ended September 30, 1998 as compared to the same period in 1997 reflects the growth of the Company's direct sales businesses, plus a resurgence in catalog revenues caused primarily by the introduction of several new Microsoft products in the period, as well as growth through acquisitions. Consolidated direct sale revenues increased by 98% or $48.8 million for the nine months ended September 30, 1998, primarily as a result of market share gains in both France and Germany, compared to the same period in 1997, as well as the effect of the acquisition of Logicsoft in September 1997. For the nine months ended September 30, 1998, direct sale revenues in France and Germany increased by 39.8% and 35.3% respectively, over 1997. Excluding the acquisition of Logicsoft, consolidated direct sales revenues for the nine months ended September 30, 1998 increased by 45.8% or $22.8 million. Catalog revenues decreased 8.8% or $4.7 million for the nine months ended September 30, 1998 due primarily to the impact from the Microsoft Developer Days event that occurred in March 1997 and not again until September 1998, and prior to this event, the absence of any significant new product releases into the market in 1998. Revenues within the distribution channel decreased 5.0% or $0.6 million for the nine months ended September 30, 1998 due primarily to the impact of reduced revenues within Italy.

     The increase in net sales for the three months ended September 30, 1998 as compared to the same period in 1997 primarily reflects the growth of the Company's direct sales businesses, growth through acquisitions, and increased catalog revenues as a result of Microsoft's Developer Days event in September 1998. Consolidated direct sales revenues increased by 88.9% or $15.9 million for the three months ended September 30, 1998, primarily as a result of market share gains in both France and Germany, compared to the same period in 1997, as well as the impact of the direct sales operation begun in the United States late in 1997and the effect of the acquisition of Logicsoft in September 1997. For the three months ended September 30, 1998, direct sales revenues in France and Germany increased by 33% and 31% respectively, over 1997. Excluding the acquisition of Logicsoft, consolidated direct sales revenues for the three months ended September 30, 1998 increased by 41.9% or $7.5 million with the United States accounting for approximately $2.1 million of the increase. Catalog revenues increased 10.1% or $1.6 million for the three months ended September 30, 1998 due primarily to the impact from the Microsoft Developer Days event that occurred in the early part of September 1998. Revenues within the distribution channel increased 1.4% or $0.05 million for the three months ended September 30, 1998 due primarily to a slight increase in revenues in Italy. Internet revenues grew to over $1.0 million in the period as compared to approximately $200,000 in 1997 as the Company continues to promote web traffic through it's co-branding activities and the utilization of it's catalog for banner advertising.

     Geographically, approximately 66% of the revenues were derived from the European operations for the three and nine months ended September 30, 1998, respectively. Approximately 54% of the revenues were derived from the European operations for both the three and nine months ended September 30, 1997.

GROSS PROFIT

     Gross profit represents the difference between net sales and costs of sales. Cost of sales is composed primarily of amounts paid by the Company to publishers and vendors plus catalog printing and mailing costs. Publisher and vendor rebates are credited against cost of sales. For the three-month and nine-month periods ended September 30, 1998, gross profit as a percentage of sales decreased by 2.4% and 2.8%, respectively, over the same periods in 1997, reflecting a shift in the mix of sales through the Company's distribution channels as a result of the substantial increase in lower margin corporate direct sales, primarily Microsoft Select licensing sales. The acquisition of Logicsoft was a significant factor in the overall shift of the lower margin, revenue mix. Gross profit in absolute dollars for the three-month and nine-month periods ended September 30, 1998 increased by $1.29 million and $2.2 million over the previous year, which reflects the strength of the direct sales business.

     Gross margins have been affected by the mix of products sold and the mix of distribution channels. Historically, the gross margins attained in the catalog channel have been higher than either the direct sales or distribution channels. Margins within the direct sales channel are also subject to mix variations as Microsoft Select License sales typically produce lower gross margin results. For the nine-months ended September 30, 1998, catalog operations contributed approximately 31% of revenue and approximately 46% of gross margin dollars as compared with approximately 46% of revenue and approximately 64% of gross margin dollars in 1997. Direct sales operations contributed approximately 62% of revenue and approximately 46% of gross margin dollars as compared with approximately 43% of revenue and approximately 26% of gross margin dollars in 1997. The distribution channel contributed approximately 7% of revenue and approximately 8% of gross margin dollars as compared with approximately 10% of revenue and approximately 10% of gross margin dollars in 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative ("SG&A") expenses include all corporate personnel costs (including salaries and health benefits), depreciation and amortization, non-personnel-related marketing and administrative costs and the provision for doubtful accounts. Depreciation and amortization consists primarily of equipment depreciation and leasehold improvements. SG&A expenses have decreased as a percentage of revenues to 9.8% from 11.3% for the three months ended September 30, 1998 and 1997, respectively. For the nine-months ended September 30, 1998, SG&A expenses have decreased as a percentage of revenues to 10.1%, down from 11.2% for the same period in 1997. The decrease in SG&A as a percentage of revenues reflect the economies of scale associated with the increase in revenues from the Logicsoft acquisition, as well as the increase in revenue from the direct sales channel. SG&A expenses in absolute dollars for the three-month and nine-month periods ended September 30, 1998 increased by $1,185,000 and $3,132,000, respectively, when compared to the same period in 1997. This increase reflects the costs associated with the start-up of the Canadian operations in August 1997 and the acquisition of Logicsoft in September 1997, as well as additional infrastructure in the form of personnel-related costs as the Company moves into the e-commerce arena.

     Geographically, the North America operation of the Company accounted for approximately 40% of total SG&A expenditures for the three- months ended September 30, 1998 compared with 51% for the same period in 1997. For the nine months ended September 30, 1998 and 1997, respectively, the North America operations accounted for 41% and 53% of total SG&A costs.

AMORTIZATION EXPENSE

     Amortization expense includes the systematic write-off of goodwill. Amortization expense for the three and nine months ended September 30, 1998 increased by $37,000 and $75,000, respectively, as compared to the same period in 1997. This increase reflects the amortization of the excess of the purchase price over the fair value of the net assets acquired in the acquisition of Logicsoft. In connection with such acquisition, during 1997, the Company recognized approximately $2.4 million in goodwill, which is being amortized over a fifteen-year period.

INTEREST INCOME AND EXPENSE

     Net interest income increased by $9,000 for the three months ended September 30, 1998 as compared to the same period in 1997, which is primarily attributable to interest earned on escrow monies that were returned to the Company offset by the additional interest expenses associated with the financing of the acquisition of Logicsoft B.V. in September 1997. For the nine months ended September 30, 1998, net interest income increased by $46,000 as compared to the same period in 1997, primarily reflecting incremental net interest income recognized in the United States.

INCOME TAXES

     Provision for income tax was $1,538,000 for the nine months ended September 30, 1998, compared to $1,535,000 for the same period in 1997. As a percentage of pre-tax income, the provision reflects higher statutory rates in Germany due to the utilization of the net operating loss carryforwards for German income tax purposes, as well as the impact of certain subsidiary losses, which are not being sheltered by tax benefits.

NET INCOME

     Net income was $680,000 or $.13 per share on a diluted basis with approximately 5,134,000 weighted average common shares outstanding for the quarter ended September 30, 1998 compared to $763,000 or $.14 per share on a diluted basis with approximately 5,416,000 weighted average common shares outstanding for the same period of the previous year. Net income was $1,777,000 or $.33 per share on a diluted basis with approximately 5,306,000 weighted average common shares outstanding for the nine months ended September 30, 1998 compared to $2,583,000 or $.48 per share on a diluted basis with approximately 5,336,000 weighted average common shares outstanding for the same period of the previous year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital needs have been to fund the working capital requirements created by its sales growth and to make acquisitions. The Company had cash and cash equivalents of approximately $13.9 million at September 30, 1998.

     Net cash used for operations was approximately $4,507,000 for the nine months ended September 30, 1998 compared with $639,000 of cash provided by operating activities in the same period of the previous year. For the first nine months of 1998, cash flow was primarily used for a reduction in accounts payable (approximately $10.1 million), specifically amounts due to Microsoft by ISP*D under the Microsoft Select License program, as well as an increase in prepaid expenses and other current assets (approximately $1.3 million), offset by a decrease in accounts receivable (approximately $3.6 million) as well as net earnings for the current year period (approximately $1.8 million). For 1997, cash flow was primarily provided by a decrease in accounts receivable (approximately $5.8 million) as well as an increase in net earnings for the period, offset by a decrease in accounts payable.

     During the current period, the Company announced a plan to reacquire up to 5% of its outstanding stock. As of September 30, 1998, the Company had reacquired 75,000 shares which are classified as Treasury stock on the accompanying Balance Sheet.

     Domestically, the Company has a secured, demand revolving line of credit, pursuant to which the Company may borrow up to $7.5 million under a committed line of credit with interest at either the prime rate or Euro-rate plus 200 basis points. The new credit facility expires on September 30, 1999 and is secured by all of the domestic assets of the Company and 65% of the outstanding stock of the foreign subsidiaries and contains certain covenants that require the Company to maintain a minimum level of tangible net worth and working capital. There were no amounts outstanding under the line at September 30, 1998.

     In connection with the Logicsoft acquisition, the Company secured a five-year term loan in the US dollar equivalent of approximately $3.0 million. The term loan bears interest at 6.17% and principal and interest are payable quarterly. The loan is payable in Netherland guilders and has an outstanding balance at September 30, 1998 of $2,551,020 (DFL 4,800,000), of which $637,755
(DFL 1,200,000) is classified as current notes payable to banks in the accompanying consolidated balance sheet. The term loan is also secured by all of the domestic assets of the Company and 65% of the outstanding stock of the foreign subsidiaries

     The Company maintains a secured, demand revolving line of credit for ISP*D, its German subsidiary, pursuant to which it may borrow in deutschmarks up to DM 1,500,000 (the equivalent of approximately $898,000 at September 30, 1998), based upon its eligible accounts receivable and inventory and a limited guarantee by the Company of up to DM 300,000 (the equivalent of approximately $180,000 at September 30, 1998). At September 30, 1998, there were no amounts outstanding under the line.

     The Company's Italian subsidiary, Lifeboat Italy, maintains banking arrangements with several Italian banks, pursuant to which it may borrow in lire on an unsecured, demand basis to finance working capital requirements, through credit and overdrafting privileges, as well as receivables-based advances. The aggregate credit and overdrafting limits of such arrangements at September 30, 1998 was Lit 3,200,000,000 (the equivalent of approximately $1.9 million at September 30, 1998). At September 30, 1998, there were no amounts outstanding under these lines.

     The Company's subsidiary in France, ISP*F, maintains a demand revolving line of credit pursuant to which it may borrow up to FRF 5,000,000 (the equivalent of approximately $893,000 at September 30, 1998), and is secured by its accounts receivable and inventory and a FRF 3,000,000 letter of credit. At September 30, 1998, approximately FRF 170,341 (the equivalent of approximately $30,000) of the line of credit was outstanding, bearing interest at 6.50%.

     The Company's subsidiary in the Netherlands, Logicsoft, maintains a demand revolving line of credit pursuant to which it may borrow in guilders up to DFL 2,500,000 (the equivalent of approximately $1,329,000 at September 30, 1998), and is secured by its accounts receivable and inventory. At September 30, 1998, there were no amounts outstanding under the line.

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

                                  PROGRAMMER'S PARADISE, INC.

November 13, 1998                 By: /s/ John P. Broderick
-----------------                    -------------------------------------------
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