Form 10-K
period 1998-12-31
PROGRAMMERS PARADISE INC
filed 1999-04-02
CIK 945983

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended December 31, 1998

                                       OR

[ ]     TRANSITION   REPORT   PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934 (NO FEE  REQUIRED)

        For the transition period from ______________ to _______________

                        Commission file number: 33-92810

                           PROGRAMMER'S PARADISE, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                             13-3136104
(State or other jurisdiction                               (IRS Employer
    of incorporation)                                   Identification Number)

1157 Shrewsbury Avenue, Shrewsbury, New Jersey                  07702
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (732) 389-8950

Securities registered pursuant to section 12(b) of the Act:  NONE

Securities registered pursuant to section 12(g) of the Act:  Common Stock, par value $0.01 per share
                                                              (Title Of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the closing sales price for the Registrant's Common Stock on March 18, 1999, as reported on the NASDAQ National Market, was approximately $44,140,457.

         The number of shares outstanding of the Registrant's Common Stock as of March 18,1999: 5,141,386 shares.

         In determining the market value of the voting stock held by any non-affiliates, shares of Common Stock of the Registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of Common Stock of the Registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         Documents Incorporated by Reference: Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on June 17, 1999 are incorporated by reference into Part III of this Report.

================================================================================

                                     PART I

ITEM 1 BUSINESS.

GENERAL

         Programmer's Paradise, Inc. is a recognized international marketer of software targeting the software development and Information Technology professionals within enterprise organizations. The Company operates principally, through five distribution channels in North America and Europe - internet, catalog, direct sales, telemarketing, and wholesale distribution. Internet sales encompass the Company's international web sites. Catalog operations include worldwide catalog sales, advertising and publishing. Direct sales operations include Programmer's Paradise Corporate Sales in the United States, ISP*D International Software Partners GmbH ("ISP*D"), a wholly owned subsidiary in Munich, Germany, ISP*F International Software Partners France SA ("ISP*F"), a majority owned subsidiary in Paris, France, and Logicsoft Holding BV ("Logicsoft"), a wholly owned subsidiary located in Amsterdam, The Netherlands. Telemarketing operations are presently conducted in the United States, Germany and the United Kingdom. Wholesale operations include distribution to dealers and large resellers through Lifeboat Distribution Inc. in the United States and Lifeboat Associates Italia Srl ("Lifeboat Italy") in Milan, Italy, also subsidiaries of the Company.

         The Company's strategic focus is to expand its catalog and internet activities while solidifying its position as the predominant direct sales company for corporate desktop application software. A key element of that strategy is to build upon its distinctive catalogs - the established Programmer's Paradise catalog, directed at independent professional programmers, and its Programmer's Supershop catalog, directed at Information Technology professionals working in large corporations, and to utilize the catalogs as banner advertising for developing its internet traffic as well as being the initial conduit to developing its telemarketing channel. The Company's focus for direct sales is to expand revenues and income by assisting companies manage their IT expenditures, a value-added selling approach.

         Through its multiple distribution channels, the Company now offers more than 40,000 SKUs, consisting of technical and general business application software and PC hardware and components from more than 2,000 publishers and manufacturers, at prices generally discounted below manufacturers' suggested retail prices. The Company's catalogs are full color "magalogs", and offer one of the most complete collections of microcomputer technical software, including programming languages, tools, utilities, libraries, development systems, interfaces and communication products. The Company has created a niche for hard to source technical software programs and has demonstrated an ongoing capability to search and obtain titles requested by its customer base. The Company believes that its catalogs are important marketing vehicles for software publishers and manufacturers and that they provide a cost-effective and service oriented means to market, sell and fulfill technical software products. The Company utilizes its proprietary and brand-distinctive logo, the "Island Man" cartoon character on its flagship Programmer's Paradise catalog. In 1998, the Company distributed over 8.7 million catalogs and plans to increase that amount to approximately 10 million catalogs or 1.1 billion pages in 1999. Catalog operations, which have historically had the highest gross margins of all the Company's distribution channels, contributed 28% of its revenue and 44% of gross margin in 1998.

         International expansion has been an integral part of the Company's strategy, with its European-based operations accounting for approximately 70% of sales in the year ended December 31,1998, and approximately 60% of gross margin for the same period. The Company began European-based operations in the first quarter of 1993 when it acquired a controlling interest in Lifeboat Associates Italia Srl, a long-standing software wholesale distributor in Italy with an orientation towards technical software. In June 1994, the Company acquired a controlling interest in ISP*D International Software Partners GmbH, a large software-only dealer and a leading independent supplier of Microsoft Select licenses and other software to many large German and Austrian companies. In January 1995, the remaining 10% interest in ISP*D was purchased by the Company. In late 1994, the Company organized a subsidiary in the United

Kingdom to engage in catalog operations and in December 1995, the Company acquired Systematika Ltd., a leading reseller of technical software in the United Kingdom and the publisher of the popular System Science catalog. In January 1996, the Company formed ISP*F International Software Partners France SA, as a full service corporate reseller of PC software, based in Paris and majority-owned by Programmer's Paradise France SARL. In August 1997, the Company formed Programmer's Paradise, Canada Inc. located in Mississauga, Ontario, to serve the growing developer market in Canada. In September 1997, the Company acquired Logicsoft Holding BV, the parent company of Logicsoft Europe BV, the largest software-only corporate reseller of PC software in The Netherlands. The Company estimates that it now holds the lead position in over 40% of the European software market.

         Programmer's Paradise, Inc. was incorporated under the laws of the State of Delaware in 1982. The Company's principal executive offices are located at 1157 Shrewsbury Avenue, Shrewsbury, New Jersey 07702 and its telephone number is (732) 389-8950. Website addresses are www.pparadise.com and www.supershops.com. Information contained on our web sites is not, and should not be deemed to be, a part of this report.


INDUSTRY BACKGROUND

         According to industry data published in May of 1998, worldwide software sales reached $118.6 billion in 1997 and such sales are projected to reach $231.7 billion in 2002, representing a compound annual growth rate of 14.3%. Software expenditures with the Windows NT platform in 1997 accounted for 22.2% of total software expenditures. This particular operating platform is expected to grow to 42.6% of total expenditures by 2002. Expressed in dollars, expenditures for software operating on the NT platform should grow from $26.5 billion in 1997 to $98.4 billion in 2002, an increase of 371% during the period. The Company believes that it is in a position to participate heavily in this market as most of its customers are either presently utilizing the NT operating platform or, are contemplating conversion to it.

INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

         The Company operates in one principal industry segment across geographically diverse marketplaces. Information regarding financial data by geographic area and amounts of total revenue for each class of similar products or services that represents 10 percent or more of total revenue is set forth in
Part II, Item 8 of this Form 10-K at Note 10, "Industry Segment and Geographic Information."

PRODUCTS

         The Company offers over 40,000 stock keeping units, or SKUs from more than 2,000 publishers and manufacturers including Microsoft, Sybase, Borland, IBM, Symantec, Blue Sky Software and NuMega Technologies, at prices generally discounted below manufacturer's suggested retail prices. The Company screens new products and selects products for inclusion in its catalogs based on features, quality, sales trends, price, margins and warranties.

         Software upgrades are a significant category of product offered by the Company. The Company is authorized by most major microcomputer technical software publishers to stock upgrades. Upgrades are revisions to previously published software that improve or enhance certain features of the software or correct errors found in previous versions. The Company believes it offers several advantages to its customers in the upgrade process, including timely and reliable service and the ability to combine upgrades with other products on the same order. The Company has demonstrated its expertise in new product roll-outs and product upgrades, and plans to leverage these past experiences with vendors contemplating new or upgrade product introductions.

MARKETING AND SALES

         The Company operates principally through five distribution channels; Internet, catalog, direct sales, wholesale distribution and telemarketing. Management believes that this diversification of distribution channels is complementary and operationally cost effective. Further, due to the volume of purchasing by the Company, and also due to the unique magazine/catalog format of the Company's catalogs, the Company believes it is able to obtain favorable pricing, prompt supply of upgrades and significant marketing funds.

         Telemarketing and Technical Support. The Company employs sales representatives who assist customers in purchasing decisions, process product orders and respond to customer inquiries on order status, product pricing and availability. The sales representatives are trained to answer all basic questions about products. On technical issues, there is an in-house technical support staff, which is able to respond to most inquiries over the phone, with the balance researched off-line. The Company has recently introduced a real-time customer service and technical support module on its web site. This new technology enables customers greater access to order status, frequently asked questions and on-line technical support issues.

         Customers and Backlog. No customer accounted for more than 10% of consolidated net sales in 1998 and 1997 and no material part of the business is dependent upon a single customer or a few customers, the loss of any one or more of which would have a materially adverse effect on the Company. Because the Company generally ships products within 48 hours of receipt of an order from a customer, backlog is not material to an understanding of its business.

INTERNET

         The Company conducts business via the Internet through its two domestic websites: www.pparadise.com, and www.supershops.com, and foreign Websites. Each of the foreign Websites is linked to each other as well as the domestic site and each is capable of electronic commerce. The Company recently launched a newly enhanced domestic Webstore and increased its product offerings from 3,500 SKUs to over 40,000 SKUs including a wide selection of hardware, training and reference products. The Company's strategy with respect to expanding its e-commerce revenues is to capitalize on its established brand and imaging with its proprietary "Island Man" cartoon by utilizing the depth of its catalog distribution. In 1999, the Company plans to print and distribute more than 1.1 billion pages of product listings and ads as banner advertising for its e-commerce sites. In addition, the Company has elected to partner with several content-only Websites as well as several key software publishers and to establish on-line specialty stores. As of December 31, 1998, the Company had entered into agreements for seven specialty stores and expects to double that amount during 1999. The Company also began electronic delivery of software in July 1996 and presently has over 200 individual titles available for download. The Company will continue to develop these capabilities even though the percentage of business being conducted via this method is very low.

         Electronic Services and Capabilities. The Company offers a number of services and is, on an on-going basis, implementing new and enhanced systems to support its customers' migration toward electronic commerce and electronic software distribution ("ESD").

         ESD takes two forms; the first is distributing software within an organization, via a company's internal network. ESD technology within a large organization is a means to permit an organization to reduce the total cost of ownership of desktop computing assets. ESD can provide hardware and software asset management, remote desktop support and automatic installation of packaged and custom software to the desktop.

         The second form of ESD is between businesses via electronic links such as the Internet. This form of ESD supports the fast, convenient delivery of software products. The Company is engaged in this method of distribution mainly through Cybersource, a third party supplier.

         The Company's Web sites contain an on-line catalog of thousands of products that can be purchased over the Internet. The Internet catalog provides information about products through a comprehensive search engine, extensive product descriptions and third-party reviews. For certain large customers, the Company offers a customer-specific, secure catalog available over the Internet. Each specialized electronic catalog contains specific products and pricing unique to that customer as well as information particular to the volume license and maintenance agreements in which that customer is enrolled.

CATALOG OPERATIONS

         The Company has two primary established catalogs- Programmer's Paradise, directed at independent programming professionals, and The Programmer's Supershop, directed at programmers in large corporations. These catalogs are full color "magalogs" which combine traditional catalog sales offerings with detailed product descriptions, product announcements and contain substantial amounts of paid and cooperative advertising. The Programmer's Paradise catalog features the Company's distinctive "Island Man" cartoon character and is recognized as a leading source for technical software in the United States. In 1998, the Company distributed over 8.7 million catalogs, typically featuring more than 1,300 SKUs in its larger catalogs.

         In addition to its two flagship catalogs, the Company offers two additional catalogs - Components Paradise, which is directed to the Visual Basic add-on marketplace, and it's newest segmented catalog - Enterprise Supershop (formally called NT Supershop), which is directed to the IT professional working with the NT operating platform. In September 1997 the Company launched Programmer's Paradise, Canada to support the growing Canadian developer market.

         The Company creates its domestic catalogs in-house with its own design team and production artists using a computer-based desktop publishing system. The in-house preparation of the catalogs streamlines the production process, provides greater flexibility and creativity in catalog production and results in significant cost savings.

         The Company continuously attracts new customers by selectively mailing catalogs and other direct mail materials to prospective customers, as well as through advertising in magazines and trade journals. The Company's domestic mailing list currently consists of core Programmer's Paradise and Programmer's Supershop buyer list of approximately 150,000 customers who have purchased products from the Company within the 24 months ended December 31, 1998, plus selected names from the Company's prospect list, lists of names provided by publishers and list of names rented from others.

         In conjunction with the Programmers Supershop and recently introduced Enterprise Supershop catalogs, the Company has energized and supported an outbound telemarketing program as part of its domestic catalog operations. This telemarketing program targets mid-size to large commercial, governmental and educational accounts in the United States.

         The Company seeks to have these catalogs reach a similar status in Europe. The Company's European catalogs ( Programmer's Paradise Italia, Programmer's Paradise Deutschland, Software Paradise Deutschland, Programmer's Paradise France, Programmer's Paradise U.K. and Programmer's Paradise - The Netherlands) are offshoots of the U.S. versions. They are published in local languages and present offerings in local currencies, while using similar but localized cover graphics, including the Company's proprietary logo, the "Island Man" cartoon character. The Company also distributes the popular System Science catalog in the United Kingdom. This catalog has long been established as one of the pre-eminent publications for programmers in the U.K. and is produced four times per year.

         Upstream Marketing to Suppliers. The Company engages in upstream marketing to its suppliers who are software publishers by providing important services designed to enhance such supplier's ability to market its products in the programmer and developer marketplace. The Company believes that its advertising and other supplier-directed marketing activities maximize the Company's marketing reach and build relationships with leading publishers. The Company offers a menu of fee services to help its suppliers sell products, including cooperative space advertising, banner advertising on its web sites, trade show support, special publisher catalogs, demonstration disks, shipment stuffers, telephone sold-on-hold advertising and a variety of custom direct mail services. As part of these services, the Company works closely with suppliers' personnel on the timing and nature of new product introductions and policies, helps build product awareness, conducts marketing programs to selected users on behalf of publishers and provides a broad range of product support.

         Cooperative and Fee-Based Advertising. The Company engages in cooperative and fee-based advertising with software publishers in accordance with written advertising insertion order agreements. Under these agreements, the Company places advertisements or prints catalogs that feature publisher products at discounted prices from retail, advertising allowances and rebates. Frequently, the Programmer's Paradise logo and telephone number are included in the promotion of selected publishers and incoming calls are handled by Company representatives. In addition, the Company often coordinates its catalog distribution and other marketing initiatives to coincide with new product releases. Many suppliers also provide funds to the Company based upon an agreed amount of coverage given in the catalogs for their respective products, thereby financing the cost of catalog publication and distribution. In 1998, the Company's cooperative and fee-based advertising reimbursements totaled less than 11% of total product revenues in the Company's domestic operations, and significantly smaller percentages in the European operations.

DIRECT SALES

         Direct sales are primarily conducted in Europe through the Company's subsidiaries. The direct sales channel offers flexible software acquisition, volume software licensing, and maintenance options specially customized to meet the needs of mid-size to large commercial, governmental and educational accounts.

         The Company serves as a designated services provider for volume licensing and maintenance ("VLM") agreements between many of its European customers and major publishers of personal computer software. VLM agreements are typically used by customers seeking to standardize desktop software applications and, consequently, typically involve significant quantities of unit sales for each customer. Under VLM agreements, the Company acts as a designated service provider to sell software licensing rights that permit customers to make copies of a publisher's software program from a master disk and distribute this software within a customer's organization for a fee for each copy made. Maintenance agreements entitle customers to all upgrades of certain products during a specified period of time, typically two years following the software purchase. Although unit volume sales are increased by the use of VLM agreements, generally lower gross margins are realized on such sales as compared to sales of full-packaged software products. The Company has been designated by Microsoft as an Authorized Reseller for its Select Licensing Program. Appointment of "Select" status in the United States enhances the Company's ability to develop the business to business market while servicing customers that have international licensing needs.

         The Company's experienced sales force, each member of which is assigned a specific territory, has built relationships with corporate customers through regular phone contact and personalized service. Account executives work directly with procurement managers, management information system managers and computer support managers of existing and potential customers to identify the specific needs of each customer and to facilitate the acquisition of software within the customer's organizational framework. The Company's licensing consultants can assist customers in selecting the most advantageous form of licensing available based on specific needs or constraints. They also maintain close contact with customers in order to provide them with timely communications and assistance with any special or strategic requests.

WHOLESALE OPERATIONS

         Wholesale operations include distribution to dealers and large resellers through Lifeboat Distribution Inc. in the United States ("Lifeboat") and Lifeboat Italy, also subsidiaries of the Company. Through Lifeboat and Lifeboat Italy the Company concentrates on marketing and the reselling of programming tools and other quality technical computing product lines. Lifeboat customers consist of corporate resellers, value added resellers (VAR's), consultants, system integrators and retailers who have an interest in servicing the software development and other high tech communities.

         The U.S. customers include corporate resellers such as Software Spectrum, Corporate Software, ASAP Software and Software House International. Major product lines include CompuWare-Numega, Platinum-LogicWorks, Premia, Blue Sky Software, Apex, Sheridan, NetManage and Wolfram. In addition, Lifeboat Italy wholesales productivity software.

TELEMARKETING

         Telemarketing operations are presently conducted in the United States, Germany, The Netherlands and the United Kingdom. The Company employs sales representatives who assist customers in purchasing decisions, process product orders and respond to customer inquiries on order status, product pricing and availability. The sales representatives are trained to answer all basic questions about products. On technical issues, there is an in-house technical support staff, which is able to respond to most inquiries over the phone, with the balance researched off-line. For product literature and technical fact sheets, the Company employs its fax on demand literature service supported by a CD-ROM-based reference library. Through the Company's domestic information systems, a sales representative can quickly access a customer's record, which details past purchases as well as billing information. Similar capabilities exist in the Company's international operations.

         Domestically, the Company has directed resources and expanded infrastructure designed to expand its corporate telemarketing operations. The Company believes that this channel is a natural outgrowth from the corporate influence of certain of its catalogs.

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

         The Company believes that effective purchasing is a key element of its business strategy to provide technical software at competitive prices. The Company believes that volume purchases enable it to obtain favorable and competitive product pricing. The Company purchases products from more than 1,000 publishers. Domestically, in 1998 the Company purchased approximately 56% of its products directly from manufacturers and publishers and the balance from two distributors - Ingram and Merisel. Internationally, in 1998 the Company's foreign subsidiaries purchased approximately 61% of its products directly from manufacturers and publishers. The largest volume of purchases by the Company from distributors was from Ingram, representing approximately 13% of worldwide purchases in 1998. The Company believes it can purchase substantially all products purchased from Ingram from other competing wholesalers under similar terms. Management estimates that during 1998 approximately 54% of worldwide revenues of the Company were derived from products published by Microsoft.

         The Company attempts to manage its inventory position to generate a high number of inventory turns consistent with achieving high product availability and order fill rates. Inventory levels may vary from period to period, due in part to increases or decreases in sales levels, the Company's practice of making large-volume purchases when it deems the terms of such purchases to be attractive, and the addition of new suppliers and products. Moreover, the Company's order fulfillment and inventory control allow the Company to order certain products just in time for next day shipping. The
Company promotes the use of electronic data interchange ("EDI") with its suppliers, which helps reduce overhead and the use of paper in the ordering process. All inventory items in the U.S. are bar coded and located in computer designated areas which are easily identified on the packing slip. All such orders are checked with bar code scanners prior to packing to ensure that each order is filled correctly. The Company also conducts a quarterly physical inventory to verify its inventory levels on a timely basis.

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

MANAGEMENT INFORMATION SYSTEMS

         In the United States, the Company operates a management information system that allows for centralized management of key functions, including inventory and accounts receivable management, purchasing, sales and distribution. The system allows the Company, among other things, to track direct marketing campaign performance, to monitor sales trends, make marketing event driven purchasing decisions, and provide product availability and order status information. In addition to the main system, the Company has systems of networked personal computers, which facilitates data sharing and provides an automated office environment, as well as microcomputer-based desktop publishing systems.

         The Company's European operations use local systems, which are being modified to allow exchange of data with the Company's U.S. operations. The
Company   believes  that  its   management   information   systems  and  planned
enhancements are sufficient to sustain its present operations and its anticipated growth for the foreseeable future.

         All Website development and maintenance is performed in-house by qualified technicians and maintained on independent servers. The Company feels this is a cost-effective approach and enables it to make timely adjustments to marketing initiatives.

TRADEMARKS, INTELLECTUAL PROPERTY AND LICENSES

         The Company conducts its business under the trademarks and service marks of Programmer's Paradise, The Programmer's Supershop, The "Island Man" cartoon character logo, Lifeboat, DEMO, demo-it!, System Science, ISP*A, ISP*D, ISP*F, ISP*UK, ISP*Italy and Logicsoft. The Company believes that its trademarks and service marks have significant value and are an important factor in the marketing of its products. The Company intends to use and protect these and related marks, as necessary. The Company does not maintain a traditional research and development group, but works closely with software authors and publishers and other technology developers to stay abreast of the latest developments in microcomputer technology.

         ISP*D, ISP*F, Programmer's Paradise, Inc. and Logicsoft are Microsoft Select Large Account Resellers (LAR). The Company has multiple other alliances with publishers such as Lotus, Borland, Sybase, Attachmate, NuMega, Intersolv and Logic Works.

EMPLOYEES

         At December 31, 1998, the Company and its subsidiaries employed 261 full-time and 13 part-time persons. The Company is not a party to any collective bargaining agreements with its employees, has experienced no work stoppages and considers its relations with its employees to be satisfactory.

COMPETITION

         The software distribution market is highly competitive. Pricing is very aggressive, and the Company expects pricing pressure to continue. The Company faces competition from a wide variety of sources including direct sales by vendors, software resellers, superstores, catalogers and other direct marketers of software products, some of which are significantly larger and have substantially greater resources than the Company. Many of these competitors compete principally on the basis of price, product availability, customer service and technical support, and may have lower costs than the Company. The market for software is characterized by rapid changes in technology and user needs. The Company competes both in the acquisition of lists of prospects and of new products from software authors, developers and publishers, as well as in the marketing and sale of its existing products to its customers.

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

         In addition, resellers and publishers may attempt to increase the volume of software products distributed electronically through downloading to end users' microcomputers, through CD-ROM unlocking technology, through CD-ROM based subscription services and through on-line shopping services. Any of these competitive programs, if successful, could have a material adverse effect on the Company's operations and financial condition.

SALES TAX AND REGULATORY MATTERS

         The Company presently collects state sales tax, or other similar tax, only on sales of products to residents of the State of New Jersey. Various states have tried to impose on direct marketers the burden of collecting state sales taxes on the sale of products shipped to state residents. The United States Supreme Court has affirmed its position that it is unlawful for a state to impose state sales tax collection obligations on an out-of-state mail order company whose only contacts with the state are the distribution of catalogs and other advertising materials through the mail and subsequent delivery of purchased goods by parcel post and interstate common carriers. However, it is possible that legislation may be passed to overturn such decision or the Supreme Court may change its position. Additionally, it is currently uncertain as to whether electronic commerce, which will likely include the Company's Internet sales activities, will be subject to state sales tax. The imposition of new state sales tax collection obligations on the Company in states to which it ships products would result in additional administrative expenses to the Company and could result in price increases to the customer, which could adversely affect the Company's business, financial condition and results of operations.

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

ITEM 2 PROPERTIES.

         At December 31, 1998, the Company leased 18,000 square feet of space at 1157 Shrewsbury Avenue, Shrewsbury, New Jersey for its corporate headquarters under a ten-year lease and an additional 7,250 square feet of space at 1163 Shrewsbury avenue under a five-year lease. Total annual rent expense for these premises is approximately $264,000. Additionally, the Company leases approximately 3,600 square feet of office space under a three-year lease in Mississauga, Canada. The Company's European facilities, all of which are leased under long-term arrangements, are as follows: 21,679 square feet in Munich, Germany; 8,600 square feet in Milan, Italy; 3,100 square feet in London, England; 21,500 square feet in Amsterdam, The Netherlands; and 3,450 square feet in Paris, France. Total annual rent expense for the European facilities is approximately $750,000.

ITEM 3 LEGAL PROCEEDINGS.

         There are no material legal proceedings pending against the Company or any of its subsidiaries.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY.

         The executive officers of the Company are as follows:

Name                       Age               Position
----                       ---               --------
William H. Willett         62           President, Chief Executive Officer
                                        and Chairman of the Board

John P. Broderick          49           Senior Vice President -
                                        North America and
                                        Chief Financial Officer,
                                        Vice President - Finance and Treasurer

Frans van der Helm         42           Vice President European Operations

Jeffrey Largiader          41           Vice President -Marketing


         WILLIAM WILLETT has served as a director of the Company since 1996. In July 1998, Mr. Willett was appointed to the position of Chairman, President and Chief Executive Officer. Prior to joining the Company and since 1994, Mr.Willett was the President and Chief Operating Officer of Colorado Prime Foods located in New York.

         JOHN P. BRODERICK has served as the Company's Chief Financial Officer and Vice President - Finance of the Company since May 1995. In 1998, he was appointed as the Senior Vice President responsible for North American operations. From 1993 to 1995, he has served as an independent financial consultant to the Company. Mr. Broderick began his career as a CPA with Price Waterhouse LLP and has held similar positions with Waterford Glass Inc., an importer/distributor of Irish crystal, and Olympic Limousine Corp., a transportation conglomerate from 1979 through 1992.

         FRANS VAN DER HELM has served as the Vice President and Chief Operating Officer of the Company's operations in The Netherlands, France, the United Kingdom and Italy since December 1998. Prior to that appointment and since 1991, he has been the Adjunct Directeur of Logicsoft Holding BV.

         JEFFREY LARGIADER has served as the Vice President - Marketing since 1989 and is responsible for catalog production, advertising sales, media planning and marketing communications. Prior to that and since 1983, he held various sales and product management positions with the Company and the predecessor of Lifeboat.

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

                                       High              Low
                                       ----              ---
1997
  First Quarter                        8 1/4            6 7/8
  Second Quarter                      10 1/4            6 1/4
  Third Quarter                       13 1/4            9
  Fourth Quarter                      13 3/4            7 1/4

1998
  First Quarter                       10 1/2            8
  Second Quarter                      11 1/8            8
  Third Quarter                        8 5/8            4 3/4
  Fourth Quarter                      12 5/8            5 1/8


         During 1998, 157,775 shares of the Common Stock were issued to employees, former employees and directors of the Company, pursuant to the exercise of incentive stock options granted to them prior to such year under the Company's stock option plans. Such shares were issued pursuant to Rule 701 promulgated under the Securities Act of 1933, at a weighted average exercise price of $1.90.

         On February 12, 1999, the Company filed a registration statement on Form S-8 with respect to the resale of 1,344,951 shares issued or issuable upon the exercise of options.

HOLDERS OF COMMON STOCK

         On March 18, 1999, 5,141,386 shares of the Company's Common Stock were outstanding. On such date, there were approximately 72 holders of record.

DIVIDENDS

         No dividends have been paid on the Company's Common Stock. The Company is limited in its ability to pay dividends by its domestic facility agreement, which presently prohibits the payments of dividends. The Company does not currently anticipate declaring or paying dividends.

ITEM 6 SELECTED FINANCIAL DATA.

    The following table sets forth, selected consolidated financial data for the Company for the five years ended December 31, 1998. The selected consolidated financial data for the five years are derived from the Company's audited consolidated financial statements. The consolidated financial data set forth below should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Results of Operations and Financial Condition" contained herein.

                                       (In thousands, except per share data)


                                                                  YEAR ENDED DECEMBER 31
                                                 ------------------------------------------------------------
                                                1994        1995           1996         1997           1998
                                                ----        ----           ----         ----           ----
STATEMENT OF OPERATIONS DATA (1):
Net sales                                     $71,334    $93,286        $127,680     $176,157      $234,429
Income from operations                          1,370      2,275           2,936        6,217         5,527
Income before minority interest                 1,095      4,203           2,199        3,964         3,442
Net income                                      l,050      4,203           2,298        3,964         3,442
Basic net income per common share               $0.45      $1.14           $0.48        $0.84         $0.72
Diluted net income per common share             $0.35      $1.03           $0.44        $0.75         $0.66
Weighted average
  common shares outstanding-basic               2,354    3,703             4,764        4,740         4,749
Weighted average
  common shares outstanding-diluted             3,142      4,102           5,198        5,280         5,249

BALANCE SHEET DATA:
Working capital                               $ 2,731    $21,689         $12,415      $16,077       $17,686
Total assets                                   24,730     58,329          68,490       86,368       104,877
Short-term debt                                 3,489      2,469           1,135          958           674
Long-term debt                                     --         --           1,050        2,220         1,761
Stockholders' equity                            4,597     26,989          28,845       32,213        36,241


----------------

(1) Comparability of the Statement of Operations is affected by acquisitions occurring throughout the periods presented.

(2) All earnings per share amounts for all periods presented have been restated to conform to the requirements of Statement of Financial Accounting Standards No. 128.



ITEM 7 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company is a distributor of software, operating through five distribution channels - Internet, catalogs, direct sales, telemarketing and wholesale operations. Internet sales encompass the Company's domestic and international web sites. Catalog operations include worldwide catalog sales, advertising and publishing. Direct sales operations include Programmer's Paradise Corporate Sales in the United States; ISP*D in Munich, Germany; Logicsoft, in Amsterdam, The Netherlands; both wholly-owned subsidiaries of the Company; and ISP*F, a majority-owned company located in Paris, France. Telemarketing operations are conducted in the United States, the United Kingdom and in Germany. The U.S. telemarketing operations are an offshoot of the catalog channel targeting corporate customers for both technical software and desktop applications. Wholesale operations include distributions to dealers and large resellers through Lifeboat Distribution Inc. in the U.S. and Lifeboat Italy in Milan, Italy, also subsidiaries of the Company.

         The Company was founded in 1982 as a wholesaler and reseller of educational software. In June 1986, the Company acquired Lifeboat Associates, a wholesale distributor and publisher of software founded in 1976. Later in 1986, Programmer's Paradise was started by the Company as a catalog marketer of technical software. In 1988, the Company acquired Corsoft Inc., a corporate reseller founded in 1983, and combined it with the operations of the
Programmer's Paradise catalog and Lifeboat Associates, both of which were involved in the marketing of technical software for microcomputers. In May 1995, the Company changed its name from "Voyager Software Corp" to "Programmer's Paradise, Inc." In July 1995, the Company completed an initial public offering of its common stock. In June 1996, the Company acquired substantially all of the assets of The Software Developer's Company, Inc. including The Programmer's Supershop catalog, its largest domestic competitor at the time.

         The Company began European-based operations in the first quarter of 1993, when it acquired a controlling interest in Lifeboat Italy, a long-standing software distributor in Italy. In January and April 1994, the Company purchased the remaining ownership interest in Lifeboat Italy. In June 1994, the Company acquired a 90% controlling interest in ISP*D, a large software-only dealer and a leading independent supplier of Microsoft Select licenses and other software to many large German and Austrian companies. In January 1995, the remaining 10% interest in ISP*D was purchased by the Company. In late 1994, the Company organized a subsidiary in the United Kingdom to engage in catalog operations. In December 1995, the Company acquired Systematika Ltd., a leading reseller of technical software in the United Kingdom and the publisher of the popular System Science catalog. In January 1996, the Company formed ISP*F International Software Partners France SA, as a full service corporate reseller of PC software, based in Paris and majority owned by Programmer's Paradise France SARL. In September 1997, the Company acquired Logicsoft Holding BV, the parent company of Logicsoft Europe BV, the predominate Large Account Reseller in the Benelux territory. The Company is using its European-based operations as a platform for pan-European business development, including the distribution of local versions of its catalogs.

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales:


                         FOR THE YEAR ENDED DECEMBER 31,


                                                   % to Net Sales                        % Change
                                        -----------------------------------       --------------------------
                                        1996         1997          1998            97 v 96        98 v 97
                                        ------------------------------------      ---------------------------
Net Sales                              100.0%          100.0%       100.0%
Cost of Sales                           83.8%           85.4%        87.5%
Gross Profit                            16.2%           14.6%        12.5%          (1.6%)           (2.1%)
Selling, general and
  administrative expenses               13.5%           10.6%         9.7%          (2.9%)           (0.9%)
Amortization of goodwill                 0.4%            0.5%         0.4%           0.1%            (0.1%)
Income from operations                   2.3%            3.5%         2.4%           1.2%            (1.1%)
Interest (income), expense net          (0.2%)          (0.1%)       (0.1%)         (0.1%)           (0.0%)
Income before taxes                      2.5%            3.6%         2.5%           1.1%            (1.1%)
Provision for Income tax                (0.8%)          (1.4%)       (1.0%)          0.6%            (0.4%)
Minority interest (loss)                (0.1%)                                       0.1%
Net Income                               1.8%            2.2%         1.5%           0.4%            (0.7%)


NET SALES

         Net sales of the Company represents the gross consolidated revenue of the Company less returns. Although net sales consist primarily of sales of software, revenue from marketing services and advertising is also included within net sales. Net sales of the Company increased by $58.5 million or 33%, to $234.4 million in 1998 and by $48.5 million, or 38%, to $176.2 million in 1997 as compared to the respective preceding periods. The increase in revenues in 1998 is primarily attributable to strong growth in the direct sales channel. Revenues within the direct sales channel increased 69% or $62.4 million in 1998, the majority of which resulted from the acquisition of Logicsoft in September 1997. The Company also posted strong gains in the direct sales channel in both France and Germany, which grew by 30% and 29%, respectively. Revenues within the catalog channel declined from 1997 by approximately 5% to $66.5 million primarily due to the Y2K issue as well as the lack of new products being introduced into the channel. Most catalog customers are individual programmers and developers and as such, were extensively involved in Y2K conversion projects and therefore delaying scheduled development projects. In addition, no significant new technical software products were introduced into the channel during 1998 with the exception of Microsoft's introduction of their upgrades for Visual C++ and Visual Basic in September 1998.

         The growth in net sales in 1997 resulted from a combination of the growth of the catalog channel and direct sales channels as well as growth through acquisitions. Revenues within the catalog channel increased 19% or $11.3 million in 1997, the majority of which was incurred in the United States and reflects the full year impact of the acquisition of The Programmer's Supershop acquired in June 1996 as well as the introduction and development of the Company's newest segmented catalog: NT Supershop. Domestic catalog circulation increased by approximately 1.7 million catalog drops reflecting the growth of the Company's five catalog offerings. Revenues within the corporate reseller channel increased 66% in 1997 primarily resulting from a significant increase in the amount of German and Austrian reseller customers as well as the acquisition of Logicsoft Holding BV in September 1997. Revenues within Germany and Austria increased by approximately 47% over 1996 while revenues in the United Kingdom increased by 26% over 1996. The increase in revenues reflects an increase in market share and is directly attributable to the value-added services and pan-European capabilities being delivered by the group.

GROSS PROFIT

         Gross profit represents the difference between net sales and cost of sales. Cost of sales is composed primarily of amounts paid by the Company to publishers and vendors plus catalog printing and mailing costs. Publisher and vendor rebates are credited against cost of sales. Gross Profit as a percentage of net sales decreased by 2.1% in 1998 from 14.6% to 12.5% reflecting a shift in the mix of sales through the Company's distribution channels as a result of the substantial increase in lower margin direct sales and Microsoft Select licensing sales. The acquisition of Logicsoft Holding BV was a significant factor in the overall shift of the revenue mix by increasing lower margin direct sales.

         In the past, gross margins have been affected by the mix of products sold and the mix of distribution channels. Historically, the gross margins attained in the catalog channel have been higher than either the direct sales or distribution channels. In 1998, catalog operations contributed approximately 28% of revenue and approximately 44% of gross margin dollars as compared with 40% of revenue and 59% of gross margin dollars in 1997. Direct sales operations contributed approximately 65% of revenue and approximately 49% of gross margin dollars in 1998 and 51% of revenue and 32% of gross margin dollars in 1997. The distribution channel contributed approximately 6% of revenue and approximately 8% of gross margin dollars in 1998 compared with 9% of revenue and 9% of margin dollars in 1997.

          The historically higher margins attained in the catalog channel are related to both the product focus on technical software, including numerous specialized products, and on the relatively fragmented customer base of the catalog channel, in comparison to the direct sales channel, which primarily serves large corporations purchasing high volumes of widely available business applications. In the future, the Company's gross margins will be affected by several factors, including, among others, the price of products sold, the distribution channel used, increases in product costs, price competition and the introduction of new products. Furthermore, revenues within the direct sales channel could be adversely affected if Microsoft were to change the methodology of license contracts wherein the Large Account Resellers would earn commissions rather than take on the credit risk and record the revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("SG&A") expenses include all corporate personnel costs (including salaries and health benefits), depreciation and amortization, non-personnel-related marketing and administrative costs and provision for doubtful accounts. Depreciation and amortization consists primarily of equipment depreciation and leasehold amortization. SG&A expenses have decreased as a percentage of revenues from 13.5% in 1996 to 10.6% in 1997 and then further declined to 9.7% of net revenues in 1998. The high SG&A expense as a percentage of revenues in 1996 is attributable to the abnormally high overheads incurred with the start-up of the French corporate reseller operation. The French corporate reseller operation required mid-year restructuring which involved the separation and payment of severance for several employees. The decline in SG&A expense as a percentage of revenues in 1997 is attributable to the increase in revenues in the reseller channel, which has generally lower SG&A costs as a percentage of revenues and also the impact of the acquisition of Logicsoft Holding BV. This is further exemplified by the percentage reduction in SG&A as a percentage of revenues in 1998 as the full year impact of the acquisition of Logicsoft was felt as well as certain economies of scale that were realized. Each year SG&A has increased in absolute dollars, reflecting the cost of operations of the Company's acquisitions such as the Programmer's Supershop, System Science, ISP*D and most recently, Logicsoft Holding BV. The Company does anticipate that SG&A as a percentage of revenues will continue to decline as revenues continue to grow and cost containment directives remain in place, however, there can be no assurances that this will occur.

AMORTIZATION

         Amortization expense includes the systematic write-off of goodwill. The Company incurred goodwill with the acquisition of both ISP*D and Lifeboat Italia which it is amortizing over 20 years. In addition, the Company recorded goodwill in conjunction with the acquisition of both Systematika Ltd. and ISP*F International Software Partners France. The Company recognized approximately $9.5 million in goodwill from the acquisition of the assets of The Software Developer's Company, Inc. in June 1996 which is being amortized over a fifteen-year period for both financial and tax accounting purposes. In connection with the acquisition of Logicsoft Holding BV, the Company recognized approximately $2.4 million in goodwill, which is being amortized over a fifteen-year period. The purchase contract with Logicsoft Holding BV included an "earn-out" feature based on results of operations for the fiscal year ended December 31, 1998. As a result, the Company has recorded an additional $2.2 million as goodwill on the accompanying balance sheet.

INTEREST INCOME AND EXPENSE

           The Company generated net interest income of approximately $293,000, $212,000 and $223,000 in 1998, 1997 and 1996, respectively. Net interest income in 1998 was offset by the interest charge under the term-loan financing for the acquisition of Logicsoft Holding BV. Overall interest income for 1996 was negatively impacted by the utilization of cash to finance the acquisition of ISP*F.

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

         For the year ended December 31, 1998, the Company recorded a provision for income taxes of approximately $2.4 million, which consists of a provision for state and federal taxes of approximately $2.1 million and also a provision for foreign taxes of approximately $300,000. In 1997, the Company recorded a provision for income taxes of approximately $2.4 million, which consists of a provision for state and federal taxes of approximately $2.35 million and also a provision for foreign taxes of approximately $54,000. In 1996, the Company recorded a provision for income taxes of approximately $991,000 which consists of a provision for state and federal taxes of approximately $1.3 million offset by a reduction in the tax valuation allowance of approximately $350,000 associated with prior period losses of the German subsidiary.

         Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $3,300,000 and $2,900,000 at December 31, 1998 and 1997,
respectively. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided. Upon distribution of those earnings in the form of dividends, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.


LIQUIDITY AND CAPITAL RESOURCES

          The Company's primary capital needs have been to fund the working capital requirements created by its sales growth and to make acquisitions. Historically, the Company's primary sources of financing have been borrowings under its domestic and international lines of credit with financial institutions and the issuance of common and preferred stock.

          Cash flows from operations were approximately $2,869,000 for the year ended December 31, 1998 compared to $6,196,000 and $1,166,000 for 1997 and 1996, respectively. In 1998, cash was provided primarily by the net income of the Company and by an increase in accounts payable, reflecting the increase in Microsoft Select business and related amounts payable but not yet due to Microsoft, offset by an increase in accounts receivable, reflecting strong fourth quarter sales. Cash flows from operations for 1997 and 1996 were also provided by the net income of the Company and by similar increases in amounts payable but not yet due to Microsoft. In addition, cash flows from operations for 1996 were negatively impacted by the losses generated by the operations of ISP*F, the French corporate reseller and a DSO in France that is unusually long in comparison to other entities within the Company.

          At December 31, 1998, the Company had cash and cash equivalents of $21.1 million and net working capital of $17.7 million compared with cash and cash equivalents of $20.6 million and net working capital of $16.1 million at December 31, 1997. The increase in working capital at December 31, 1998 is attributable to the earnings for the year then ended offset by the additional liability resulting from the "earn-out" provisions of the acquisition of Logicsoft Holding BV.

          The Company's capital expenditures for 1998 and 1997 amounted to approximately $1,388,000 and $718,000, respectively, primarily for computer hardware and software, office furniture and leasehold improvements. In addition, in 1997, the Company acquired approximately $187,000 of assets as part of the acquisition of Logicsoft Holding BV.

          Domestically, the Company has a committed line of credit whereby the Company can borrow up to $7.5 million with interest at either the prime rate or Euro-rate plus 200 basis points. The facility expires on June 30, 1999 and is secured by all the domestic assets of the Company and 65% of the outstanding stock of the foreign subsidiaries and contains certain covenants that require the Company to maintain a minimum level of tangible net worth and working capital. At December 31, 1998, there were no amounts outstanding under the line.

          During 1997, the Company entered into a five-year term loan agreement in the US $ equivalent of $3.0 million bearing interest at 6.17%. The loan is denominated in Dutch Guilders and is secured by the assets of the Company and 65% of the stock of foreign subsidiaries. At December 31, 1998, there was approximately $2.4 million outstanding under the note.

          The Company maintains a secured, demand revolving line of credit for its German subsidiary, pursuant to which it may borrow in Deutschmarks up to DM 1,500,000 (the equivalent of approximately $900,000 at December 31, 1998), based upon its eligible accounts receivable and eligible inventory, and the creditor is entitled to the benefit of a limited guarantee by the Company of up to DM 300,000 (the equivalent of approximately $180,000 at December 31, 1998). The line bears interest at 8.25%. At December 31, 1998, there were no amounts outstanding under the line.

          In Italy, Lifeboat Italy has banking arrangements with several Italian banks, pursuant to which it may borrow in lire on an unsecured, demand basis to finance working capital requirements, through credit and overdrafting privileges, as well as receivables-based advances. The aggregate credit and overdraft limits of such arrangements at December 31, 1998 were approximately Lit 2,800,000,000 (the equivalent of approximately $1.6 million at December 31,
1998). The unsecured borrowings bear interest at market rates ranging from 6.25% to 9.00%. At December 31, 1998 there were no amounts outstanding under this line.

          The Company's subsidiary in The Netherlands, Logicsoft Europe, BV, maintains a demand revolving line of credit pursuant to which it may borrow in guilders up to DFL 2.5 million (the equivalent of approximately $1.3 million at December 31, 1998), and is secured by its accounts receivable and inventory. The line bears interest at 5.875%. There were no amounts outstanding under the line at December 31, 1998.

          In France, ISP*F maintains a demand revolving line of credit pursuant to which it may borrow up to FRF 3.0 million (the equivalent of approximately $500,000 at December 31, 1998), and is secured by its accounts receivable and inventory and a FRF 3.0 million letter of credit. At December 31, 1998, there were no amounts outstanding under the line.


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

CERTAIN FACTORS AFFECTING OPERATING RESULTS

         Certain statements contained in, or incorporated by reference in, this Form 10-K are forward-looking in nature. Such statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should" or "anticipates" or the negative thereof or comparable terminology, or by discussions of strategy. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from those projected in such forward-looking statements. The Company cautions the reader that this list of factors may not be exhaustive. The Company operates in a rapidly changing business, and new risk factors emerge from time to time. Management cannot predict every risk factor, nor can it assess the impact, if any, of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

         Competition. The direct marketing industry and the computer software distribution business, in particular, are highly competitive. The Company competes with consumer electronic and computer retail stores, including superstores, and other direct marketers of software and computer related products. Certain software vendors are selling their products directly through their own catalogs and over the Internet. Certain competitors of the Company have financial, marketing and other resources greater than those of the Company. There can be no assurance that the Company can continue to compete effectively against existing competitors or new competitors that may enter the market. In addition, price is an important competitive factor in the personal computer software market and there can be no assurance that the Company will not be subject to increased price competition. An increase in the amount of competition faced by the Company or its failure to compete effectively against its competitors could have a material adverse effect on the Company's business, financial condition and results of operations.

         Quarterly Fluctuations and Seasonality. The Company's sales and results of operations have fluctuated and are expected to continue to fluctuate on a quarterly basis as a result of a number of factors, including: the condition of the software industry in general; shifts in demand for software products;
industry shipments of new software products or upgrades; the timing of new merchandise and catalog offerings; fluctuations in response rates; fluctuations in postage, paper, shipping and printing costs and in merchandise returns; adverse weather conditions that affect response, distribution or shipping; shifts in the timing of holidays; and changes in the Company's product offerings. The Company's operating expenditures are based on sales forecasts. If revenues do not meet expectations in any given quarter, operating results may be materially adversely affected.

         The Company has traditionally experienced a decrease in domestic net sales in its third quarter compared to other quarters. This traditional downturn in domestic net sales is exacerbated by the decline of European commercial activity in general and software sales in particular during the summer months.

         Foreign Operations. In addition to its activities in the United States, 70% of the Company's 1998 sales were generated internationally. Foreign operations are subject to general risks attendant to the conduct of business in each foreign country, including economic uncertainties and each foreign government's regulations. In addition, the Company's international business may be affected by changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors.

         Privacy Concerns With Respect To List Development And Maintenance. The Company mails catalogs and sends electronic messages to names in its proprietary customer database and to potential customers whose names are obtained from rented or exchanged mailing lists. There has been increasing world-wide public concern regarding right to privacy issues involved with the rental and use of customer mailing lists and other customer information. Any domestic or foreign legislation enacted limiting or prohibiting these practices could have a material adverse effect on the Company's business, financial condition and results of operations.

         Management Information Systems. The Company's success is dependent on the accuracy and proper utilization of its management information systems, including its telephone system. The Company's ability to manage its inventory and accounts receivable collections; to purchase, sell and ship its products efficiently and on a timely basis; and to maintain its operations is dependent upon the quality and effective utilization of the information generated by its management information systems. The Company recognizes the need to continually upgrade its management information systems to most effectively manage its operations and customer data base. In that regard, the Company anticipates that it will, from time to time, require software and hardware upgrades for its present management information systems.

         Increases In Postage, Shipping And Paper Costs. Increases in postal or shipping rates and paper costs could have a significant impact on the cost of production and mailing of the Company's catalogs and the shipment of customer orders. Postage prices and shipping rates increase periodically, and the Company has no control over increases that may occur in the future. The United States Postal Service has recently increased postal rates. Paper prices historically have been cyclical and significant increases have been experienced by the Company in the past. Significant increases in postal or shipping rates and paper costs could have a material adverse effect on the Company's business, financial condition and result of operations, particularly to the extent the Company is unable to pass on such increases directly to its customers or offset such increases by reducing other costs. In addition, strikes or other service interruptions by the postal service or third party couriers could adversely affect the Company's ability to deliver products on a timely basis.

         Additionally, the Company's operating results could be adversely affected by a delay in the introduction of a major new software product or upgrading of more specialized products. Purchasers of software may delay the ordering of new software applications in the period immediately preceding such introduction for fear of technological obsolescence. The Company believes that software publishers often delay the release of related software products so as to coordinate with the release of these major new products or delay development of new products until after the importance of these new products can be evaluated. Delayed introductions of these new products could result in the delay or reduction of sales because the unreleased product cannot be delivered and could also adversely affect sales in that the

Company, which often coordinates new catalog drops and marketing initiatives with such introductions and product upgrades, would be focusing catalog marketing on such unreleased products.

         Changing Methods Of Software Distribution. The software distribution industry is undergoing significant change and consolidation. Software distributors are consolidating operations and acquiring or merging with other distributors or retailers to achieve economies of scale and increased efficiency. The current consolidation trend could cause the industry to become even more competitive and make it more difficult for the Company to maintain its operating margins. The manner in which software products are distributed and sold is also changing, and new methods of distribution and sale may emerge or expand. Software developers and publishers have sold, and may intensify their efforts to sell, their products directly to end users. The emergence of the Internet as a viable platform in which to conduct business transactions has both lowered the barriers for competition and broadened customers' access to products and information. This transition has heightened the Company's awareness to maintain a competitive edge in this market. From time to time certain developers and publishers have instituted programs for the direct sale of large order quantities of software to certain major corporate accounts. These types of programs may continue to be developed and used by various developers and publishers. While Microsoft and other vendors currently sell their products directly to end users, they have not attempted to completely bypass the reseller channel. Future efforts by such entities to bypass third-party sales channels could materially and adversely affect the Company's operations.

         In addition, certain major publishers, including Microsoft, have implemented programs for the master copy distribution or site licensing of software. These programs generally grant an organization the right to make a number of copies of software for distribution within the organization provided that the organization pays a fee to the developer for each copy made. Also, resellers and publishers may attempt to increase the volume of software products distributed electronically through down-loading to end users' microcomputers, through CD-ROM unlocking technology, through CD-ROM-based subscription services and through on-line shopping services. Any of these competitive programs, if successful, could have a material adverse effect on the Company's operations and financial condition.

         Dependence Upon Vendors. As is customary in the industry, the Company has no long-term supply contracts with any of its suppliers. Substantially all the Company's contracts with its vendors are terminable upon 30 days' notice or less. Termination or interruption of the Company's relationships with its suppliers or modification of the terms of or discontinuance of their agreements with the Company could adversely affect the Company's operating results.

         Certain of the products offered by the Company may be subject to manufacturer allocations, which limit the number of units of manufacturers' products available to resellers, including the Company. The Company's business may be adversely affected if certain products become unavailable to the Company or if the number of units allocated to the Company becomes limited, whether such unavailability or limitation is due to the loss of authorized dealer status, allocation limitations or other conditions. Many key vendors finance portions of the cost of catalog publication and distribution based upon the amount of coverage given in the catalogs to their respective products. A reduction in or discontinuation of this practice could have a material adverse effect on the Company.

         Rapid Changes In Software Products And Risk Of Inventory Obsolescence. The software products industry is characterized by rapid technological change and the frequent introduction of new products and product enhancements. The Company's success depends in large part on its ability to identify and obtain the right to market products that will meet the changing requirements of the marketplace. The Company has sought to minimize its inventory exposure through a variety of inventory control procedures and policies, including formal and informal vendor price protection programs. In order to satisfy customer demand and to obtain greater purchasing discounts, the Company expects to carry increased inventory levels of certain products in the future. In addition, large software firms continue to develop products that include the features of utility and subroutine products published and/or sold by the Company in their software languages, thus rendering certain of such products unnecessary.

Additionally, if the growth rate of the personal computer market were to decrease, with a corresponding decrease in demand for computer software, the Company's operating results could be adversely affected. There can be no assurance that the Company will be able to identify and offer products necessary to remain competitive or avoid losses related to obsolete inventory, or that unexpected new product introductions will not have a material adverse effect on the demand for the Company's inventory.

         Stock Volatility. The technology sector of the United States stock markets has experienced substantial volatility in recent periods. Numerous conditions which impact the technology sector or the stock market in general or the Company in particular, whether or not such events relate to or reflect upon the Company's operating performance, could adversely affect the market price of the Company's Common Stock. Furthermore, fluctuations in the Company's operating results, announcements regarding litigation, the loss of a significant vendor, increased competition, reduced vendor incentives and trade credit, higher postage and operating expenses, and other developments, could have a significant impact on the market price of the Company's Common Stock.

         Acquisitions Strategy. The Company plans to continue to pursue acquisitions of complementary businesses. However, there can be no assurance that suitable acquisitions will be available to the Company on acceptable terms, that financing for future acquisitions will be available on acceptable terms, that future acquisitions will be advantageous to the Company or that anticipated benefits of such acquisitions will be realized. The pursuit, timing and integration of possible future acquisitions may cause substantial fluctuations in operating results.

         State Sales Tax Collection. The Company presently collects state sales tax, or other similar tax, only on sales of products to residents of the State of New Jersey. Various states have tried to impose on direct marketers the burden of collecting state sales taxes on the sale of products shipped to state residents. The United States Supreme Court has affirmed its position that it is unlawful for a state to impose state sales tax collection obligations on an out-of-state mail order company whose only contacts with the state are the distribution of catalogs and other advertising materials through the mail and subsequent delivery of purchased goods by parcel post and interstate common carriers. However, it is possible that legislation may be passed to overturn such decision or the Supreme Court may change its position. Additionally, it is currently uncertain as to whether electronic commerce, which will likely include the Company's Internet sales activities, will be subject to state sales tax. The imposition of new state sales tax collection obligations on the Company in states to which it ships products would result in additional administrative expenses to the Company and could result in price increases to the customer, which could adversely affect the Company's business, financial condition and results of operations.

         Year 2000 Compliance. The Company believes that its present IT system is Year 2000 compliant. The Company has also conducted an investigation and received certification from its major suppliers that they will be fully Y2K compliant by April 1999.

         The Company is continuing to conduct a review of key publishers to determine whether their software products meet Year 2000 requirements. The Company has continued to post updated information on Y2K compliancy on its website. In the event that the Company's key publishers cannot provide the Company with software products that meet Year 2000 requirements on a timely basis, or if customers delay or forego software purchases based upon Year 2000 related issues, the Company's operating results could be materially adversely affected. In general, as a reseller of software products, the Company only passes through to its customers the applicable vendor's warranties. The Company's operating results could be materially adversely affected, however, if it were held liable for the failure of software products resold by the Company to be Year 2000 compliant despite its disclaimer of software product warranties.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         Information regarding quantitative and qualitative disclosures about market risk is set forth in Part I, Item 7 of this Form 10-K at "Foreign Operations."

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

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as part of this Report:

         1.       CONSOLIDATED FINANCIAL STATEMENTS:

                    Index to Consolidated Financial Statements and Schedules

                    Report of Independent Auditors

                    Consolidated Balance Sheets - as of
                           December 31, 1997 and 1998

                    Consolidated Statements of Income - Years
                           ended December 31, 1996, 1997 and 1998

                    Consolidated Statement of  Stockholders'  Equity-Years ended
                           December 31, 1996, 1997 and, 1998

                   Consolidated Statements of Cash Flows - Years
                           ended December 31, 1996, 1997 and
                           1998

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

10.34 Facilities and Employee Use Agreement, dated as of June 28, 1996, between the Registrant and SDC.**

10.35 Closing Statement, dated as of June 28, 1996, between the Registrant and the Selling Parties**

10.36 Letter Agreement regarding the Acquisition of Stock of SDEV Germany, dated as of June 28, 1996, between the Registrant and the Selling Parties.**

10.37 Stock Acquisition Escrow Agreement, dated as of June 28, 1996, between the Registrant, the Selling Parties and Golenbock, Eiseman, Assor & Bell, as escrow agent.**

10.38 Employment Agreement dated July 14, 1998 between William Willett and the Company

10.39 Employment Agreement dated June 9, 1998 between John P. Broderick and the Company

10.40 Employment Agreement dated December 29, 1998 between Peter Lorenz and the Company

10.41 Employment Agreement dated January 2, 1999 between Frans van der Helm and the Company

10.42 Lease dated as of May 14, 1997 between Robert C. Baker, et al as Landlord and the Company

21.1    Subsidiaries of the Registrant.*

23.1    Consent of Ernst & Young LLP

24.1    Powers of Attorney.*

27      Financial data schedule

--------

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

                                             SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Shrewsbury, New Jersey, on March 29, 1999.

PROGRAMMER'S PARADISE, INC.

By:
   --------------------------------
   William H. Willett, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


         SIGNATURE                                        TITLE                                  DATE
         ---------                                        -----                                  ----

                                            Chief Executive Officer                          March 29, 1999
                                            and Chairman of the Board of Directors
------------------------------------
William H. Willett


                                            Chief Financial and                              March 29, 1999
                                            Accounting Officer
-------------------------------------
John P. Broderick


                                            Director                                         March 29, 1999
-------------------------------------
Edwin H. Morgens


                                            Director                                         March 29, 1999
-------------------------------------
Allan Weingarten


-------------------------------------       Director                                         March 29, 1999
F. Duffield Meyercord

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

                         Report of Independent Auditors


The Board of Directors and Stockholders
Programmer's Paradise, Inc.

We have audited the accompanying consolidated balance sheets of Programmer's Paradise, Inc. and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index of Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Programmer's Paradise, Inc. and subsidiaries at December 31, 1997 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth herein.

                                                           /s/ Ernst & Young LLP

MetroPark, New Jersey
January 27, 1999

                  Programmer's Paradise, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)


                                                                                         DECEMBER 31
                                                                                  1997              1998
                                                                           -------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                                          $20,571            $21,167
 Accounts receivable, net of allowances of $950 and
   $1,180 in 1997 and 1998, respectively                                             38,517             53,002
 Inventory                                                                            4,627              5,335
 Prepaid expenses and other current assets                                            2,561              2,925
 Deferred income taxes                                                                1,619              1,988
                                                                           -------------------------------------
Total current assets                                                                 67,895             84,417

Equipment and leasehold improvements, net                                             1,862              2,317
Goodwill, net of accumulated amortization of $1,600
   and $2,579 in 1997 and 1998, respectively                                         14,185             15,595
Other assets                                                                            707              1,286
Deferred income taxes                                                                 1,719              1,262
                                                                           =====================================
                                                                                    $86,368           $104,877
                                                                           =====================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                                              $46,979            $58,064
 Notes payable to banks                                                                 958                674
 Other current liabilities                                                            3,881              7,993
                                                                           -------------------------------------
Total current liabilities                                                            51,818             66,731
Other liabilities                                                                       117                144
Notes payable - Long-term                                                             2,220              1,761
Stockholders' equity:
 Common Stock $.01 par value:  Authorized, 10,000,000 shares, issued
   4,793,295 and 4,951,070  in 1997 and 1998, respectively                               48                 50
 Additional paid-in capital                                                          33,633             33,952
 Treasury stock, at cost, 59,500 and 41,000 shares in 1997 and 1998,
   respectively                                                                        (343)              (219)
 Retained Earnings (Deficit)                                                           (256)             3,186
 Accumulated other comprehensive loss                                                  (869)              (728)
                                                                           -------------------------------------
Total stockholders' equity                                                           32,213             36,241
                                                                           -------------------------------------
                                                                                    $86,368           $104,877
                                                                           =====================================

                             See accompanying notes.

                  Programmer's Paradise, Inc. and Subsidiaries
                        Consolidated Statements of Income
                    (In thousands, except per share amounts)

                                                                            YEAR ENDED DECEMBER 31
                                                                      1996          1997        1998
                                                                  -----------------------------------------
Net sales                                                            $127,680     $176,157   $ 234,429
Cost of sales                                                         107,041      150,452     205,241
                                                                  -------------------------------------
Gross profit                                                           20,639       25,705      29,188
Selling, general and administrative expenses                           17,230       18,574      22,682
Amortization of goodwill                                                  473          914         979
                                                                  -------------------------------------
Income from operations                                                  2,936        6,217       5,527
Other (expense) income:
 Interest expense                                                        (373)        (326)       (250)
 Interest income                                                          596          538         544
 Unrealized foreign exchange (loss) gain                                   31          (58)         62
                                                                  -------------------------------------
Income before income taxes and minority interest                        3,190        6,371       5,883
Income tax provision                                                      991        2,407       2,441
                                                                  -------------------------------------
Income before minority interest                                         2,199        3,964       3,442

Minority interest in net income of subsidiary                             99
                                                                  -------------------------------------
Net income                                                        $     2,298     $  3,964    $  3,442
                                                                  =====================================
Basic net income per common share                                 $       .48     $    .84    $    .72
                                                                  =====================================
Diluted net income per common share                               $       .44     $    .75    $    .66
                                                                  =====================================
Weighted average common shares outstanding-Basic                        4,764        4,740       4,797
                                                                  =====================================
Weighted average common shares outstanding-Diluted                      5,198        5,280       5,249
                                                                  =====================================

                             See accompanying notes.

                  Programmer's Paradise, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                      (In thousands, except share amounts)



                                                   COMMON STOCK          ADDITIONAL
                                               ------------------------    PAID-IN
                                                  SHARES     AMOUNT        CAPITAL
                                               ---------------------------------------
Balance at January 1, 1996                       4,678,245   $    47        $33,405
   Net income
   Other comprehensive income:
   Translation adjustment

   Comprehensive income
   Exercise of stock options, including
    $86,000 in income tax benefits
                                                    83,975         1            104
   Purchase of 65,000 treasury stock shares
                                               ---------------------------------------
Balance at December 31, 1996                     4,762,220        48         33,509
  Net income
   Other comprehensive income:
   Translation adjustment

   Comprehensive income
   Exercise of stock options, including
    $65,000 in income tax benefits                  31,075                      124
                                               ---------------------------------------
Balance at December 31, 1997                     4,793,295        48         33,633
  Net income
   Other comprehensive income:
   Translation adjustment

  Comprehensive income
   Exercise of stock options, including
    $372,000 in income tax benefits                157,775         2            319
   Purchase of 102,500 treasury stock shares
                                               =======================================
Balance at December 31, 1998                     4,951,070       $50        $33,952
                                               =======================================


                                                             RETAINED      ACCUMULATED OTHER
                                               TREASURY      EARNINGS/      COMPREHENSIVE
                                                 STOCK       (DEFICIT)          INCOME           TOTAL
                                              ---------------------------------------------------------------
Balance at January 1, 1996                                        $(6,518)   $      55         $     26,989
   Net income                                                       2,298                             2,298
   Other comprehensive income:
   Translation adjustment                                                    $    (172)                (172)
                                                                                               ---------------
   Comprehensive income                                                                               2,126
   Exercise of stock options, including
    $86,000 in income tax benefits                                                                      105

   Purchase of 65,000 treasury stock shares         $(375)                                             (375)
                                              ---------------------------------------------------------------
Balance at December 31, 1996                         (375)         (4,220)        (117)              28,845
  Net income                                                        3,964                             3,964
   Other comprehensive income:
   Translation adjustment                                                         (752)                (752)
                                                                                             ---------------
   Comprehensive income                                                                               3,212
   Exercise of stock options, including
    $65,000 in income tax benefits                     32                                               156
                                              ---------------------------------------------------------------
Balance at December 31, 1997                         (343)           (256)        (869)              32,213
  Net income                                                        3,442                             3,442
   Other comprehensive income:
   Translation adjustment                                                          141                  141
                                                                                             ---------------
  Comprehensive income                                                                                3,583
   Exercise of stock options, including
    $372,000 in income tax benefits                   669                                               990
   Purchase of 102,500 treasury stock shares         (545)                                             (545)
                                              ===============================================================
Balance at December 31, 1998                        $(219)         $3,186        $(728)             $36,241
                                              ===============================================================

                             See accompanying notes

                  Programmer's Paradise, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                           YEAR ENDED DECEMBER 31
                                                                      1996         1997          1998
                                                                ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                        $     2,298  $   3,964    $    3,442
Adjustments to reconcile net income to net cash provided by
 operating activities:
    Minority interest in net income of subsidiary                         (99)
    Depreciation expense                                                  701        736           934
    Amortization expense                                                  621      1,019         1,114
    Changes in operating assets and liabilities, net
    of effects of acquisitions:
      Accounts receivable                                              (6,103)    (8,167)      (14,486)
      Inventory                                                         2,279        173          (708)
      Prepaid expenses and other current assets                           708        (85)         (364)
      Accounts payable and accrued expenses                             1,176      7,708        11,085
      Deferred tax asset                                                   49        (22)           88
      Net change in other operating assets and liabilities               (464)       870         1,764
                                                                ----------------------------------------
Net cash provided by operating activities                               1,166      6,196         2,869

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment,  leasehold improvements and other                 (620)      (788)       (1,975)
Purchases of businesses, net of cash acquired                         (11,236)    (2,268)
                                                                ----------------------------------------
Net cash used in investing activities                                 (11,856)    (3,056)       (1,975)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments under lines of credit                                         (461)    (1,818)         (743)
Borrowings under long term debt                                                    2,962
Repayments under long term debt                                                     (150)
Purchase of treasury stock                                               (375)                    (545)
Net proceeds from issuance of common stock                                105        156           990
                                                                ----------------------------------------
Net cash provided by (used in) financing activities                      (731)     1,150          (298)
                                                                ----------------------------------------
Net increase (decrease) in cash and cash equivalents                  (11,421)     4,290           596
Cash and cash equivalents at beginning of year                         27,702     16,281         20,571
                                                                ----------------------------------------
Cash and cash equivalents at end of year                        $      16,281   $ 20,571     $  21,167
                                                                ========================================

                             See accompanying notes.

                  Programmer's Paradise, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

1.  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND OPERATIONS

The consolidated financial statements include the accounts of Programmer's Paradise, Inc., its wholly-owned subsidiaries and, its majority-owned subsidiaries (the "Company"). Programmer's Paradise, Inc. is a recognized international marketer of software targeting the software development professional and Information Technology professional within enterprise organizations. The Company operates principally, through five distribution channels in North America and Europe- Internet, catalog, direct sales, telemarketing, and wholesale distribution. All intercompany balances and transactions have been eliminated in consolidation.

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

MAJOR CUSTOMER AND SUPPLIER

No customer accounted for more than 10% of consolidated net sales in 1998, 1997 and 1996 and no material part of the business is dependent upon a single customer or a few customers, the loss of any one or more which would have a materially adverse effect on the Company.


The Company has authorized dealership or distribution agreements with various suppliers. Products of one of these suppliers accounted for approximately 47%, 55% and 54% of Company revenues for 1996, 1997 and 1998, respectively.


CASH AND CASH EQUIVALENTS

The Company considers all highly liquid short-term investments with original maturities of 90 days or less to be cash equivalents.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the foreign subsidiaries, all of which are located in Europe, have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year. Resulting cumulative translation adjustments have been recorded within other comprehensive income in accordance with FASB Statement No. 130, "Reporting Comprehensive Income".

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

ADVERTISING COSTS

The Company capitalizes the advertising costs associated with producing its catalogs. The costs of these catalogs are amortized over the estimated shelf life of the catalogs, generally 3-5 months. The unamortized balance of non-reimbursed advertising costs at any period end are minimal. Advertising costs for 1996, 1997, and 1998 amounted to approximately $5,571,000, $5,725,000 and $6,159,000, respectively.

NET INCOME PER COMMON SHARE

Basic and diluted earnings per share are calculated in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share". All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for the Company's fiscal year ending December 31, 2000. Management believes that this Statement will not have a significant impact on the Company.

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

In September 1997, the Company acquired 100% of the outstanding stock of Logicsoft Holding BV ("Logicsoft"), which operates Logicsoft Europe BV, located in Amsterdam, The Netherlands, at a cost of approximately $3,300,000 plus a contingent earn-out payment, based upon increases in achievement's earnings in 1998 over a base amount. The earn-out amount of approximately $ 2.38 million was accrued and recorded as goodwill in 1998. Logicsoft is a direct sales Company of PC software in The Netherlands.


The Company accounted for the above acquisitions as purchases. Accordingly, the acquired assets and liabilities assumed have been recorded at the estimated fair values at the dates of acquisition. The results of operations of the acquired businesses are included in the accompanying consolidated statements of income from their respective dates of acquisition.

The following table presents the unaudited pro forma consolidated results of operations for the year ended December 31, 1997 as if the above acquisitions had occurred on January 1, 1997 (dollars in thousands):

                                                          1997
                                                        -------
     Sales                                              $192,351
     Net income                                            4,011
     Basic net income per common share                      $.85
     Diluted net income per common share                    $.76

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

3.  NOTES PAYABLE TO BANKS

Notes payable to banks mainly represents the outstanding balance under a five-year term loan discussed below.

In connection with the Logicsoft acquisition (see Note 2), the Company secured a five year term loan in the US $ equivalent of approximately $3,000,000. The term loan bears interest at 6.17% and principal and interest are payable quarterly. The loan is payable in Netherland guilders and had an outstanding balance at December 31, 1998 of $2,401,399 (DFL 4,500,000), of which $638,094 (DFL
1,200,000) is classified as current in the accompanying consolidated balance sheet. The term loan is secured by all assets of the Company and 65% of the outstanding stock of the foreign subsidiaries.

Maturities under the term loan are as follows:

     1999        638,094  (DFL 1,200,000)
     2000        638,094  (DFL 1,200,000)
     2001        638,094  (DFL 1,200,000)
     2002        487,117  (DFL 900,000)


The Company can borrow up to $7,500,000 under a committed line of credit with interest at either the prime rate or Euro-rate plus 200 basis points. The facility expires on June 30, 1999 and is secured by all the domestic assets of the Company and 65% of the outstanding stock of the foreign subsidiaries and contains certain covenants that require the Company to maintain a minimum level of tangible net worth and working capital. The bank's prime rate was 7.75 % at December 31, 1998. There were no amounts outstanding under the line at December 31, 1998.

The Company maintains a secured, demand revolving line of credit for its German subsidiary, pursuant to which it may borrow in deutschmarks up to DM 1,500,000 (the equivalent of approximately $900,000 at December 31,1998), based upon its eligible accounts receivable and inventory, and a limited guarantee by the Company of up to DM 300,000 (the equivalent of approximately $180,000 at December 31, 1998). The line bears interest at 8.25%. At December 31, 1998 there were no amounts outstanding under the line.

In Italy, Lifeboat Italy has banking arrangements with several Italian banks, pursuant to which it may borrow in lire on an unsecured, demand basis to finance working capital requirements, through credit and overdrafting privileges, as well as receivables-based advances. The aggregate credit and overdrafting limits of such arrangements at December 31, 1998 was approximately Lit 2,800,000,000 (the equivalent of approximately $1,600,000 at December 31, 1998). The unsecured borrowings bear interest at market rates ranging from 6.25% to 9.00%. At December 31, 1998, there were no amounts outstanding under the line.

The Company's subsidiary in The Netherlands, Logicsoft Europe, BV, maintains a demand revolving line of credit pursuant to which it may borrow in guilders up to DFL 2,500,000 (the equivalent of approximately $1,300,000 at December 31,
1998), and is secured by its accounts receivable and inventory. The line bears interest at 5.875%. At December 31, 1998, there were no amounts outstanding under the line.

In France, ISP*F, maintains an overdraft demand revolving line of credit pursuant to which it may borrow up to FRF 3,000,000 (the equivalent of approximately $500,000 at December 31, 1998), and is secured by its accounts receivable and inventory and a FRF 3,000,000 letter of credit. Such letter of credit does not impact the availability under the Company's other facilities. The line bears interest at 7%. At December 31, 1998, there were no amounts outstanding under the line.

The weighted average interest rate for notes payable to banks was 10 %, 8% and 6% at December 31, 1996, 1997 and 1998, respectively.

Interest paid was approximately $343,000, $260,000 and $316,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

4.  BALANCE SHEET DETAILS

Equipment and leasehold improvements consists of the following (dollars in thousands):

                                                            1997         1998
                                                      -------------------------
Equipment                                             $    3,576     $  4,727
Leasehold improvements                                       337          486
                                                      -------------------------
                                                           3,913        5,213
Less accumulated depreciation and amortization            (2,051)      (2,896)
                                                      -------------------------
                                                      $    1,862     $  2,317
                                                      =========================

Accounts payable and accrued expenses consists of the following (dollars in thousands):

                                                          1997          1998
                                                      -------------------------
Trade accounts payable                                   $11,937      $19,492
Accrued licensing costs                                   30,810       38,040
Other accrued expenses                                     4,232          532
                                                      -------------------------
                                                         $46,979      $58,064
                                                      =========================

5.  INCOME TAXES

The  provision  for  income  taxes  consisted  of  the  following   (dollars  in
thousands):

                                      YEAR ENDED DECEMBER 31
                              1996            1997            1998
                         -------------------------------------------------
Current:
   Federal                 $        502    $        984    $        332
   State                            275             386              77
   Foreign                          165           1,058           1,944
                         -------------------------------------------------
                                    942           2,428           2,353
Deferred:
   Federal                          473              76             225
   State                             30             (54)             (7)
   Foreign                         (454)            (43)           (130)
                         -------------------------------------------------
                                     49             (21)             88
                         =================================================
                           $        991    $      2,407    $      2,441
                         =================================================


The reasons for the difference between total tax expense and the amount computed by applying the U.S. statutory federal income tax rate to income before income taxes are as follows (dollars in thousands):


                                                        YEAR ENDED DECEMBER 31
                                                 1996          1997            1998
                                              ----------------------------------------
Statutory rate applied to pretax income         $ 1,084     $   2,166       $  2,000
Amortization of goodwill                             39            40             69
State income taxes, net of benefit
 of federal income taxes                            211           219             46
Foreign income taxes (benefit) over U.S.
 statutory rate                                    (350)           54            326
Other items                                           7           (72)             -
                                              ----------------------------------------
Income tax (benefit) expense                    $   991     $   2,407       $  2,441
                                              ========================================


Significant components of the Company's deferred tax assets are as follows (dollars in thousands):

                                                YEAR ENDED DECEMBER 31
                                         1996           1997           1998
                                      ---------------------------------------
Fixed assets                          $        4     $      4      $    633
Accruals and reserves                        328          546           534
Net operating loss carryforwards           3,936        2,772         2,051
Credit carryforwards                          25           16            32
                                      ---------------------------------------
Gross deferred tax assets                  4,293        3,338         3,250
Valuation allowance                         (976)
                                      ---------------------------------------
Net deferred tax asset                $    3,317     $  3,338      $  3,250
                                      =======================================

The Company has recorded a U.S. deferred tax asset at December 31, 1998 of $1,755,000 reflecting the benefit of $5,160,000 in federal tax loss carryforwards, which expire in varying amounts between 2001 and 2005.
Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The Company's ability to utilize the net operating loss carryforwards is restricted to approximately $1.5 million per year, as a result of an ownership change pursuant to Section 382 of the Internal Revenue Code.

For financial reporting purposes, income before income taxes and minority interest includes the following components (dollars in thousands):

                             YEAR ENDED DECEMBER 31
                        1996          1997           1998
                    -------------------------------------------
United States              $3,010        $3,543         $1,504
Foreign                       180         2,828          4,379
                    -------------------------------------------
                           $3,190        $6,371         $5,883
                    ===========================================

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $3,300,000 at December 31, 1998. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon.

During the years ended December 31, 1996, 1997 and 1998, the Company paid approximately $483,000, $1,492,000 and $1,956,000, respectively, in income taxes.

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

FASB 123 requires pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1996, 1997 and 1998, respectively: risk free interest rates of 6.28%, 5.49% and 5.49%, dividend yields of 0% in all three periods, volatility factors of the expected market price of the Company's common stock of .61, .60 and .65, and a weighted-average expected life of the option of 9 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share amounts):


                                                1996        1997       1998
                                                ----        ----       ----
Net income as reported                         $2,298      $3,964     $3,442
Net income pro forma                            1,902       3,395      2,649
Basic net income per share, as reported          $.48        $.84       $.72
Basic net income per share, pro forma            $.40        $.72       $.55
Diluted net income per share, as reported        $.44        $.75       $.66
Diluted net income per share, pro forma          $.38        $.67       $.52


The weighted average fair value of options granted during 1996, 1997 and 1998 is $3.51, $6.09 and $6.54, respectively.

Changes during 1996, 1997 and 1998 in options outstanding for the combined plans were as follows:

                                                                WEIGHTED
                                                   NUMBER       AVERAGE
                                                     OF         EXERCISE
                                                  OPTIONS        PRICE
                                                ----------------------------
Outstanding at January 1, 1996                      724,135       1.95
   Granted in 1996                                  188,701       5.99
   Canceled in 1996                                 (35,097)      5.80
   Exercised in 1996                                (83,975)       .36
                                                --------------
Outstanding at December 31, 1996                    793,764       2.91
   Granted in 1997                                  264,400       8.08
   Canceled in 1997                                 (27,550)      5.13
   Exercised in 1997                                (31,075)      1.60
                                                --------------
Outstanding at December 31, 1997                    999,539       4.30
   Granted in 1998                                  349,150       6.51
   Canceled in 1998                                 (34,035)      5.94
   Exercised in 1998                               (157,775)      1.90
                                                --------------
Outstanding at December 31, 1998                  1,156,879       5.25
                                                ==============
Exercisable at December 31, 1998                    616,182       4.24
                                                ==============


Stock options outstanding at December 31, 1998 are summarized as follows:

                                              WEIGHTED
                          OUTSTANDING         AVERAGE
   RANGE OF EXERCISE       OPTIONS AT         REMAINING      WEIGHTED AVERAGE
      PRICES            DECEMBER 31, 1998  CONTRACTUAL LIFE    EXERCISE PRICE
-----------------------------------------------------------------------------
       $0.24                  57,213           2.7                .24
      .67 - 1.00             187,100           5.3                .80
     4.00 - 6.00             268,526           6.5               4.65
     6.25 - 8.63             577,900           9.4               6.68
    9.00 - 12.94              66,140           8.6              12.08
                          ----------
                           1,156,879
                          ===========

Under the various plans, options that are cancelled can be reissued. At December 31, 1998 1,656,784 shares were reserved for future issuance.

7.  DEFINED CONTRIBUTION PLAN

Effective January 1, 1992, the Company initiated a defined contribution plan covering substantially all domestic employees. Participating employees may make contributions to the plan, through payroll deductions. Matching contributions are made by the Company equal to 50% of the employee's contribution to the extent such employee contribution did not exceed 6% of their compensation. During the years ended December 31, 1996, 1997 and 1998, the Company expensed approximately $59,000, $82,000 and $79,000 respectively, related to this plan.

8.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (dollars and shares in thousands):


                                                            1996          1997           1998
                                                       --------------------------------------------
Numerator:
  Net income for basic and diluted net income
    per share                                                $  2,298      $  3,964       $  3,442
                                                       --------------------------------------------
Denominator:
  Denominator for basic net income per share -
   weighted average common shares                               4,764         4,740          4,797
  Effect of dilutive securities:
      Employee stock options                                      434           540            452
                                                       --------------------------------------------
  Denominator for diluted net income per share -
   adjusted weighted average common
   shares and assumed conversion                                5,198         5,280          5,249
                                                       ============================================
Basic net income per common share                             $   .48        $  .84         $  .72
                                                       ============================================
Diluted net income per common share                           $   .44        $  .75         $  .66
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

9.  COMMITMENTS

The Company leases the space used for its operations and certain equipment under long-term operating leases. Future minimum rental payments over the remaining terms of these leases are as follows (dollars in thousands):

          1999                                $1,296
          2000                                   993
          2001                                   826
          2002                                   541
          2003                                   426
          2004 and thereafter                  1,689
                                         =============
                                              $ 5,771
                                         =============

Rent expense for the years ended December 31, 1996, 1997 and 1998 was approximately $752,000, $1,075,000 and $1,050,000, respectively.

The Company has royalty agreements, which require payments based on sale of certain products. Royalty expense for the years ended December 31, 1996, 1997 and 1998 was approximately $265,000, $157,000 and $141,000, respectively.

10. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

The Company's single business segment is the marketing of technical software for
microcomputers,   servers   and   networking   across   geographically   diverse
marketplaces.

Geographic financial information is as follows (dollars in thousands):

                                            -----------------------------------
                                             1996        1997         1998
                                            -----------------------------------
Sales to Unaffiliated Customers:
              North America                   $56,719     $69,751      $70,922
              Europe                           70,961     106,406      163,507
                                            -----------------------------------
              Total                           127,680     176,157      234,429
                                            ===================================

Income from operations by Geographic Areas:
              North America                    $2,708      $3,685       $1,638
              Europe                              228       2,532        3,889
                                            -----------------------------------
              Total                             2,936       6,217        5,527
                                            ===================================

Identifiable Assets by Geographic Areas:
              North America                   $30,320     $30,250      $35,854
              Europe                           38,170      56,118       69,023
                                            -----------------------------------
              Total                            68,490      86,368      104,877
                                            ===================================


"North America" is comprised of the United States and Canada. "Europe" is comprised of Austria, France, Germany, Italy, the Netherlands and the United Kingdom.

11.  STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURES

The Company has made acquisitions, which are more fully described in Note 2. The purchase prices are allocated to the assets acquired and liabilities assumed based on their fair market values as follows (dollars in thousands):

                                             1996            1997          1998
                                           ------------------------------------
Fair value of assets acquired:
   Current assets excluding cash           $  7,207      $   4,108
                                                                        $  -
   Fixed assets                                 676            187         -
   Other assets, principally goodwill        10,778          2,202         -
   Less liabilities assumed:
     Current liabilities                      7,248          4,229         -
     Notes payable                              177              -         -
     Payable to seller                            -              -         -
     Common stock issued to seller                -              -         -
                                           ------------------------------------
Net cash paid                              $ 11,236      $   2,268      $  -
                                           ====================================

12.      QUARTERLY RESULTS OF OPERATIONS

The  following  table  presents  summarized   quarterly  results  for  1998  (in
thousands, except per share data).

                                           (UNAUDITED)
                         -------------------------------------------------
                            FIRST       SECOND       THIRD      FOURTH
                         -------------------------------------------------

Revenues                     $53,193      $50,780     $54,461     $75,995
Gross profit                   6,514        6,506       6,707       9,461
Net earnings                     760          338         680       1,665

Diluted net earnings
per share                      $0.14        $0.06       $0.13       $0.32


The  following  table  presents  summarized   quarterly  results  for  1997  (in
thousands, except per share data).

                                           (UNAUDITED)
                         -------------------------------------------------
                            FIRST       SECOND       THIRD      FOURTH
                         -------------------------------------------------

Revenues                     $38,940      $39,099     $36,882     $61,236
Gross profit                   5,903        6,202       5,422       8,179
Net earnings                     885          936         763       1,381

Diluted net earnings
per share                      $0.17        $0.18       $0.14       $0.26

                  Programmer's Paradise, Inc. and Subsidiaries
                 Schedule II--Valuation and Qualifying Accounts
                                 (In Thousands)

                                                       CHARGED TO  CHARGED IN
                                          BEGINNING    COST AND      OTHER                    ENDING
                DESCRIPTION                BALANCE      EXPENSE    ACCOUNTS    DEDUCTIONS     BALANCE
                -----------                -------      -------    --------    ----------     -------
Year ended December 31, 1996:
   Allowances for accounts receivable          $777       223         441 (1)     417           $1,024
   Reserve for Obsolescence                    $623        28         294 (1)     481             $464
Year ended December 31, 1997:
   Allowances for accounts receivable        $1,024       326          32 (1)     432             $950
   Reserve for Obsolescence                    $464       220         130 (1)      62             $752
Year ended December 31, 1998:
   Allowances for accounts receivable          $950       674                     444           $1,180
   Reserve for Obsolescence                    $752       311                     585             $478




------------
(1)  Arose from acquisitions.