Form 10-Q
period 1999-03-31
PROGRAMMERS PARADISE INC
filed 1999-05-13
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the transition period from  __________ to __________

                  Commission File No. 33-92810
                                      --------

                           Programmer's Paradise, Inc.
                           ---------------------------
                         (Name of issuer in its charter)

          Delaware                                    13-3136104
--------------------------------        ---------------------------------------
(State or other jurisdiction of         (I.R.S.   Employer   Identification No.)
 incorporation or organization)

1157 Shrewsbury Avenue, Shrewsbury, New Jersey               07702
----------------------------------------------         -------------------
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

         There were 5,148,186 outstanding shares of Common Stock, par value $.01 per share, as of April 30, 1999.

Exhibit index is on page 14.

                           PROGRAMMER'S PARADISE, INC.

                               Index to Form 10-Q



                                                                                                 Page No.
                                                                                                 --------
PART I -- FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of March 31, 1999
                  and December 31, 1998                                                                   3

                  Condensed Consolidated Statements of Income and Comprehensive

                  Income for the Three Months Ended March 31, 1999 and 1998                               4

                  Condensed Consolidated Statements of Cash Flows for the Three Months

                  Ended March 31, 1999 and 1998                                                           5

                  Notes to Condensed Consolidated Financial Statements                                    6

         Item 2.  Management's Discussion and Analysis of Financial Condition

                  and Results of Operations.                                                              7

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                             12


PART II -- OTHER INFORMATION

         Item 1.           Legal Proceedings                                                             13

         Item 6.   Exhibits and Reports on Form 8-K

                               (a)   Exhibit 27 - Financial Data Schedule                                14



                                        PART I - FINANCIAL INFORMATION

                           PROGRAMMER'S PARADISE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                                                         March 31,          December 31,
                                                                            1999                1998
                                                                            ----                ----
                                                                        (Unaudited)           (Audited)
Current Assets
  Cash and cash equivalents                                             $  12,651             $  21,167
  Accounts receivable                                                      41,952                53,002
  Inventory                                                                 4,813                 5,335
  Prepaid expenses and other current assets                                 4,163                 2,925
  Deferred income taxes                                                     2,757                 1,988
                                                                        ---------             ---------
Total current assets                                                       66,336                84,417

Equipment and leasehold improvements                                        2,376                 2,317
Goodwill                                                                   15,310                15,595
Other assets                                                                1,247                 1,286
Deferred income taxes                                                       1,060                 1,262
                                                                        ---------             ---------
                                                                        $  86,329             $ 104,877
                                                                        =========             =========


                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Notes payable to banks                                                $     602             $     674
  Accounts payable and accrued expenses                                    40,537                58,064
  Other current liabilities                                                 5,394                 7,993
                                                                        ---------             ---------
Total current liabilities                                                  46,533                66,731

Other liabilities                                                               0                   144
Notes payable - Long-term                                                   1,468                 1,761

Stockholders' equity
  Common stock                                                                 52                    50
  Additional paid-in capital                                               35,675                33,952
  Retained earnings                                                         4,173                 3,186
  Treasury stock                                                             (140)                 (219)
  Cumulative foreign currency translation adjustment                       (1,432)                 (728)
                                                                        ---------             ---------
Total stockholders' equity                                                 38,328                36,241
                                                                        ---------             ---------
                                                                        $  86,329             $ 104,877
                                                                        =========             =========



The accompanying notes are an integral part of these consolidated financial statements.

                           PROGRAMMER'S PARADISE, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                      (In thousands, except per share data)

                                                                         Three months ended
                                                                              March 31,
                                                                              ---------
                                                                         1999             1998
                                                                         ----             ----
Net sales                                                             $ 57,368         $ 53,193

Cost of sales                                                           50,606           46,679
                                                                      --------         --------
Gross profit                                                             6,762            6,514

Selling, general and administrative expenses                             5,158            4,930
Amortization expense                                                       285              245
                                                                      --------         --------
Income from operations                                                   1,319            1,339

Interest income, net                                                        64               78

Unrealized foreign exchange loss                                           208              (54)
                                                                      --------         --------

Income before income taxes                                               1,591            1,363

Provision for taxes                                                        604              603
                                                                      --------         --------

Net income                                                            $    987         $    760
                                                                      --------         --------

Net income per common share-Basic                                         $.20             $.16
                                                                          ----             ----

Net income per common share-Diluted                                       $.18             $.14
                                                                          ----             ----

Weighted average common shares outstanding-Basic                         4,991            4,790
                                                                         -----            -----

Weighted average common shares outstanding-Diluted                       5,487            5,293
                                                                         -----            -----

Reconciliation of Net Income to Comprehensive Income:

Net Income                                                            $    987         $    760
                                                                      --------         --------
Other comprehensive income, net of tax:
      Foreign currency translation adjustments                            (437)             (86)
                                                                      --------         --------
Comprehensive Income                                                  $    550         $    674
                                                                      ========         ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           PROGRAMMER'S PARADISE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (In thousands)


                                                                              Three Months Ended
                                                                                   March 31,
                                                                                   ---------
                                                                               1999           1998
                                                                               ----           ----
Cash provided by (used for)

Operations:
  Net income                                                                $    987         $    760
  Adjustments for non cash charges                                               598              416
  Changes in assets and liabilities                                          (11,229)          (5,492)
                                                                            --------         --------
Net cash used for operations                                                  (9,644)          (4,316)
                                                                            --------         --------


Investing:
  Capital expenditures                                                          (307)            (392)
                                                                            --------         --------
Net cash used for investing                                                     (307)            (392)
                                                                            --------         --------

Financing:
  Net proceeds from issuance of common stock/ increase in
  additional paid in capital                                                   1,723               82
  Purchase of treasury stock                                                      79                0
  Repayments under lines of credit                                              (366)            (386)
                                                                            --------         --------
Net cash provided by (used for) financing activities                           1,436             (304)
                                                                            --------         --------

Increase (decrease) in cash                                                 $ (8,515)        $ (5,012)


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           PROGRAMMER'S PARADISE, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 March 31, 1999

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year-ended December 31, 1998.

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

     International expansion has been an integral part of the Company's strategy. The Company began European-based operations in the first quarter of 1993 when it acquired a controlling interest in Lifeboat Associates Italia Srl, a long-standing software wholesale distributor in Italy with an orientation towards technical software. In June 1994, the Company acquired a controlling interest in ISP*D International Software Partners GmbH, a large software-only dealer and a leading independent supplier of Microsoft Select licenses and other software to many large German and Austrian companies. In January 1995, the remaining 10% interest in ISP*D was purchased by the Company. In late 1994, the Company organized a subsidiary in the United Kingdom to engage in catalog operations and in December 1995, the Company acquired Systematika Ltd., a leading reseller of technical software in the United Kingdom and the publisher of the popular System Science catalog. In January 1996, the Company formed ISP*F International Software Partners France SA, as a full service corporate reseller of PC software, based in Paris and majority owned by Programmer's Paradise France SARL. In August 1997, the Company formed Programmer's Paradise, Canada Inc. located in Mississauga, Ontario, to serve the growing developer market in Canada. In September 1997, the Company acquired Logicsoft Holding BV, the parent company of Logicsoft Europe BV, the largest software-only corporate reseller of PC software in The Netherlands. The Company estimates that it now holds the lead position in over 40% of the European software market.

RESULTS OF OPERATIONS

          The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales.



                                                                     Three months ended
                                                                          March 31,
                                                                          ---------
                                                                      1999          1998
                                                                      ----          ----

Net Sales                                                            100.0%          100.0%
Cost of Sales                                                         88.2            87.8
                                                                     -----           -----
Gross Profit                                                          11.8            12.2
Selling, general and administrative expenses                           9.0             9.3
Amortization expense                                                   0.5             0.4
                                                                     -----           -----
Income from operations                                                 2.3             2.5
Interest income (expense), net                                         0.1             0.1
Unrealized foreign exchange gain (loss)                                0.4            (0.1)
                                                                     -----           -----
Income before income taxes                                             2.8             2.5
Income taxes                                                          (1.1)           (1.1)
                                                                     -----           -----
Net income                                                             1.7%            1.4%
                                                                     -----           -----

NET SALES

     Net sales of the Company represents the gross consolidated revenue of the Company less returns. Although net sales consist primarily of sales of software, revenue from marketing services and advertising is also included within net sales. Net sales for the quarter ended March 31, 1999 increased by $4.2 million or 8%, to $57.4 million, over the same period in 1998. This increase primarily reflects the growth of the Company's Direct Sales channel and a considerable increase in the Internet channel, partially offset by reduced catalog revenues.

     Consolidated Internet sales revenues increased by 280% or $1.5 million for the three months ended March 31, 1999 compared to the same period in 1998. This increase was primarily due to the newly enhanced and expanded websites, the creation of on-line specialty stores and a dramatic expansion in both product offerings and product content. Specifically, the number of SKUs offered on the web sites was increased from approximately 3,000 to more than 40,000. Direct sales revenues increased by 9% or $3.1 million for the three months ended March 31, 1999 compared to the same period in 1998. Sales were particularly strong in France, The Netherlands and the United States. Revenue growth in the US and France represents increases in market share while the increase in The Netherlands is attributable to execution of the relationship selling approach with existing customers. Revenues from the German operations were less than anticipated as several large licensing contracts were deferred to the second quarter.Consolidated Catalog and Telemarketing revenues decreased 6% or $0.9 million for the three months ended March 31, 1999 primarily due to the shift in business from the traditional catalogs to the Internet channel. Revenues for the Distribution channel increased 12% or $0.5 million for the three months ended March 31, 1999 primarily due to new distribution agreements in the United States.

     Geographically, approximately 67% and 69% of the revenues were derived from the European operations for the three months ended March 31, 1999 and 1998, respectively.

GROSS PROFIT

     Gross profit represents the difference between net sales and costs of sales. Cost of sales is composed primarily of amounts paid by the Company to publishers and vendors plus catalog printing and mailing costs. Publisher and vendor rebates are credited against cost of sales. For the three-month period ended March 31, 1999, gross profit as a percentage of sales decreased from 12.2 to 11.8% over the same period in 1998, reflecting a shift in the mix of sales through the Company's distribution channels as a result of the substantial increase in lower margin direct sales, primarily Microsoft Select licensing sales. Gross profit in absolute dollars for the three-month period ended March 31, 1999 increased by $248,000 over the previous year, which reflects the strength of the direct sales channel in the quarter.

     Gross margins have been affected by the mix of products sold and the mix of distribution channels. Historically, the gross margins attained in the catalog channel have been higher than either the direct sales or distribution channels. Margins within the direct sales channel are also subject to mix variations as Microsoft Select License sales typically produce lower gross margin results. The emergence of the Internet as a viable commerce channel has caused the Company to experience competitive margin pressures. The Company anticipates that this margin pressure will continue for the next few quarters.

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

     SG&A expenses as a percentage of revenues decreased by 0.3% for the three months ended March 31, 1999 compared to the same period in 1998. SG&A expenses in absolute dollars for the three-month period ended March 31, 1999 increased by $228,000 when compared to the same period in 1998. This increase mainly reflects the additional infrastructure in the form of personnel related costs as the Company moves into the e-commerce arena and expands its European operations.

     Geographically, the North America operation of the Company accounted for approximately 37% and 41% of total SG&A expenditure for the three months ended March 31, 1999 and 1998, respectively, while the European operation accounted for approximately 63% and 59% for the three months ended March 31, 1999 and 1998, respectively.

AMORTIZATION EXPENSE

     Amortization expense includes the systematic write-off of goodwill. Amortization expense for the three months ended March 31, 1999 increased by $40,000 as compared to the same period in 1998. This increase reflects the amortization of the excess of the purchase price over the fair value of the net assets acquired in connection with the acquisition of Logicsoft. The purchase contract with Logicsoft Holding BV included an "earn-out" feature based on results of operations for the fiscal year ended December 31, 1998. As a result, the Company has recorded an additional $2.2 million as goodwill at December 31, 1998,which is being amortized over a fifteen-year period.

UNREALIZED FOREIGN EXCHANGE GAIN (LOSS)

     Unrealized foreign exchange gain for the three months ended March 31, 1999 was $208,000 compared to a unrealized foreign exchange loss of $54,000 in the same period in 1998. The unrealized profit in the first three months of 1999 is primarily due to the continuing rise of the US$ against the EURO as from January 1, 1999 to March 31, 1999. The Company does not hedge its net asset exposure to fluctuations in the U.S. Dollar against any such local currency exchange rates. Although the Company does maintain bank accounts in local currencies to reduce currency exchange fluctuations, the Company is, nevertheless, subject to risks associated with such fluctuations.

INCOME TAXES

     Provision for income tax was $604,000 for the three months ended March 31, 1999, compared to $603,000 for the same period in 1998. As a percentage of income before taxes the provision for income tax decreased from 44% in 1998 to 38% in 1999. The fluctuations in the Company's effective tax rate primarily reflect the impact of its international operations.

NET INCOME

     Net income was $987,000 or $.18 per share on a diluted basis with approximately 5,487,000 weighted average common shares outstanding for the quarter ended March 31, 1999 compared to $760,000 or $.14 per share on a diluted basis with approximately 5,293,000 weighted average common shares outstanding for the same period of the previous year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital needs have been to fund the working capital requirements created by its sales growth and to make acquisitions. The Company had cash and cash equivalents of $12.7 million and net working capital of $19.8 million at March 31, 1999.

     Net cash used for operations was $9.6 million for the three months ended March 31, 1999 compared with $4.3 million of cash used for operating activities in the same period of the previous year. Cash was primarily used for a reduction in accounts payable and other liabilities (approximately $20.1 million), offset by a reduction in accounts receivable ( approximately $11.0 million ) as well as net earnings for the period.

     Net cash provided by financing was $1.4 million for the three months ended March 31, 1999 compared with $304,000 of cash used for financing activities in the same period of the previous year. This increase primarily reflects the result of favorable permanent tax differences due to stock options exercised in the first quarter of 1999.

     Domestically, the Company has a committed line of credit whereby the Company can borrow up to $7.5 million with interest at either the prime rate or Euro rate plus 200 basis points. The facility expires on June 30, 1999 and is secured by all the domestic assets of the Company and 65% of the outstanding stock of the foreign subsidiaries and contains certain covenants that require the Company to maintain a minimum level of tangible net worth and working capital. At March 31, 1999, there were no amounts outstanding under the line.

     During 1997, the Company entered into a five-year term loan agreement in the US$ equivalent of $3.0 million bearing interest at 6.17%. The loan is denominated in Dutch Guilders and is secured by the assets of the Company and 65% of the stock of foreign subsidiaries. At March 31, 1999, there was approximately $2 million outstanding under this facility.

     The Company maintains a secured, demand revolving line of credit for its German subsidiary, pursuant to which it may borrow in Deutschmarks up to DM 1,500,000 (the equivalent of approximately $820,000 at March 31, 1999), based upon its eligible accounts receivable and eligible inventory, and the creditor is entitled to the benefit of a limited guarantee by the Company of up to DM 300,000 (the equivalent of approximately $160,000 at March 31, 1999). The line bears interest at 8.25%. At March 31, 1999, there were no amounts outstanding under this line.

     In Italy, Lifeboat Italy has banking arrangements with several Italian banks, pursuant to which it may borrow in lire on an unsecured, demand basis to finance working capital requirements, through credit and overdrafting privileges, as well as receivables-based advances. The aggregate credit and overdraft limits of such arrangements at March 31, 1999 were approximately Lit 2,800,000,000 (the equivalent of approximately $1.5 million at March 31, 1999). The unsecured borrowings bear interest at market rates ranging from 6.25% to 9.00%. At March 31, 1999 there were no amounts outstanding under this line.

     The Company's subsidiary in The Netherlands, Logicsoft Europe, BV, maintains a demand revolving line of credit pursuant to which it may borrow in guilders up to DFL 2.5 million (the equivalent of approximately $1.2 million at March 31, 1999), and is secured by its accounts receivable and inventory. The line bears interest at 5.875%. At March 31, 1999 approximately $600,000 of this credit facility was used.

     In France, ISP*F maintains a demand revolving line of credit pursuant to which it may borrow up to FRF 3.0 million (the equivalent of approximately $490,000 at March 31, 1999), and is secured by its accounts receivable and inventory and a FRF 3.0 million letter of credit. At March 31, 1999, there were no amounts outstanding under this line.

CERTAIN FACTORS AFFECTING OPERATING RESULTS

     Certain statements contained in, or incorporated by reference in, this Form 10-Q are forward-looking in nature. Such statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should" or "anticipates" or the negative thereof or comparable terminology, or by discussions of strategy. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from those projected in such forward-looking statements. The Company cautions the reader that this list of factors may not be exhaustive.

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

YEAR 2000 COMPLIANCE

     The Company believes that its present IT system is Year 2000 compliant. The Company has also conducted an investigation and received certification from its major suppliers that they are fully Y2K compliant.

     The Company is continuing to conduct a review of key publishers to determine whether their software products meet Year 2000 requirements. The Company has continued to post updated information on Y2K compliance on its websites. In the event that the Company's key publishers cannot provide the Company with software products that meet Year 2000 requirements on a timely basis, or if customers delay or forego software purchases based upon Year 2000 related issues, the Company's operating results could be materially adversely affected. In general, as a reseller of software products, the Company only passes through to its customers the applicable vendor's warranties. The Company's operating results could be materially adversely affected, however, if it were held liable for the failure of software products resold by the Company to be Year 2000 compliant despite its disclaimer of software product warranties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN OPERATIONS

     In addition to its activities in the United States, 67% of the Company's sales for the three month period ended March 31, 1999 were generated internationally. Foreign operations are subject to general risks attendant to the conduct of business in each foreign country, including economic uncertainties and each foreign government's regulations. In addition, the Company's international business may be affected by changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to certain legal proceedings and claims which have arisen in the ordinary course of business and which have not been fully adjudicated. The results of legal proceedings cannot be predicted with certainty; however, in the opinion of management, the Company does not have a potential liability related to any legal proceedings and claims that would have a material adverse effect on its financial condition or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRAMMER'S PARADISE, INC.

      May 12, 1999            By: /s/ John P. Broderick
------------------------          ----------------------------------------
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

