Form 10-Q
period 1999-06-30
PROGRAMMERS PARADISE INC
filed 1999-08-16
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from  __________ to __________

                  Commission File No. 33-92810

                           Programmer's Paradise, Inc.
--------------------------------------------------------------------------------
                         (Name of issuer in its charter)

           Delaware                                      13-3136104
   -------------------------                     -------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

1157 Shrewsbury Avenue, Shrewsbury, New Jersey             07702
----------------------------------------------   -------------------------
(Address of principal executive offices)                 (Zip Code)

Issuer's Telephone Number (732) 389-8950
                           -------------
         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         There were 5,191,641 outstanding shares of Common Stock, par value $.01 per share, as of August 10, 1999.

Exhibit index is on page 14.

                           PROGRAMMER'S PARADISE, INC.

                               Index to Form 10-Q

                                                                                                      Page No.
                                                                                                      --------
PART I -- FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 1999
                  and December 31, 1998                                                                    3

                  Condensed Consolidated Statements of Income and Comprehensive
                  Income for the six and three months ended June 30, 1999 and 1998                         4

                  Condensed Consolidated Statements of Cash Flows for the six and three Months
                  Ended June 30, 1999 and 1998                                                             5

                  Notes to Condensed Consolidated Financial Statements                                     6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.                                                               7

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                              12


PART II -- OTHER INFORMATION

         Item 1.   Legal Proceedings                                                                      13

         Item 4.   Submission of Matters to a Vote of security holders                                    13

         Item 6.   Exhibits and Reports on Form 8-K                                                       14

                               (a)   Exhibit 27 - Financial Data Schedule                                 16


                         PART I - FINANCIAL INFORMATION

                           PROGRAMMER'S PARADISE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS


                                                                          June 30,          December 31,
                                                                            1999                1998
                                                                            ----                ----
                                                                        (Unaudited)          (Audited)
  Current Assets
    Cash and cash equivalents                                           $  10,249          $   21,167
    Accounts receivable                                                    43,153              53,002
    Inventory                                                               5,744               5,335
    Prepaid expenses and other current assets                               3,055               2,925
    Deferred income taxes                                                   2,779               1,988
                                                                        ---------          ----------
  Total current assets                                                     64,980              84,417

  Equipment and leasehold improvements                                      2,315               2,317
  Goodwill                                                                 15,654              15,595
  Other assets                                                              1,626               1,286
  Deferred income taxes                                                     1,319               1,262
                                                                        ---------          ----------
                                                                        $  85,894          $  104,877
                                                                        =========          ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Notes payable to banks                                              $       0          $     674
    Accounts payable and accrued expenses                                  41,528             58,064
    Other current liabilities                                               5,400              7,993
                                                                        ---------          ----------
  Total current liabilities                                                46,928             66,731

  Other liabilities                                                             0                144
  Notes payable - Long-term                                                     0              1,761

  Stockholders' equity
    Common stock                                                               53                 50
    Additional paid-in capital                                             35,814             33,952
    Retained earnings                                                       5,072              3,186
    Treasury stock                                                            (16)              (219)
    Cumulative foreign currency translation adjustment                     (1,957)              (728)
                                                                       ----------        -----------
  Total stockholders' equity                                               38,966             36,241
                                                                       ----------        -----------
                                                                       $   85,894         $  104,877
                                                                       ==========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

                           PROGRAMMER'S PARADISE, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                      (In thousands, except per share data)

                                                                      Six months ended          Three months ended
                                                                           June 30,                  June 30,
                                                                           --------                 --------
                                                                    1999           1998         1999         1998
                                                                    ----           ----         ----         ----
Net sales                                                         $ 118,139    $ 103,973    $  60,770    $  50,780

Cost of sales                                                       103,918       90,953       53,311       44,274
                                                                  ---------    ---------    ---------    ---------
Gross profit                                                         14,221       13,020        7,459        6,506

Selling, general and administrative expenses                         10,752       10,603        5,594        5,673

Amortization expense                                                    595          491          310          246
                                                                  ---------    ---------    ---------    ---------
Income from operations                                                2,874        1,926        1,555          587

Interest, net                                                            39          140          (25)          62

Realized foreign exchange gain (loss)                                   201          (22)         220           (5)

Unrealized foreign exchange gain (loss)                                 285          (64)          58          (27)
                                                                  ---------    ---------    ---------    ---------

Income before income taxes                                            3,399        1,980        1,808          617

Provision for taxes                                                   1,448          883          845          279

                                                                  ---------    ---------    ---------    ---------
Net income                                                        $   1,951    $   1,097    $     963    $     338
                                                                  =========    =========    =========    =========

Net income per common share-Basic                                 $     .38    $     .23   $      .19    $     .07
                                                                  ---------    ---------    ---------    ---------

Net income per common share-Diluted                               $     .36    $     .21   $      .17    $     .06
                                                                  ---------    ---------    ---------    ---------

Weighted average common shares outstanding-Basic                      5,083        4,807        5,174        4,824
                                                                  ---------    ---------    ---------    ---------

Weighted average common shares outstanding-Diluted                    5,483        5,308        5,555        5,322
                                                                  ---------    ---------    ---------    ---------
Reconciliation of Net Income to Comprehensive Income:

Net Income                                                        $   1,951    $   1,097    $     963    $     338
                                                                  ---------    ---------    ---------    ---------
Other comprehensive income, net of tax:
      Foreign currency translation adjustments                         (762)        (136)        (325)         (50)
                                                                  ---------    ---------    ---------    ---------
Comprehensive Income                                              $   1,189    $     961    $     638    $     288
                                                                  =========    =========    =========    =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           PROGRAMMER'S PARADISE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (In thousands)

                                                              Six months ended
                                                                   June 30,
                                                                   --------
                                                              1999         1998
                                                              ----         ----
Cash provided by (used for)

Operations:
  Net income                                                $  1,951   $  1,097
  Adjustments for non cash charges                             1,212      1,028
  Changes in assets and liabilities                          (13,046)   (10,102)
                                                            --------   --------
 Net cash used for operations                                 (9,883)    (7,977)
Investing:
  Capital expenditures
Net cash used for investing activities                          (602)      (654)
                                                            --------   --------
                                                                (602)      (654)
Financing:
  Net proceeds from issuance of common stock/ increase in
  additional paid in capital                                   1,862         82
Other                                                            (62)         0
Sale of treasury stock                                           202          0
  Repayments under lines of credit                            (2,435)      (448)
                                                            --------   --------
Net cash provided by (used for) financing activities            (433)      (366)
                                                            --------   --------
Increase (decrease) in cash                                 $(10,918)  $ (8,997)
                                                            ========   ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           PROGRAMMER'S PARADISE, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  June 30, 1999

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. During the current quarter , certain estimates and accruals were adjusted based upon clarification of liabilities and or potential loss exposure. The net impact of these adjustments and or changes in estimates was to increase operating income by approximately $550,000. Operating results for the six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year-ended December 31, 1998.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Programmer's Paradise, Inc. is a recognized international marketer of software targeting the software development and Information Technology professionals within enterprise organizations. The Company operates principally through five distribution channels in North America and Europe - Internet, catalog, direct sales, telemarketing, and wholesale distribution. Internet sales encompass the Company's web sites. Catalog operations include worldwide catalog sales, advertising and publishing. Direct sales operations include Programmer's Paradise Corporate Sales in the United States, ISP*D International Software Partners GmbH ("ISP*D"), a wholly owned subsidiary in Munich, Germany, ISP*F International Software Partners France SA ("ISP*F"), a majority owned subsidiary in Paris, France, and Logicsoft Holding BV ("Logicsoft"), a wholly owned subsidiary located in Amsterdam, The Netherlands. Telemarketing operations are presently conducted in the United States, Germany and the United Kingdom. Wholesale operations include distribution to dealers and large resellers through Lifeboat Distribution Inc. in the United States and Lifeboat Associates Italia Srl ("Lifeboat Italy") in Milan, Italy, also subsidiaries of the Company. Website addresses are www.pparadise.com and www.supershops.com. Information contained on our web sites is not, and should not be deemed to be, a part of this report.

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

         International expansion has been an integral part of the Company's strategy. The Company began European-based operations in the first quarter of 1993 when it acquired a controlling interest in Lifeboat Associates Italia Srl, a long-standing software wholesale distributor in Italy with an orientation towards technical software. In June 1994, the Company acquired a controlling interest in ISP*D International Software Partners GmbH, a large software-only dealer and a leading independent supplier of Microsoft Select licenses and other software to many large German and Austrian companies. In January 1995, the remaining 10% interest in ISP*D was purchased by the Company. In late 1994, the Company organized a subsidiary in the United Kingdom to engage in catalog operations and in December 1995, the Company acquired Systematika Ltd., a leading reseller of technical software in the United Kingdom and the publisher of the popular System Science catalog. In January 1996, the Company formed ISP*F International Software Partners France SA, as a full service corporate reseller of PC software, based in Paris and majority owned by Programmer's Paradise France SARL. In August 1997, the Company formed Programmer's Paradise, Canada Inc., located in Mississauga, Ontario, to serve the growing developer market in Canada. In September 1997, the Company acquired Logicsoft Holding BV, the parent company of Logicsoft Europe BV, the largest software-only corporate reseller of PC software in The Netherlands. The Company estimates that it now holds the lead position in over 40% of the European software market.

RESULTS OF OPERATIONS

                  The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales.



                                                Six months ended    Three months ended
                                                    June 30,             June 30,
                                                    --------            --------
                                               1999          1998   1999      1998
                                               ----          ----   ----      ----
Net Sales                                        100.0%    100.0%    100.0%    100.0%
Cost of Sales                                     88.0      87.5      87.7      87.2
                                                 -----     -----     -----     -----
Gross Profit                                      12.0      12.5      12.3      12.8
Selling, general and administrative expenses       9.1      10.2       9.2      11.2

Amortization expense                               0.5       0.4       0.5       0.4
                                                 -----     -----     -----     -----
Income from operations                             2.4       1.9       2.6       1.2

Interest income (expense), net                     0.0       0.1       0.0       0.1

Realized foreign exchange gain (loss)              0.2       0.0       0.4       0.0

Unrealized foreign exchange gain (loss)            0.3      (0.1)      0.0      (0.1)
                                                 -----     -----     -----     -----
Income before income taxes                         2.9       1.9       3.0       1.2

Income taxes                                      (1.2)     (0.8)      1.4      (0.5)
                                                 -----     -----     -----     -----
Net income                                         1.7%      1.1%      1.6%      0.7%
                                                 -----     -----     -----     -----

NET SALES

         Net sales of the Company represents the gross consolidated revenue of the Company less returns. Although net sales consist primarily of sales of software, revenue from marketing services and advertising is also included within net sales. Net sales for the quarter ended June 30, 1999 increased by $10.0 million or 20%, to $60.8 million, over the same period in 1998. This increase primarily reflects the growth of the Company's Direct Sales channel and the Internet channel.

         Consolidated Internet sales revenues increased by 362% or $2.3 million for the three months ended June 30, 1999 compared to the same period in 1998. This increase was primarily due to the newly enhanced and expanded websites, the creation of on-line specialty stores and a dramatic expansion in both product offerings and product content. Direct sales revenues increased by 22% or $7.0 million for the three months ended June 30, 1999 compared to the same period in 1998. Sales were particularly strong in Germany, The Netherlands and the United States. Revenue growth in the US represents a continued increase in market share while the increase in The Netherlands and Germany is mainly attributable to execution of the relationship selling approach with existing customers. Consolidated catalog and Telemarketing revenues remained flat at $15 million for the three months ended June 30, 1999 primarily due to the shift in business from the traditional catalogs to the Internet channel. Catalog sales in the United States decreased by 5% or $ 0.6 million, which was offset by an increase of 88% or $0.6 million in Catalog sales in Canada. Revenues for the Distribution channel increased 18% or $0.7 million for the three months ended June 30, 1999 primarily due to new distribution agreements signed with software publishers in the United States.

         Geographically, approximately 64% and 66% of the revenues were derived from the European operations for the three months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998 these percentages amount to approximately 65% and 68%, respectively.

GROSS PROFIT

         Gross profit represents the difference between net sales and costs of sales. Cost of sales is composed primarily of amounts paid by the Company to publishers and vendors plus catalog printing and mailing costs. Publisher and vendor rebates are credited against cost of sales. For the three-month period ended June 30, 1999, gross profit as a percentage of sales decreased from 12.8 % to 12.3% over the same period in 1998, mainly reflecting a shift in the mix of sales through the Company's distribution channels as a result of the substantial increase in lower margin direct sales, primarily Microsoft Select licensing sales. Gross profit in absolute dollars for the three-month period ended June 30, 1999 increased by $953,000 over the previous year, which reflects the strength of the direct sales channel in the quarter.

         The mix of products sold and the mix of distribution channels have affected gross margins. Historically, the gross margins attained in the catalog channel have been higher than either the direct sales or distribution channels. Margins within the direct sales channel are also subject to mix variations as Microsoft Select License sales typically produce lower gross margin results. The emergence of the Internet as a viable commerce channel has caused the Company to experience competitive margin pressures. The Company anticipates that this margin pressure will continue for the next few quarters.

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

         SG&A expenses as a percentage of revenues decreased by 2% for the three months ended June 30, 1999 compared to the same period in 1998. SG&A expenses in absolute dollars for the three-month period ended June 30, 1999 decreased by $79,000 when compared to the same period in 1998. This decrease mainly reflects cost savings initiatives surrounding catalog production as well as headcount reductions in some of the foreign subsidiaries.

         Geographically, the North America operation of the Company accounted for approximately 47% and 42% of total SG&A expenditure for the three months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998, these percentages are approximately 43% and 54%, respectively.

AMORTIZATION EXPENSE

         Amortization  expense  includes the  systematic  write-off of goodwill.
Amortization expense for the three months ended June 30, 1999 increased by $64,000 as compared to the same period in 1998. This increase reflects the amortization of the excess of the purchase price over the fair value of the net assets acquired in connection with the acquisition of Logicsoft. The purchase contract with Logicsoft Holding BV included an "earn-out" feature based on results of operations for the fiscal year ended December 31, 1998. As a result, the Company has recorded an additional $2.2 million as goodwill at December 31, 1998, which is being amortized over a fifteen-year period.

INTEREST, NET

         Interest expense for the quarter was $25,000 compared to interest income of $62,000 for the same period last year. The repayment of the Dutch Guilder loan mainly caused this decrease. This repayment triggered a prepayment penalty of approximately $50,000.

REALIZED FOREIGN EXCHANGE GAIN (LOSS)

         Realized foreign exchange gain for the three months ended June 30, 1999 was $220,000 compared to a realized foreign exchange loss of $5,000 in the same period in 1998. The realized gain in the second quarter of 1999 is primarily due to the repayment of the Dutch Guilder loan. This repayment resulted in a realized foreign exchange gain of approximately $185,000.

UNREALIZED FOREIGN EXCHANGE GAIN (LOSS)

         Unrealized foreign exchange gain for the three months ended June 30, 1999 was $58,000 compared to a unrealized foreign exchange loss of $27,000 in the same period in 1998. The unrealized profit in this second quarter is primarily due to the continuing rise of the US$ against the EURO from April 1, 1999 to June 30, 1999. The Company does not hedge its net asset exposure to fluctuations in the US$ against any such local currency exchange rates. Although the Company does maintain bank accounts in local currencies to reduce currency exchange fluctuations, the Company is, nevertheless, subject to risks associated with such fluctuations.

INCOME TAXES

         Provision for income tax was $845,000 for the three months ended June 30, 1999, compared to $279,000 for the same period in 1998. As a percentage of income before taxes the provision for income tax increased from 45% in 1998 to 47% in 1999. The fluctuations in the Company's effective tax rate reflect the negative impact of certain unprofitable international subsidiaries whose current period losses had no offsetting tax benefits.

NET INCOME

         Net income was $963,000 or $.17 per share on a diluted basis with approximately 5,555,000 weighted average common shares outstanding for the quarter ended June 30, 1999 compared to $338,000 or $.06 per share on a diluted basis with approximately 5,322,000 weighted average common shares outstanding for the same period of the previous year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary capital needs have been to fund the working capital requirements created by its sales growth and to make acquisitions. The Company had cash and cash equivalents of $10.2 million and net working capital of $18.0 million at June 30, 1999.

         Net cash used for operations was $9.8 million for the six months ended June 30, 1999 compared with $8.0 million of cash used for operating activities in the same period of the previous year. Cash was primarily used for a reduction in accounts payable and other liabilities (approximately $20.2 million), offset by a reduction in accounts receivable (approximately $9.8 million) as well as net earnings for the period.

         Net cash used for financing remained flat at $0.4 million for the six months ended June 30, 1999 compared to $0.4 million in the same period of the previous year. This primarily reflects the result of favorable permanent tax differences due to stock options exercised in the first quarter of 1999 and repayment of the Dutch Guilder loan in the second quarter of 1999.

          Domestically, the Company has a committed line of credit whereby the Company can borrow up to $7.5 million with interest at either the prime rate or Euro rate plus 200 basis points. The facility expires on June 30, 1999 and is secured by all the domestic assets of the Company and 65% of the outstanding stock of the foreign subsidiaries and contains certain covenants that require the Company to maintain a minimum level of tangible net worth and working capital. At June 30, 1999, there was $ 11,000 outstanding under the line. In June the facility was extended at the same terms for a period of 9 months, expiring March 31, 2000.

          During 1997, the Company entered into a five-year term loan agreement in the US$ equivalent of $3.0 million bearing interest at 6.17%. The loan is denominated in Dutch Guilders and is secured by the assets of the Company and 65% of the stock of foreign subsidiaries. Due to the strong US$ the Company decided to prepay this Dutch Guilder loan. In May 1999 the loan was repaid.

          The Company maintains a secured, demand revolving line of credit for its German subsidiary, pursuant to which it may borrow in Deutsche marks up to DM 1,500,000 (the equivalent of approximately $820,000 at June 30, 1999), based upon its eligible accounts receivable and eligible inventory, and the creditor is entitled to the benefit of a limited guarantee by the Company of up to DM 300,000 (the equivalent of approximately $160,000 at June 30, 1999). The line bears interest at 8.25%. At June 30, 1999, there were no amounts outstanding under this line.

          In Italy, Lifeboat Italy has banking arrangements with several Italian banks, pursuant to which it may borrow in lire on an unsecured, demand basis to finance working capital requirements, through credit and over drafting privileges, as well as receivables-based advances. The aggregate credit and overdraft limits of such arrangements at June 30, 1999 were approximately Lit 2,800,000,000 (the equivalent of approximately $1.5 million at June 30, 1999). The unsecured borrowings bear interest at market rates ranging from 6.25% to 9.00%. At June 30, 1999 there were no amounts outstanding under this line.

          The Company's subsidiary in The Netherlands, Logicsoft Europe, BV, maintains a demand revolving line of credit pursuant to which it may borrow in guilders up to DFL 2.5 million (the equivalent of approximately $1.2 million at June 30, 1999), and is secured by its accounts receivable and inventory. The line bears interest at 5.875%. At June 30, 1999 there were no amounts outstanding under this line.

          In France, ISP*F maintains a demand revolving line of credit pursuant to which it may borrow up to FRF 3.0 million (the equivalent of approximately $490,000 at June 30, 1999), and is secured by its accounts receivable and inventory and a FRF 3.0 million letter of credit. At June 30, 1999, there were no amounts outstanding under this line.

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

YEAR 2000 COMPLIANCE

         The Company believes that its present IT systems are Year 2000 compliant. The Company has also conducted an investigation and received certification from its major suppliers that they are fully Y2K compliant.

         The Company is continuing to conduct a review of key publishers to determine whether their software products meet Year 2000 requirements. The Company has continued to post updated information on Y2K compliance on its websites. In the event that the Company's key publishers cannot provide the Company with software products that meet Year 2000 requirements on a timely basis, or if customers delay or forego software purchases based upon Year 2000 related issues, the Company's operating results could be materially adversely affected. In general, as a reseller of software products, the Company only sells a license to its customers from the applicable vendor and the vendor's warranties run directly to or are passed through the Company's customer. The Company's operating results could be materially adversely affected, however, if it were held liable for the failure of software products resold by the Company to be Year 2000 compliant despite its disclaimer of software product warranties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN OPERATIONS

         In addition to its activities in the United States, 64% of the Company's sales for the three month period ended June 30, 1999 were generated internationally. Foreign operations are subject to general risks attendant to the conduct of business in each foreign country, including economic uncertainties and each foreign government's regulations. In addition, the Company's international business may be affected by changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors.

FOREIGN EXCHANGE

          The Company's shipments to foreign subsidiaries are invoiced in US$. As a result, the Company believes its foreign exchange exposure caused by these shipments is insignificant. The Company is, however, exposed to exchange conversion differences in translating foreign results of operations to U.S. dollars. Depending upon the strengthening or weakening of the US$, these conversion differences could be significant.

         Sales to customers in European countries and borrowings by the Company's European subsidiaries are denominated in local currencies. The Company does not hedge its net asset exposure to fluctuations in the U.S. Dollar against any such local currency exchange rates. Although the Company does maintain bank accounts in local currencies to reduce currency exchange fluctuations, the Company is, nevertheless, subject to risks associated with such fluctuations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders (the "Meeting") during the fiscal quarter ended June 30, 1999.

       (a)      The date of the Meeting was June 17, 1999

       (b) At the Meeting , the following persons were elected as directors of the Company, each receiving the number of votes set forth opposite their names below:

                          For          Against         Abstain
                          ---          -------         -------
William Willett         4,320,913      15,887            --
F. Duffield Meyercord   4,320,913      15,887            --
Edwin H. Morgens        4,320,913      15,887            --
Allan D. Weingarten     4,320,913      15,887            --

                 (c) The Stockholders also ratified the selection of Ernst & Young LLP as the independent auditors of the Company. Such ratification was approved as follows:

                          For           Against        Abstain
                          ---           -------        -------
                        4,327,379        1,726           7,695


ITEM 5. OTHER INFORMATION

         Under SEC Rule 14a-4(c)1, if a proposal is to be submitted for a vote at the Company's next annual meeting of stockholders and the proposal is not submitted for inclusion in the Company's proxy statement and the proxy card in compliance with the processes of SEC Rule 14a-8, then, if the Company does not have notice of the proposal at least 45 days before the date on which the Company first mailed its proxy materials for the prior year's annual meeting ( or any earlier or later date specified in any overriding advance notice provision in the Company's certificate of incorporation or by-laws), proxies solicited by the Company may confer discretionary authority to vote on the proposal. Based on the foregoing, the date after which notice of such a proposal submitted outside the processes of Rule 14a-8 will be considered untimely with respect to the Company's annual meeting of Stockholders is March 14, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

         (a)  Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PROGRAMMER'S PARADISE, INC.

      August 16, 1999                  By: /s/ John P. Broderick
-------------------------------            --------------------------------
          Date John P. Broderick, Chief Financial Officer, Vice President of Finance and duly authorized officer

                                  EXHIBIT INDEX

 Exhibit
 Number                      Description of Exhibits                  Page No.
 ------                      -----------------------                  --------

     27                      Financial Data Schedule                       16