Form 10-Q
period 1999-09-30
PROGRAMMERS PARADISE INC
filed 1999-11-15
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

     For the quarterly period ended September 30, 1999

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934

     For the transition period from __________ to __________

     Commission File No. 33-92810

                           Programmer's Paradise, Inc.
          ------------------------------------------------------------
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

         There were 5,109,141 outstanding shares of Common Stock, par value $.01 per share, as of November 8, 1999.

                           PROGRAMMER'S PARADISE, INC.

                               Index to Form 10-Q



                                                                                                 Page No.
                                                                                                 --------
PART I -- FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets as of September 30, 1999
              and December 31, 1998                                                                   3

              Condensed Consolidated Statements of Operations and Comprehensive
              Income (Loss) for the nine and three months ended September 30, 1999 and 1998           4

              Condensed Consolidated Statements of Cash Flows for the nine months
              ended September 30, 1999 and 1998                                                       5

              Notes to Condensed Consolidated Financial Statements                                    6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.                                                              7

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                             12


PART II -- OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                      13

     Item 6.   Exhibits and Reports on Form 8-K                                                      13

               (a)   Exhibit 27 - Financial Data Schedule                                            16



                         PART I - FINANCIAL INFORMATION

                           PROGRAMMER'S PARADISE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                                                       September 30,     December 31,
                                                                           1999              1998
                                                                          -----             ------
                                                                        (Unaudited)        (Audited)
  Current Assets
    Cash and cash equivalents                                           $  7,134         $   21,167
    Accounts receivable                                                   34,630             53,002
    Inventory                                                              6,126              5,335
    Prepaid expenses and other current assets                              3,002              2,925
    Deferred income taxes                                                  3,271              1,988
                                                                        ----------       -------------
  Total current assets                                                    54,163             84,417

  Equipment and leasehold improvements                                     2,196              2,317
  Goodwill                                                                14,709             15,595
  Other assets                                                             1,378              1,286
  Deferred income taxes                                                      489              1,262
                                                                       ----------        -----------
                                                                        $ 72,935          $ 104,877
                                                                        ========         ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Notes payable to banks                                              $     17         $      674
    Accounts payable and accrued expenses                                 30,910             58,064
    Other current liabilities                                              5,151              7,993
                                                                       ----------        -----------
  Total current liabilities                                               36,078             66,731

  Other liabilities                                                            0                144
  Notes payable - Long-term                                                    0              1,761

  Stockholders' equity
    Common stock                                                              53                 50
    Additional paid-in capital                                            35,830             33,952
    Retained earnings                                                      2,750              3,186
    Treasury stock                                                            (3)              (219)
    Accumulated other comprehensive loss                                  (1,773)              (728)
                                                                       ----------        -----------
  Total stockholders' equity                                              36,857             36,241
                                                                       ----------        -----------
                                                                       $  72,935         $  104,877
                                                                       =========          ==========

The accompanying notes are an integral part of these consolidated financial statements.

                           PROGRAMMER'S PARADISE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

                      (In thousands, except per share data)


                                                                      Nine months ended               Three months ended
                                                                        September 30,                     September 30,
                                                                        -------------                     -------------
                                                                    1999             1998              1999            1998
                                                                    ----             ----              ----            ----

Net sales                                                        $168,334         $158,434           $50,195         $54,461
                                                                  -------          -------           -------           -----
Cost of sales                                                     149,846          138,707            45,928          47,754
                                                                  -------          -------            -------         -------
Gross profit                                                       18,488           19,727             4,267           6,707

Selling, general and administrative expenses                       17,178           15,965             6,427           5,362

Amortization expense                                                1,547              736               952             246
                                                                  -------          -------           -------         -------
Income (loss) from operations                                        (237)           3,026           (3,112)           1,099

Interest, net                                                          61              216                23              76

Realized foreign exchange gain (loss)                                 190              (11)              (11)             52

Unrealized foreign exchange gain                                      345               84                60             108
                                                                  -------          -------           -------         -------

Income (loss) before income taxes                                     359            3,315            (3,040)          1,335

Provision (benefit) for taxes                                         731            1,538              (717)            655
                                                                  -------          -------           -------         -------

Net income (loss)                                                 $  (372)         $ 1,777           $(2,323)          $ 680
                                                                  =======          =======          ========         =======

Net income (loss) per common share-Basic                           $ (.07)            $.37            $ (.45)           $.14
                                                                  -------          -------           -------         -------

Net income (loss) per common share-Diluted                         $ (.07)            $.33            $ (.45)           $.13
                                                                  -------          -------           -------           -----

Weighted average common shares outstanding-Basic                    5,120            4,805             5,194           4,800
                                                                  -------          -------           -------           -----

Weighted average common shares outstanding-Diluted                  5,120            5,306             5,194           5,134
                                                                  -------          -------            ------           -----

Reconciliation of Net Income to Comprehensive Income:

Net Income (loss)                                                  $ (372)         $ 1,777          $ (2,323)          $ 680
                                                                  -------          -------           -------           -----
Other comprehensive income (loss), net of tax:

   Foreign currency translation adjustments                          (623)             (70)              114            (191)
                                                                  -------          -------           -------         -------
Comprehensive Income (loss)                                       $  (995)         $ 1,707          $ (2,209)          $ 489
                                                                  ========         ========         ========        ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                     PROGRAMMER'S PARADISE, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                           (In thousands)


                                                               Nine months ended
                                                                 September 30,
                                                              1999          1998
                                                             -----          -----

Cash provided by (used for)

Operations:
  Net income (Loss)                                         $(372)         $1,777
  Adjustments for non cash charges                          2,413           1,448
  Changes in assets and liabilities                       (15,349)         (7,732)
Net cash used for operations                              --------         -------
                                                          (13,308)         (4,507)
                                                          --------         -------
Investing:
  Capital expenditures                                      (324)          (1,312)
                                                          --------         -------
Net cash used for investing activities                      (324)          (1,312)
                                                          --------         -------
Financing:

  Net proceeds from issuance of common
  stock/ increase in  additional paid in capital           1,878             (269)

Other                                                        (60)               0
Sale of treasury stock                                      (216)               0
  Repayments under lines of credit                         (2,435)           (599)
                                                          --------         -------
Net cash used for financing activities                       (401)           (868)
                                                          --------         -------
Decrease in cash                                         $(14,033)        $(6,687)
                                                         =========        ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           PROGRAMMER'S PARADISE, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                               September 30, 1999

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. During the current quarter, certain estimates and accruals were adjusted based upon clarification of liabilities and or potential loss exposure. The net impact of these adjustments and or changes in estimates was to decrease operating income by approximately $650,000. Operating results for the nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2. Assets and liabilities of the foreign subsidiaries, all of which are located in Europe and Canada, have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year. Resulting cumulative translation adjustments have been recorded within accumulated other comprehensive loss which is classified as a separate component of stockholders' equity.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Programmer's Paradise, Inc. is a recognized international marketer of software targeting the software development and Information Technology professionals within enterprise organizations. The Company operates principally through five distribution channels in North America and Europe - Internet, catalog, direct sales, telemarketing, and wholesale distribution. Internet sales encompass the Company's web sites. Catalog operations include worldwide catalog sales and advertising. Direct sales operations include Programmer's Paradise Corporate Sales in the United States, ISP*D International Software Partners GmbH ("ISP*D"), a wholly owned subsidiary in Munich, Germany, ISP*F International Software Partners France SA ("ISP*F"), a majority owned subsidiary in Paris, France, and Logicsoft Holding BV ("Logicsoft"), a wholly owned subsidiary located in Amsterdam, The Netherlands. Telemarketing operations are presently conducted in the United States, Germany and the United Kingdom. Wholesale operations include distribution to dealers and large resellers through Lifeboat Distribution Inc. in the United States and Lifeboat Associates Italia Srl ("Lifeboat Italy") in Milan, Italy, also subsidiaries of the Company. Website addresses are www.pparadise.com and www.supershops.com. Information contained on our web sites is not, and should not be deemed to be, a part of this report.

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

         International expansion has been an integral part of the Company's strategy. The Company began European-based operations in the first quarter of 1993 when it acquired a controlling interest in Lifeboat Associates Italia Srl, a long-standing software wholesale distributor in Italy with an orientation towards technical software. In June 1994, the Company acquired a controlling interest in ISP*D International Software Partners GmbH, a large software-only dealer and a leading independent supplier of Microsoft Select licenses and other software to many large German and Austrian companies. In January 1995, the remaining 10% interest in ISP*D was purchased by the Company. In late 1994, the Company organized a subsidiary in the United Kingdom to engage in catalog operations and in December 1995 the Company acquired Systematika Ltd., a leading reseller of technical software in the United Kingdom and the publisher of the popular System Science catalog. In January 1996, the Company formed ISP*F International Software Partners France SA, as a full service corporate reseller of PC software, based in Paris and majority owned by Programmer's Paradise France SARL. In August 1997, the Company formed Programmer's Paradise, Canada Inc., located in Mississauga, Ontario, to serve the growing developer market in Canada. In September 1997, the Company acquired Logicsoft Europe BV, the largest software-only corporate reseller of PC software in The Netherlands.

RESULTS OF OPERATIONS

                  The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales.

                                                                       Nine months ended        Three months ended
                                                                         September 30,               September 30,
                                                                      1999          1998          1999      1998
                                                                      ----          ----          ----      -----
Net Sales                                                            100.0%        100.0%        100.0%       100.0%
Cost of Sales                                                         89.0          87.5          91.5         87.7
                                                                   -----------   -----------   -----------  -----------
Gross Profit                                                          11.0          12.5           8.5        12.3
Selling, general and administrative expenses                          10.2          10.0          12.8         9.8

Amortization expense                                                    0.9           0.5          1.9         0.5
                                                                   -----------   -----------   -----------  -----------
Income (loss) from operations                                          (0.1)          2.0         (6.2)        2.0

Interest income, net                                                    0.0           0.1          0.0         0.1
                                                                                          -
Realized foreign exchange gain (loss)                                   0.1           0.0          0.0         0.0

Unrealized foreign exchange gain (loss)                                 0.2          (1.0)         0.1         0.4
                                                                   ------------  ----------- ------------  -----------
Income before income taxes                                              0.2           2.1          (6.1)       2.5

Provision (benefit) for Income taxes                                    0.4          (1.0)         (1.3)       (1.3)
                                                                   -----------   ------------ ------------  -----------
Net income (loss)                                                      (0.2)%         1.1%        (4.7)%       1.2%
                                                                   ----------    ---------    ------------  -----------



NET SALES

         Net sales of the Company represents the gross consolidated revenue of the Company less returns. Although net sales consist primarily of sales of software, revenue from marketing services and advertising is also included within net sales. Net sales for the quarter ended September 30, 1999 decreased by $4.3 million or 8%, to $50.2 million, over the same period in 1998. This decrease primarily reflects the significant slowdown in software sales in Europe in reaction to the upcoming millennium. Many of our customers have initiated a "lockdown" approach to operating systems, applications and hardware for the balance of the year. Net sales for the nine months ended September 30, 1999 increased by $9.9 million or 6% over the same period in 1998 to $168.3 million. This increase primarily reflects the growth of the Company's Direct sales channel and the Internet channel.

         Consolidated Internet sales revenues increased by 240% or $2.4 million for the three months ended September 30, 1999 compared to the same period in 1998. This increase was primarily due to the newly enhanced and expanded websites, the creation of on-line specialty stores and aggressive expansion in both product offerings and product content. Direct sales revenues decreased by 13% or $4.3 million for the three months ended September 30, 1999 compared to the same period in 1998. The $ 4.9 million decrease in the European Direct sales was partially offset by an increase of $0.6 million or 28% of Direct sales in North America. Revenue growth in the United States represents a continued increase in market share while the decrease in Europe is mainly attributable to the "lockdown" related to the upcoming millennium, which appears to pervade the whole of Europe. Consolidated Catalog and Telemarketing revenues decreased by $2.5 million for the three months ended September 30, 1999 primarily due to the shift in business from the traditional catalogs to the Internet channel and the disappointing demand from Developer Days '99. Sales from this year's event were down by approximately $1 million from last year. Revenues for the Distribution channel increased 12% or $0.4 million for the three months ended September 30, 1999.

         For the nine months ended September 30, 1999 Internet sales increased by 300% or $6.3 million compared to the same period in 1998. This increase was primarily due to the newly enhanced and expanded websites, the creation of on-line specialty stores and aggressive expansion in both product offerings and product content. Direct sales revenues for the nine months ended September 30, 1999 increased by 6% or $5.9 million, primarily due to strong Direct sales in North America. North American Direct sales generated $ 4.4 million or 78% more revenue compared to the same period in 1998 and represents a continued increase in market share since the Company introduced this channel in the US in late 1997. Consolidated Catalog and Telemarketing revenues decreased by $3.2 million for the nine months ended September 30, 1999 primarily due to the shift in North America's business from the traditional catalogs to the Internet channel and the disappointing demand from Developer Days '99. Sales from this year's event were down by approximately $ 1,000,000 from last year. Revenues for the Distribution channel increased 14% or $1.6 million for the nine months ended September 30, 1999. This increase was mainly attributable to new distribution agreements signed with software publishers in the United States.

         Geographically, approximately 62% and 67% of the revenues were derived from the European operations for the three months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998 these percentages amount to approximately 64% and 67%, respectively.

GROSS PROFIT

         Gross profit represents the difference between net sales and costs of sales. Cost of sales is composed primarily of amounts paid by the Company to publishers and vendors plus catalog printing and mailing costs. Publisher and vendor rebates are credited against cost of sales. For the three-month period ended September 30, 1999, gross profit as a percentage of sales decreased from
12.3 % to 8.5% over the same period in 1998. Margins in the Direct sales channel are impacted by vendor rebates which are tied to sales goals. Vendor rebates can account for as much as 4% of sales. Due to the "lockdown" effect experienced in Europe, actual rebates earned amounted to approximately 1% of direct sales revenues. In addition, margins are impacted by the mix of advertising dollars recognized during the quarter in relation to the costs of producing the respective catalogs. During the current quarter, net marketing income decreased by $0.4 million.

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

         SG&A expenses as a percentage of revenues increased by 3% for the three months ended September 30, 1999 compared to the same period in 1998. For the nine month period ended September 30, 1999 SG&A expenses as a percentage of revenue increased by 0.2% compared to the same period in 1998. SG&A expenses in absolute dollars for the three-month period ended September 30, 1999 increased by $1.1 million when compared to the same period in 1998. The increase for both the quarter and year to date amounts reflects an investment in infrastructure to support the growing Internet channel. This investment includes both personnel as well as marketing expenditures.

         Geographically, the North America operations of the Company accounted for approximately 42% and 40% of total SG&A expenditure for the three months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998, these percentages were approximately 43% and 41%, respectively.

AMORTIZATION EXPENSE

         Amortization expense includes the systematic write-off of goodwill. Amortization expense for the three months ended September 30, 1999 increased by $706,000 as compared to the same period in 1998. This increase mainly reflects a one-time charge for the write-off of the goodwill associated with the acquisition of Lifeboat Italia, SRL, which amounted to approximately $ 650,000 and the amortization of the excess of the purchase price over the fair value of the net assets acquired in connection with the acquisition of Logicsoft. The purchase contract with Logicsoft Holding BV included an "earn-out" feature based on results of operations for the fiscal year ended December 31, 1998. As a result, the Company has recorded an additional $2.2 million as goodwill at December 31, 1998, which is being amortized over a fifteen-year period.

INTEREST, NET

         Net interest income decreased during the three and nine month periods ended September 30, 1999, compared to the same periods during the prior year as a result of the utilization of cash to liquidate accounts payable balances.

REALIZED FOREIGN EXCHANGE GAIN (LOSS)

         Realized foreign exchange loss for the three month period ended September 30, 1999 was $11,000. This is a result of changes in the Euro and GBP rates against the US$. For the nine month period ended September 30, 1999 realized foreign exchange gain amounted to $190,000. This realized gain is primarily caused by the repayment of the Dutch Guilder loan in the second quarter of 1999. This repayment resulted in a realized foreign exchange gain of approximately $185,000.

UNREALIZED FOREIGN EXCHANGE GAIN

         Unrealized foreign exchange gain increased during the three and nine month periods ended September 30, 1999, compared to the same periods during the prior year as a result of the rise of the US$ against the Euro from January 1, 1999 to September 30, 1999. The Company does not hedge its net asset exposure to fluctuations in the US$ against any such local currency exchange rates. Although the Company does maintain bank accounts in local currencies to reduce currency exchange fluctuations, the Company is, nevertheless, subject to risks associated with such fluctuations.

INCOME TAXES

         Benefit for income tax was $717,000 for the three months ended September 30, 1999, compared to a provision of $655,000 for the same period in 1998. As a percentage of income (loss) before taxes the (benefit) provision for income tax decreased from a 49% provision in 1998 to a 24% benefit in 1999. The fluctuations in the Company's effective tax rate reflect the negative impact of the one-time charge for the write-off of the goodwill associated with the acquisition pf Lifeboat Italia, SRL that amounted to approximately $650,000. This charge is not deductible for tax purposes. Furthermore, certain international subsidiaries operating losses had no offsetting tax benefits.

NET INCOME (LOSS)

         The basic weighted average basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method.

         Net loss was $2,323,000 or $.45 per share on a diluted and basic basis with approximately 5,194,000 weighted average common shares outstanding for the quarter ended September 30, 1999 compared to net income of $680,000 or $.13 per share on a diluted basis with approximately 5,134,000 weighted average common shares outstanding for the same period of the previous year. In accordance with SFAS 128 the computation of diluted earnings per share for the three month period ended September 30, 1999 did not include any outstanding options since including these would have an antidilutive effect on earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary capital needs have been to fund the working capital requirements created by its sales growth and to make acquisitions. The Company had cash and cash equivalents of $7.1 million and net working capital of $18.1 million at September 30, 1999.

         Net cash used for operations was $13.3 million for the nine months ended September 30, 1999 compared with $4.5 million of cash used for operating activities in the same period of the previous year. Cash was primarily used for a reduction in accounts payable and other liabilities (approximately $27.2 million), offset by a reduction in accounts receivable (approximately $18.3 million). Furthermore cash was used to pay the "earn-out" amount related to the purchase of Logicsoft Europe BV ( approximately $2.2 million).

         Net cash used for financing activities was $0.4 million for the nine months ended September 30, 1999 compared to $0.9 million in the same period of the previous year. This primarily reflects the result of favorable permanent tax differences due to stock options exercised in the first quarter of 1999 and repayment of the Dutch Guilder loan in the second quarter of 1999.

          Domestically, the Company has a committed line of credit whereby the Company can borrow up to $7.5 million with interest at either the prime rate or Euro rate plus 200 basis points. The facility expires on March 31, 2000 and is secured by all the domestic assets of the Company and 65% of the outstanding stock of the foreign subsidiaries and contains certain covenants that require the Company to maintain a minimum level of tangible net worth and working capital. At September 30, 1999, there were no amounts outstanding under the line.

          The Company maintains a secured, demand revolving line of credit for its German subsidiary, pursuant to which it may borrow in Deutsche marks up to DM 1,500,000 (the equivalent of approximately $810,000 at September 30, 1999), based upon its eligible accounts receivable and eligible inventory, and the creditor is entitled to the benefit of a limited guarantee by the Company of up to DM 300,000 (the equivalent of approximately $160,000 at September 30, 1999). The line bears interest at 8.25%. At September 30, 1999, there were no amounts outstanding under this line.

          In Italy, Lifeboat Italy has banking arrangements with several Italian banks, pursuant to which it may borrow in lire on an unsecured, demand basis to finance working capital requirements, through credit and over drafting privileges, as well as receivables-based advances. The aggregate credit and overdraft limits of such arrangements at September 30, 1999 were approximately Lit 2,800,000,000 (the equivalent of approximately $1.5 million at September 30,
1999). The unsecured borrowings bear interest at market rates ranging from 6.25% to 9.00%. At September 30, 1999 there were no amounts outstanding under this line.

          The Company's subsidiary in The Netherlands, Logicsoft Europe, BV, maintains a demand revolving line of credit pursuant to which it may borrow in guilders up to DFL 2.5 million (the equivalent of approximately $1.2 million at September 30, 1999), and is secured by its accounts receivable and inventory. The line bears interest at 5.875%. At September 30, 1999 there were no amounts outstanding under this line.

          In France, ISP*F maintains a demand revolving line of credit pursuant to which it may borrow up to FRF 3.0 million (the equivalent of approximately $480,000 at September 30, 1999), and is secured by its accounts receivable and inventory and a FRF 3.0 million letter of credit. At September 30, 1999, there were no amounts outstanding under this line.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN OPERATIONS

         In addition to its activities in the United States, 62% of the Company's sales for the three month period ended September 30, 1999 were generated internationally. Foreign operations are subject to general risks attendant to the conduct of business in each foreign country, including economic uncertainties and each foreign government's regulations. In addition, the Company's international business may be affected by changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

         (a)  Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PROGRAMMER'S PARADISE, INC.



                    November 15, 1999          By: /s/ John P. Broderick
                    -----------------              ----------------------
                           Date                    John P. Broderick,
                                                   Chief Financial Officer,
                                                   Vice President of Finance
                                                   and duly authorized officer

                                 EXHIBIT INDEX

         Exhibit
         Number           Description of Exhibits                Page No.
         ------            ----------------------                ---------
           27             Financial Data Schedule                   16