Form 10-K
period 1999-12-31
PROGRAMMERS PARADISE INC
filed 2000-03-29
CIK 945983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended December 31, 1999

                                            OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


        For the transition period from ______________ to _______________

                        Commission file number: 33-92810

                           PROGRAMMER'S PARADISE, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                    13-3136104
(State or other jurisdiction                (IRS Employer Identification Number)
       of incorporation)

1157 Shrewsbury Avenue, Shrewsbury, New Jersey                  07702
    (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (732) 389-8950

Securities registered pursuant to section 12(b) of the Act:  NONE

Securities  registered  pursuant to section 12(g) of the Act: Common Stock,  par
value $0.01 per share                                          (Title Of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X      No
                                             ---------    -----------

        Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the closing sales price for the Registrant's Common Stock on March 13, 2000, as reported on the Nasdaq National Market, was approximately $31,811,801.

         The number of shares outstanding of the Registrant's Common Stock as of March 13, 2000: 5,202,750 shares.

         In determining the market value of the voting stock held by any non-affiliates, shares of Common Stock of the Registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of Common Stock of the Registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         Documents Incorporated by Reference: Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on June 13, 2000 are incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1 BUSINESS.

GENERAL

         Programmer's Paradise, Inc. (the "Company") is a recognized international marketer of software targeting the software development and Information Technology professionals within enterprise organizations. The Company operates principally through five distribution channels in North America and Europe - Internet, catalog, direct sales, telemarketing, and wholesale distribution. Internet sales encompass the Company's domestic and international web sites. Catalog operations include worldwide catalog sales, advertising and publishing. Direct sales operations include Programmer's Paradise Corporate Sales in the United States, ISP*D International Software Partners GmbH ("ISP*D"), a wholly owned subsidiary in Munich, Germany, ISP*F International Software Partners France SA ("ISP*F"), a majority owned subsidiary in Paris, France, and Logicsoft Holding BV ("Logicsoft"), a wholly owned subsidiary in Amsterdam, The Netherlands. Telemarketing operations are presently conducted in the United States, Germany and the United Kingdom. Wholesale operations include distribution to dealers and large resellers through Lifeboat Distribution Inc. in the United States and Lifeboat Associates Italia Srl ("Lifeboat Italy") in Milan, Italy, also subsidiaries of the Company.

         The Company's strategic focus is to expand its catalog and Internet activities while solidifying its position as the predominant direct sales company for corporate desktop application software. A key element of that strategy is to build upon its distinctive catalogs - the established Programmer's Paradise catalog, directed at independent professional programmers, and its Programmer's Supershop catalog, directed at Information Technology professionals working in large corporations, and to utilize the catalogs to direct traffic to it's web sites as well as being the initial conduit to developing its telemarketing channel. The Company's focus for direct sales is to expand revenues and income by assisting companies manage their IT expenditures, a value-added selling approach.

         Through its multiple distribution channels, the Company now offers more than 58,000 SKUs, consisting of technical and general business application software and PC hardware and components from more than 2,000 publishers and manufacturers, at prices generally discounted below manufacturers' suggested retail prices. The Company's catalogs are full color "magalogs", and offer one of the most complete collections of microcomputer technical software, including programming languages, tools, utilities, libraries, development systems, interfaces and communication products. The Company has created a niche for hard to source technical software programs and has demonstrated an ongoing capability to search and obtain titles requested by its customer base. The Company believes that its catalogs are important marketing vehicles for software publishers and manufacturers and that they provide a cost-effective and service-oriented means to market, sell and fulfill software products. The Company utilizes its proprietary and brand-distinctive logo, the "Island Man" cartoon character, on its flagship Programmer's Paradise catalog and many of it's international catalogs. In 1999, the Company distributed over 9.7 million catalogs and plans to distribute 8.5 million catalogs or 710 million pages in 2000. Catalog operations, which have historically had the highest gross margins of all the Company's distribution channels, contributed 28% of its revenue and 40% of gross margin in 1999.

         International expansion has been an integral part of the Company's strategy, with its European-based operations accounting for approximately 67% of sales for the year ended December 31,1999 and approximately 57% of gross margin for the same period. The Company began European-based operations in the first quarter of 1993 when it acquired a controlling interest in Lifeboat Associates Italia Srl, a long-standing software wholesale distributor in Italy with an orientation towards technical software. In June 1994, the Company acquired a controlling interest, and in January 1995, the Company acquired the remaining interest in ISP*D International Software Partners GmbH, a large software-only dealer and a leading independent supplier of Microsoft Select licenses and other software to many large German and Austrian companies. In late 1994, the Company organized a subsidiary in the United Kingdom to engage in catalog operations and in December 1995, the Company acquired Systematika Ltd., a leading reseller of technical software in the United Kingdom and the publisher of the popular System Science catalog. In January 1996, the Company formed ISP*F International Software Partners France SA, as a full service corporate reseller of PC software, based in Paris and majority-owned by Programmer's Paradise France SARL. In August 1997, the Company formed Programmer's Paradise, Canada Inc. located in Mississauga, Ontario, to serve the growing developer market in Canada. In September 1997, the Company acquired Logicsoft Holding BV, the parent company of Logicsoft Europe BV, the largest software-only corporate reseller of PC software in The Netherlands. The Company estimates that it now holds the lead position in over 40% of the European software market.

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

INDUSTRY BACKGROUND

         According to industry data published in January 2000, the worldwide package software market grew 14.5% in 1999 reaching revenues of $154 billion. This is more than the 12.8% growth that occurred from 1997 to 1998. It is projected that by 2003, there will be an estimated 17.4 million professional developers. The worldwide application development and deployment ("AD&D") revenue in 1999 is estimated to be $36.4 billion, reflecting a 14.7% growth over 1998. Oracle and Microsoft account for $5.6 billion and $5.0 billion of this amount, respectively. The AD&D market is expected to grow from $36.4 billion in 1999, to $64.7 billion in 2003. The compounded annual growth rate between 1998 and 2003 is expected to be 15.3% as a result of strong growth driven by Internet development tools. The Internet also made a determined push into software channels as vendors continue to streamline both delivery and pricing by encouraging end users to acquire software and licenses via the Web.

         The Company believes that through it's catalog and Internet sales channels, it is positioned to participate heavily in the worldwide package software market.

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

PRODUCTS

         The Company offers over 58,000 stock keeping units, or SKUs, from more than 2,000 publishers and manufacturers, including Microsoft, Sybase, Borland, IBM, Symantec, Blue Sky Software and NuMega Technologies, at prices generally discounted below manufacturer's suggested retail prices. The Company screens new products and selects products for inclusion in its catalogs and on its web sites based on features, quality, sales trends, price, margins and warranties.

         Software upgrades are a significant category of product offered by the Company. The Company is authorized by major microcomputer technical software publishers to stock upgrades. Upgrades are revisions to previously published software that improve or enhance certain features of the software or correct errors found in previous versions. The Company believes it offers several advantages to its customers in the upgrade process, including timely and reliable service and the ability to combine upgrades with other products on the same order. The Company has demonstrated its expertise in new product rollouts and product upgrades, and plans to leverage these past experiences with vendors contemplating new or upgrade product introductions.

MARKETING AND SALES

         The Company operates principally through five distribution channels - Internet, catalog, direct sales, telemarketing and wholesale distribution. Management believes that this diversification of distribution channels is complementary and operationally cost effective. Further, due to the volume of purchasing by the Company, and also due to the unique magazine/catalog format of the Company's catalogs, the Company believes it is able to obtain favorable pricing, prompt supply of upgrades and significant marketing funds.

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

         Customers and Backlog. No customer accounted for more than 10% of consolidated net sales in 1999 and 1998 and no material part of the business is dependent upon a single customer or a few customers, the loss of any one or more of which would have a materially adverse effect on the Company. Because the Company generally ships products within 48 hours of receipt of an order from a customer, backlog is not material to an understanding of its business.

INTERNET

         The Company conducts business via the Internet through its two domestic E-commerce enabled web sites: www.pparadise.com and www.supershops.com, and several E-commerce enabled foreign web sites. All Websites link to each other thus is creating a strong multinational Internet presence. The Company recently launched newly remodeled domestic E-commerce Websites, deploying with enhanced functionality, a new look and increased product offerings to more than 58,000 SKUs. The Company's strategy with respect to expanding its business-to-consumer and business-to-business E-commerce revenues is to capitalize on its established brand and imaging with its proprietary "Island Man" cartoon character. By leveraging the depth of its catalog distribution, furthering online strategic relationships and ongoing Internet brand awareness, the Company believes it will increase its market penetration.

          In 2000, the Company plans to print and distribute more than 710 million pages of product listings and ads as banner advertising for its E-commerce sites. In addition, the Company will establish strategic partnership arrangements with the leading content-only Websites to provide additional information to its readers.

         Electronic Services and Capabilities. The Company's electronic services and capabilities initiative provides the ability to deliver fully licensed and functioning products via the Internet. Currently the Company offers over 280 individual titles available for download. The Company recognizes the strategic importance of electronic software distribution ("ESD") and will provide support to customers electing this service.

         ESD provides customers with three benefits. First, distributing software within an organization via the company's internal network. Within a large organization, this will reduce the total cost of ownership of desktop computing assets. Second, ESD facilitates hardware and software asset management, remote desktop support and automatic installation of packaged and custom software to the desktop. The third benefit of ESD is the direct connection of business-to-consumer and business-to-business via electronic links such as the Internet. This provides the customer with fast delivery of software products and positions the Company to be highly responsive to the rapidly changing developer market.

         The Company's Websites contain an online catalog of over 58,000 of products available to purchase over the Internet. In responding to the requirements of the customers, the E-commerce catalog offers product information through a comprehensive search engine, extensive product descriptions and third-party reviews. Website functionality includes one-to-one personalization and recommendations, ad-serving and live online-help capabilities.

         To further our focus on content and community building, the Company has developed a Vendor Support area on its web sites. This empowers the Company's vendors to create and maintain product data and adjunct information.

CATALOG OPERATIONS

         The Company has two primary established catalogs - Programmer's Paradise, directed at independent programming professionals, and The Programmer's Supershop, directed at Information Technology professionals working in large corporations. These catalogs are full color "magalogs" which combine traditional catalog sales offerings with detailed product descriptions, product announcements and contain substantial amounts of paid and cooperative advertising. The Programmer's Paradise catalog features the Company's distinctive "Island Man" cartoon character and is recognized as a leading source for technical software in the United States. In 1999, the Company distributed over 9.7 million catalogs, typically featuring more than 1,100 SKUs in its larger catalogs.

         In addition to its two flagship catalogs, the Company offers an additional catalog - Enterprise Supershop (formally called NT Supershop), which is directed to the IT professional working with the NT operating platform. In September 1997, the Company launched Programmer's Paradise - Canada to support the growing Canadian developer market.

         The Company creates its domestic catalogs in-house with its own design team and production artists using a computer-based desktop publishing system. The in-house preparation of the catalogs streamlines the production process, provides greater flexibility and creativity in catalog production and results in significant cost savings.

         The Company continuously attracts new customers by selectively mailing catalogs and other direct mail materials to prospective customers, as well as through advertising in magazines and trade journals. The Company's domestic mailing list currently consists of core Programmer's Paradise and The Programmer's Supershop buyer list of approximately 150,000 customers who have purchased products from the Company within the 36 months ended December 31, 1999, plus selected names from the Company's prospect list, lists of names provided by publishers and list of names rented from others.

         In conjunction with The Programmer's Supershop and Enterprise Supershop catalogs, the Company has energized and supported an outbound telemarketing program as part of its domestic catalog operations. This telemarketing program targets mid-size to large commercial, governmental and educational accounts in the United States.

         The Company seeks to have its catalogs reach a similar status in Europe. The Company's European catalogs (Programmer's Paradise Italia, Programmer's Paradise Deutschland, Software Paradise Deutschland, Programmer's Paradise France, Programmer's Paradise U.K. and Programmer's Paradise - The Netherlands) are offshoots of the U.S. versions. They are published in local languages and present offerings in local currencies, while using similar but localized cover graphics, including the Company's proprietary logo, the "Island Man" cartoon character. The Company also distributes the popular System Science catalog in the United Kingdom. This catalog has long been established as one of the pre-eminent publications for programmers in the United Kingdom, and is produced four times per year.

         Upstream Marketing to Suppliers. The Company engages in upstream marketing to its suppliers who are software publishers by providing important services designed to enhance such supplier's ability to market its products in the programmer and developer marketplace. The Company believes that its advertising and other supplier-directed marketing activities maximize the Company's marketing reach and build relationships with leading publishers. The Company offers a menu of fee services to help its suppliers sell products, including cooperative space advertising, banner advertising on its web sites, trade show support, special publisher catalogs, demonstration disks, shipment stuffers, telephone sold-on-hold advertising and a variety of custom direct mail services. As part of these services, the Company works closely with supplier's personnel on the timing and nature of new product introductions and policies, helps build product awareness, conducts marketing programs to selected users on behalf of publishers and provides a broad range of product support.

         Cooperative and Fee-Based Advertising. The Company engages in cooperative and fee-based advertising with software publishers in accordance with written advertising insertion order agreements. Under these agreements, the Company places advertisements or prints catalogs that feature publisher products at discounted prices from retail, advertising allowances and rebates. Frequently, the

Programmer's Paradise logo and telephone number are included in the promotion of selected publishers and incoming calls are handled by Company representatives. In addition, the Company often coordinates its catalog distribution and other marketing initiatives to coincide with new product releases. Many suppliers also provide funds to the Company based upon an agreed amount of coverage given in the catalogs for their respective products, thereby financing the cost of catalog publication and distribution. In 1999, the Company's cooperative and fee-based advertising reimbursements totaled less than 9% of total product revenues in the Company's domestic operations, and significantly smaller percentages in the European operations.

DIRECT SALES

         Direct sales are primarily conducted in Europe through the Company's subsidiaries. The direct sales channel offers flexible software acquisition, volume software licensing and maintenance options specially customized to meet the needs of mid-size to large commercial, governmental and educational accounts.

         The Company serves as a designated services provider for volume licensing and maintenance ("VLM") agreements between many of its European customers and major publishers of personal computer software. VLM agreements are typically used by customers seeking to standardize desktop software applications and, consequently, typically involve significant quantities of unit sales for each customer. Under VLM agreements, the Company acts as a designated service provider to sell software licensing rights that permit customers to make copies of a publisher's software program from a master disk and distribute this software within a customer's organization for a fee for each copy made. Maintenance agreements entitle customers to all upgrades of certain products during a specified period of time, typically two years following the software purchase. Although unit volume sales are increased by the use of VLM agreements, generally lower gross margins are realized on such sales as compared to sales of full-packaged software products. The Company has been designated by Microsoft as an Authorized Reseller for its Select Licensing Program. Appointment of "Select" status in the United States and Europe enhances the Company's ability to develop the business-to-business market while servicing customers that have international licensing needs.

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

WHOLESALE OPERATIONS

         Wholesale operations include distribution to dealers and large resellers through its subsidiaries, Lifeboat Distribution Inc. ("Lifeboat") in the United States and Lifeboat Italy. Through Lifeboat and Lifeboat Italy, the Company concentrates on marketing and the reselling of programming tools and other quality technical computing product lines. Lifeboat customers consist of corporate resellers, value added resellers (VARs), consultants, system integrators and retailers who have an interest in servicing the software development and other high tech communities.

         The U.S. customers include corporate resellers such as Software Spectrum, Corporate Software, ASAP Software and Software House International. Major product lines include CompuWare-Numega, Computer Associates, Premia, Blue Sky Software, Apex, Sheridan, NetManage and Wolfram.

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

         Domestically, the Company has directed resources and expanded infrastructure designed to expand its corporate telemarketing operations. The Company believes that this channel is a natural outgrowth from the corporate influence of its catalogs.

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

         The Company believes that effective purchasing is a key element of its business strategy to provide technical software at competitive prices. The Company believes that volume purchases enable it to obtain favorable and competitive product pricing. The Company purchases products from more than 2,000 publishers. Domestically, in 1999 the Company purchased approximately 56% of their products directly from manufacturers and publishers and the balance from multiple distributors. Internationally, in 1999 the Company's foreign subsidiaries purchased approximately 59% of its products directly from manufacturers and publishers. The largest volume of purchases by the Company from distributors was from Ingram, representing approximately 16% of worldwide purchases in 1999. The Company believes it can purchase substantially all products purchased from Ingram from other competing wholesalers under similar terms. Management estimates that during 1999 approximately 50% of worldwide revenues of the Company were derived from products published by Microsoft.

         The Company attempts to manage its inventory position to generate a high number of inventory turns consistent with achieving high product availability and order fill rates. Inventory levels may vary from period to period, due in part to increases or decreases in sales levels, the Company's practice of making large-volume purchases when it deems the terms of such purchases to be attractive, and the addition of new suppliers and products. Moreover, the Company's order fulfillment and inventory control allow the Company to order certain products just in time for next day shipping. The
Company promotes the use of electronic data interchange ("EDI") with its suppliers, which helps reduce overhead and the use of paper in the ordering process. All inventory items in the U.S. are bar coded and located in computer-designated areas which are easily identified on the packing slip. All such orders are checked with bar code scanners prior to packing to ensure that each order is filled correctly. The Company also conducts a semi-annual physical inventory to verify its inventory levels on a timely basis.

         Additionally, some suppliers or distributors will "drop ship" products directly to the customers, which reduces physical handling by the Company. These inventory management techniques allow the Company to offer a greater range of products without increased inventory requirements. Generally, the Company has been able to return unsold or obsolete inventory within specified intervals of the purchase date to its vendors through written agreements with, or unwritten policies of, such vendors. Domestic orders are shipped via United Parcel Service or DHL. Upon request, at an additional charge, overnight delivery services are available. The Company operates distribution facilities in Shrewsbury, New Jersey; Mississauga, Canada; Munich, Germany; Milan, Italy; London, England; Paris, France and Amsterdam, The Netherlands.

MANAGEMENT INFORMATION SYSTEMS

         In the United States, the Company operates a management information system that allows for centralized management of key functions, including inventory and accounts receivable, purchasing, sales and distribution. The system allows the Company, among other things, to track direct marketing campaign performance, to monitor sales trends, make marketing event driven purchasing decisions, and provide product availability and order status information. In addition to the main system, the Company has systems of networked personal computers, which facilitates data sharing and provides an automated office environment, as well as microcomputer-based desktop publishing systems.

         The Company's European operations use local systems, which are being modified to allow exchange of data with the Company's U.S. operations. The
Company   believes  that  its   management   information   systems  and  planned
enhancements are sufficient to sustain its present operations and its anticipated growth for the foreseeable future.

         All Website development and maintenance is performed in-house by qualified technicians and maintained on independent servers in-house. The Company feels this is a cost-effective approach and enables it to make timely adjustments to marketing initiatives.

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

     ISP*D, ISP*F, Programmer's Paradise, Inc. and Logicsoft are Microsoft Select Large Account Resellers (LAR). The Company has multiple other alliances with publishers such as Lotus, Borland, Sybase, Attachmate, NuMega, Intersolv and Computer Associates.


EMPLOYEES

         At December 31, 1999, the Company and its subsidiaries employed 275 full-time and 13 part-time persons. The Company is not a party to any collective bargaining agreements with its employees, has experienced no work stoppages and considers its relations with its employees to be satisfactory.

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

         In addition, resellers and publishers may attempt to increase the volume of software products distributed electronically through electronic software distribution to end users' microcomputers, through CD-ROM unlocking technology, through CD-ROM based subscription services and through on-line shopping services. Any of these competitive programs, if successful, could have a material adverse effect on the Company's operations and financial condition.

SALES TAX AND REGULATORY MATTERS

         The Company presently collects state sales tax, or other similar tax, only on sales of products to residents of the State of New Jersey. Various states have tried to impose on direct marketers the burden of collecting state sales taxes on the sale of products shipped to state residents. The United States Supreme Court has affirmed its position that it is unlawful for a state to impose state sales tax collection obligations on an out-of-state mail order company whose only contacts with the state are the distribution of catalogs and other advertising materials through the mail and subsequent delivery of purchased goods by parcel post and interstate common carriers. However, it is possible that legislation may be passed to overturn such decision or the Supreme Court may change its position. Additionally, it is currently uncertain as to whether electronic commerce, which includes the Company's Internet sales activities, will be subject to state sales tax. The imposition of new state sales tax collection obligations on the Company in states to which it ships products would result in additional administrative expenses to the Company and could result in price increases to the customer, which could adversely affect the Company's business, financial condition and results of operations.

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

ITEM 2 PROPERTIES.

         At December 31, 1999, the Company leased 18,000 square feet of space at 1157 Shrewsbury Avenue, Shrewsbury, New Jersey for its corporate headquarters under a ten-year lease and an additional 7,250 square feet of space at 1163 Shrewsbury Avenue under a five-year lease. Total annual rent expense for these premises is approximately $264,000. Additionally, the Company leases approximately 3,600 square feet of office space under a three-year lease in Mississauga, Canada. The Company's European facilities, all of which are leased under long-term arrangements, are as follows: 21,700 square feet in Munich, Germany; 8,600 square feet in Milan, Italy; 3,100 square feet in London, England; 21,500 square feet in Amsterdam, The Netherlands; and 3,450 square feet in Paris, France. Total annual rent expense for the European facilities is approximately $618,000.

ITEM 3 LEGAL PROCEEDINGS.

         There are no material legal proceedings pending against the Company or any of its subsidiaries.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY.

         The executive officers of the Company are as follows:

Name                       Age      Position

William H. Willett         63       President, Chief Executive Officer
                                    and Chairman of the Board

William H. Sheehy          43       Chief Financial Officer,
                                    Vice President - Finance and Treasurer
                                    Secretary

Simon Nijnens              28       Vice President European Operations

Greg Caravello             52       Vice President - Sales

Jeffrey Largiader          41       Vice President - Marketing

Vito Legrottaglie          36       Vice President - Operations
                                    and Information Services

Alexander Alarid           39       Vice President - Internet Operations
                                    and Marketing


WILLIAM WILLETT has served as a director of the Company since 1996. In July 1998, Mr. Willett was appointed to the position of Chairman, President and Chief Executive Officer. Prior to joining the Company and since 1994, Mr.Willett was the President and Chief Operating Officer of Colorado Prime Foods located in New York.

WILLIAM SHEEHY joined the Company in February 2000 as Vice-President and Chief Financial Officer. Mr. Sheehy previously served as President and Chief Operating Officer of TechniLogix located in New Jersey. Prior to serving as President and COO he was CFO of TechniLogix for worldwide operations since 1996. From 1994 to 1996, Mr. Sheehy served as Chief Financial Officer for DLB Systems for its US and UK operations.

SIMON NIJNENS has served as the Vice-President and Chief Operating Officer of the Company's operations in Europe since November 1999. Prior to that appointment he was European Controller and Corporate Controller of the Company. Mr. Nijnens began his career as a registered accountant with Ernst & Young in Amsterdam, The Netherlands.

GREG CARAVELLO joined the Company in October 1999 as Vice-President Sales. Mr. Caravello previously held the position of Vice President U.S. Channel Sales for Platinum Technologies and also held the same position for Logic Works, Inc. Previously, Mr. Caravello served as Vice President of Sales and Marketing for Thoroughbred Software, an early 3GL entry into the UNIX marketplace, where he was a founder.

JEFFREY LARGIADER has served as the Vice-President - Marketing since 1989 and is responsible for catalog production, advertising sales, media planning and marketing communications. Prior to that and since 1983, he held various sales and product management positions with the Company and the predecessor of Lifeboat.

VITO LEGROTTAGLIE has served as the Company's Vice-President - Operations and Information Services since 1999. Prior to that and since 1997, he was Director of Information Services of the Company. Prior to joining the Company and since 1994, Mr. Legrottaglie served as Vice President - Operations for Wine Enthusiast Companies in New York, a direct mail company.

ALEXANDER ALARID joined the Company in January 2000 as Vice-President - Internet Operations and Marketing. During 1999, Mr. Alarid directed an in-house e-commerce team at Blackberry Technologies, Inc. Prior to that and since 1994, he was the architect and deployment coordinator of Website projects for such companies as Jupiter Communications, Snickelways Interactive and US Web/CKS Cornerstone, including the well-know site, VitaminShoppe.com. He was also a pioneer in implementing emerging technologies at Young & Rubicam.

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



                                    High              Low
1998
First Quarter                       10 1/2            8
Second Quarter                      11 1/8            8
Third Quarter                        8 5/8            4 3/4
Fourth Quarter                      12 5/8            5 1/8

1999

First Quarter                       17                9 3/4
Second Quarter                      15 1/2           10 1/2
Third Quarter                       15 1/4            6 5/8
Fourth Quarter                       7 5/8            5


During 1999, 326,418 shares of the Common Stock were issued to employees, former employees and directors of the Company, pursuant to the exercise of incentive stock options granted to them prior to such year under the Company's stock option plans. Such shares were issued pursuant to Rule 701 promulgated under the Securities Act of 1933, at a weighted average exercise price of $2.57.

On February 12, 1999, the Company filed a registration statement on Form S-8 with respect to the resale of 1,344,951 shares issued or issuable upon the exercise of options.

HOLDERS OF COMMON STOCK

         On March 13, 2000, 5,202,750 shares of the Company's Common Stock were outstanding. On such date, there were approximately 72 holders of record.

DIVIDENDS

         No dividends have been paid on the Company's Common Stock. The Company is limited in its ability to pay dividends by its domestic facility agreement, which presently prohibits the payments of dividends. The Company does not currently anticipate declaring or paying dividends.

ITEM 6 SELECTED FINANCIAL DATA.

                                                                  YEAR ENDED DECEMBER 31
                                                        -------------------------------------------
                                                          (In thousands, except per share data)

                                                1995        1996           1997         1998           1999
                                                ----        ----           ----         ----           ----


STATEMENT OF OPERATIONS DATA (1):

Net sales                                     $93,286   $127,680        $176,157     $234,429      $244,139
Income (loss) from operations                   2,275      2,936           6,217        5,527          (92)
Net income (loss)                               4,203      2,298           3,964        3,442         (729)
Basic net income (loss) per common share        $1.14      $0.48           $0.84        $0.72       $(0.14)
Diluted net income (loss) per common share      $1.03      $0.44           $0.75        $0.66       $(0.14)

Weighted average
  common shares outstanding-basic               3,703      4,764           4,740        4,797         5,100
Weighted average
  common shares outstanding-diluted             4,102      5,198           5,280        5,249         5,100

BALANCE SHEET DATA:

Working capital                              $ 21,689    $12,415         $16,077      $17,686       $14,806
Total assets                                   58,329     68,490          86,368      104,877        95,757
Notes payable - current                         2,469      1,135             958          674         2,628
Notes payable - long term                          --      1,050           2,220        1,761            --
Total stockholders' equity                     26,989     28,845          32,213       36,241        34,849

     (1)   Comparability   of  the   Statement  of  Operations  is  affected  by
acquisitions  occurring throughout the periods presented.

     (2) Income (loss) per share amounts for all periods presented have been restated to conform to the requirements of Statement of Financial Accounting Standards No. 128.


     ITEM 7 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW

         The Company is a distributor of software, operating principally through five distribution channels - Internet, catalogs, direct sales, telemarketing and wholesale operations. Internet sales encompass the Company's domestic and international web sites. Catalog operations include worldwide catalog sales, advertising and publishing. Direct sales operations include Programmer's Paradise Corporate Sales in the United States; ISP*D in Munich, Germany; Logicsoft, in Amsterdam, The Netherlands; both wholly owned subsidiaries of the Company, and ISP*F, located in Paris, France. Telemarketing operations are presently conducted in the United States, the United Kingdom and in Germany. The U.S. telemarketing operations are an offshoot of the catalog channel targeting corporate customers for both technical software and desktop applications.
Wholesale operations include distributions to dealers and large resellers through Lifeboat Distribution Inc. in the U.S. and Lifeboat Italy in Milan, Italy, also subsidiaries of the Company.

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

Results of Operations

         The following table sets forth for the years indicated certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales:

                                                    % to Net Sales                         % Change
                                        -----------------------------------             ---------------
                                          For the years ended December 31,
                                         1997            1998          1999          98 v 97         99 v 98
                                       -------------------------------------         -------         -------

Net sales                              100.0%          100.0%       100.0%
Cost of sales                           85.4%           87.5%        89.3%
Gross profit                            14.6%           12.5%        10.7%          (2.1%)           (1.8%)

Selling, general and
administrative expenses                 10.6%            9.7%        10.0%          (0.9%)            0.3%
Amortization of goodwill                 0.5%            0.4%         0.7%          (0.1%)            0.3%
Income (loss) from operations            3.5%            2.4%         0.0%          (1.1%)           (2.4%)
Interest (income), expense net          (0.1%)          (0.1%)       (0.1%)         (0.0%)           (0.0%)
Unrealized foreign exchange
(gain) loss                              0.0%            0.0%        (0.1%)          0.0%            (0.1%)
Income (loss) before taxes               3.6%            2.5%         0.2%          (1.1%)           (2.3%)
Provision for income tax                (1.4%)          (1.0%)       (0.5%)         (0.4%)            0.5%
Net income (loss)                        2.2%            1.5%        (0.3%)         (0.7%)           (1.8%)


NET SALES

         Net sales of the Company represents the gross consolidated revenue of the Company less returns. Although net sales consist primarily of sales of software, revenue from marketing services and advertising is also included within net sales. Net sales of the Company increased by $9.7 million or 4% to $244.1 million in 1999, and by $58.3 million or 33%, to $234.4 million in 1998 as compared to the respective preceding periods. The increase in revenues in 1999 is primarily attributable to growth in the direct sales channel. Revenues within the direct sales channel increased 3% or $5 million in 1999. The Company posted gains in the direct sales channel domestically and also in France, which grew by 60% and 28%, respectively. Revenues within the catalog channel increased from 1998 by approximately 4% to $69.1 million. Most catalog customers are individual programmers and developers and as such, were extensively involved in Y2K conversion projects and therefore delaying other development projects. In addition, no significant new technical software products were introduced into the channel during the second half of 1999 due to potential concerns surrounding Y2K issues.

         The growth in net sales in 1998 resulted from a strong growth in the direct sales channel. Revenues within the direct sales channel increased 69% or $62.4 million in 1998, the majority of which resulted from the acquisition of Logicsoft in September 1997. The Company also posted strong gains in the direct sales channel in both France and Germany, which grew by 30% and 29%, respectively. Revenues within the catalog channel declined from 1997 by approximately 5% to $66.5 million primarily due to the Y2K issue as well as the lack of new products being introduced. Most catalog customers are individual programmers and developers and as such, were extensively involved in Y2K conversion projects and therefore delaying scheduled development projects. In addition, no significant new technical software products were introduced during 1998 with the exception of Microsoft's upgrades for Visual C++ and Visual Basic in September 1998.

GROSS PROFIT

         Gross profit represents the difference between net sales and cost of sales. Cost of sales is composed primarily of amounts paid by the Company to publishers and vendors plus catalog printing and mailing costs. Publisher and vendor rebates are credited against cost of sales. Gross profit as a percentage of net sales decreased by 1.8% in 1999 from 12.5% to 10.7% reflecting a shift in the mix of sales through the Company's distribution channels as a result of the substantial increase in lower margin direct sales and Microsoft Select licensing sales.

         In the past, gross margins have been affected by the mix of products sold and the mix of distribution channels. Historically, the gross margins attained in the catalog channel have been higher than either the direct sales or distribution channels. In 1999, catalog operations contributed approximately 28% of revenue and approximately 40% of gross margin dollars as compared with 28% of revenue and 44% of gross margin dollars in 1998. Direct sales operations contributed approximately 65% of revenue and approximately 52% of gross margin dollars in 1999 and 65% of revenue and 49% of gross margin dollars in 1998. The distribution channel contributed approximately 7% of revenue and approximately 8% of gross margin dollars in 1999 compared with 6% of revenue and 8% of margin dollars in 1998.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("SG&A") expenses include all corporate personnel costs (including salaries and health benefits), depreciation and amortization, non-personnel-related marketing and administrative costs and provision for doubtful accounts. Depreciation and amortization consists primarily of equipment depreciation and leasehold improvements amortization. SG&A expenses have decreased as a percentage of revenues from 10.6% in 1997 to 9.7% in 1998 and then had a slight increase to 10% of net revenues in 1999. The decline in SG&A expense as a percentage of revenues in 1997 is attributable to the increase in revenues in the reseller channel, which has generally lower SG&A costs as a percentage of revenues and also the impact of the acquisition of Logicsoft Holding BV. This is further exemplified by the percentage reduction in SG&A as a percentage of revenues in 1998 as the full year impact of the acquisition of Logicsoft was felt as well as certain economies of scale that were realized. The slight increase in SG&A expense as a percent of revenues in 1999 was primarily attributable to an increase in staff within the Internet Development and Commerce teams.

Each year SG&A has increased in absolute dollars, reflecting the cost of operations of the Company's acquisitions such as the Programmer's Supershop, System Science, ISP*D and Logicsoft Holding BV. The Company anticipates that SG&A as a percentage of revenues will decline as revenues continue to grow and cost containment directives remain in place, however, there can be no assurances that this will occur.

AMORTIZATION

         Amortization expense includes the systematic write-off of goodwill. The Company recorded goodwill with the acquisition of both ISP*D and Lifeboat Italia which it is amortizing over 20 years. In addition, the Company recorded goodwill in conjunction with the acquisition of both Systematika Ltd. and ISP*F International Software Partners France. The Company recognized approximately $9.5 million in goodwill from the acquisition of the assets of The Software Developer's Company, Inc. in June 1996, which is being amortized over a fifteen-year period for both financial and tax accounting purposes. During 1999, the Company recorded a one-time charge for the write-off of goodwill associated with Lifeboat Italia, SRL, which amounted to approximately $613,000 as a result of poor operating results and taking into consideration projected cash flows. In connection with the acquisition of Logicsoft Holding BV, the Company recorded approximately $4.6 million in goodwill, which is being amortized over a fifteen-year period. This includes the $2.3 million "earn out" feature recorded as a result of the contract with Logicsoft Holding BV.

INTEREST INCOME AND EXPENSE

           The Company generated net interest income of $140,000, $294,000 and $212,000 in 1999, 1998 and 1997, respectively.

INCOME TAXES

         Prior to 1995, the Company had accumulated net operating loss carryforwards and other deductible temporary differences for income tax purposes of approximately $10.5 million, which could be used to offset taxable income through the year 2005. The Company's initial public offering triggered an ownership change, which imposes a limit on the use of these net operating loss carryforwards. See Note 5 to the Consolidated Financial Statements.

         Statement of Financial Accounting Standards No. 109 requires that a valuation allowance be recorded for deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends upon the existence of future taxable income.

         For the year ended December 31, 1999, the Company recorded a provision for income taxes of $1.3 million, which consists of a provision for foreign taxes of approximately $1.7 million, offset in part, by a benefit for federal and state taxes of $400,000. In 1998, the Company recorded a provision for income taxes of $2.4 million, which consists of a provision for state and federal taxes of approximately $600,000 and also a provision for foreign taxes of approximately $1.8 million. In 1997, the Company recorded a provision for income taxes of $2.4 million, which consists of a provision for state and federal taxes of approximately $1.4 million and also a provision for foreign taxes of approximately $1.0 million.

         Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $5,115,000 and $3,300,000 at December 31, 1999 and 1998,
respectively. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided. Upon distribution of those earnings in the form of dividends, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's primary capital needs have been to fund the working capital requirements created by its sales growth and to make acquisitions. Historically, the Company's primary sources of financing have been borrowings under its domestic and international lines of credit with financial institutions and the issuance of common and preferred stock.

         Cash flows provided by operations were $1,468,000 for the year ended December 31, 1999 compared to $2,728,000 and $6,948,000 for 1998 and 1997, respectively. In 1999, the decrease in accounts receivable $(6,687,000) and the net change of other assets and liabilities of $937,000 accounted for the majority of the cash flows in. The decrease in accounts payable of $(7,437,000) was covered through cash reserves and short-term lending facilities.

          Cash used in investing activities totaled $3,270,000 for the year ended December 31, 1999. The Company's capital expenditures for 1999 and 1998 amounted to $996,000 and $1,975,000, respectively, which was comprised of computer hardware and software, office furniture and leasehold improvements. In addition, cash in the amount of $2,274,000 was used to pay the "earn-out" amount relating to the purchase of Logicsoft Europe BV.

          Cash used in financing activities was $319,000 for 1999. Cash used under the line of credit totaled $0 in 1998 as compared to $2,628,000 in 1999. During 1999, the Company purchased treasury stock for $(1,137,000) as compared to $(545,000) in 1998. Also, during 1997, the Company entered into a five-year term loan agreement in the US Dollar equivalent of $3,000,000 bearing interest at 6.17%. Due to the strong US Dollar, the loan was prepaid during the second quarter of 1999, which resulted in a cash outflow of approximately $2,435,000.

          At December 31, 1999, the Company had cash and cash equivalents of $17,597,000 and net working capital of $14,806,000 compared with cash and cash equivalents of $21,167,000 and net working capital of $17,686,000 at December 31, 1998. The decrease in working capital at December 31, 1999 is attributable to the loss for the year then ended and the payment resulting from the "earn-out" provisions of the acquisition of Logicsoft Holding BV.

          Domestically, the Company has a committed line of credit whereby it can borrow up to $7,500,000 with interest at either the prime rate or Euro-rate plus 200 basis points. The facility expires on June 30, 2000 and is secured by all the domestic assets of the Company and 65% of the outstanding stock of the foreign subsidiaries and contains certain covenants that require the Company to maintain a minimum level of tangible net worth and working capital. At December 31, 1999, there was $2,628,000 outstanding under the line.

          At December 31, 1999, the Company was in default of its consolidated leverage ratio covenant under its line of credit agreement. The Company received a waiver for the default as of December 31, 1999. The Company expects to meet its covenant requirements under the line of credit agreement in 2000, however if the covenant requirements are not met, additional waivers may be needed.

          The Company maintains a secured, demand revolving line of credit for its German subsidiary, pursuant to which it may borrow in Deutschmarks up to DM 1,500,000 (the equivalent of approximately $777,500 at December 31, 1999), based upon its eligible accounts receivable and eligible inventory, and the creditor is entitled to the benefit of a limited guarantee by the Company of up to DM 300,000 (the equivalent of approximately $155,500 at December 31, 1999). The line bears interest at 7%. At December 31, 1999, there were no amounts outstanding under the line.

          In Italy, Lifeboat Italy has banking arrangements with several Italian banks, pursuant to which it may borrow in Lire on an unsecured, demand basis to finance working capital requirements, through credit and overdrafting privileges, as well as receivables-based advances. The aggregate credit and overdraft limits of such arrangements at December 31, 1999 were approximately Lit 2,800,000,000 (the equivalent of approximately $1,464,000 at December 31,
1999). The unsecured borrowings bear interest at market rates ranging from 6% to 8.375%. At December 31, 1999 there were no amounts outstanding under this line.

          The Company's subsidiary in The Netherlands, Logicsoft Holding, BV, maintains a demand revolving line of credit pursuant to which it may borrow in guilders up to DFL 2,500,000 (the equivalent of approximately $1,150,000 at December 31, 1999), and is secured by its accounts receivable and inventory. The line bears interest at 5.75%. There were no amounts outstanding under this line at December 31, 1999.

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

UPDATE ON YEAR 2000 COMPUTER ISSUES

          The Company did not experience any computer or systems problems relating to the Year 2000. Upon review of its internal and external systems during 1999, the Company determined that it did not have any material exposure to such computer problems and that the software and systems required to operate its business and provide services were Year 2000 compliant. As a result, the Company did not incur, and does not expect to incur, any material expenditures relating to Year 2000 systems remediation.

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

         Foreign Operations. In addition to its activities in the United States, 67% of the Company's 1999 sales were generated internationally. Foreign operations are subject to general risks attendant to the conduct of business in each foreign country, including economic uncertainties and each foreign government's regulations. In addition, the Company's international business may be affected by changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors.

         Privacy Concerns With Respect To List Development And Maintenance. The Company mails catalogs and sends electronic messages to names in its proprietary customer database and to potential customers whose names are obtained from rented or exchanged mailing lists. There has been increasing worldwide public concern regarding right to privacy issues involved with the rental and use of customer mailing lists and other customer information. Any domestic or foreign legislation enacted limiting or prohibiting these practices could have a material adverse effect on the Company's business, financial condition and results of operations.

         Management Information Systems. The Company's success is dependent on the accuracy and proper utilization of its management information systems, including its telephone and Internet system. The Company's ability to manage its inventory and accounts receivable collections; to purchase, sell and ship its products efficiently and on a timely basis; and to maintain its operations is dependent upon the quality and effective utilization of the information generated by its management information systems. The Company recognizes the need to continually upgrade its management information systems to most effectively manage its operations and customer database. In that regard, the Company anticipates that it will, from time to time, require software and hardware upgrades for its present management information systems.

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

         New Software Releases. The Company's operating results could be adversely affected by a delay in the introduction of a major new software product or upgrading of more specialized products. Purchasers of software may delay the ordering of new software applications in the period immediately preceding such introduction for fear of technological obsolescence. The Company believes that software publishers often delay the release of related software products so as to coordinate with the release of these major new products or delay development of new products until after the importance of these new products can be evaluated. Delayed introductions of these new products could result in the delay or reduction of sales because the unreleased product cannot be delivered and could also adversely affect sales in that the Company, which often coordinates new catalog drops and marketing initiatives with such introductions and product upgrades, would be focusing catalog marketing on such unreleased products.

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

         In addition, certain major publishers, including Microsoft, have implemented programs for the master copy distribution or site licensing of software. These programs generally grant an organization the right to make a number of copies of software for distribution within the organization provided that the organization pays a fee to the developer for each copy made. Also, resellers and publishers may attempt to increase the volume of software products distributed electronically through downloading to end users' microcomputers, through CD-ROM unlocking technology, through CD-ROM-based subscription services and through on-line shopping services. Any of these competitive programs, if successful, could have a material adverse effect on the Company's operations and financial condition.

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

         Stock Volatility. The technology sector of the United States stock markets has experienced substantial volatility in recent periods. Numerous conditions, which impact the technology sector or the stock market in general or the Company in particular, whether or not such events relate to or reflect upon the Company's operating performance, could adversely affect the market price of the Company's Common Stock. Furthermore, fluctuations in the Company's operating results, announcements regarding litigation, the loss of a significant vendor, increased competition, reduced vendor incentives and trade credit, higher postage and operating expenses, and other developments, could have a significant impact on the market price of the Company's Common Stock.

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

                                     PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as part of this Report:

         1.       CONSOLIDATED FINANCIAL STATEMENTS:

                    Index to Consolidated Financial Statements and Schedule

                    Report of Independent Auditors

                    Consolidated Balance Sheets - as of
                           December 31, 1998 and 1999

                    Consolidated Statements of Operations - Years
                           ended December 31, 1997, 1998 and 1999

                    Consolidated Statement of Stockholders' Equity - Years ended
                           December 31, 1997, 1998 and 1999

                   Consolidated  Statements of Cash Flows - Years ended December
                           31, 1997, 1998 and 1999

                    Notes to Consolidated Financial Statements

         2.       FINANCIAL STATEMENT SCHEDULE:

                  Schedule II     Valuation and Qualifying Accounts

     All other schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

         3.       EXHIBITS:

Exhibit
 Number                    Description of Exhibits.
-------                    -----------------------

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

   10.34 Facilities and Employee Use Agreement, dated as of June 28, 1996, between the Registrant and SDC.**

   10.35 Closing Statement, dated as of June 28, 1996, between the Registrant and the Selling Parties**

   10.36 Letter Agreement regarding the Acquisition of Stock of SDEV Germany, dated as of June 28, 1996, between the Registrant and the Selling Parties.**

   10.37 Stock Acquisition Escrow Agreement, dated as of June 28, 1996, between the Registrant, the Selling Parties and Golenbock, Eiseman, Assor & Bell, as escrow agent.**


   10.38 Employment Agreement dated July 14, 1998 between William Willett and the Company*

   10.39 Employment Agreement dated June 9, 1998 between John P. Broderick and the Company*

   10.40 Employment Agreement dated December 29, 1998 between Peter Lorenz and the Company* 10.41 Employment Agreement dated January 2, 1999 between Frans van der Helm and the Company* Lease dated as of May 14, 1997 between Robert C. Baker, et al as Landlord and the Company

   21.1  Subsidiaries of the Registrant.*

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

(b)      Reports on Form 8-K.

                  Form 8K filed on November 18, 1999 relating to a Rights Agreement between the Company and the American Stock Transfer & Trust Company as Rights Agent.

                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Shrewsbury, New Jersey, on March 29, 2000.

PROGRAMMER'S PARADISE, INC.


 By:  /s/   William H. Willett
 -----------------------------
 William H. Willett, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


         SIGNATURE                                        TITLE                                  DATE


                                            Chief Executive Officer                          March 29, 2000
/s/  William H. Willett                     and Chairman of the Board of Directors
------------------------------------
William H. Willett

/s/  William H. Sheehy                      Chief Financial and                              March 29, 2000
------------------------------------        Accounting Officer
William H. Sheehy

/s/  Edwin H. Morgens                       Director                                         March 29, 2000
------------------------------------
Edwin H. Morgens


 /s/  Allan Weingarten                      Director                                         March 29, 2000
------------------------------------
Allan Weingarten


 /s/  Duffield Meyercord                    Director                                          March 29, 2000
-----------------------------------
Duffield Meyercord


                  PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                          Page

Report of Independent Auditors                                              F-2
Consolidated Balance Sheets                                                 F-3
Consolidated Statements of Operations                                       F-4
Consolidated Statements of Stockholders' Equity                             F-5
Consolidated Statements of Cash Flows                                       F-6
Notes to Consolidated Financial Statements                                  F-7
Schedule II - Valuation and Qualifying Accounts                             F-21

                         Report of Independent Auditors

The Board of Directors and Stockholders
Programmer's Paradise, Inc.

We have audited the accompanying consolidated balance sheets of Programmer's Paradise, Inc. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Programmer's Paradise, Inc. and subsidiaries at December 31, 1998 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ Ernst & Young LLP

MetroPark, New Jersey
January 31, 2000

                  Programmer's Paradise, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)


                                                                                    DECEMBER 31
                                                                                  1998              1999
                                                                           -------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                                          $21,167            $17,597
 Accounts receivable, net of allowances of $1,180 and
  $1,430 in 1998 and 1999, respectively                                              53,002             46,316
 Inventory                                                                            5,335              5,620
 Prepaid expenses and other current assets                                            2,925              4,468
 Deferred income taxes                                                                1,988              1,713
                                                                           -------------------------------------
Total current assets                                                                 84,417             75,714

Equipment and leasehold improvements, net                                             2,317              2,135
Goodwill, net of accumulated amortization of $2,579
  and $4,381, in 1998 and 1999, respectively                                         15,595             14,543
Other assets                                                                          1,286              1,505
Deferred income taxes                                                                 1,262              1,860
                                                                           -------------------------------------
                                                                                   $104,877            $95,757
                                                                           =====================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                                              $58,064            $50,383
 Notes payable to banks                                                                 674              2,628
 Other current liabilities                                                            7,993              7,897
                                                                           -------------------------------------
Total current liabilities                                                            66,731             60,908

Other liabilities                                                                       144
Notes payable - long-term                                                             1,761

Stockholders' equity:
 Common Stock $.01 par value:  Authorized, 10,000,000 shares,
   issued 4,951,070 and 5,280,438 in 1998 and 1999, respectively                         50                 53
 Additional paid-in capital                                                          33,952             35,872
 Treasury stock, at cost, 41,000 and 230,650 shares in 1998
   and 1999, respectively                                                              (219)            (1,356)
 Retained earnings                                                                    3,186              2,457
 Accumulated other comprehensive loss                                                  (728)            (2,177)
                                                                           -------------------------------------
Total stockholders' equity                                                           36,241             34,849
                                                                           -------------------------------------
                                                                                   $104,877            $95,757
                                                                           =====================================


                             See accompanying notes.

                  Programmer's Paradise, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)


                                                                                     YEAR ENDED DECEMBER 31
                                                                           1997                1998                1999
                                                                    ---------------------------------------------------------
Net sales                                                               $ 176,157           $ 234,429           $ 244,139
Cost of sales                                                             150,452             205,241             218,014
                                                                    ---------------------------------------------------------
Gross profit                                                               25,705              29,188              26,125

Selling, general and administrative expenses                               18,574              22,682              24,422
Amortization of goodwill                                                      914                 979               1,795
                                                                    ---------------------------------------------------------
Income (loss) from operations                                               6,217               5,527                 (92)

Other (expense) income:
 Interest expense                                                            (326)               (250)               (408)
 Interest income                                                              538                 544                 548
 Unrealized foreign exchange (loss) gain                                      (58)                 62                 525
                                                                    ---------------------------------------------------------
Income before income taxes                                                  6,371               5,883                 573

Income tax provision                                                        2,407               2,441               1,302
                                                                    ---------------------------------------------------------

Net income (loss)                                                       $   3,964           $   3,442           $    (729)
                                                                    =========================================================


Basic net income (loss) per common share                                $    0.84           $    0.72           $   (0.14)
                                                                    =========================================================

Diluted net income (loss) per common share                              $    0.75           $    0.66           $   (0.14)
                                                                    =========================================================

Weighted average common shares outstanding-Basic                            4,740               4,797               5,100
                                                                    =========================================================

Weighted average common shares outstanding-Diluted                          5,280               5,249               5,100
                                                                    =========================================================


                             See accompanying notes.

                  PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (In thousands, except share amounts)

                                                                                                             ACCUMULATED
                                                   COMMON  STOCK      ADDITIONAL               RETAINED        OTHER
                                                --------------------   PAID-IN     TREASURY    EARNINGS/   COMPREHENSIVE
                                                   SHARES     AMOUNT   CAPITAL      STOCK     (DEFICIT)     INCOME (LOSS)   TOTAL
                                                -----------------------------------------------------------------------------------
Balance at January 1, 1997                        4,762,220     48      33,509       (375)      (4,220)       (117)         28,845
  Net income                                                                                     3,964                       3,964
   Other comprehensive income:
   Translation adjustment                                                                                     (752)           (752)
                                                                                                                         ----------
   Comprehensive income                                                                                                      3,212
   Exercise of stock options, including
    $65 in income tax benefits                       31,075                124         32                                      156
                                                -----------------------------------------------------------------------------------
Balance at December 31, 1997                      4,793,295     48      33,633       (343)        (256)       (869)         32,213
  Net income                                                                                     3,442                       3,442
   Other comprehensive income:
   Translation adjustment                                                                                      141             141
                                                                                                                         ----------
   Comprehensive income                                                                                                       3,583
   Exercise of stock options, including
    $372 in income tax benefits                     157,775      2         319        669                                      990
   Purchase of 102,500 treasury stock
    shares                                                                           (545)                                    (545)
                                                -----------------------------------------------------------------------------------
Balance at December 31, 1998                      4,951,070     50      33,952       (219)       3,186        (728)         36,241
  Net loss                                                                                        (729)                       (729)
   Other comprehensive loss:
   Translation adjustment                                                                                   (1,449)         (1,449)
                                                                                                                         ----------
   Comprehensive loss                                                                                                        (2,178)
   Exercise of stock options,  including
    $1,054 in income tax benefits                   284,568      3       1,676        223                                    1,902
   Issuance of common stock for
    severance and bonus                              44,800                244                                                 244
   Purchase of 231,500 treasury stock
    shares                                                                         (1,360)                                   (1,360)
                                                -----------------------------------------------------------------------------------
Balance at December 31, 1999                      5,280,438    $53     $35,872    $(1,356)      $2,457     $(2,177)        $34,849
                                                ===================================================================================

                             See accompanying notes

                  PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                      YEAR ENDED DECEMBER 31
                                                                            1997              1998               1999
                                                                        -----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                        $  3,964          $  3,442          $   (729)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation expense                                                      736               934             1,177
    Amortization expense                                                    1,019             1,114             1,929
    Changes in operating assets and liabilities, net
     of effects of acquisitions:
      Accounts receivable                                                  (8,167)          (14,486)            6,687
      Inventory                                                               173              (708)             (285)
      Prepaid expenses and other current assets                               (85)             (364)             (815)
      Accounts payable and accrued expenses                                 7,708            11,085            (7,437)
      Deferred income taxes                                                   (22)               88                 4
      Net change in other operating assets and liabilities                  1,622             1,623               937
                                                                        -----------------------------------------------
Net cash provided by operating activities                                   6,948             2,728             1,468

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment, leasehold improvements and other                      (788)           (1,975)             (996)
Purchases of businesses, net of cash acquired                              (2,268)                             (2,274)
                                                                        -----------------------------------------------
Net cash used in investing activities                                      (3,056)           (1,975)           (3,270)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (repayments) under lines of credit                              (1,818)             (743)            2,628
Borrowings under long term debt                                             2,962
Repayments under long term debt                                              (150)                             (2,435)
Purchase of treasury stock                                                                     (545)           (1,137)
Net proceeds from issuance of common stock                                    156               990               625
                                                                        -----------------------------------------------
Net cash provided by (used in) financing activities                         1,150              (298)             (319)
                                                                        -----------------------------------------------

Effect of foreign exchange rate on cash                                      (752)              141            (1,449)
                                                                        -----------------------------------------------

Net increase (decrease) in cash and cash equivalents                        4,290               596            (3,570)
Cash and cash equivalents at beginning of year                             16,281            20,571            21,167
                                                                        -----------------------------------------------
Cash and cash equivalents at end of year                                 $ 20,571          $ 21,167          $ 17,597
                                                                        ===============================================

                             See accompanying notes.

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                  (Dollars in thousands, except share amounts)


1.   SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND OPERATIONS

The  consolidated  financial  statements  include the  accounts of  Programmer's
Paradise, Inc.; it's wholly owned subsidiaries and its majority-owned subsidiaries (the "Company"). Programmer's Paradise, Inc. is a recognized international marketer of software targeting the software development professional and information technology professional within enterprise organizations. The Company operates principally, through five distribution channels in North America and Europe- Internet, catalog, direct sales, telemarketing, and wholesale distribution. All intercompany balances and transactions have been eliminated in consolidation.

CONCENTRATIONS OF CREDIT RISK

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

SIGNIFICANT CUSTOMERS AND SUPPLIERS

No customer accounted for more than 10% of consolidated net sales in 1999, 1998 and 1997 and no material part of the business is dependent upon a single customer or a few customers, the loss of any one or more which would have a materially adverse effect on the Company.

The Company has authorized dealership or distribution agreements with various suppliers. Products from two of these suppliers accounted for approximately 59%, 61% and 63% of Company revenues for 1997, 1998 and 1999, respectively.

CASH EQUIVALENTS

The Company considers all highly liquid short-term investments with original maturities of 90 days or less to be cash equivalents.

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                  (Dollars in thousands, except share amounts)

1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the foreign subsidiaries, all of which are located in Europe, have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year. Cumulative translation adjustments have been classified within other comprehensive income (loss), which is a separate component of stockholders equity in accordance with FASB Statement No. 130, "Reporting Comprehensive Income".

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

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are calculated using the straight-line method over three to five years. Leasehold improvements are amortized over the estimated useful lives of the assets or the related lease terms, whichever is shorter.

ACCOUNTING FOR LONG-LIVED ASSETS

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                  (Dollars in thousands, except share amounts)

1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL

Goodwill represents the excess of costs over fair values of net assets acquired and is being amortized on a straight-line basis substantially over periods, which range from fifteen to twenty years. During the third quarter of 1999, as a result of poor operating results and taking into consideration projected cash flows, the Company wrote off the remaining goodwill (approximately $613,000) associated with the acquisition of Lifeboat Italia, Srl.

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

REVENUE RECOGNITION

The Company recognizes revenue from the sale of software for microcomputers, servers and networking upon shipment or upon electronic delivery of the product.

ADVERTISING COSTS

The Company capitalizes the advertising costs associated with producing its catalogs. The costs of these catalogs are amortized over the estimated shelf life of the catalogs, generally 3-5 months. The unamortized balance of non-reimbursed advertising costs at any period end is minimal. Advertising costs for 1997, 1998, and 1999 amounted to approximately $5,725, $6,159 and $6,611 respectively.

NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted income (loss) per share are calculated in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share". All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements.

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                  (Dollars in thousands, except share amounts)

1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

Certain 1997 and 1998 amounts have been reclassified to conform with the current year presentation.

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

RECENTLY ISSUED STAFF ACCOUNTING BULLETIN

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) No. 101 Revenue Recognition in Financial Statements. The SAB spells out four basic criteria that must be met before registrants can record revenue. In addition, the SAB also provides guidance on the disclosures (both in footnotes and in Management's Discussion and Analysis of Financial Condition and Results of Operations) registrants should make about their revenue recognition policies and the impact of events and trends on revenue. The SAB states that all registrants are expected to apply the accounting and disclosures described in it no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999. Management is currently evaluating the impact of SAB No. 101 on the Company's financial condition and results of operations.

2.   ACQUISITIONS

In September 1997, the Company acquired 100% of the outstanding stock of Logicsoft Holding BV ("Logicsoft"), a direct sales company of PC software, which operates Logicsoft Europe BV, located in Amsterdam, The Netherlands, at a cost of approximately $3,300 plus a contingent earn-out payment, based upon increases in achievement's earnings in 1998 over a base amount. The earn-out amount of approximately $ 2,274 was accrued and recorded as goodwill as of December 31, 1998 and paid in May 1999.

The Company accounted for the above acquisition as a purchase. Accordingly, the acquired assets and liabilities assumed have been recorded at the estimated fair values at the date of

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                  (Dollars in thousands, except share amounts)

2.   ACQUISITIONS (CONTINUED)

acquisition. The results of operations of the acquired business are included in the consolidated statements of operations from the date of acquisition.

The following table presents the unaudited pro forma consolidated results of operations for the year ended December 31, 1997 as if the above acquisition had occurred on January 1, 1997:

                                                     1997
                                              --------------------
Sales                                                   $192,351
Net income                                                 4,011
Basic net income per common share                           $.85
Diluted net income per common share                         $.76

The pro forma amounts reflect amortization of the excess of purchase price over the net assets acquired, the reduction in operating expenses as a result of combining the operations, the reduction in interest income as a result of the utilization of cash and the related tax effect of these items. The pro forma results are not necessarily indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of the period presented nor are they intended to be indicative of results that may occur in the future.

3.   NOTES PAYABLE TO BANKS

The Company can borrow up to $7,500 under a committed line of credit with interest at the prime rate or Euro-rate plus 200 basis points. The facility expires on June 30, 2000 and is secured by all the domestic assets of the Company and 65% of the outstanding stock of the foreign subsidiaries and contains certain covenants that require the Company to maintain a minimum level of tangible net worth and working capital. The bank's prime rate was 7.75 % and 8.5% at December 31, 1998 and 1999, respectively. There was $0 and $2,628 outstanding under the line at December 31, 1998 and 1999, respectively.

At December 31, 1999, the Company was in default of its consolidated leverage ratio covenant related to its $7,500 line of credit. The Company received a waiver for the default as of December 31, 1999.

The Company maintains a secured, demand revolving line of credit for its German subsidiary, pursuant to which it may borrow in deutschmarks up to DM 1,500,000 (the equivalent of approximately $777 at December 31,1999), based upon its eligible accounts receivable and inventory, and a limited guarantee by the Company of up to DM 300,000 (the equivalent of approximately $155 at December 31, 1999). The line bears interest at 7%. At December 31, 1998 and 1999, there were no amounts outstanding under the line.


In Italy, Lifeboat Italy has banking arrangements with several Italian banks, pursuant to which it may borrow in lire on an unsecured, demand basis to finance working capital

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                  (Dollars in thousands, except share amounts)

3.   NOTES PAYABLE TO BANKS (CONTINUED)

requirements, through credit and overdrafting privileges, as well as receivables-based advances. The aggregate credit and overdrafting limits of such arrangements at December 31, 1999 was approximately Lit 2,800,000,000 (the equivalent of approximately $1,464 at December 31, 1999). The unsecured borrowings bear interest at market rates ranging from 6% to 8.375%. At December 31, 1998 and 1999, there were no amounts outstanding under the line.

The Company's subsidiary in The Netherlands, Logicsoft Europe, BV, maintains a demand revolving line of credit pursuant to which it may borrow in guilders up to DFL 2,500,000 (the equivalent of approximately $1,150 at December 31, 1999), and is secured by its accounts receivable and inventory. The line bears interest at 5.75%. At December 31, 1998 and 1999, there were no amounts outstanding under the line.

The weighted average interest rate for notes payable to banks was 8%, 6% and 8% at December 31, 1997, 1998 and 1999, respectively.

Interest paid was approximately $260, $316 and $298 for the years ended December 31, 1997, 1998 and 1999, respectively.

4.   BALANCE SHEET DETAIL

Equipment  and leasehold  improvements  consists of the following as of December
31:

                                                                  1998              1999
                                                            ---------------------------------
Equipment                                                   $      4,727        $     4,924
Leasehold improvements                                               486                541
                                                            ---------------------------------
                                                                   5,213              5,465
Less accumulated depreciation and amortization                    (2,896)            (3,330)
                                                            ---------------------------------
                                                            $      2,317        $     2,135
                                                            =================================

Accounts payable and accrued  expenses  consists of the following as of December
31:

                                                                   1998               1999
                                                             --------------------------------
Trade accounts payable                                         $    19,492        $    19,341
Accrued licensing costs                                             38,040             30,504
Other accrued expenses                                                 532                538
                                                             ---------------------------------
                                                               $    58,064        $    50,383
                                                             =================================

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                  (Dollars in thousands, except share amounts)

5.   INCOME TAXES

The provision for income taxes is as follows:

                                                               YEAR ENDED DECEMBER 31
                                                        1997            1998            1999
                                                  --------------------------------------------------
Current:
   Federal                                           $        984    $        332    $       (145)
   State                                                      386              77               5
   Foreign                                                  1,058           1,944           1,764
                                                  --------------------------------------------------
                                                            2,428           2,353           1,624
Deferred:
   Federal                                                     76             225            (244)
   State                                                      (54)             (7)            (17)
   Foreign                                                    (43)           (130)            (61)
                                                  --------------------------------------------------
                                                              (21)             88            (322)
                                                  --------------------------------------------------
                                                     $      2,407    $      2,441    $       1,302
                                                  ==================================================

The reasons for the difference between total tax expense and the amount computed by applying the U.S. statutory federal income tax rate to income before income taxes are as follows:

                                                              YEAR ENDED DECEMBER 31
                                                       1997            1998             1999
                                                   -----------------------------------------------
Statutory rate applied to pretax income             $     2,166     $     2,000      $       195
Amortization of goodwill                                     40              69              341
State income taxes, net of benefit of federal
  income tax                                                219              46               (8)
Foreign income taxes over U.S. statutory rate                54             326              763
Other items                                                 (72)              -               11
                                                   -----------------------------------------------
Income tax expense                                  $     2,407     $     2,441      $     1,302
                                                   ===============================================

Significant components of the Company's deferred tax assets are as follows as of:

                                                                 DECEMBER 31
                                                             1998            1999
                                                      --------------------------------
Fixed assets                                              $      633     $      787
Accruals and reserves                                            534            335
Net operating loss carryforwards                               2,051          2,435
Credit carry forwards                                             32             16
                                                      --------------------------------
Deferred tax assets                                       $    3,250  $       3,573
                                                      ================================

The Company has recorded a U.S. deferred tax asset at December 31, 1999 of $2,238 reflecting the benefit of $6,121 in federal and state tax loss carryforwards, which expire in varying amounts between 2001 and 2020. The Company's ability to utilize certain net operating loss carryforwards is restricted to approximately $1.5 million per year, as a result of an ownership change pursuant to Section 382 of the Internal Revenue Code.

For financial reporting purposes, income before income taxes includes the following components:

                                                                YEAR ENDED DECEMBER 31
                                                           1997          1998           1999
                                                       ---------------------------------------
United States                                             $3,543        $1,504          $(721)
Foreign                                                    2,828         4,379          1,294
                                                       ---------------------------------------
                                                          $6,371        $5,883           $573
                                                       =======================================

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $5,115 at December 31, 1999. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon.

During the years ended December 31, 1997, 1998 and 1999, the Company paid approximately $1,492, $1,956 and $1,471, respectively, in income taxes.

6.  STOCKHOLDER'S EQUITY AND STOCK OPTION PLANS

The Company's 1986 Employee Stock Option Plan, as amended on June 15, 1994, provides for the grant of options to purchase up to 698,133 shares of the Company's common stock to employees, officers and directors of the Company. The terms of the options are for a maximum of ten years from date of grant and generally are exercisable at an exercise price equal to but not less than the fair market value of the common stock on the date that the option

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                  (Dollars in thousands, except share amounts)

6.   STOCKHOLDER'S EQUITY AND STOCK OPTION PLANS (CONTINUED)

is granted. The options generally vest in equal annual installments over five years. There are no additional options available for grant under the Company's 1986 Employee Stock Option Plan.

On April 21, 1995, the Board of Directors adopted the Company's 1995 Employee Stock Plan ("1995 Plan"). The 1995 Plan, as amended on May 7, 1998, provides for the grant of options to purchase up to 1,137,500 shares of the Company's common stock to officers, directors, employees and consultants of the Company. The 1995 Plan requires that each option shall expire on the date specified by the Compensation Committee, but not more than ten years from its date of grant in the case of ISO's and Non-Qualified Options. Options granted under the plan are exercisable at an exercise price equal to but not less than the fair market value of the common stock on the grant date. ISO's generally vest in equal annual installments over five years.

On April 21, 1995, the Board of Directors adopted the Company's 1995 Non-Employee Director Plan ("1995 Director Plan"). The 1995 Director Plan, as amended on May 7, 1998, provides for the grant of options to purchase up to 187,500 shares of the Company's common stock to persons who are members of the Company's Board of Directors and not employees or officers of the Company. The 1995 Director Plan requires that options granted thereunder will expire ten years from the date of grant. Each option granted under the 1995 Director Plan becomes exercisable over a five year period, and vests in an installment of 20% of the total option grant upon the expiration of one year from the date of the option grant, and thereafter vests in equal quarterly installments of 5%.


FASB 123 requires pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997, 1998 and 1999, respectively: risk free interest rates of 5.49%, 5.49% and 6.64%, dividend yields of 0% in all three periods, volatility factors of the expected market price of the Company's common stock of .60, .65 and .87, and a weighted-average expected life of the option of 7.3 years.


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

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                  (Dollars in thousands, except share amounts)

6.   STOCKKHOLDER'S EQUITY AND STOCK OPTION PLANS (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                         YEAR ENDED DECEMBER 31
                                                                   -----------------------------------
                                                                      1997        1998       1999
                                                                   ------------------------------------
Net income (loss) as reported                                         $3,964      $3,442     $(729)
Net income (loss) pro forma                                            3,395       2,649   $(1,731)
Basic net income (loss) per share, as reported                          $.84        $.72     $(.14)
Basic net income (loss) per share, pro forma                            $.72        $.55     $(.34)
Diluted net income (loss) per share, as reported                        $.75        $.66     $(.14)
Diluted net income (loss) per share, pro forma                          $.67        $.52     $(.34)

The weighted average fair value of options granted during 1997, 1998 and 1999 is $6.09, $6.54 and $6.23, respectively.

Changes during 1997, 1998 and 1999 in options outstanding for the combined plans were as follows:

                                                                             WEIGHTED
                                                                NUMBER       AVERAGE
                                                                  OF         EXERCISE
                                                               OPTIONS        PRICE
                                                            -----------------------------
Outstanding at January 1, 1997                                   793,764       2.91
   Granted in 1997                                               264,400       8.08
   Canceled in 1997                                              (27,550)      5.13
   Exercised in 1997                                             (31,075)      1.60
                                                            ---------------
Outstanding at December 31, 1997                                 999,539       4.30
   Granted in 1998                                               349,150       6.51
   Canceled in 1998                                              (34,035)      5.94
   Exercised in 1998                                            (157,775)      1.90
                                                            ---------------
Outstanding at December 31, 1998                               1,156,879       5.25
   Granted in 1999                                                55,000       6.23
   Canceled in 1999                                              (99,222)      6.33
   Exercised in 1999                                            (326,418)      2.57
                                                            ---------------
Outstanding at December 31, 1999                                 786,239       6.28
                                                            ===============
Exercisable at December 31, 1999                                 543,472       6.20
                                                            ===============

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                  (Dollars in thousands, except share amounts)

6.   STOCKHOLDER'S EQUITY AND STOCK OPTION PLANS (CONTINUED)

Stock options outstanding at December 31, 1999 are summarized as follows:

                         OUTSTANDING
  RANGE OF EXERCISE      OPTIONS AT     WEIGHTED AVERAGE
       PRICES             DECEMBER          REMAINING      WEIGHTED AVERAGE
                          31, 1999      CONTRACTUAL LIFE    EXERCISE PRICE
-----------------------------------------------------------------------------
       $0.24                  20,000           1.7                .24
      .67 - 1.00              23,975           3.6                .70
     4.00 - 6.00             219,314           6.5               4.95
     6.25 - 8.63             453,450           8.0               6.61
    9.00 - 12.94              69,500           7.8              11.96
                     -------------------
                             786,239
                     ===================

Under the various plans, options that are cancelled can be reissued. At December 31, 1999, 534,232 shares were reserved for future issuance.

During 1999, the Company issued 44,800 shares of common stock with a fair value of approximately $244 to two former employees as payment for severance and bonuses.

7.   DEFINED CONTRIBUTION PLAN

The Company maintains a defined contribution plan covering substantially all domestic employees. Participating employees may make contributions to the plan, through payroll deductions. Matching contributions are made by the Company equal to 50% of the employee's contribution to the extent such employee contribution did not exceed 6% of their compensation. During the years ended December 31, 1997, 1998 and 1999, the Company expensed approximately $82, $79 and $95 respectively, related to this plan.

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                  (Dollars in thousands, except share amounts)

8.   NET INCOME (LOSS) PER SHARE

The following  table sets forth the  computation of basic and diluted net income
(loss) per share:

                                                                 YEAR ENDED DECEMBER 31
                                                       --------------------------------------------
                                                               1997          1998           1999
                                                       --------------------------------------------
Numerator:
  Net income (loss) for basic and diluted net income
      (loss) per share                                       $  3,964      $  3,442        $  (729)
                                                       --------------------------------------------

Denominator:
  Denominator  for  basic net income (loss) per
    share-weighted average common shares                        4,740         4,797          5,100
    Effect  of  dilutive securities:
      Employee stock options                                      540           452              -
                                                       --------------------------------------------
  Denominator for diluted net income (loss) per share
   - adjusted weighted average common
   shares and assumed conversion                                5,280         5,249          5,100
                                                       ============================================

Basic net income (loss) per common share                        $  .84        $  .72         $(.14)
                                                       ============================================

Diluted net income (loss) per common share                      $  .75        $  .66         $(.14)
                                                       ============================================


9.   COMMITMENTS

The Company leases the space used for its operations and certain equipment under long-term operating leases. Future minimum rental payments over the remaining terms of these leases are as follows:

                          2000                        $1,146
                          2001                         1,068
                          2002                           808
                          2003                           662
                          2004                           411
                          2005 and thereafter            622
                                                      ------
                                                      $4,717
                                                      ======

Rent expense for the years ended December 31, 1997, 1998 and 1999 was approximately $1,075, $1,050 and $1,135 respectively.

The Company has royalty agreements, which require payments based on sale of certain products. Royalty expense for the years ended December 31, 1997, 1998 and 1999 was approximately $157, $141 and $131 respectively.

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                  (Dollars in thousands, except share amounts)

10.  INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

The Company's single business segment is the marketing of technical software for
microcomputers,   servers   and   networking   across   geographically   diverse
marketplaces.

Geographic financial information is as follows:

                                                              -------------------------------------
                                                                 1997        1998         1999
                                                              -------------------------------------
Net sales to Unaffiliated Customers:
              North America                                      $ 69,751    $ 70,922     $ 80,730
              Europe                                              106,406     163,507      163,409
                                                              -------------------------------------
              Total                                               176,157     234,429      244,139
                                                              =====================================

Income (loss) from operations by Geographic Areas:
              North America                                      $  3,762    $  1,842     $   183
              Europe                                                2,455       3,685        (275)
                                                              -------------------------------------
              Total                                                 6,217       5,527         (92)
                                                              =====================================

Identifiable Assets by Geographic Areas:
              North America                                      $ 30,250    $ 35,854     $ 28,875
              Europe                                               56,118      69,023       66,882
                                                              -------------------------------------
              Total                                                86,368     104,877       95,757
                                                              =====================================

"North America" is comprised of the United States and Canada. "Europe" is comprised of Austria, France, Germany, Italy, the Netherlands and the United Kingdom.

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                  (Dollars in thousands, except share amounts)

11.  STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURES

The Company made an acquisition in 1997,  which is more fully  described in Note
2. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair market values as follows:

                                                           1997
                                                     ----------------
Fair value of assets acquired:
   Current assets excluding cash                        $      4,108
   Fixed assets                                                  187
   Other assets, principally goodwill                          2,202
   Less liabilities assumed:
     Current liabilities                                       4,229
     Notes payable                                                 -
     Payable to seller                                             -
     Common stock issued to seller                                 -
                                                     ----------------
Net cash paid                                          $       2,268
                                                     ================


12.  QUARTERLY RESULTS OF OPERATIONS

The following table presents summarized quarterly results for 1999:

                                           (UNAUDITED)
                         -------------------------------------------------
                            FIRST       SECOND       THIRD      FOURTH
                         -------------------------------------------------
Revenues                     $57,368      $60,770     $50,195     $75,805
Gross profit                   6,762        7,459       4,267       7,636
Net income (loss)                987          963     (2,323)       (356)

Diluted net income
(loss) per share               $0.18        $0.17     $(0.45)     $(0.07)

The following table presents summarized quarterly results for 1998:

                                           (UNAUDITED)
                         -------------------------------------------------
                            FIRST       SECOND       THIRD      FOURTH
                         -------------------------------------------------
Revenues                     $53,193      $50,780     $54,461     $75,995
Gross profit                   6,514        6,506       6,707       9,461
Net income                       760          338         680       1,665

Diluted net income
per share                      $0.14        $0.06       $0.13       $0.32

                  Programmer's Paradise, Inc. and Subsidiaries

                 Schedule II--Valuation and Qualifying Accounts
                                 (In Thousands)

                                                         CHARGED TO  CHARGED IN
                                             BEGINNING    COST AND      OTHER                    ENDING
                DESCRIPTION                   BALANCE      EXPENSE    ACCOUNTS    DEDUCTIONS     BALANCE
-----------------------------------------------------------------------------------------------------------
Year ended December 31, 1997:
   Allowances for accounts receivable           $1,024       326          32 (1)     432           $  950
   Reserve for Obsolescence                     $  464       220         130 (1)      62           $  752

Year ended December 31, 1998:
   Allowances for accounts receivable           $  950       674                     444           $1,180
   Reserve for Obsolescence                     $  752       311                     585           $  478

Year ended December 31, 1999:
   Allowances for accounts receivable           $1,180       919                     669           $1,430
   Reserve for Obsolescence                     $  478       205                     296           $  387

(1)  Arose from acquisitions.