Form 10-Q
period 2000-03-31
PROGRAMMERS PARADISE INC
filed 2000-05-12
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  For the quarterly period ended March 31, 2000

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934

             For the transition period from __________ to __________

             Commission File No. 33-92810
                                 --------

                           Programmer's Paradise, Inc.
                           ---------------------------
                         (Name of issuer in its charter)

              Delaware                                  13-3136104
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

1157 Shrewsbury Avenue, Shrewsbury, New Jersey              07702
----------------------------------------------              -----
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

         There were 5,061,497 outstanding shares of Common Stock, par value $.01 per share, as of April 28, 2000.
                                     Page 1

Exhibit index is on page 15.


                           PROGRAMMER'S PARADISE, INC.

                               Index to Form 10-Q

                                                                                                    Page No.
                                                                                                    --------

PART I -- FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of March 31, 2000
                  and December 31, 1999                                                                   3

                  Condensed Consolidated Statements of Operations and Comprehensive
                  Income (Loss) for the Three Months Ended March 31, 2000 and 1999                        4

                  Condensed Consolidated Statements of Cash Flows for the Three Months
                  Ended March 31, 2000 and 1999                                                           5

                  Notes to Condensed Consolidated Financial Statements                                    6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.                                                              7

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                             12


PART II -- OTHER INFORMATION

         Item 1.   Legal Proceedings                                                                     13

         Item 6.   Exhibits and Reports on Form 8-K                                                      13

                               (a)   Exhibit 27 - Financial Data Schedule                                16


                                     Page 2

                         PART I - FINANCIAL INFORMATION

                           PROGRAMMER'S PARADISE, INC.
                             CONDENSED CONSOLIDATED
                                 BALANCE SHEETS
                                 (In thousands)


CAPTION>

                                                                         March 31,       December 31,
                                                                            2000                1999
                                                                            ----                ----
                                                                        (Unaudited)         (Audited)
                                  ASSETS
  Current Assets
    Cash and cash equivalents                                           $    6,844         $   17,597
    Accounts receivable, net                                                37,828             46,316
    Inventory - finished goods                                               5,554              5,620
    Prepaid expenses and other current assets                                3,431              4,468
    Deferred income taxes                                                    1,579              1,713
                                                                        ----------      -------------
  Total current assets                                                      55,236             75,714

  Equipment and leasehold improvements, net                                  2,004              2,135
  Deferred income taxes                                                      2,221              1,860
  Other assets                                                               1,634              1,505
  Goodwill, net                                                             14,306             14,543
                                                                        ----------       ------------
                                                                       $    75,401         $   95,757
                                                                        ==========       ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Notes payable to banks                                             $     1,678         $    2,628
    Accounts payable and accrued expenses                                   33,401             50,383
    Other current liabilities                                                6,247              7,897
                                                                       -----------       ------------
  Total current liabilities                                                41,326             60,908



  Stockholders' equity
    Common stock                                                               53                 53
    Additional paid-in capital                                             35,868             35,872
    Treasury stock                                                         (1,325)            (1,356)
    Retained earnings                                                       1,758              2,457
    Accumulated other comprehensive loss                                   (2,279)            (2,177)
                                                                       ----------       ------------
  Total stockholders' equity                                               34,075             34,849
                                                                       ----------       ------------
                                                                       $   75,401         $   95,757
                                                                      ===========       ============


The accompanying notes are an integral part of these consolidated financial statements.

                           PROGRAMMER'S PARADISE, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

                      (In thousands, except per share data)

                                                                          Three months ended
                                                                               March 31,
                                                                         2000            1999
                                                                         ----            ----

Net sales                                                                $ 52,686      $ 57,368

Cost of sales                                                              47,351        50,606
                                                                         --------      --------
Gross profit                                                                5,335         6,762

Selling, general and administrative expenses                                6,038         5,158
Amortization expense                                                          330           285
                                                                         --------      --------
Income (loss) from operations                                              (1,033)        1,319

Interest income, net                                                            0            64

Unrealized foreign exchange gain (loss)                                       (73)          208
                                                                         --------      --------

Income (loss) before provision (benefit) for income taxes                  (1,106)        1,591

Provision (benefit) for income taxes                                         (407)          604
                                                                         --------      --------

Net income (loss)                                                        $   (699)     $    987
                                                                         ========      ========

Net income (loss) per common share-Basic                                 $  (0.14)     $    .20
                                                                         --------      --------

Net income (loss) per common share-Diluted                               $  (0.14)     $    .18
                                                                         --------      --------

Weighted average common shares outstanding-Basic                            5,058         4,991
                                                                         --------      --------

Weighted average common shares outstanding-Diluted                          5,058         5,487
                                                                         --------      --------

Reconciliation of Net Income (Loss) to Comprehensive Income
(Loss):

Net income (loss)                                                        $   (699)     $    987
                                                                         --------      --------
Other comprehensive income (loss), net of tax:
      Foreign currency translation adjustments                               (102)         (437)
                                                                         --------      --------
Comprehensive income (loss)                                              $   (801)     $    550
                                                                         ========      ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           PROGRAMMER'S PARADISE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (In thousands)

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                                 2000          1999
                                                                                 ----          ----

Cash provided by (used for)

Operations:
  Net income (loss)                                                              $(699)        $ 987
  Adjustments for non cash charges                                                 615           598
  Changes in assets and liabilities                                             (9,449)      (11,229)
                                                                                ------        ------
 Net cash used for operations                                                   (9,533)       (9,644)
                                                                                ------        ------
Investing:
  Capital expenditures                                                            (297)         (308)
                                                                                ------        ------
Net cash used for investing                                                       (297)         (308)
                                                                                ------        ------
Financing:
  Net proceeds from issuance of common stock/ increase in
  additional paid in capital                                                        27         1,723
  Purchase of treasury stock                                                         0            79
  Repayments under lines of credit                                                (950)         (366)
                                                                                ------        ------
Net cash provided by (used for) financing activities                              (923)        1,436
                                                                                ------        ------

Net decrease in cash and cash equivalents                                      (10,753)       (8,516)
Cash and cash equivalents at beginning of period                                17,597        21,167
                                                                                ------        ------
Cash and cash equivalents at end of period                                     $ 6,844      $ 12,651
                                                                                ======      ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           PROGRAMMER'S PARADISE, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 March 31, 2000

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

2. Assets and liabilities of the foreign subsidiaries, all of which are located in Europe, have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year. Cumulative translation adjustments have been classified within other comprehensive income (loss), which is a separate component of stockholders equity in accordance with FASB Statement No. 130. "Reporting Comprehensive Income".

3. In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for the Company's fiscal year ending December 31, 2001. Management believes that this Statement will not have a significant impact on the Company.

4. The following table sets forth the computation of basic and diluted net income (loss) per share:


                                                                                          Three months ended
                                                                                               March 31,
                                                                                         2000          1999
                                                                                         ----          ----
     Numerator:
       Net income (loss) for basic and diluted net income (loss) per share              $  (699)    $   987

     Denominator:
       Denominator for basic net income (loss) per share-weighted
         Average common shares                                                            5,058        4,991

       Denominator for diluted net income (loss) per share
        - adjusted weighted average common shares and assumed conversion                  5,058        5,487

     Basic net income (loss) per common share                                         $  (0.14)     $   0.20

     Diluted net income (loss) per common share                                       $  (0.14)     $   0.18

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

                                                                       Three months ended
                                                                            March 31,
                                                                      2000          1999
                                                                      ----          ----
Net sales                                                            100.0%        100.0%
Cost of sales                                                         89.9          88.2
                                                                     -----         -----
Gross profit                                                          10.1          11.8
Selling, general and administrative expenses                          11.5           9.0
Amortization expense                                                   0.6           0.5
                                                                     -----         -----
Income (loss) from operations                                         (2.0)          2.3
Interest income (expense), net                                         0.0           0.1
Unrealized foreign exchange gain (loss)                               (0.1)          0.4
                                                                     -----         -----
Income (loss) before income taxes                                     (2.1)          2.8
Income taxes                                                           0.8          (1.1)
                                                                     -----         -----
Net income (loss)                                                     (1.3)%         1.7%
                                                                     -----         -----


NET SALES

         Net sales of the Company represents the gross consolidated revenue of the Company less returns. Although net sales consist primarily of sales of software, revenue from marketing services and advertising is also included within net sales. Net sales for the quarter ended March 31, 2000 decreased by $4.7 million or 8%, to $52.7 million, over the same period in 1999. This decrease is primarily attributable to the slower than expected recovery from the Y2K issues primarily in Europe.

         Consolidated Internet sales revenues increased by 41% or $3.8 million for the three months ended March 31, 2000 compared to the same period in 1999. This increase was primarily due to the enhanced and expanded websites, the creation of on-line specialty stores, expansion of product offerings and product content, as well as expansion of e-commerce and electronics software delivery systems. Specifically, the number of SKUs offered on the web sites was increased from approximately 40,000 to more than 58,000.

         Direct sales revenues decreased by 17% or $6.4 million for the three months ended March 31, 2000 compared to the same period in 1999. Direct sales were weak in France and The Netherlands, while there was growth in Germany and the US at a rate of 5% and 11%, respectively.

         Consolidated Catalog and Telemarketing revenues increased 6% or $1.0 million for the three months ended March 31, 2000 compared to the same period in 1999, primarily due to increased catalog sales and market share in the Netherlands and Germany. Revenues for the distribution channel increased 14% or $600,000 for the three months ended March 31, 2000, compared to the same period in 1999, primarily due to increased market penetration in the United States.

         Geographically, approximately 59% and 67% of the Company's revenues were derived from the European operations for the three months ended March 31, 2000 and 1999, respectively.

GROSS PROFIT

         Gross profit represents the difference between net sales and costs of sales. Cost of sales is composed primarily of amounts paid by the Company to publishers and vendors plus catalog printing and mailing costs. Publisher and vendor rebates are credited against cost of sales. For the three-month period ended March 31, 2000, gross profit as a percentage of sales decreased from 11.8% to 10.1% over the same period in 1999, reflecting a shift in the mix of sales through the Company's distribution channels as a result of the substantial increase in lower margin direct sales. Gross profit in absolute dollars for the three-month period ended March 31, 2000 decreased by $1.4 million over the same period in the prior year, which reflects competitive pressure on catalog and wholesale distribution channels.

         Gross margins have been affected by the mix of products sold and the mix of distribution channels. Historically, the gross margins attained in the catalog channel have been higher than either the direct sales or distribution channels. Margins within the direct sales channel are also subject to mix variations as Microsoft Select License sales typically produce lower gross margin results. The emergence of the Internet as a viable commerce channel has caused the Company to experience competitive margin pressures in the catalog channel.

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

         SG&A expenses as a percentage of revenues increased by 2.5% for the three months ended March 31, 2000 compared to the same period in 1999. SG&A expenses in absolute dollars for the three-month period ended March 31, 2000 increased by $880,000 when compared to the same period in 1999. This increase mainly reflects the additional infrastructure in the form of personnel related costs as the Company continues to enhance its e-commerce focus and strengthen its management ranks.

         Geographically, the North America operation of the Company accounted for approximately 49% and 37% of total SG&A expenses for the three months ended March 31, 2000 and 1999, respectively, while the European operation accounted for approximately 51% and 63% of total SG&A expenses for the three months ended March 31, 2000 and 1999, respectively.

AMORTIZATION EXPENSE

         Amortization expense includes the systematic write-off of goodwill. Amortization expense for the three months ended March 31, 2000 increased by $45,000 as compared to the same period in 1999. This increase reflects the amortization of the additional capitalized software purchased toward the end of 1999.


UNREALIZED FOREIGN EXCHANGE GAIN (LOSS)

         Unrealized foreign exchange loss for the three months ended March 31, 2000 was $73,000 compared to a unrealized foreign exchange gain of $208,000 in the same period in 1999. The unrealized loss in the first three months of 2000 is primarily due to the strengthening of the US$ against the EURO from January 1, 2000 to March 31, 2000. The Company does not hedge its net asset exposure to fluctuations in the U.S. Dollar against any such local currency exchange rates. Although the Company does maintain bank accounts in local currencies to reduce currency exchange fluctuations, the Company is, nevertheless, subject to risks associated with such fluctuations.


INCOME TAXES

         A benefit for income taxes of $407,000 was recorded for the three months ended March 31, 2000, compared to a provision for income taxes of $604,000 for the same period in 1999. As a percentage of income (loss) before income taxes, the provision (benefit) for income taxes decreased to (37%) in 2000 from 38% in 1999.


NET INCOME (LOSS)

         Net loss was $699,000 or $.14 per share on a diluted basis with approximately 5,058,000 weighted average common shares outstanding for the quarter ended March 31, 2000 compared to net income of $987,000 or $.18 per share on a diluted basis with approximately 5,487,000 weighted average common shares outstanding for the same period of the previous year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary capital needs have been to fund the working capital requirements created by its continued expansion and enhancement of its e-commerce and electronics software delivery systems. The Company had cash and cash equivalents of $6.8 million and net working capital of $13.9 million at March 31, 2000.

         Net cash used for operations was $9.5 million for the three months ended March 31, 2000 compared with $9.6 million of cash used for operating activities in the same period in 1999. Cash was primarily used for a reduction in accounts payable and other liabilities (approximately $17.0 million), and offset by a reduction in accounts receivable (approximately $8.5 million).

         Net cash used for financing activities was $923,000 for the three months ended March 31, 2000 compared with $1.4 million of cash provided by financing activities in the same period in 1999. This decrease primarily reflects repayments under the Company's line of credit during the first quarter of 2000.

          Domestically, the Company has a committed line of credit whereby the Company can borrow up to $7.5 million with interest at either the prime rate or Euro rate plus 200 basis points. The facility expires on June 30, 2000 and is secured by all the domestic assets of the Company and 65% of the outstanding stock of the foreign subsidiaries and contains certain covenants that require the Company to maintain a minimum level of tangible net worth and working capital. At March 31, 2000, there was approximately $1.7 million outstanding under the line.

          The Company maintains a secured, demand revolving line of credit for its German subsidiary, pursuant to which it may borrow in Deutschmarks up to DM 1,500,000 (the equivalent of approximately $734,000 at March 31, 2000), based upon its eligible accounts receivable and eligible inventory, and the creditor is entitled to the benefit of a limited guarantee by the Company of up to DM 300,000 (the equivalent of approximately $147,000 at March 31, 2000). The line bears interest at 7%. At March 31, 2000, there were no amounts outstanding under this line.

          In Italy, Lifeboat Italy has banking arrangements with several Italian banks, pursuant to which it may borrow in lire on an unsecured, demand basis to finance working capital requirements, through credit and overdrafting privileges, as well as receivables-based advances. The aggregate credit and overdraft limits of such arrangements at March 31, 2000 were approximately Lit 2,800,000,000 (the equivalent of approximately $1.4 million at March 31, 2000). The unsecured borrowings bear interest at market rates ranging from 6% to 8.75%. At March 31, 2000 there were no amounts outstanding under this line.

          The Company's subsidiary in The Netherlands, Logicsoft Europe, BV, maintains a demand revolving line of credit pursuant to which it may borrow in guilders up to DFL 2.5 million (the equivalent of approximately $1.1 million at March 31, 2000), and is secured by its accounts receivable and inventory. The line bears interest at 5.75%. At March 31, 2000 there were no amounts outstanding under this line.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN OPERATIONS

         In addition to its activities in the United States, 59% of the Company's sales for the three month period ended March 31, 2000 were generated internationally. Foreign operations are subject to general risks attendant to the conduct of business in each foreign country, including economic uncertainties and each foreign government's regulations. In addition, the Company's international business may be affected by changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Reports on Form 8-K
                  None
         (b)  Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                PROGRAMMER'S PARADISE, INC.



           May 11, 2000         By: /s/ William H. Sheehy
   --------------------------       --------------------------------------------
               Date                 William H. Sheehy, Chief Financial Officer,
                                    Vice President of Finance

                                  EXHIBIT INDEX

         Exhibit
         Number                             Description of Exhibits                     Page No.
         ---------                          -----------------------                     --------
             27                             Financial Data Schedule                          16