Form 10-Q
period 2000-06-30
PROGRAMMERS PARADISE INC
filed 2000-08-14
CIK 945983

================================================================================



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from  __________ to __________

          Commission File No. 000-26408
                              ---------

                           Programmer's Paradise, Inc.
                      --------------------------------------
                         (Name of issuer in its charter)

              Delaware                                      13-3136104
----------------------------------          ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

1157 Shrewsbury Avenue, Shrewsbury, New Jersey                07702
----------------------------------------------              ----------
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

         There were 5,210,125 outstanding shares of Common Stock, par value $.01 per share, as of August 8, 2000.



================================================================================

                           PROGRAMMER'S PARADISE, INC.

                               Index to Form 10-Q


                                                                                                    Page No.
                                                                                                    --------

PART I -- FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 2000
                  and December 31, 1999                                                                   3

                  Condensed Consolidated Statements of Operations and Comprehensive
                  Income (loss) for the six and three months ended June 30, 2000 and 1999                 4

                  Condensed Consolidated Statements of Cash Flows for the six and three months
                  ended June 30, 2000 and 1999                                                            5

                  Notes to Condensed Consolidated Financial Statements                                    6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.                                                              7

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                             12


PART II -- OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                      13

         Item 4.  Submission of Matters to a Vote of security holders                                    13

         Item 6.  Exhibits and Reports on Form 8-K                                                       13

                  (a)   Exhibits
                  (b)   Reports on Form 8-K


                         PART I - FINANCIAL INFORMATION

                           PROGRAMMER'S PARADISE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                                   June 30,       December 31,
                                                     2000             1999
                                                  (Unaudited)       (Audited)
                                                  -----------     ------------
  Current Assets
    Cash and cash equivalents                     $    8,655       $   17,597
    Accounts receivable, net                          34,779           46,316
    Inventory - finished goods                         5,943            5,620
    Prepaid expenses and other current assets          3,204            4,468
    Deferred income taxes                              1,553            1,713
                                                  ----------       ----------
  Total current assets                                54,134           75,714

  Equipment and leasehold improvements, net            1,896            2,135
  Goodwill, net                                       14,092           14,543
  Other assets                                         1,337            1,505
  Deferred income taxes                                2,322            1,860
                                                  ----------       ----------
                                                  $   73,781       $   95,757
                                                  ==========       ==========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Notes payable to banks                        $    1,328       $    2,628
    Accounts payable and accrued expenses             36,182           50,383
    Other current liabilities                          3,337            7,897
                                                  ----------       ----------
  Total current liabilities                           40,847           60,908

  Stockholders' equity
    Common stock                                          52               53
    Additional paid-in capital                        35,841           35,872
    Retained earnings                                    713            2,457
    Treasury stock                                    (1,325)          (1,356)
    Accumulated other comprehensive loss              (2,347)          (2,177)
                                                  -----------       ----------
  Total stockholders' equity                          32,934           34,849
                                                  -----------       ----------
                                                  $    73,781       $   95,757
                                                  ===========       ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                           PROGRAMMER'S PARADISE, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

                      (In thousands, except per share data)


                                                                      Six months ended                  Three months ended
                                                                          June 30,                           June 30,
                                                                          --------                           --------
                                                                    2000             1999              2000             1999
                                                                    ----             ----              ----             ----

Net sales                                                         $104,635          $118,139          $ 51,949         $ 60,770

Cost of sales                                                       94,243           103,918            46,892           53,311
                                                                  --------          --------          --------         --------

Gross profit                                                        10,392            14,221             5,057            7,459

Selling, general and administrative expenses                        11,969            10,752             5,929            5,594

Amortization expense                                                   733               595               402              310
                                                                  --------          --------          --------         --------

Income (loss) from operations                                       (2,310)            2,874            (1,274)           1,555

Interest income (expense), net                                         (11)               39               (11)             (25)

Realized foreign exchange gain                                          20               201                33              220

Unrealized foreign exchange gain (loss)                               (236)              285              (177)              58
                                                                  --------          --------          --------         --------

Income (loss) before income taxes                                   (2,537)            3,399            (1,429)           1,808

Provision (benefit) for taxes                                         (793)            1,448              (385)             845
                                                                  ---------         --------          --------         --------

Net income (loss)                                                 $ (1,744)         $  1,951          $ (1,044)        $    963
                                                                  =========         ========          =========        ========

Net income (loss) per common share-Basic                          $ (0.35)          $    .38          $  (0.21)        $    .19
                                                                  --------          --------          --------         --------

Net income (loss) per common share-Diluted                        $ (0.35)          $    .36          $  (0.21)        $    .17
                                                                  --------          --------          --------         --------

Weighted average common shares outstanding-Basic                     4,982             5,083             4,984            5,174
                                                                  --------          --------          --------         --------

Weighted average common shares outstanding-Diluted                   4,982             5,483             4,984            5,555
                                                                  ---------         --------          --------         --------

Reconciliation of Net Income (Loss) to Comprehensive Income
(Loss):

Net income (loss)                                                $ (1,744)          $  1,951          $ (1,044)        $    963
                                                                 ---------          --------          --------         --------
Other comprehensive income (loss), net of tax:
      Foreign currency translation adjustments                       (172)             (762)              (70)            (325)
                                                                 ---------          --------          --------         --------
Comprehensive income (loss)                                      $ (1,916)          $  1,189          $ (1,114)        $    638
                                                                 =========          ========          =========        ========


 The accompanying notes are an integral part of these condensed consolidated financial statements.


                           PROGRAMMER'S PARADISE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (In thousands)

                                                                          Six months ended
                                                                               June 30,
                                                                               --------
                                                                         2000         1999
                                                                         ----         ----

Cash used for

Operations:
  Net income (loss)                                                   $  (1,744)   $   1,951
  Adjustments for non cash charges                                        1,518        1,212
  Changes in assets and liabilities                                      (6,979)     (13,046)
                                                                      ---------    ----------
Net cash used for operations                                             (7,205)      (9,883)
                                                                      ---------    ----------

Investing:

  Capital expenditures                                                     (437)        (602)
                                                                      ---------    ----------
Net cash used for investing activities                                     (437)        (602)
                                                                      ---------    ----------

Financing:
  Net proceeds from issuance of common stock/ increase in
  additional paid in capital                                                (30)        1,862
  Other                                                                      (1)          (62)
  Sale of treasury stock                                                     31           202
  Repayments under lines of credit                                       (1,300)       (2,435)
                                                                      ---------    ----------
Net cash used for financing activities                                   (1,300)         (433)
                                                                      ---------    ----------

Net decrease in cash and cash equivalents                             $  (8,942)   $  (10,918)
Cash and cash equivalents at beginning of period                         17,597        21,167
                                                                      ---------    ----------
Cash and cash equivalents at end of period                            $   8,655    $   10,249
                                                                      =========    ==========


  The accompanying notes are an integral part of these condensed consolidated financial statements.



                           PROGRAMMER'S PARADISE, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  June 30, 2000


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year-ended December 31, 1999.

2. Assets and liabilities of the foreign subsidiaries, all of which are located in Europe, have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year. Cumulative translation adjustments have been classified within other comprehensive income (loss), which is a separate component of stockholders' equity in accordance with FASB Statement No. 130, "Reporting Comprehensive Income".

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

4. The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                              Six months ended         Three months ended
                                                                      June 30,                  June 30,
                                                                      --------                  --------
                                                              2000       1999             2000       1999
                                                              ----       ----             ----       ----

         Numerator:
          Net income (loss) for basic
           and diluted net income (loss) per share         (1,744)     1,951           (1,044)       963

         Denominator:
           Denominator for basic net income
            (loss) per share-weighted average
            common shares                                   4,982      5,083            4,984      5,174

           Denominator for diluted net income
            (loss) per share-adjusted weighted average
             common shares and assumed conversion           4,982      5,483            4,984      5,555

         Basic net income (loss) per common share           (0.35)      0.38            (0.21)      0.19

         Diluted net income (loss) per common share         (0.35)      0.36            (0.21)      0.17


5.       Subsequent Events

                  On August 2, 2000, the Company and PC-Ware Information Technologies AG ("PC-Ware") of Leipzig, Germany executed a letter of intent, which contemplates the purchase by PC-Ware of 100% of the stock of the Company's European subsidiaries for 14.5 million Euros, of which approximately 70% will be paid in cash at the time of closing and the remainder in shares of PC-Ware. Under the terms of the letter of intent, a definitive purchase agreement must be executed by October 23, 2000.

         On August 10, 2000, the Company and PNC Bank, National Association (the "Lender") entered into a forbearance agreement ("Forbearance
         Agreement") whereby (i) the Lender has agreed to forbear from exercising its rights and remedies arising as a result of defaults then outstanding until December 31, 2000 (unless certain other events of default occur prior to such date), (ii) the amount the Company can borrow has been reduced from $7.5 million to the lesser of (x) $2 million and (y) 60% of certain of the Company's accounts receivable,
         (iii) the  expiration  date has been  extended to December 31, 2000 and
         (iv) the Company paid a fee of $40,000 to the Lender and a field audit cost of about $9,000.

                  Under the Forbearance Agreement the amount borrowed bears interest at PNC's Prime Rate (8.5% at August 10, 2000) plus 1%. As of August 10, 2000, the Company had outstanding borrowings of approximately $328,000 under the Letter Agreement.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         Programmer's Paradise, Inc. is a recognized international marketer of software targeting the software development and Information Technology professionals within enterprise organizations. The Company operates principally through five distribution channels in North America and Europe - Internet, catalog, direct sales, telemarketing, and wholesale distribution. Internet sales encompass the Company's domestic and international web sites. Catalog operations include worldwide catalog sales, advertising and publishing. Direct sales operations include Programmer's Paradise Corporate Sales in the United States, Programmer's Paradise Canada in Ontario, Canada, ISP*D International Software Partners GmbH ("ISP*D"), a wholly owned subsidiary in Munich, Germany, ISP*F International Software Partners France SA ("ISP*F"), a wholly owned subsidiary in Paris, France, and Logicsoft Holding BV ("Logicsoft"), a wholly owned subsidiary located in Amsterdam, The Netherlands. Telemarketing operations are presently conducted in the United States, Germany and the United Kingdom. Wholesale operations include distribution to dealers and large resellers through Lifeboat Distribution Inc. in the United States and Lifeboat Associates Italia Srl ("Lifeboat Italy") in Milan, Italy, also subsidiaries of the Company. The United States website addresses are www.programmersparadise.com and www.supershops.com. Information contained on our web sites is not, and should not be deemed to be, a part of this report.


Letter of Intent to sell European Operations

         On August 2, 2000, the Company and PC-Ware Information Technologies AG ("PC-Ware") of Leipzig, Germany executed a letter of intent, which contemplates the purchase by PC-Ware of 100% of the stock of the Company's European subsidiaries for 14.5 million Euros, of which approximately 70% will be paid in cash at the time of closing and the remainder in shares of PC-Ware. Under the terms of the letter of intent, a definitive purchase agreement must be executed by October 23, 2000.

         The purchase will require the approval of the stockholders of the Company and is subject to execution of a definitive agreement containing customary representatives and conditions. The purchase is expected to close in December 2000.

         PC-Ware is a specialist service provider and developer for information technology with a focus on software and associated services. PC-Ware's full service concept includes not only procurement and license management for software, but also customized consulting and support services. PC-Ware is one of the three largest Microsoft Select partners in Germany.

Results of Operations

                  The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales.


                                                                       Six months ended           Three months ended
                                                                           June 30,                     June 30,
                                                                           --------                     --------
                                                                      2000          1999          2000         1999
                                                                      ----          ----          ----         ----

Net Sales                                                             100.0%       100.0%        100.0%       100.0%
Cost of Sales                                                          90.1         88.0          90.3         87.7
                                                                      -----        -----         -----        -----
Gross Profit                                                            9.9         12.0           9.7         12.3
Selling, general and administrative expenses                           11.4          9.1          11.4          9.2
Amortization expense                                                    0.7          0.5           0.8          0.5
                                                                      -----        -----         -----        -----
Income (loss) from operations                                          (2.2)         2.4          (2.5)         2.6
Interest income (expense), net                                          0.0          0.0           0.0          0.0
Realized foreign exchange gain                                          0.0          0.2           0.0          0.4
Unrealized foreign exchange gain (loss)                                (0.2)         0.3          (0.3)         0.0
                                                                      -----        -----         -----        -----
Income (loss) before income taxes                                      (2.4)         2.9          (2.8)         3.0
Income taxes                                                            0.7         (1.2)          0.8         (1.4)
                                                                      -----        -----         -----        -----
Net income  (loss)                                                     (1.7)%        1.7%         (2.0)%        1.6%
                                                                      -----        -----         -----        -----

Net Sales

         Net sales of the Company represents the gross consolidated revenue of the Company less returns. Although net sales consist primarily of sales of software, revenue from marketing services and advertising is also included within net sales. Net sales for the quarter ended June 30, 2000 decreased by $8.8 million or 15%, to $51.9 million, over the same period in 1999. For the six months ended June 30, 2000, net sales decreased by $13.5 million or 11% over the six months ended June 30, 1999. The decline in revenue for both periods is primarily attributed to a change in the buying patterns of our larger European customers and a new sales directive to increase our non-Microsoft publisher base of products.

         Direct sales revenues decreased by 24% or $9.0 million for the three months ended June 30, 2000 compared to the same period in 1999. Sales increased by 8% or $0.3 million in the United States, while sales decreased in Europe by 27% or $9.3 million. For the six months ended June 30, 2000, Direct sales decreased by 21% or $15.4 million for the comparable period in 1999. The decline in revenue is attributable to the change in the buying patterns of our larger European customers.

         Consolidated Catalog and Telemarketing revenues slightly decreased 3% or $0.6 million for the three months ended June 30, 2000. Catalog sales in the United States decreased by 10% or $1.4 million, while Canadian Catalog sales increased by 19% or $0.3 million. European Catalog sales grew by 15% or $0.6 million. For the six months ended June 30, 2000, Catalog revenues slightly increased by 1% or $0.4 million for the comparable period in 1999.

         Revenues for the Distribution channel increased 18% or $0.8 million for the three months ended June 30, 2000. For the six months ended June 30, 2000, Distribution revenues increased by 16% or $1.4 million for the comparable period in 1999. The increase in revenues resulted from new publisher distribution agreements signed in the United States and Europe.

         Consolidated Internet sales revenues increased by 18% or $0.7 million for the three months ended June 30, 2000 compared to the same period in 1999. For the six months ended June 30, 2000, Internet revenues increased 31% year over year. This increase in revenue is primarily attributable to increased product offerings on the Company's website, as well as the increased number of titles available for download.

         Geographically, approximately 58% and 64% of the revenues were derived from the European operations for the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999 these percentages amount to approximately 59% and 65%, respectively.

Gross Profit

         Gross profit represents the difference between net sales and costs of sales. Cost of sales is composed primarily of amounts paid by the Company to publishers and vendors plus catalog printing and mailing costs. Publisher and vendor rebates are credited against cost of sales. For the three-month period ended June 30, 2000, gross profit as a percentage of sales decreased from 12.3 % to 9.7% over the same period in 1999. Gross profit in absolute dollars for the three-month period ended June 30, 2000 decreased by $2.4 million over the same period of the previous year. For the six months ended June 30, 2000, the gross profit decreased by $3.8 million or 27% for the same comparable period in 1999. These decreases are mainly attributable to a shift in sales mix through the Company's distribution channels as a result of additional competitive pressures within the direct sales channel.

         The mix of products sold and the mix of distribution channels have affected gross margins. Historically, the gross margins attained in the catalog channel have been higher than either the direct sales or distribution channels. Margins within the direct sales channel are also subject to mix variations as Microsoft Select License sales typically produce lower gross margin results. The emergence of the Internet as a viable commerce channel has provided the Company another competitive means to reach its customer base and compete more effectively in the market place.

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

         SG&A expenses increased by 6% for the three months ended June 30, 2000 compared to the same period in 1999. SG&A expenses in absolute dollars for the three-month period ended June 30, 2000 increased by $0.3 million when compared to the same period in 1999. For the six months ended June 30, 2000, SG&A expenses increased by $1.2 million or 11% for the comparable period in 1999. This increase mainly reflects additional compensation expense and related recruiting fees associated with Corporate sales, Catalog marketing and Internet teams.

         Geographically, the North America operation of the Company accounted for approximately 49% and 47% of total SG&A expenditure for the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, these percentages are approximately 52% and 43%, respectively.

Amortization Expense

         Amortization  expense  includes the  systematic  write-off of goodwill.
Amortization expense for the three months ended June 30, 2000 increased by $92,000 as compared to the same period in 1999. For the six months ended June 30, 2000, amortization expense increased by $138,000 as compared to the same period in 1999. This increase reflects the amortization of the additional capitalized software purchased toward the end of 1999 in the United States, as well as a one time write off of the goodwill associated with a customer database in France of $71,000.

Interest, net

         Net interest expense for the three months ended June 30, 2000 decreased to $11,000 compared to $25,000 for the same period in 1999. For the six months ended June 30, 2000, net interest expense was $11,000 compared to interest income of $39,000 for the comparable period in 1999. The increase for the six month period ended June 30, 2000 is attributable to the costs associated with the borrowings under the line of credit.

Realized foreign exchange gain (loss)

         Realized foreign exchange gain for the three months ended June 30, 2000 was $33,000 compared to $220,000 in the same period in 1999. The realized gain during 1999 was due to the repayment of the Dutch Guilder loan. This repayment resulted in a realized foreign exchange gain of approximately $185,000. For the six months ended June 30, 2000, the realized foreign exchange gain was $20,000 as compared to $201,000 for the same comparable period in 1999.

Unrealized foreign exchange gain (loss)

         Unrealized foreign exchange loss for the three months ended June 30, 2000 was $177,000 compared to a unrealized foreign exchange gain of $58,000 in the same period in 1999. For the six months ended June 30, 2000, the unrealized foreign exchange loss was $236,000 as compared to a gain of $285,000 for the comparable period in 1999. The Company does not hedge its net asset exposure to fluctuations in the US Dollar against any such local currency exchange rates. Although the Company does maintain bank accounts in local currencies to reduce currency exchange fluctuations, the Company is, nevertheless, subject to risks associated with such fluctuations.

Income Taxes

         The Company recorded a benefit for income taxes of $385,000 for the three months ended June 30, 2000, compared to a provision for income taxes of $845,000 for the same period in 1999. As a percentage of income before taxes the effective tax rate for income tax decreased from 47% in 1999 to 27% in 2000. For the six months ended June 30, 2000, the Company recorded a benefit for income taxes of $793,000 as compared to a provision for income taxes of $1,448,000 for the comparable period in 1999. For the six months, effective tax rate decreased from 43% in 1999 to 31% in 2000. The fluctuations in the Company's effective tax rate reflect the negative impact of certain unprofitable international subsidiaries whose current period losses had no offsetting tax benefits.

Net Income (Loss)

         Net loss for the quarter ended June 30, 2000 was $1,044,000 or $.21 per share on a diluted basis with approximately 4,984,000 weighted average common shares outstanding compared to net income of $963,000 or $.17 per share on a diluted basis with approximately 5,555,000 weighted average common shares outstanding for the same period of the previous year. For the six months ended June 30, 2000, net loss was $1,744,000 or $.35 per share on a diluted basis with approximately 4,982,000 weighted average common shares outstanding compared to net income of $1,951,000 or $.36 per share on a diluted basis with approximately 5,483,000 weighted average common shares outstanding for the same comparable period in 1999.

Liquidity and Capital Resources

         The Company's primary capital needs have been to fund the working capital requirements created by its continued expansion and enhancement of its sales distribution channels. The Company had cash and cash equivalents of $8.7 million and net working capital of $13.3 million at June 30, 2000.

         Net cash used for operations was $7.2 million for the six months ended June 30, 2000 compared with $9.8 million of cash used for operating activities in the same period of the previous year. Cash was primarily used for a reduction in accounts payable and accrued liabilities (approximately $14.2 million) and other current liabilities (approximately $4.6 million) and offset by the decrease in accounts receivable (approximately $11.5 million).

         Net cash used for financing was $1.3 million for the six months ended June 30, 2000 compared to $0.4 million in the same period of the previous year. The current years activity reflects the repayments under the Company's line of credit.

         Net cash used for investing activities remained flat at $0.4 million for the six months ended June 30, 2000 compared with $0.6 million for the same period in 1999. Cash was primarily used to purchase fixed assets and capitalized software.

         The Company and PNC Bank, National Association (the "Lender") entered into a letter agreement, dated February 24, 1998 (the "Letter Agreement"), providing for a line of credit of up to $7.5 million. The Company and the Lender executed amendment no. 1 to the Letter Agreement, dated June 30, 1999, which extended the expiration date to March 31, 2000. The Company and the Lender executed a second amendment, dated March 31, 2000, which extended the expiration date to June 30, 2000.

         On August 10, 2000, the Company and the Lender entered into a forbearance agreement ("Forbearance Agreement") whereby (i) the Lender has agreed to forbear from exercising its rights and remedies arising as a result of defaults then outstanding until December 31, 2000 (unless certain other events of default occur prior to such date), (ii) the amount the Company can borrow has been reduced from $7.5 million to the lesser of (x) $2 million and (y) 60% of certain of the Company's accounts receivable, (iii) the expiration date has been extended to December 31, 2000 and (iv) the Company paid a fee of $40,000 to the Lender and a field audit cost of about $9,000.

         Under the Forbearance Agreement the amount borrowed bears interest at PNC's Prime Rate (8.5% at August 10, 2000) plus 1%. As of August 10, 2000, the Company had outstanding borrowings of approximately $328,000 under the Letter Agreement.

Forward-Looking Statements

         This report includes "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Statements in this report regarding future events or conditions, including statements regarding industry prospects and the Company's expected financial position, business and financing plans, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this report as well as the Company's most recent annual report on Form 10-K, and include risks and uncertainties related to the continued acceptance of the Company's distribution channel by vendors and customers, the timely availability and acceptance of new products, and contribution of key vendor relationships and support programs, as well as factors that affect the software industry generally.

         The Company operates in a rapidly changing business, and new risk factors emerge from time to time. Management cannot predict every risk factor, nor can it assess the impact, if any, of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Operations

         In addition to its activities in the United States, 58% of the Company's sales for the three month period ended June 30, 2000 were generated internationally. Foreign operations are subject to general risks attendant to the conduct of business in each foreign country, including economic uncertainties and each foreign government's regulations. In addition, the Company's international business may be affected by changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors.

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

Item 4. Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Stockholders (the "Meeting") during the fiscal quarter ended June 30, 2000.

         (a)   The date of the Meeting was June 13, 2000.

         (b) At the meeting, the following persons were elected as directors of the Company, each receiving the number of votes set forth opposite their names below:

                                            For          Against      Abstain
                                         ---------     ----------     -------
               William Willett           4,162,123       403,815         -
               F. Duffield Meyercord     4,206,923       359,015         -
               Edwin H. Morgens          4,206,923       359,015         -
               Allan D. Weingarten       4,206,923       359,015         -

         (c) The Stockholders also ratified the selection of Ernst & Young LLP as the independent auditors of the Company. Such ratification was approved as follows:

                  For                    Against                   Abstain
               ---------                 -------                   -------
               4,557,288                  5,800                     2,850


Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits

              10.41 Forbearance Agreement, dated as of August 10, 2000, by and among the Company, Corsoft, Inc., Lifeboat Distribution, Inc. and Programmer's Paradise Catalogs, Inc., as Obligors and PNC Bank, National Association, as Lender.

              27.        Financial Data Schedule.

         (b)  Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 PROGRAMMER'S PARADISE, INC.



   August 14, 2000               By:  /s/William H. Sheehy
---------------------                -------------------------------------------
        Date                         William H. Sheehy, Chief Financial Officer,
                                     Vice President of Finance

                                  EXHIBIT INDEX


         Exhibit
         Number               Description of Exhibits
         -------              -----------------------

          10.41 Forbearance Agreement, dated as of August 10, 2000, by and among the Company, Corsoft, Inc., Lifeboat Distribution, Inc. and Programmer's Paradise Catalogs, Inc., as Obligors and PNC Bank, National Association, as Lender.

          27.           Financial Data Schedule.