Form 10-Q
period 2000-09-30
PROGRAMMERS PARADISE INC
filed 2000-11-14
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2000

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to __________

           Commission File No. 000-26408
                               ---------

                           Programmer's Paradise, Inc.
                         -------------------------------
                         (Name of issuer in its charter)

         Delaware                                       13-3136104
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

1157 Shrewsbury Avenue, Shrewsbury, New Jersey                       07702
----------------------------------------------                    ----------
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

         There were 5,210,125 outstanding shares of Common Stock, par value $.01 per share, as of November 7, 2000.

         Exhibit Index is on page 14.

                           PROGRAMMER'S PARADISE, INC.

                               Index to Form 10-Q


                                                                                                 Page No.
                                                                                                 --------

PART I -- FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets as of September 30, 2000
             and December 31, 1999                                                                   3

             Condensed Consolidated Statements of Operations and Comprehensive
             Income (Loss) for the nine and three months ended September 30, 2000 and 1999           4

             Condensed Consolidated Statements of Cash Flows for the nine months
             ended September 30, 2000 and 1999                                                       5

             Notes to Condensed Consolidated Financial Statements                                    6


    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                               7

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk                             12


PART II -- OTHER INFORMATION

    Item 1.  Legal Proceedings                                                                      13

    Item 6.  Exhibits and Reports on Form 8-K                                                       13

            (a)   Exhibits                                                                          15
            (b)   Reports on Form 8-K


                         PART I - FINANCIAL INFORMATION

                           PROGRAMMER'S PARADISE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                                  September 30,     December 31,
                                                       2000             1999
                                                  ------------      ------------
                                                   (Unaudited)        (Audited)
  Current Assets
    Cash and cash equivalents                      $    1,281         $  17,597
    Accounts receivable, net                           35,405            46,316
    Inventory - finished goods                          6,746             5,620
    Prepaid expenses and other current assets           3,196             4,468
    Deferred income taxes                               1,752             1,713
                                                   ----------         ----------
  Total current assets                                 48,380            75,714

  Equipment and leasehold improvements, net             1,717             2,135
  Goodwill, net                                        13,801            14,543
  Other assets                                          1,213             1,505
  Deferred income taxes                                 1,808             1,860
                                                   ----------         ----------
                                                   $   66,919         $  95,757
                                                   ==========         ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Notes payable to banks                         $      803         $   2,628
    Accounts payable and accrued expenses              31,950            50,383
    Other current liabilities                           2,478             7,897
                                                   ----------         ----------
  Total current liabilities                            35,231            60,908


  Stockholders' equity
    Common stock                                           52                53
    Additional paid-in capital                         35,476            35,872
    Retained earnings                                     262             2,457
    Treasury stock                                     (1,325)           (1,356)
    Accumulated other comprehensive loss               (2,777)           (2,177)
                                                   -----------        ----------
  Total stockholders' equity                           31,688            34,849
                                                   -----------        ----------
                                                   $   66,919         $  95,757
                                                   ===========        ==========


The accompanying notes are an integral part of these consolidated financial statements.

                           PROGRAMMER'S PARADISE, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

                      (In thousands, except per share data)

                                                                      Nine months ended                 Three months ended
                                                                         September 30,                     September 30,
                                                                    ---------------------              ---------------------
                                                                    2000             1999              2000             1999
                                                                    ----             ----              ----             ----

Net sales                                                         $147,650          $168,334         $ 42,304          $50,195

Cost of sales                                                      132,589           149,846           37,636           45,928
                                                                  ---------         ---------        ---------         --------
Gross profit                                                        15,061            18,488            4,668            4,267

Selling, general and administrative expenses                        16,958            17,178            4,989            6,427

Amortization expense                                                 1,059             1,547              326              952
                                                                  ---------         ---------        ---------         --------
Loss from operations                                                (2,956)             (237)            (647)          (3,112)

Interest, net                                                          (10)               61                1               23

Realized foreign exchange gain (loss)                                   33               190               13              (11)
Unrealized foreign exchange gain (loss)                               (155)              345               82               60
                                                                  ---------         ---------        ---------         --------
Income (loss) before income taxes                                   (3,088)              359             (551)          (3,040)
Provision (benefit) for taxes                                         (893)              731              (99)            (717)
                                                                  ---------         ---------        ---------         --------
Net loss                                                          $ (2,195)         $   (372)        $   (452)         $(2,323)
                                                                  =========         =========        =========         ========

Net loss per common share-Basic                                   $   (.44)         $   (.07)        $   (.09)         $  (.45)
                                                                  ---------         ---------        ---------         --------
Net loss per common share-Diluted                                 $   (.44)         $   (.07)        $   (.09)         $  (.45)
                                                                  ---------         ---------        ---------         --------
Weighted average common shares outstanding-Basic                     4,983             5,120            4,985            5,194
                                                                  ---------         ---------        ---------         --------
Weighted average common shares outstanding-Diluted                   4,983             5,120            4,985            5,194
                                                                  ---------         ---------        ---------         --------
Reconciliation of Net Loss to Comprehensive Income (Loss):
---------------------------------------------------------

Net loss                                                          $ (2,195)         $   (372)        $   (452)         $(2,323)
                                                                  ---------         ---------        ---------         --------
Other comprehensive income (loss), net of tax:
 Foreign currency translation adjustments                             (600)             (623)            (498)             114
                                                                  ---------         ---------        ---------         --------
Comprehensive Income (loss)
                                                                  $ (2,795)         $   (995)        $   (950)         $(2,209)
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


                           PROGRAMMER'S PARADISE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                            Nine months ended
                                                              September 30,
                                                            -----------------
                                                          2000            1999
                                                          ----            ----

Cash provided by (used for)

Operations:
  Net loss                                               $  (2,195)    $   (372)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                             724          812
      Amortization                                           1,150        1,562
      Provision for doubtful accounts                          425           39
    Change in operating assets and liabilities:
      Accounts receivable                                   10,486       18,332
      Inventory                                             (1,126)        (791)
      Prepaid and other current assets                       1,271          (77)
      Deferred income taxes                                     14         (509)
      Accounts payable & accrued expenses                  (18,433)     (27,154)
      Cumulative foreign currency                             (600)      (1,046)
      Other accrued liabilities                             (5,357)      (4,104)
                                                         ----------    ---------
Net cash used for operations                               (13,641)     (13,308)
                                                         ----------    ---------
Investing:
  Capital expenditures                                        (484)        (324)
                                                         ----------    ---------
Net cash used for investing activities                        (484)        (324)
                                                         ----------    ---------
Financing:
 Net proceeds from issuance of common stock                   (396)       1,818
 Sale of treasury stock                                         30          216
  Repayments under lines of credit                          (1,825)      (2,435)
                                                         ----------    ---------
Net cash used for financing activities                      (2,191)        (401)
                                                         ----------    ---------
Net decrease in cash and cash equivalents                $ (16,316)    $(14,033)
Cash and cash equivalents, beginning of period              17,597       21,167
                                                         ----------    ---------
Cash and cash equivalents, end of period                 $   1,281     $  7,134
                                                         ==========    =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           PROGRAMMER'S PARADISE, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                               September 30, 2000


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year-ended December 31, 1999.

2. Assets and liabilities of the foreign subsidiaries, all of which are located in Europe, have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year. Resulting cumulative translation adjustments have been recorded within accumulated other comprehensive income (loss), which is classified as a separate component of stockholders' equity in accordance with FASB Statement No. 130, "Reporting Comprehensive Income".

3. In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for the Company's fiscal year ending December 31, 2001. Management believes that adoption of this Statement will not have a significant impact on the Company.

4.   Sale of European Subsidiaries

          On August 2, 2000, the Company and PC-Ware Information Techno-logies AG ("PC-Ware") of Leipzig, Germany executed a letter of intent, which contemplates the purchase by PC-Ware of 100% of the stock of the Company's European subsidiaries for 14.5 million Euros in cash. Upon signing the purchase agreement, PC-Ware will pay 5% of the purchase price and the balance will be paid at the time of closing, Subject to an escrow of a 3.625 million Euro letter of credit to cover possible breach of warranty claims asserted within 240 days of the closing.

          The purchase will require the approval of the stockholders of the Company and is subject to the execution of a definitive purchase agreement containing customary representations and conditions. Subject to the foregoing, the purchase is expected to close in December 2000.

          PC-Ware is a specialist service provider and developer for information technology with a focus on software and associated services. PC-Ware's full service concept includes not only procurement and license management for software, but also customized consulting and support services. PC-Ware is one of the three largest Microsoft Select partners in Germany.

5.   Notes Payable

          On August 10, 2000, the Company and PNC Bank, National Association (the "Lender") entered into a forbearance agreement ("Forbearance Agreement") whereby (i) the Lender has agreed to forbear from exercising its rights and remedies arising as a result of defaults then outstanding until December 31, 2000 (unless certain other events of default occur prior to such date), (ii) the amount the Company can borrow has been reduced from $7.5 million to the lesser of (x) $2 million and (y) 60% of certain of the Company's accounts receivable, (iii) the expiration date has been extended to December 31, 2000 and (iv) the Company paid a fee of $40,000 to the Lender and a field audit cost of approximately $9,000.

          Under the Forbearance Agreement the amount borrowed bears interest at PNC's Prime Rate (9.5% at September 30, 2000) plus 1%. As of September 30, 2000, the Company had outstanding borrowings of approximately $803,000 under the Agreement.

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


                                                       Nine months ended          Three months ended
                                                         September 30,               September 30,
                                                      ------------------          -------------------
                                                      2000         1999           2000          1999
                                                      ----         ----           ----          ----


Net Sales                                            100.0%        100.0%        100.0%       100.0%
Cost of Sales                                         89.8          89.0          89.0         91.5
                                                   -------       -------        ------      -------
Gross Profit                                          10.2          11.0          11.0          8.5
Selling, general and administrative expenses          11.5          10.2          11.8         12.8
Amortization expense                                   0.7           0.9           0.8          1.9
                                                   --------      --------       -------     --------
Loss from operations                                  (2.0)         (0.1)         (1.6)        (6.2)
Interest income, net                                   0.0           0.0           0.0          0.0
Realized foreign exchange gain                         0.0           0.1           0.0          0.0
Unrealized foreign exchange gain (loss)               (0.1)          0.2           0.2          0.1
                                                   ---------     --------       -------     --------
Income (loss) before income taxes                     (2.1)          0.2          (1.4)        (6.1)
Provision (benefit) for income taxes                  (0.6)          0.4          (0.2)        (1.3)
                                                   ---------     --------       --------    ---------
Net loss                                              (1.5)%        (0.2)%        (1.2)%       (4.8)%
                                                   ----------    --------       --------    ---------


Net Sales

         Net sales of the Company represent the gross consolidated revenue of the Company less returns. Although net sales consist primarily of sales of software, revenue from marketing services and advertising are also included within net sales. Net sales for the quarter ended September 30, 2000 decreased by $7.9 million or 16%, to $42.3 million, over the same period in 1999. The decrease resulted from an increase of net sales in North America of 19% and a decrease of net sales in Europe of 37%. In Europe, the decrease was primarily attributed to a deferral of opportunities resulting from the Y2K issues at year-end 1999. Net sales for the nine months ended September 30, 2000 was $147.7 million, a decrease of $20.7 million or 12% over the same period in 1999. This decrease resulted from an increase of net sales in North America of 9% and a decrease in Europe of 25%. The growth in North America resulted from an increased growth of our corporate relation team, expansion of key account management initiatives and customer marketing programs in partnership with key software publishers. In Europe, the decline in net sales primarily are the slower than expected recovery from the year-end 1999 Y2K issues and slower transition to Microsoft Windows 2000.

         Direct sales revenues decreased by $9.8 million or 33% for the three months ended September 30, 2000 compared to the same period in 1999. Direct sales in Europe decreased by $10.5 million or 39%, which was offset by a $0.7 million or 25% increase in North American direct sales as compared to the same period in 1999. Direct sales for the nine months ended September 30, 2000 decreased by $25.2 million or 24% compared to the same period in 1999. For the nine months ended September 30, 2000, European direct sales decreased by $26.5 million or 28%, while North American direct sales increased by $1.4 million or 14% compared to the same period in 1999. Revenue growth in the United States represents a continued increase in market share while the decrease in Europe is mainly attributable to a change in the buying patterns of our larger European customers.

         Consolidated Catalog and Internet revenues for the three months ended September 30, 2000 were $17.6 million as compared to $17.2 million for the same period in 1999. North America net sales were $15.0 million or a 7% increase over the same period in 1999, while European net sales were $2.6 million or a 21% decrease over the same period in 1999. The increase in the North America net sales was primarily the result of increased customer service activities aimed at increasing sales from existing customers and developing new customers. Catalog and Internet sales for the nine months ended September 30, 2000 was $51.3 million as compared to $51.1 million in the same period in 1999.

         Revenues for the Distribution channel increased 44% or $1.7 million for the three months ended September 30, 2000 as compared to the same period in 1999. For the nine months ended September 30, 2000, revenues increased $3.6 million or 28%. The Company's distribution channel in the North America market, Lifeboat Associates, consistently delivered competitive pricing and excellent customer service to customers for hard to find software products. Sales continued to grow during the three months ended September 30, 2000 as a result of new publisher's software products being added into the portfolio and the implementation of publisher relation management initiatives to retain and attract new publishers.

         Geographically, approximately 46% and 62% of the revenues were derived from the European operations for the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999 these percentages amount to approximately 55% and 64%, respectively.


                                   Net Sales
--------------------------------------------------------------------------------
                           (in millions - unaudited)
Quarter             North America             Europe              Consolidated
            --------------------------------------------------------------------
Ended              2000      1999         2000      1999         2000      1999
--------------------------------------------------------------------------------
March 31        $  21.5   $  19.8      $  31.2   $  37.6      $  52.7   $  57.4
June 30            21.7      21.6         31.0      39.2         52.7      60.7
September 30       22.9      19.2         19.4      31.0         42.3      50.2
--------------------------------------------------------------------------------
Total           $  66.1   $  60.6      $  81.6   $ 107.8      $ 147.7   $ 168.3
--------------------------------------------------------------------------------

Gross Profit

         Gross profit represents the difference between net sales and costs of sales. Cost of sales is composed primarily of amounts paid by the Company to publishers and vendors plus catalog printing and mailing costs. Publisher and vendor rebates are credited against cost of sales. For the three-month period ended September 30, 2000, gross profit as a percentage of sales increased to 11.0% from 8.5% over the same period in 1999, mainly as a result of increased margin growth within the Catalog / Internet and Distribution channels. The reseller channel gross margin increased slightly during the same period. For the nine months ended September 30, 2000, gross profit as a percentage of sales was 10.2% as compared to 11.0% for the same period in 1999. North America gross profit as a percentage of net sales was 12.7% for the nine months ended September 30, 2000 as compared to 13.7% for the same period in 1999. European gross profit percentage declined to 8.2% for the nine months ended September 30, 2000 as compared to 9.5% for the same period 1999. This decline is attributable to tighter price competition within the German marketplace.


                                  Gross Profit
--------------------------------------------------------------------------------
                           (in millions - unaudited)
Quarter             North America             Europe              Consolidated
            --------------------------------------------------------------------
Ended              2000      1999         2000      1999         2000      1999
--------------------------------------------------------------------------------
March 31        $   2.5   $   2.9      $   2.8   $   3.9      $   5.3   $   6.8
June 30             2.9       3.3          2.2       4.1          5.1       7.4
September 30        3.0       2.1          1.7       2.2          4.7       4.3
--------------------------------------------------------------------------------
Total           $   8.4   $   8.3      $   6.7   $  10.2      $  15.1   $  18.5
--------------------------------------------------------------------------------


                                 Gross Profit %
--------------------------------------------------------------------------------
March 31        $  11.6%  $  14.6%     $   9.0%  $  10.4%     $  10.1%  $  11.8%
June 30            13.3      15.3          7.1      10.5          9.7      12.2
September 30       13.1      10.9          8.8       7.1         11.0       8.5
--------------------------------------------------------------------------------
Total           $  12.7%  $  13.7%     $   8.2%  $   9.5%     $  10.2%  $  11.0%
--------------------------------------------------------------------------------


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


Selling, General and Administrative Expenses

         Selling, general and administrative ("SG&A") expenses include all corporate personnel costs (including salaries and health benefits), depreciation and amortization, non-personnel-related marketing and administrative costs and the provision for doubtful accounts. Depreciation and amortization consists primarily of equipment depreciation and amortization of leasehold improvements.

         SG&A expenses decreased by $1.4 million or 22% for the three months ended September 30, 2000 compared to the same period in 1999. SG&A expenses for North America were $2.5 million for the three months ended September 30, 2000 as compared to $2.7 million for the same period in 1999. In Europe, SG&A expenses for the three months ended September 30, 2000 were $2.4 million as compared to $3.7 million in the same period in 1999. For the nine-month period ended September 30, 2000, SG&A expenses decreased by $220,000 or 1% compared to the same period in 1999. The decrease in SG&A was primarily the result of improved cost controls and a reduction of staff total compensation expense.

         Geographically, the European operations of the Company accounted for approximately 49% and 58% of total SG&A expenditure for the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, these percentages were approximately 50% and 57%, respectively.

Amortization Expense

         Amortization expense includes the systematic write-off of goodwill. Amortization expense for the three months ended September 30, 2000 decreased $626,000 as compared to the same period in 1999. This decrease mainly reflected a one-time charge in 1999 for the write-off of the goodwill associated with the acquisition of Lifeboat Italia, SRL, which amounted to approximately $ 650,000 and the amortization of the excess of the purchase price over the fair value of the net assets acquired in connection with the acquisition of Logicsoft. Amortization expense for the nine months ended September 30, 2000 decreased $488,000 as compared to the same period in 1999.

Interest, net

         Net interest income for the three months ended September 30, 2000 decreased to $1,000 as compared to $23,000 for the same period in 1999. This decrease was primarily a result of higher bank loans outstanding and limited excess cash for investment purposes. For the nine months ended September 30, 2000, net interest expense was $10,000 compared to net interest income of $61,000 for the comparable period in 1999. The decrease of $71,000 is primarily the result of less cash in European subsidiaries for investment.

Realized foreign exchange gain (loss)

         Realized foreign exchange gain for the three months ended September 30, 2000 was $13,000, as compared to a loss of $11,000 for the comparable period in 1999. For the nine months ended September 30, 2000 realized foreign exchange gain amounted to $33,000, as compared to $190,000 for the same period in 1999. The realized foreign exchange gain is a result of the weakening of the Euro against the Dollar offset slightly by the stronger GBP.

Unrealized foreign exchange gain (loss)

         Unrealized foreign exchange gain for the three months ended September 30, 2000 was $82,000 as compared to $60,000 for the same period in 1999. For the nine month period ended September 30, 2000, the unrealized foreign exchange loss was $155,000 as compared to a gain of $345,000 for the same period in 1999. The unrealized foreign exchange gain during the three months ended September 30, 2000 is a result of the weakening of the Euro against the Dollar offset slightly by the stronger Great Britain Pound. The Company does not hedge its net asset exposure to fluctuations in the U.S. Dollar against any such local currency exchange rates. Although the Company does maintain bank accounts in local currencies to reduce currency exchange fluctuations, the Company is, nevertheless, subject to risks associated with such fluctuations.

Income Taxes

         The income tax benefit was $99,000 for the three months ended September 30, 2000, compared to a $717,000 benefit for the same period in 1999. As a percentage of loss before taxes the benefit for income tax decreased from a 24% benefit in 1999 to a 18% benefit in 2000. The fluctuations in the Company's effective tax rate reflect the negative impact of the one-time charge for the write-off of the goodwill associated with the acquisition pf Lifeboat Italia, SRL that amounted to approximately $650,000 recorded in September 1999. This charge is not deductible for tax purposes. Furthermore certain international subsidiaries were unprofitable. These current period losses had no offsetting tax benefits. For the nine months ended September 30, 2000, the benefit was $893,000 as compared to a $731,000 provision in the same period in 1999. The benefit recorded for the nine months ended September 30, 2000 is based on an overall effective tax rate of 37% in North America and 27% in Europe.

Net Loss

         Net loss was $452,000 or $.09 per share on a diluted basis with approximately 4,985,000 weighted average common shares outstanding for the quarter ended September 30, 2000 compared to a net loss of $2,323,000 or $.45 per share on a diluted basis with approximately 5,194,000 weighted average common shares outstanding for the same period of the previous year. For the nine months ended September 30, 2000, net loss was $2,195,000 or $.44 per share on a diluted basis with approximately 4,983,000 weighted average common shares outstanding as compared to a net loss of $372,000 or $.07 per share on a diluted basis with approximately 5,120,000 weighted average shares outstanding for the same period in 1999.

Liquidity and Capital Resources

         The Company's primary capital needs have been to fund the working capital requirements created by its sales growth and to make acquisitions. The Company had cash and cash equivalents of $1.3 million and net working capital of $13.1 million at September 30, 2000.

         Net cash used for operations was $13.6 million for the nine months ended September 30, 2000 compared with $13.3 million of cash used for operating activities in the same period of the previous year. Cash was primarily used for a reduction in accounts payable and other liabilities (approximately $23.7 million), offset by a reduction in accounts receivable (approximately $10.5 million).

         Net cash used for investing activities was $484,000 million for the nine months ended September 30, 2000 compared to $324,000 million in the same period of the previous year. Cash was primarily used to purchase fixed assets and capitalized software.

         Net cash used for financing activities was $2.2 million for the nine months ended September 30, 2000 compared to $401,000 in the same period of the previous year. Cash was primarily used to repay the Company's line of credit.

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

         Under the Forbearance Agreement the amount borrowed bears interest at PNC's Prime Rate (9.5% at September 30, 2000) plus 1%. As of September 30, 2000, the Company had outstanding borrowings of approximately $803,000 under the Letter Agreement.

         The Company has initiated discussions with banks and financing companies to determine a level of interest for providing borrowing facilities. The pending sale of the European subsidiaries will provide cash resources in the amount of 14,500,000 Euros less transaction costs and repayment of any outstanding loan balance to the Lender. The Company is unable to predict the effect upon it if such sale does not occur and the Company is unable to obtain alternative borrowing facilities to those it has with the Lender which terminate on December 31, 2000.

Forward-Looking Statements

         This report includes "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Statements in this report regarding future events or conditions, including statements regarding industry prospects and the Company's expected financial position, business and financing plans, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this report as well as the Company's most recent annual report on Form 10-K, and include risks and uncertainties related to the continued acceptance of the Company's distribution channel by vendors and customers, the timely availability and acceptance of new products, and contribution of key vendor relationships and support programs, as well as factors that affect software industry generally.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign operations

         In addition to its activities in the United States, 46% of the Company's sales for the three-month period ended September 30, 2000 were generated internationally. Foreign operations are subject to general risks attendant to the conduct of business in each foreign country, including economic uncertainties and each foreign government's regulations. In addition, the Company's international business may be affected by changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors.

Foreign Exchange

         The Company's shipments to foreign subsidiaries are invoiced in U.S. Dollars. As a result, the Company believes its foreign exchange exposure caused by these shipments is insignificant. The Company is, however, exposed to exchange conversion differences in translating foreign results of operations to U.S. Dollars. Depending upon the strengthening or weakening of the U.S. Dollars, these conversion differences could be significant.

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


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              27   Financial Data Schedule

         (b)  Reports on Form 8-K

              On August 7, 2000, the Company filed a Current Report on Form 8-K relating to a Letter of Intent, dated August 2, 2000, between PC-Ware Information Technologies AG of Leipzig, Germany and the Company for PC-Ware Information Technologies to acquire the Company's European subsidiaries.







                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                PROGRAMMER'S PARADISE, INC.



    November 14, 2000           By: /s/ William H. Sheehy
----------------------             ----------------------------------------
        Date                       William H. Sheehy, Chief Financial Officer,
                                   Vice President of Finance and duly authorized
                                   Officer

                                  EXHIBIT INDEX

Exhibit
Number                   Description of Exhibits
-------                  -----------------------

  27                     Financial Data Schedule