Form 10-K
period 2000-12-31
PROGRAMMERS PARADISE INC
filed 2001-04-17
CIK 945983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended December 31, 2000

                                       OR

[ ]  TRANSITION   REPORT   PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from ______________ to _______________

                        Commission file number: 33-92810

                           PROGRAMMER'S PARADISE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                    13-3136104
----------------------------                ------------------------------------
(State or other jurisdiction                (IRS Employer Identification Number)
of incorporation)

1157 Shrewsbury Avenue, Shrewsbury, New Jersey                07702
---------------------------------------------                 ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (732) 389-8950

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the closing sales price for the Registrant's Common Stock on March 19, 2001, as reported on the Nasdaq National Market, was approximately $20,840,500.

     The number of shares outstanding of the Registrant's Common Stock as of March 19, 2001 is 5,210,125 shares.

     In determining the market value of the voting stock held by any non-affiliates, shares of Common Stock of the Registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of Common Stock of the Registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Documents Incorporated by Reference: Portions of the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders to be filed on or before April 30, 2001 are incorporated by reference into Part III of this Report.

     The Exhibit Index appears on page:  27.

                               Page 1 of 29 Pages

PART I

Item 1 Business


General

     Programmer's Paradise, Inc. (the "Company") is a recognized marketer of software targeting the software development and Information Technology professionals within enterprise organizations. During 2000, the Company operated principally through five distribution channels in North America and Europe - Internet, catalog, direct sales, telemarketing, and wholesale distribution. Internet sales encompass the Company's domestic and international websites. Catalog operations include catalog sales, advertising and publishing. Direct sales operations include Programmer's Paradise Corporate Sales in the United States. Telemarketing operations are conducted in the United States. Wholesale operations include distribution to dealers and large resellers in the United States through the Company's subsidiary, Lifeboat Distribution Inc.

     Pursuant to an Agreement, dated December 1, 2000 ("Stock Sale Agreement"), between the Company and PC-Ware Information Technologies AG, a German corporation ("PC-Ware"), on January 9, 2001 the Company sold all of the shares of its European subsidiaries (except for Programmer's Paradise France S.A.R.L.) for 14,500,000 Euros, of which 3,275,000 Euros are being held in a 240-day escrow as security for any claim of PC-Ware arising from alleged breaches of representations by the Company under the Stock Sale Agreement. Such claims are subject to a 300,000 Euro de minimus amount and a 7,500,000 Euro maximum amount.

     The pro forma balance sheet for the Company's North American operations and Programmer's Paradise France S.A.R.L., after the sale of its European subsidiaries, is presented in the notes to the consolidated financial statements. The Company maintains operations in the North America marketplace through its U.S. and Canadian companies. The Company continues to reach-out to the software developer's and IT professional's through its five distribution channels.

     The Company's strategic focus is to expand its catalog and Internet activities while solidifying its position as a leading direct sales company to the software developer and IT professional within the North American marketplace. A key element of this strategy is to build upon the Company's distinctive catalogs - the established Programmer's Paradise catalog, directed at the software developer's community, and its Programmer's Supershop catalog, directed at Information Technology professionals working in large corporations, and to utilize the catalogs to direct traffic to the Company's websites as well as being the initial conduit to developing its telemarketing channel. The Company's focus for direct sales is to expand revenues and income by assisting companies to manage hardware and software expenditures by delivering excellent customer service.

     Through its multiple distribution channels, the Company now offers products representing more than 70,000 stock keeping units, or SKUs, consisting of technical and general business application software and PC hardware and components from more than 2,000 publishers and manufacturers, at prices generally discounted below manufacturers' suggested retail prices. The Company's catalogs are full color "magalogs" and offer one of the most complete collections of microcomputer technical software, including programming languages, tools, utilities, libraries, development systems, interfaces and communication products. The Company has created a niche for hard to source technical software programs and has demonstrated an ongoing capability to search and obtain titles requested by its customer base.

                               Page 2 of 29 Pages

The Company believes that its catalogs are important marketing vehicles for software publishers and manufacturers. These catalogs provide a cost-effective and service-oriented means to market, sell and fulfill software products. The Company utilizes its proprietary and brand-distinctive logo, the "Island Man" cartoon character, on its flagship Programmer's Paradise catalog and many of it's international catalogs.

     The European-based operations (sold effective January 9, 2001 pursuant to the Stock Sale Agreement) accounted for approximately 59% of sales for the year ended December 31, 2000 and approximately 49% of gross profit for the same period. The Company began European-based operations in the first quarter of 1993 when it acquired a controlling interest in Lifeboat Associates Italia Srl, a long-standing software wholesale distributor in Italy with an orientation towards technical software. In June 1994, the Company acquired a controlling interest, and in January 1995, the Company acquired the remaining interest in ISP*D International Software Partners GmbH, a large software-only dealer and a leading independent supplier of Microsoft Select licenses and other software to many large German and Aus-trian companies. In late 1994, the Company organized a subsidiary in the United Kingdom to engage in catalog operations and in December 1995, the Company acquired Systematika Ltd., a leading reseller of technical software in the United Kingdom and the publisher of the popular System Science catalog. In January 1996, the Company formed ISP*F International Software Partners France SA, as a full service corporate reseller of PC software, based in Paris and majority-owned by Programmer's Paradise France S.A.R.L. In August 1997, the Company formed Programmer's Paradise, Canada Inc. located in
Mississauga, Ontario, to serve the growing developer market in Canada. In September 1997, the Company acquired Logicsoft Holding BV, the parent company of Logicsoft Europe BV, the largest software-only corporate reseller of PC software in The Netherlands.

     Programmer's Paradise, Inc. was incorporated under the laws of the State of Delaware in 1982. The Company's principal executive offices are located at 1157 Shrewsbury Avenue, Shrewsbury, New Jersey 07702 and its telephone number is
(732) 389-8950. Website addresses are www.programmersparadise.com and www.supershops.com. Information contained on our websites is not, and should not be deemed to be, a part of this report.


Industry Background

     According to industry data published in June 2000, the worldwide package software market grew 14.2% in 1999 reaching revenues of $156.8 billion. It is projected that by 2003, there will be an estimated 17.4 million professional developers. The worldwide application development and deployment ("AD&D") revenue in 1999 is estimated to be $36.5 billion, reflecting an increase of 15.1% over 1998. Oracle leads the worldwide AD&D market and is followed closely by Microsoft and IBM. Oracle generated AD&D revenue of $5.4 billion in 1999, whereas Microsoft revenue was $5.0 billion, and IBM was close behind at $4.6 billion. The AD&D market drivers should result in strong teen-high annual growth for AD&D markets over the next five years. The compounded annual growth rate ("CAGR") for 1999 through 2004 is projected at 19.8%. This would make AD&D the fastest growing of the primary software markets. If past patterns continue, worldwide AD&D was estimated to be $42.7 billion in 2000 and should reach $90.2 billion by 2004. Growth in AD&D revenue is highest in North America at a CAGR of 20.7% over the forecast period (1999 through 2004), driving revenue from $18.5 billion in 1999 to $47.4 billion in 2004.

     The Company believes that through the Internet, catalog, direct sales, telemarketing, and wholesale distribution channels, it is positioned to participate in a significant way in the U.S. and Canadian software developers market.

Industry Segment and Geographic Information

     The Company operates in one principal industry segment. Information regarding financial data by geographic area and amounts of total revenue for each class of similar products or services that represents 10 percent or more of total revenue is set forth in Part II, Item 8 of this Form 10-K at Note 10, "Industry Segment and Geographic Information."

Products

     The Company offers products representing over 70,000 SKUs, from more than 2,000 publishers and manufacturers, including Microsoft, Computer Associates, Sybase, Borland, IBM, Symantec, Blue Sky Software and NuMega Technologies. Through the Company's Product Marketing Group, new products are screened for inclusion in its catalogs and websites based on features, quality, sales trends, price, margins and warranties.

     Software upgrades are a significant category of product offered by the Company. The Company is an authorized dealer to maintain stock and distribute upgrades. Upgrades are revisions to previously published software enhancing certain features of the software or correct errors found in previous versions. The Company believes it offers several advantages to its customers including timely and excellent customer service, the ability to combine upgrades with other products on the same order, and competitive pricing. The Company has a successful track record planning the launch of new products and upgrades. This expertise allows the Company to achieve a competitive advantage over its competitor's when supporting software publisher's marketing strategies.

Marketing and Sales

     The Company operates principally through five distribution channels - Internet, catalog, direct sales, telemarketing and wholesale distribution. Management believes that this diversification of distribution channels is complementary and operationally cost effective. Further, due to the volume of purchasing by the Company, and also due to the unique "magalog" format of the Company's catalogs, the Company believes it is able to obtain favorable pricing, prompt supply of upgrades and significant marketing funds to bring our publishing partners products to the market.

     Telemarketing and Technical Support. The Company employs customer service representatives who assist customers in purchasing decisions, process orders, respond to customer inquiries on order status, product pricing and availability, and maintain close contact with customers. The customer service representatives receive continuous training from the Company's in-house Product Marketing Group and directly from the Company's software partners on the features, functions and benefits of products and are able to provide excellent customer service support to our customers. The in-house technical support staff is able to respond quickly to customer inquiries over the phone, and if necessary, research the appropriate response off-line.

     Customers and Backlog. No customer accounted for more than 10% of consolidated net sales in 1998, 1999, or 2000. No material part of the business is dependent upon a single customer or a few customers. The Company generally ships products within 48 hours of confirming a customer's order. This allows for minimum backlog in the business.

Internet

     The Company conducts business via the Internet through its two E-commerce enabled websites: www.programmersparadise.com, and www.supershops.com. Both websites link to each other thus creating an Internet presence. The Company's strategy with respect to expanding its business-to-consumer and business-to-business E-commerce revenues is to capitalize on its proprietary "Island Man" brand. The Company strongly believes it will increase market penetration by leveraging its expertise in catalog circulation management, strategic marketing relationships with on-line advertisers and its own marketing campaigns to strengthen brand awareness.

     The Company's Websites contain an online catalog of over 70,000 SKU's of products available to purchase over the Internet. In responding to the requirements of the customers, the E-commerce catalog offers product information through a comprehensive search engine, extensive product descriptions and third-party reviews. Website functionality includes one-to-one personalization and recommendations.

     To further our focus on content and community building, the Company has developed a Vendor Support area on its global search. This empowers the Company's vendors to create and maintain product data and adjunct information.

     In 2001, the Company plans to print and distribute more than 500 million impressions of product listings and ads as banner advertising for its E-commerce sites. In addition, the Company plans to continue to establish strategic partnership arrangements with leading content-only Websites as a source of information to our present and future customers.

Electronic Software Distribution ("ESD") Capabilities

     The Company's ESD capabilities provide vendors the ability to deliver fully licensed and functioning products via the Internet. Currently, the Company offers over 500 individual titles available for download. The Company recognizes the strategic importance of ESD and will provide support to customers electing this fulfillment service.

     ESD provides customers with three benefits. First, distributing software within an organization via the company's internal network. Within a large organization, this will reduce the total cost of ownership of desktop computing assets. Second, ESD facilitates hardware and software asset management, remote desktop support and automatic installation of packaged and custom software to the desktop. Finally, ESD offers the direct connection of business-to-consumer and business-to-business via electronic links such as the Internet. This provides the customer with fast delivery of software products and positions the Company to be highly responsive to the rapidly changing developer market.

Catalog Operations

     The Company has two primary established catalogs - Programmer's Paradise, directed at Software Developer's and The Programmer's Supershop, directed at Information Technology professionals working in large corporations. These catalogs are full color "magalogs" which combine traditional catalog sales offerings with detailed product descriptions, product announcements and contain substantial amounts of paid and cooperative advertising. The Programmer's Paradise catalog

                               Page 5 of 29 Pages
features the Company's distinctive "Island Man" cartoon character and is recognized as a leading source for technical software.

     In addition to its two flagship catalogs, the Company offers an additional catalog - Enterprise Supershop, which is directed to the IT professional working with the NT operating platform. In September 1997, the Company launched
Programmer's Paradise - Canada to support the growing Canadian software developer and IT professional markets.

     The Company creates its domestic catalogs in-house employing its own design team and production artists using a computer-based desktop publishing system. The in-house preparation of the catalogs streamlines the production process, provides greater flexibility and creativity in catalog production. Keeping the catalog production in-house results in significant cost savings and more control over the production process.

     The Company continuously attracts new customers by selectively mailing catalogs and other direct mail materials to prospective customers, as well as through advertising in magazines and trade journals. The Company's domestic mailing list currently consists of core Programmer's Paradise and The Programmer's Supershop buyer lists include approximately 150,000 customers who have purchased products from the Company within the 36 months ended December 31, 2000, plus selected names from the Company's prospect list and lists of names provided by publishers.

         In conjunction with The Programmer's Supershop and Enterprise Supershop catalogs, the Company has energized and supported an outbound telemarketing program as part of its domestic catalog operations. This telemarketing program targets mid-size to large commercial, governmental and educational accounts in the United States.

     Upstream Marketing to Suppliers. The Company engages in upstream marketing to its suppliers who are software publishers by providing important services designed to enhance such supplier's ability to market its products in the programmer and developer marketplace. The Company believes that its advertising and other supplier-directed marketing activities maximize the Company's marketing reach and builds important relationships with leading software publishers. The Company offers a menu of fee-based services to help its suppliers sell products, including cooperative space advertising, banner advertising on its websites, trade show support, special publisher catalogs, demonstration disks, shipment stuffers, telephone sold-on-hold advertising and a variety of custom direct mail services. As part of these services, the Company works closely with supplier's personnel on the launch of new product introductions, to help build product awareness within the channels, conducting marketing programs which are targeted at specific audiences and provide a broad range of product support.


     Cooperative and Fee-Based Advertising. The Company engages in cooperative and fee-based advertising with software publishers in accordance with written advertising insertion order agreements. Under these agreements, the Company places advertisements or prints catalogs that feature publisher products at discounted prices from retail, advertising allowances and rebates. Frequently, the Programmer's Paradise logo and telephone number are included in the promotion of selected publishers and incoming calls are handled by Company representatives. In addition, the Company often coordinates its catalog distribution and other marketing initiatives to coincide with new product releases. Many suppliers also provide funds to the Company based upon an agreed amount of coverage given in the catalogs for their respective products, thereby financing the cost of catalog publication and distribution. In 2000, the Company's cooperative and fee-based advertising reimbursements totaled less than 6.5% of total product revenues in the Company's domestic operations, and significantly smaller percentages in the European operations.

                               Page 6 of 29 Pages

 Direct Sales

     The direct sales channel offers flexible software acquisition, volume software licensing and maintenance options specially customized to meet the needs of mid-size to large commercial, governmental and educational accounts. Appointment of "Select" status in the United States enhances the Company's ability to develop the business-to-business market while servicing customers that have international licensing needs.

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

Wholesale Operations

     Wholesale operations in the United States and Canada include distribution to dealers and large resellers through its subsidiaries, Lifeboat Distribution Inc. ("Lifeboat"). Through Lifeboat, the Company concentrates on marketing and the reselling of programming tools and other quality technical computing product lines. Lifeboat customers consist of corporate resellers, value added resellers
(VARs), consultants, system integrators and retailers who have an interest in servicing the software development and other high tech communities.

Telemarketing

     The Company employs customer service representatives to assist customers with all aspects of purchasing decisions, process products ordered and respond to customer inquiries on order status, product pricing and availability. The customer service representatives are trained to answer all basic questions about the features and functionality of products. On technical issues, there is an in-house technical support staff, which is able to respond to most inquiries over the phone, with the balance researched off-line. For product literature and technical fact sheets, the Company employs its fax on demand literature service supported by a CD-ROM-based reference library. Through the Company's information systems, a customer service representative can immediately access a customer's record, which details purchase history as well as billing information.

                              Page 7 of 29 Pages

 Purchasing and Fulfillment

     The Company's success is dependent, in part, upon the ability of its suppliers to develop and market products that meet the changing requirements of the marketplace. The Company believes it enjoys good relations with its vendors. The Company and its principal vendors have cooperated frequently in product introductions and other marketing programs. In addition, the Company typically receives price protection should a vendor subsequently lower its price. As is customary in the industry, the Company has no long-term supply contracts with any of its suppliers. Substantially all the Company's contracts with its vendors are terminable upon 30 days' notice or less.

     The Company believes that effective purchasing is a key element of its business strategy to provide technical software and hardware at competitive prices. The Company believes that volume purchases enable it to obtain favorable and competitive product pricing. The Company purchases products from more than 2,000 publishers. Domestically, in 2000 the Company purchased approximately 57% of its products directly from manufacturers and publishers and the balance from multiple distributors. The largest volume of purchases by the Company from distributors was from Ingram, representing approximately 26% of domestic purchases in 2000. The Company believes it can purchase substantially all products purchased from Ingram from other competing wholesalers under similar terms.

     The Company attempts to manage its inventory position to generate a high number of inventory turns consistent with achieving high product availability and order fill rates. Inventory levels may vary from period to period, due in part to increases or decreases in sales levels, the Company's practice of making large-volume purchases when it deems the terms of such purchases to be attractive, and the addition of new suppliers and products. Moreover, the Company's order fulfillment and inventory control allow the Company to order certain products just in time for next day shipping. The Company promotes the use of electronic data interchange ("EDI") with its suppliers, which helps reduce overhead and the use of paper in the ordering process. All inventory items are bar coded and located in computer-designated areas which are easily identified on the packing slip. All such orders are checked with bar code scanners prior to packing to ensure that each order is filled correctly. The Company also conducts a semi-annual physical inventory to verify its inventory levels on a timely basis.

     Additionally, some suppliers or distributors will "drop ship" products directly to the customers, which reduces physical handling by the Company. These inventory management techniques allow the Company to offer a greater range of products without increased inventory requirements. Generally, the Company has been able to return unsold or obsolete inventory within specified intervals of the purchase date to its vendors through written agreements with, or unwritten policies of, such vendors. Domestic orders are shipped via an overnight courier service. Upon request, at an additional charge, overnight delivery services are available. The Company operates distribution facilities in Shrewsbury, New Jersey and Mississauga, Canada.

                              Page 8 of 29 Pages

 Management Information Systems

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

     All Website development and maintenance are performed in-house by qualified technicians and maintained on independent servers in-house. The Company believes this is a cost-effective approach that enables it to make timely adjustments to marketing initiatives.

Trademarks, Intellectual Property and Licenses

     The Company conducts its business under the trademarks and service marks of Programmer's Paradise, The Programmer's Supershop, The "Island Man" cartoon character logo, Lifeboat, DEMO, demo-it!. The Company believes the trademarks and service marks have significant value and are an important factor in the marketing of its products. The Company intends to use and protect these and related marks, as necessary. The Company does not maintain a traditional research and development group, but works closely with software authors and publishers and other technology developers to stay abreast of the latest developments in microcomputer technology.

     The Company is a Microsoft Select Large Account Reseller (LAR) and is authorized to negotiate Microsoft Open, Select, and Enterprise volume licensing agreements. The Company is similarly authorized to negotiate license agreements for software products published by IBM / Lotus, Computer Associates, Adobe and Veritas. The Company also has annual alliance agreements in place with other key publishers such as Merant, Compuware, WebGAIN, and Sybase.

Employees

     After giving effect to the sale of the European operations (completed January 9, 2001), the U.S. and Canadian companies on March 27, 2001 employed 106 full-time and 4 part-time persons. At December 31, 2000, the Company and its subsidiaries employed 244 full-time and 16 part-time persons. The Company is not a party to any collective bargaining agreements with its employees, has experienced no work stoppages and considers its relations with its employees to be satisfactory.

Competition

     The software distribution market is highly competitive. Pricing is very aggressive, and the Company expects pricing pressure to continue. The Company faces competition from a wide variety of sources including vendors who sell direct to customers, software resellers, superstores, catalogers, websites and other direct marketers of software products, some of which are significantly larger and have substantially greater resources than the Company. Many of these competitors compete principally on the basis of price, product availability, customer service and technical support. The market for developer software products is characterized by rapid changes in technology, user requirements, and

                              Page 9 of 29 Pages
customer specifications. The Company competes both in the acquisition of lists of prospects and of new products from software authors, developers and publishers, as well as in the marketing and sale of its existing products to its customers.

     Although many of the Company's competitors have greater financial resources than the Company, the Company believes that an ability to offer the software developer and IT professional a wide selection of products, at low prices, with prompt delivery, and high customer service levels and its good relationships with its vendors and suppliers, allows it to compete effectively. The Company competes to gain distribution rights for new products primarily on the basis of its reputation, the relationships which management of the Company has established with product authors and the Company's ability to promote and market new products successfully.

     The manner in which software products are distributed and sold is also changing, and new methods of distribution and sale may emerge or expand. Software developers and publishers have sold, and may intensify their efforts to sell, their products directly to end-users. The emergence of the Internet as a viable platform in which to conduct e-commerce business transactions has both lowered the barriers for competition and broadened customer's access to products and information. This transition has heightened the Company's awareness to maintain a competitive edge in this market. From time to time certain software developers and publishers have instituted programs for the direct sale of large order quantities of software to certain major corporate accounts. These types of programs may continue to be developed and used by various developers and publishers. While Microsoft and other vendors currently sell new releases or upgrades directly to end users, they have not attempted to completely bypass the reseller channel. Future efforts by such entities to bypass third-party sales channels could materially and adversely affect the Company's operations.

     In addition, resellers and publishers may attempt to increase the volume of software products distributed electronically through EDS technology, through CD-ROM based subscription services and through on-line shopping services. Any of these competitive programs, if successful, could have a material adverse effect on the Company's operations and financial condition.

Sales Tax and Regulatory Matters

     The Company presently collects state sales tax, or other similar tax, only on sales of products to residents of the State of New Jersey. Various states have tried to impose on direct marketers the burden of collecting state sales taxes on the sale of products shipped to residents of such states. The United States Supreme Court has affirmed its position that it is unlawful for a state to impose state sales tax collection obligations on an out-of-state mail order company whose only contacts with the state are the distribution of catalogs and other advertising materials through the mail and subsequent delivery of purchased goods by parcel post and interstate common carriers. However, it is possible that legislation may be passed to overturn such decision or the Supreme Court may change its position. Additionally, it is currently uncertain as to whether electronic commerce, which includes the Company's Internet sales activities, will be subject to state sales tax. The imposition of new state sales tax collection obligations on the Company in states to which it ships products would result in additional administrative expenses to the Company and could result in price increases to the customer, which could adversely affect the Company's business, financial condition and results of operations.

                              Page 10 of 29 Pages

     The Company seeks to expand its in-house list of customers and prospects. In the event that federal or state governments enact privacy legislation resulting in the increased regulation of mailing lists, the Company's ability to enhance or expand its lists could be adversely affected. In such event, the Company could also experience increased costs in complying with potentially burdensome regulations concerning the solicitation of consents to keep or add customer names to its mailing lists.

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

Executive Officers of the Company

The executive officers of the Company are as follows:

Name                    Age      Position

William H. Willett      64       President, Chief Executive Officer and
                                 Chairman of the Board

William H. Sheehy       44       Chief Financial Officer,
                                 Vice President - Finance and Treasurer
                                 Secretary

Simon Nijnens           29       Vice President

Jeffrey Largiader       44       Vice President - Marketing

John LoRe               54       Vice President - Information Technology and
                                 Chief Information Officer

William H. Willett has served as a director of the Company since 1996. In July 1998, Mr. Willett was appointed to the position of Chairman, President and Chief Executive Officer. Prior to joining the Company and since 1994, Mr.Willett was the President and Chief Operating Officer of Colorado Prime Foods located in New York.

William H. Sheehy has served as Vice-President and Chief Financial Officer since February 2000. Prior to joining the Company and since 1997, Mr. Sheehy served as President and Chief Operating Officer of TechniLogix located in New Jersey. Prior to serving as President and Chief Operating Officer, he was Chief Financial Officer of TechniLogix for worldwide operations since 1996. From 1994 to 1996, Mr. Sheehy served as Chief Financial Officer of DLB Systems for its US and UK operations.

Simon Nijnens has served as Vice-President since February 2001. Previously, Mr. Nijnens served as the Vice-President and Chief Operating Officer of the Company's European operations from November 1999 through January 2001. Prior to that appointment, he was European Controller and Corporate Controller of the Company. Mr. Nijnens began his career as a registered accountant with Ernst & Young in Amsterdam, The Netherlands.

Jeffrey Largiader has served as the Vice-President - Marketing since 1989 and is responsible for catalog production, product marketing, vendor relations, media planning and marketing communications. Prior to that and since 1983, he held various sales and product management positions with the Company and a predecessor, Lifeboat Associates, Inc.

John LoRe has served as the Company's Vice-President - Information Technology and Chief Information Officer since September 2000. Prior to this post he served as Vice President and Chief Information Officer of Best Manufacturing of New York. Between 1992 and 1998, Mr. LoRe held similar positions with Fila USA, Inc. of Baltimore, Maryland and Disney Direct Marketing, Inc. of New York. Preceding this, he had global responsibility for Information and Technology for Polo Ralph Lauren Corporation from 1986 through 1992.

                              Page 11 of 29 Pages

Item 2 Properties

     The Company leases 18,000 square feet of space at 1157 Shrewsbury Avenue, Shrewsbury, New Jersey for its corporate headquarters under a ten-year lease expiring in June 30, 2007 and an additional 7,250 square feet of space at 1163 Shrewsbury Avenue under a five-year lease, which expires in April 2002. Total annual rent expense for these premises is approximately $270,000. Additionally, the Company leases approximately 3,600 square feet of office space in
Mississauga, Canada, under a three-year lease, which expires on July 31, 2003. Total annual rent expense for these premises is approximately $23,000.

Item 3 Legal Proceedings

         There are no legal proceedings pending against the Company or any of its subsidiaries.

Item 4 Submission of Matters to a Vote of Security Holders

     The Company submitted the Stock Sale Agreement for a vote of its stockholders at a special meeting on December 21, 2000 (adjourned to January 3, 2001). See Item 1-General for a summary description of the Stock Sale Agreement. The following indicates the results of the voting on the Stock Sale Agreement:

               3,100,694 shares (59.5%) voted for approval
                   4,500 shares (0.1%) voted against approval
                   2,950 shares (0.0%) abstained
               2,101,981 shares (40.4%) were broker non-votes
               ------------------------------------------------------
               5,210,125 shares were outstanding and entitled to vote

                              Page 12 of 29 Pages

PART II


Item 5 Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock trades on the Nasdaq National Market under the symbol "PROG." The following table sets forth, for the calendar quarters indicated, the quarterly high and low sales prices of the Company's Common Stock as reported on Nasdaq. The quotations listed below reflect inter-dealer prices only, without retail markups, markdowns or commissions.


                           High               Low

1999
First Quarter             17.000             9.750
Second Quarter            15.500            10.500
Third Quarter             15.250             6.625
Fourth Quarter             7.625             5.000

2000
First Quarter              7.125             5.500
Second Quarter             5.625             3.063
Third Quarter              3.938             3.125
Fourth Quarter             3.563             2.438


During 2000, 14,475 shares of the Common Stock were issued to employees, former employees and directors of the Company, pursuant to the exercise of incentive stock options granted to them prior to such year under the Company's stock option plans. Such shares were issued pursuant to Rule 701 promulgated under the Securities Act of 1933, at a weighted average exercise price of $5.83.

Holders of Common Stock

     On March 19, 2001, 5,210,125 shares of the Company's Common Stock were outstanding. On such date, there were approximately 62 holders of record.

Dividends

     The Company has never paid any dividends on its Common Stock and does not currently expect to pay any dividends (cash or otherwise) on its Common Stock for the foreseeable future. Also, the Company's credit facility with Hudson United Bank, executed on February 9, 2001, restricts the Company's ability to pay future dividends. Item 6 Selected Financial Data.

                              Page 13 of 29 Pages

Item 6  Selected Financial Data


                                                               Year Ended December 31,
                                          ---------------------------------------------------------
                                                        (In thousands, except per share data)

                                          1996          1997           1998      1999         2000
                                          ----          ----           ----      ----         ----

Statement of Operations Data (1):
Net sales                               127,680      $176,157       $234,429  244,139      $216,543
Income (loss) from operations             2,936         6,217          5,527      (92)      (15,125)
Net income (loss)                         2,298         3,964          3,442     (729)      (17,474)
Basic net income (loss)
  per common share                        $0.48         $0.84          $0.72   $(0.14)       $(3.51)
Diluted net income (loss)
  per common share                        $0.44         $0.75          $0.66   $(0.14)       $(3.51)
Weighted average
  common shares outstanding-basic         4,764         4,740          4,797    5,100         4,983
Weighted average
  common shares outstanding-diluted       5,198         5,280          5,249    5,100         4,983

Balance Sheet Data:
Working capital                         $12,415       $16,077        $17,686   $14,806      $17,326
Total assets                             68,490        86,368        104,877    95,757       33,855
Notes payable - current                   1,135           958            674     2,628           --
Notes payable - long term                 1,050         2,220          1,761        --           --
Total stockholders' equity               28,845        32,213         36,241    34,849       18,906


(1) Comparability of the Statement of Operations is affected by acquisitions occurring throughout the periods presented.
(2) The loss from operations and the net loss for 2000 was primarily the result of the impairment of goodwill related to the Software Developers Corporation acquisition in June 1996 ($7.0 million), the loss on the sale of the Company's
European subsidiaries ($2.1 million), and an increase in the valuation allowance for the deferred tax assets ($2.8 million).



Item 7 Management Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     The Company is a distributor of software, operating principally through five distribution channels - Internet, catalogs, direct sales, telemarketing and wholesale operations. Internet sales encompass the Company's websites. Catalog operations include catalog sales, advertising and publishing. The Company markets its products through direct sales and telemarketing. The Company's telemarketing operations are an offshoot of the catalog channel targeting corporate customers for both technical software and desktop applications.
Wholesale operations include distributions to dealers and large resellers through the Company's subsidiary, Lifeboat Distribution.

     The Company has experienced in the past and will experience in the future seasonal variations in net sales and net income. Factors that have contributed to seasonal operating results include product cycles of suppliers that are not controlled or influenced by the Company, product availability, supplier relationships, customer licenses and contracts, the timing of catalog mailings, catalog response rates, product mix, past and potential acquisitions, the condition of the software industry in general, shifts in demand for industry announcements, releases of new products and upgrades and corporate purchasing cycles and prior to the sale of the European subsidiaries, traditional softness in summertime European commercial activities.

                              Page 14 of 29 Pages

 Results of Operations

     The following table sets forth for the years indicated certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales:




                                                     % to Net Sales                          % Change
                                            --------------------------------          --------------------
                                            For the years ended December 31,
                                            1998          1999         2000           99 v 98      00 v 99
                                            ----          ----         ----           -------      -------


Net sales                                  100.0%        100.0%      100.0%
Cost of sales                               87.5%         89.3%       90.0%
Gross profit                                12.5%         10.7%       10.0%           (1.8%)       (0.7%)

Selling, general and
  administrative expenses                   9.7%         10.0%        11.8%            0.3%         1.8%
Amortization of goodwill                    0.4%          0.7%         0.7%            0.3%        (0.0%)
Impairment of goodwill                      0.0%          0.0%         3.2%            0.0%         3.2%
Impairment of investment                    0.0%          0.0%         0.3%            0.0%         0.3%
Loss on sale of European
  subsidiaries                              0.0%          0.0%         0.9%            0.0%         0.9%
Income (loss) from operations               2.4%          0.0%        (6.9%)          (2.4%)       (6.9%)
Interest (income), expense net             (0.1%)        (0.1%)       (0.0%)          (0.0%)        0.1%
Unrealized foreign exchange
  (gain) loss                               0.0%          (0.1%)       0.1%           (0.1%)        0.2%
Income (loss) before income taxes           2.5%           0.2%       (7.0%)          (2.3%)       (7.2%)
Provision for income taxes                 (1.0%)         (0.5%)      (1.2%)           0.5%        (0.7%)
Net income (loss)                           1.5%          (0.3%)      (8.2%)          (1.8%)       (7.9%)



Net Sales

     Net sales of the Company represents the gross consolidated revenue of the Company less returns. Although net sales consist primarily of sales of software, revenue from marketing services and advertising is also included within net sales. Net sales of the Company decreased by $27.6 million or 11% to $216.5 million in 2000, and increased by $9.7 million or 4%, to $244.1 million in 1999 as compared to the respective preceding periods. The overall decrease in revenues in 2000 is primarily attributable to delays in software development projects and software product purchases caused by the potential Y2K conversion. For the year ended December 31, 2000, net sales from the catalog and Internet channel decreased slightly by $1.8 million or 2.7% as compared to the same period in 1999. Net sales from the direct channel decreased by $30.8 million or 19.5% as compared to the same period in 1999. Net sales from the wholesale distribution channel increased $5.0 million or 29% as compared to 1999. The Company posted gains in North American revenue of $7.9 million or 10% over 1999. Revenues from the European Subsidiaries declined over 1999 by $35.5 million or 22%. Net sales of the North America companies in 2000 were $88.6 million as compared to $80.7 million in 1999. Net sales of the European Subsidiaries in 2000 were $127.9 million as compared to $163.4 million in 1999.

                              Page 15 of 29 Pages

 Gross Profit

     Gross profit represents the difference between net sales and cost of sales. Cost of sales is composed primarily of amounts paid by the Company to publishers and vendors plus catalog printing and mailing costs. Publisher and vendor rebates are credited against cost of sales. Gross profit as a percentage of net sales decreased by 0.7% in 2000 from 10.7% to 10.0% reflecting a shift in the mix of sales through the Company's distribution channels as a result of the substantial increase in lower margin direct sales and Microsoft Select licensing sales.

     Gross profit for the year ended December 31, 2000 was $21.6 million as compared to $26.1 million in 1999. For North America, the gross profit was $11.1 million as compared to $11.3 million for the same period in 1999. The European Subsidiaries generated gross profit of $10.5 million for 2000 as compared to $14.8 million for 1999. The decline in gross profit from the European subsidiaries was primarily the result increased competitive pressures on pricing and clients requiring more value added services (such as training, hardware configuration, and software implementation) within the German marketplace. For North America, the decline in gross profit was primarily the result of gross profit as a percentage of sales ("gross margin") pressure due to the increased competitive environment.

     Gross margin for the year ended December 31, 2000 in North America was 12.5% as compared to 13.5% for the same period in 1999. The decrease in gross margin in North America primarily resulted from increased competition within the catalog and reseller channels. Gross margin for the European Subsidiaries was 8.2% as compared to 9.1% in 1999. In Europe, the decline was mainly contributed by increased competition within the reseller channel.

     In the past, the mix of products sold and the delivery channel has affected gross margin. Historically, the gross margins attained in the catalog channel have been higher than either the direct sales or distribution channels. In 2000, catalog operations contributed approximately 31% of revenue and approximately 48% of gross margin dollars as compared with 28% of revenue and 40% of gross margin dollars in 1999. Direct sales operations contributed approximately 59% of revenue and approximately 40% of gross margin dollars in 2000 and 65% of revenue and 52% of gross margin dollars in 1999. The distribution channel contributed approximately 10% of revenue and approximately 12% of gross margin dollars in 2000 compared with 7% of revenue and 8% of margin dollars in 1999.

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

Selling, General and Administrative Expenses

     Selling, general and administrative ("SG&A") expenses include all corporate personnel costs (including salaries and health benefits), depreciation and amortization, non-personnel-related marketing and administrative costs and provision for doubtful accounts. Depreciation and amortization consists

                              Page 16 of 29 Pages
primarily of equipment depreciation and leasehold improvements amortization. Loss from the sale of the European Subsidiaries consists of the purchase price less all related investments, transaction costs, forgiveness of inter-company debt, and other items recorded in the consolidated balance sheet.

     SG&A expenses for the year ended December 31, 2000 were $25.6 million as compared to $24.4 million for the same period in 1999, an increase of $1.2 million or 5.0%. This increase was primarily the result from investments in eCommerce technology and an increase in the allowance for doubtful accounts. SG&A expenses in North America were $12.7 million for the year ended December 31, 2000 as compared to $10.4 million in 1999. SG&A expenses in Europe were $12.9 million in 2000 as compared to $14.0 million in 1999. SG&A expenses as a percentage of revenues increased to 11.8% from 10.0% in 1999. The slight increase in SG&A expense as a percent of revenues in 1999 was primarily attributable to an increase in staff within the Internet Development and e-Commerce teams. SG&A expenses as a percentage of revenues increased to 10.0% in 1999 from 9.7% in 1998.

     Each year SG&A has increased in absolute dollars, reflecting the cost of operations of the Company's acquisitions and implementing the business plans. The Company anticipates that SG&A as a percentage of revenues will decline as revenues continue to grow and cost containment directives remain in place, however, there can be no assurances that this will occur.

Amortization

     During the fourth quarter of 2000, the goodwill from the acquisition of Software Developers Corporation ("SDC") in June 1996 was evaluated and determined to be impaired and was adjusted accordingly, as a result of the Company's ongoing evaluation of the realizability of such goodwill. The goodwill was the result of excess purchase price over the net assets acquired from SDC. There had been a decline in sales generated from the Programmer's Supershop Catalog, which became more substantial in 2000. In 2000, the customer list and catalog production and distribution processes were evaluated and the Company determined the value previously recognized was impaired. The customers buying patterns have changed based upon increased competition from other direct market resellers and the accessibility to procure software products through competing websites.

     The impairment of goodwill was determined by analyzing the historical trends and future projections of the Programmer's SuperShop Catalog. The number of customers mailed were reviewed and based upon the data it was evident the amount of catalogs mailed were declining. Additionally, the volume of catalog sales was analyzed and the sales amounts were decreasing. Gross profit dollars during the period were experiencing pricing pressures from competitors and increased distributors and websites to procure software products. This is leading to decreasing gross profit dollars and increased catalog and production costs. Finally, the buying patterns of customers were analyzed and the Company determined that repeat buying was not increasing, and the number of one-time buyer's greater than 36 months making a second purchase were not materializing.

     Projections of sales, gross profit and undiscounted cash flows were prepared using catalog mailing plans and historical data. Based upon these valuations, the Company determined goodwill to be impaired in the amount of $7.0 million and the remaining goodwill related to SDC as of December 31, 2000 is $255,000. The impairment of SDC goodwill is included in loss from operations amount within the Statement of Operations.

     The catalog and Internet sales distribution channel is affected by this impairment. Programmer's SuperShop catalog is one of many catalogs created and distributed by the Company.

                              Page 17 of 29 Pages

SuperShop customer list will be reviewed and if appropriate, included in the Programmer's Paradise Catalog mailing and production plans. Although results associated with the Programmer's Supershop Catalog have continued to decline, the Company plans to continue the Programmer's SuperShop catalog production and distribution to its customers.

Loss on Sale of European Subsidiaries

     Pursuant to an Agreement, dated December 1, 2000 ("Stock Sale Agreement"), between the Company and PC-Ware Information Technologies AG, a German corporation ("PC-Ware"), on January 9, 2001 the Company sold all of the shares of its European subsidiaries (except for Programmer's Paradise France S.A.R.L.) for 14,500,000 Euros, of which 3,275,000 Euros are being held in a 240-day escrow as security for any claim of PC-Ware arising from alleged breaches of representations by the Company under the Stock Sale Agreement. Such claims are subject to a 300,000 Euro de minimus amount and a 7,500,000 Euro maximum amount.

     As a result of this sale, the Company has presented the balance sheets of its European subsidiaries combined in one line on the December 31, 2000 balance sheet as "net assets held for sale." In the fourth quarter of 2000, the Company recognized a loss on this sale of $2,081, which is presented as a separate line in its statement of operations.

Loss on Investment

     In 1999, the Company acquired an interest in Healy Hudson GmbH ("Healy Hudson"), a privately held German Internet e-Commerce software company. This investment was accounted for under the cost method.

     During the fourth quarter of 2000, the Company evaluated the carrying value of Healy Hudson. As a privately held company targeting the e-Commerce markets in Europe and the US, gaining market share requires attracting various resources to be successful. Gaining financial support from existing and new investors is necessary to continue Healy Hudson's progress in penetrating these markets. Based upon the financial market conditions, which make it difficult to raise additional capital and financial performance including continuing losses, significant cash burn rate and declining cash balances, the Company determined a valuation allowance of $590,000 is necessary.

Interest Income and Expense

     The Company generated net interest income/(expense) of ($52,000), $140,000 and $294,000 in 2000, 1999 and 1998, respectively. During 2000, the decreasing sales from the European subsidiaries required external funding from bank institutions. In addition, the Company did not pursue payment of intercompany product software purchases, which required the North American operations to borrow against lending facilities.

                              Page 18 of 29 Pages

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

     The Company had recorded a US deferred tax asset at December 31, 2000 of approximately $7.0 million reflecting, in part, a benefit of $6.9 million in federal and state tax loss carryforwards, which will expire in varying amounts between 2001 and 2020. In following the guidance set forth in FASB 109, the Company has recorded a valuation allowance for the full amount.

     For the year ended December 31, 2000, the Company recorded a provision for income taxes of $2.5 million, which consists of a benefit of $.4 million and $4.2 million for foreign and federal and state taxes respectively, offset by a deferred tax valuation allowance of $7.1 million. For the year ended December
31, 1999, the Company recorded a provision for income taxes of $1.3 million, which consisted of a provision for foreign taxes of approximately $1.7 million, offset in part, by a benefit for federal and state taxes of $400,000. In 1998, the Company recorded a provision for income taxes of $2.4 million, which consists of a provision for state and federal taxes of approximately $600,000 and also a provision for foreign taxes of approximately $1.8 million.

     Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $1,943,000 and $5,115,000 at December 31, 2000 and 1999,
respectively. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided. Upon distribution of those earnings in the form of dividends, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

Liquidity and Capital Resources

     The Company's primary capital needs have been to fund the working capital requirements created by its sales growth. Historically, the Company's primary sources of financing have been borrowings under domestic and, prior to the sale of the European subsidiaries, international lines of credit with financial institutions and the issuance of common and preferred stock.

     Cash provided by operations was $2,235,000 for the year ended December 31, 2000 compared to $1,468,000 and $2,728,000 for 1999 and 1998, respectively.
During 2000, the net cash flow from operating activities was primarily attributable to the net loss for the year ($17,474,000) and decrease in income taxes payable offset by the loss on the sale of the European subsidiaries ($2,081,000), the impairment of the goodwill related to the SDC acquisition ($7,000,000), a reduction in inventory (791,000), increase in accounts payable and accrued expenses ($6,822,000), and the reduction of deferred income taxes ($2,834,000). In 1999, the decrease in accounts receivable $(6,687,000) and the net change of other assets and liabilities of $937,000 accounted for the majority of the cash flows in.

                              Page 19 of 29 Pages

The decrease in accounts payable of $(7,437,000) was covered through cash reserves and short-term lending facilities.

     Cash used in investing activities totaled $14,988,000 for the year ended December 31, 2000. The majority of the cash used in 2000 was related to the change in net assets held for sale in the amount of $14,407,000. The Company's capital expenditures for 2000 and 1999 amounted to $581,000 and $996,000, respectively, which was comprised of computer hardware and software, office furniture and leasehold improvements. In 1999, cash in the amount of $2,274,000 was used to pay the "earn-out" amount relating to the purchase of Logicsoft Europe BV.

     Cash used in financing activities was $2,628,000 for 2000. In 2000, repayments under the line of credit totaled $2,628,000 in 2000 as compared to net borrowings of $2,628,000 in 1999. During 1999, the Company purchased treasury stock for $(1,137,000) as compared to $(545,000) in 1998. Also, during 1997, the Company entered into a five-year term loan agreement in the US Dollar equivalent of $3,000,000 bearing interest at 6.17%. Due to the strong US Dollar, the loan was prepaid during the second quarter of 1999, which resulted in a cash outflow of approximately $2,435,000.

     At December 31, 2000, the Company had cash and cash equivalents of $2,091,000 and net working capital of $17,326,000 compared with cash and cash equivalents of $17,597,000 and net working capital of $14,806,000 at December 31, 1999. The increase in working capital at December 31, 2000 is mainly attributable to the net assets held for sale of the European subsidiaries and the decrease of the deferred tax assets. On January 9, 2001, the Company received net cash of approximately $12.1 million from the sale of its European subsidiaries discussed above. The Company believes that its cash resources (including the proceeds from the sale) will be sufficient to support the Company's operations for at least the next twelve months.

     The Company and PNC Bank, National Association (the "PNC") entered into a letter agreement dated February 24, 1998 (the "Letter Agreement"), providing for a line of credit of up to $7.5 million. The Company and PNC executed Amendment No. 1 to the Letter Agreement, dated June 30, 1999, which extended the expiration date to March 31, 2000. The Company and the Lender executed a second amendment, dated March 31, 2000, which extended the expiration date to June 30, 2000. On August 10, 2000, the Company and the Lender entered into a forbearance agreement (the "Forbearance Agreement") whereby (i) PNC agreed to forbear from exercising its rights and remedies arising as a result of defaults then outstanding until December 31,2000 (unless certain other events of default occurred prior to such date), (ii) the amount the Company could borrow was reduced from $7.5 million to the lesser of (x) $2 million and (y) 60% of certain of the Company's accounts receivable, (iii) the expiration date was extended to December 31, 2000, and (iv) the Company paid a fee of $40,000 to the Lender and a field audit cost of about $9,000. Under the Forbearance Agreement, the amount borrowed bore interest at PNC's prime rate. The Company initiated discussions with banks and financing companies to determine a level of interest for providing borrowing facilities and, after entering into negotiations with Hudson United Bank ("Hudson"), the Company paid in full in December 2000 all of its outstanding obligations under the Letter Agreement.

     On February 9, 2001, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Hudson. The new Loan Agreement provides for a revolving credit facility of up to $5.0 million with an initial term expiring April 1, 2003. The amount of available credit is determined by the level of certain eligible accounts receivable. The facility bears interest at Hudson's prime rate (8.5% at March 1, 2001) plus 1%. Additionally, the Loan Agreement contains various covenants including a financial covenant that generally requires the Company to maintain a current ratio (as

                              Page 20 of 29 Pages
defined in the Loan Agreement) of 1.5 to 1. The Loan Agreement is subject to customary event of default and acceleration provisions and is collateralized by substantially all of the Company's assets.

     As of December 31, 2000, the Company's subsidiary in The Netherlands, Logicsoft Holding, BV, maintained a demand revolving line of credit pursuant to which it could borrow in guilders up to DFL 2,500,000 (the equivalent of approximately $1,018,000 at December 31, 2000), and which was secured by its accounts receivable and inventory. The line bore interest at 6.00%. At December 31, 2000, there was DFL 295,985 (the equivalent of approximately $265,529) outstanding under the line. This amount has been included in the net assets of European subsidiaries held for sale.

Foreign Exchange

     As a result of the sale by the Company of its European subsidiaries, 3,275,000 Euros (the equivalent of approximately $2,938,000 at December 31,
2000) is being held in escrow to indemnify PC-Ware Information Technologies AG against alleged breaches by the Company as security for the Company's indemnification of representations under the Stock Sale Agreement dated December 1, 2000, subject to a 300,000 Euro de minimus amount and a 7.5 million Euro maximum amount. The amount is subject to fluctuations in the Euro to U.S. dollar exchange rate at risk until converted to U.S. dollars at the expiration of the warranty period on September 6, 2001 and settlement of any potential claims.

Certain Factors Affecting Operating Results

     This report  includes  "forward-looking  statements"  within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Statements in this report regarding future events or conditions, including statements regarding industry prospects and the Company's expected financial position, business and financing plans, are forward-looking statements. Although the
Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are set forth in the paragraphs below and are disclosed elsewhere in this report, and include risks and uncertainties related to the continued acceptance of the Company's distribution channel by vendors and customers, the timely availability and acceptance of new products, and contribution of key vendor relationships and support programs, as well as factors that effect the software industry generally.

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

                                 21 of 29 Pages

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

     Management Information Systems. The Company's success is dependent on the accuracy and proper utilization of its management information systems, including its telephone and Internet systems. The Company's ability to manage its inventory and accounts receivable collections; to purchase, sell and ship its products efficiently and on a timely basis; and to maintain its operations is dependent upon the quality and effective utilization of the information generated from the management information systems. The Company recognizes the need to continually upgrade its management information systems to most effectively manage its operations and customer database. In that regard, the Company anticipates that it will, from time to time, require software and hardware upgrades for its present management information systems.

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


                              Page 22 of 29 Pages

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


                              Page 23 of 29 Pages

     Certain of the products offered by the Company might be subject to manufacturer allocations, which limit the number of units of manufacturers' products available to resellers, including the Company. The Company's business may be adversely affected if certain products become unavailable to the Company or if the number of units allocated to the Company becomes limited, whether such unavailability or limitation is due to the loss of authorized dealer status, allocation limitations or other conditions. Many key vendors finance portions of the cost of catalog publication and distribution based upon the amount of coverage given in the catalogs to their respective products. A reduction in or discontinuation of this practice could have a material adverse effect on the Company.

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

     State Sales Tax Collection. The Company presently collects state sales tax, or other similar tax, only on sales of products to residents of the State of New Jersey. Various states have tried to impose on direct marketers the burden of collecting state sales taxes on the sale of products shipped to state residents. The United States Supreme Court has affirmed its position that it is unlawful for a state to impose state sales tax collection obligations on an out-of-state mail order company whose only contacts with the state are the distribution of catalogs and other advertising materials through the mail and subsequent delivery of purchased goods by parcel post and interstate common carriers. However, it is possible that legislation may be passed to overturn such decision or the Supreme Court may change


                              Page 24 of 29 Pages
its position. Additionally, it is currently uncertain as to whether electronic commerce, which will likely include the Company's Internet sales activities, will be subject to state sales tax. The imposition of new state sales tax collection obligations on the Company in states to which it ships products would result in additional administrative expenses to the Company and could result in price increases to the customer, which could adversely affect the Company's business, financial condition and results of operations.

Item 7A Quantitative and Qualitative Disclosures about Market Risk

     In addition to its activities in the United States, 59% of the Company's 2000 sales were generated internationally. Prior to the sale by the Company of its European-based operations, the Company was subject to general risks attendant to the conduct of business in each of the foreign countries where such European-based operations were located, including economic uncertainties and foreign government regulations. In addition, the Company's international business was subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors.

     In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value resulting from an adverse movement in interest rates. As of December 31, 2000, the Company terminated the borrowing agreement with PNC, and has subsequently replaced it with a Loan Agreement with Hudson United Bank, effective February 9, 2001, which bears interest at a variable rate based upon Hudson's prime rate (8.5% at March 1, 2001) plus 1%.

     Information regarding quantitative and qualitative disclosures about market risk related to a portion of the proceeds from the sale by the Company of its European subsidiaries that is being held in escrow is set forth in Part I, Item 7 of this Annual Report on Form 10-K under the heading "Foreign Exchange."

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


                              Page 25 of 29 Pages

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

Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      The following documents are filed as part of this Report:

         1.       Consolidated Financial Statements:

                    Index to Consolidated Financial Statements and Schedule

                    Report of Independent Auditors

                    Consolidated Balance Sheets - as of
                           December 31, 1999 and 2000

                    Consolidated Statements of Operations - Years
                           ended December 31, 1998, 1999 and 2000

                    Consolidated Statement of Stockholders' Equity - Years ended
                           December 31, 1998, 1999 and 2000

                    Consolidated Statements of Cash Flows - Years ended December
                           31, 1998, 1999 and 2000

                    Notes to Consolidated Financial Statements


                              Page 26 of 29 Pages

         2.       Financial Statement Schedule:

                  Schedule II     Valuation and Qualifying Accounts

                  All other schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.


         3.       Exhibits:

Exhibit
Number   Description of Exhibits.

2.1 Agreement for the Sale and Purchase of Shares, dated as of January 9, 2001, between the Company and PC-Ware Information Technologies, AG.+

3.1      Form of  Amended  and  Restated  Certificate  of  Incorporation  of the
         Company.*

3.2      Form of Amended and Restated By-Laws of the Company.*

4.1      Specimen of Common Stock Certificate.*

10.1 Loan and Security Agreement, dated as of February 7, 2001, between the Company and Hudson United Bank.***

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

10.18    1995 Stock Plan.*

10.19    1995 Non-Employee Director Plan.*

10.20    Form of Officer and Director Indemnification Agreement.*

10.38 Employment Agreement dated July 14, 1998 between William Willett and the Company*

10.42 Lease dated as of May 14, 1997 between Robert C. Baker, et al as Landlord and the Company**

21.1     Subsidiaries of the Registrant.

                              Page 27 of 29 Pages

23.1     Consent of Ernst & Young LLP

27       Financial data schedule

* Incorporated by reference to exhibits of the same number filed with the Registrant's Registration Statement on Form S-1 or amendments thereto (File No. 33-92810).

** Incorporated by reference to Exhibit 10.42 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999.

*** Incorporated by reference to the Registrant's Current Report on Form 8-K filed on February 9, 2001.

+ Incorporated by reference to Annex I to the Registrant's Definitive Special Meeting Proxy Statement filed on December 1, 2001.

(b)      Reports on Form 8-K.

         None.

                              Page 28 of 29 Pages

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Shrewsbury, New Jersey, on April 16, 2001.

                                               PROGRAMMER'S PARADISE, INC.


                                               By:  /s/ William H. Willett
                                                  ------------------------------
                                                   William H. Willett, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


Signature                  Title                                     Date

                           President, Chief Executive Officer     April 16, 2001
/s/ William H. Willett     and Chairman of the Board of
----------------------     Directors
William H. Willett

                           Chief Financial and                    April 16, 2001
/s/ William H. Sheehy      Accounting Officer
---------------------
William H. Sheehy

/s/ Edwin H. Morgens        Director
--------------------                                              April 16, 2001
Edwin H. Morgens


/s/ Allan Weingarten        Director                              April 16, 2001
--------------------
Allan Weingarten


/s/ F. Duffield Meyercord   Director                              April 16, 2001
-------------------------
F. Duffield Meyercord


                              Page 29 of 29 Pages

                  Programmer's Paradise, Inc. and Subsidiaries

            Index to Consolidated Financial Statements and Schedule




                                                           Page
Report of Independent Auditors                             F-2
Consolidated Balance Sheets                                F-3
Consolidated Statements of Operations                      F-4
Consolidated Statements of Stockholders' Equity            F-5
Consolidated Statements of Cash Flows                      F-6
Notes to Consolidated Financial Statements                 F-7
Schedule II - Valuation and Qualifying Accounts            F-26

                         Report of Independent Auditors


The Board of Directors and Stockholders
Programmer's Paradise, Inc.


We have audited the accompanying consolidated balance sheets of Programmer's Paradise, Inc. and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Programmer's Paradise, Inc. and subsidiaries at December 31, 1999 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                               /s/ Ernst & Young LLP


MetroPark, New Jersey
March 30, 2001

                  Programmer's Paradise, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                      (In thousands, except share amounts)



                                                                          December 31
                                                                    1999              2000
                                                                  ---------------------------
Assets
Current assets:
 Cash and cash equivalents                                         $17,597            $2,091
 Accounts receivable, net of allowances of $1,430 and
  $530 in 1999 and 2000, respectively                               46,316            13,048
 Inventory                                                           5,620             2,631
 Prepaid expenses and other current assets                           4,468             2,342
 Deferred income taxes                                               1,713
 Net assets of European subsidiaries held for sale                                    12,163
                                                                ------------------------------
Total current assets                                                75,714            32,275

Equipment and leasehold improvements, net                            2,135               934
Goodwill, net of accumulated amortization of $4,381
 and $18,669, in 1999 and 2000, respectively                        14,543               255
Other assets                                                         1,505               391
Deferred income taxes                                                1,860
                                                                ------------------------------
                                                                   $95,757           $33,855
                                                                ==============================
Liabilities and stockholders' equity
Current liabilities:
 Accounts payable and accrued expenses                             $50,383           $14,939
 Notes payable to banks                                              2,628
 Other current liabilities                                           7,897                10
                                                                ------------------------------
Total current liabilities                                           60,908            14,949

Stockholders' equity:
 Common Stock $.01 par value:  Authorized, 10,000,000
  shares, issued 5,280,438 and 5,287,813 in 1999 and 2000,
  respectively                                                          53                53
 Additional paid-in capital                                         35,872            35,476
 Treasury stock, at cost, 230,650 and 224,800 shares in
  1999 and 2000, respectively                                       (1,356)           (1,325)
 Retained earnings/(deficit)                                         2,457           (15,017)
 Accumulated other comprehensive loss                               (2,177)             (281)
                                                                ------------------------------
Total stockholders' equity                                          34,849            18,906
                                                                ------------------------------
                                                                   $95,757           $33,855
                                                                ==============================


                             See accompanying notes.



                  Programmer's Paradise, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)


                                                                               Year ended December 31
                                                                       1998            1999               2000
                                                                  --------------------------------------------



Net sales                                                         $234,429          $244,139         $216,543
Cost of sales                                                      205,241           218,014          194,964
                                                                  --------------------------------------------
Gross profit                                                        29,188            26,125           21,579

Selling, general and administrative expenses                        22,682            24,422           25,648
Amortization of goodwill                                               979             1,795            1,385
Impairment of goodwill                                                                                  7,000
Impairment of investment                                                                                  590
Loss on sale of European subsidiaries                                                                   2,081
                                                                  --------------------------------------------
Income (loss) from operations                                        5,527               (92)         (15,125)

Other (expense) income:
Interest expense                                                      (250)             (408)            (353)
Interest income                                                        544               548              301
Unrealized foreign exchange gain                                        62               525              186
                                                                  --------------------------------------------
Income (loss) before provision for income taxes                      5,883               573          (14,991)

Provision for income taxes                                           2,441             1,302            2,483
                                                                  --------------------------------------------

Net income (loss)                                                 $  3,442              (729)         (17,474)
                                                                  ============================================


Basic net income (loss) per common share                          $   0.72             (0.14)          $(3.51)
                                                                 ============================================

Diluted net income (loss) per common share                        $   0.66            $(0.14)          $(3.51)
                                                                  ============================================

Weighted average common shares outstanding-Basic                     4,797             5,100            4,983
                                                                  ============================================

Weighted average common shares outstanding-Diluted                   5,249             5,100            4,983
                                                                  ============================================

                             See accompanying notes


                  Programmer's Paradise, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                      (In thousands, except share amounts)


                                                                                   Accumulated
                                                     Additional          Retained    other
                                    Common Stock     Paid-In   Treasury  Earnings/  comprehensive
                                    Shares  Amount   Capital   Stock     (Deficit)   Income (loss)    Total
                                    -----------------------------------------------------------------------


Balance at January 1, 1998          4,793,295   $48    $33,633    ($343)    ($256)     ($869)      $32,213
 Net income                                                                 3,442                    3,442
 Other comprehensive income:
 Translation adjustment                                                                  141           141
                                                                                                       ---
 Comprehensive income                                                                                3,583
 Exercise of stock options, including
  $372 in income tax benefits         157,775     2        319      669                                990
 Purchase of 102,500 treasury stock                                (545)                              (545)
  shares
                                    ------------------------------------------------------------------------
Balance at December 31, 1998        4,951,070    50     33,952     (219)    3,186       (728)       36,241
 Net loss                                                                    (729)                    (729)
 Other comprehensive loss:
 Translation adjustment                                                               (1,449)       (1,449)
                                                                                                     -------
 Comprehensive loss
                                                                                                    (2,178)
 Exercise of stock options, including
  $1,054 in income tax benefits       284,568     3      1,676      223                              1,902
 Issuance of common stock for
  severance and bonus                  44,800              244                                         244
 Purchase of 231,500 treasury stock
  shares                                                          1,360)                            (1,360)
                                    ------------------------------------------------------------------------
Balance at December 31, 1999        5,280,438    53     35,872   (1,356)    2,457     (2,177)       34,849
 Net loss                                                                   7,474)                 (17,474)
 Other comprehensive loss:
 Translation adjustment                                                               (1,164)       (1,164)
                                                                                                    -------
 Comprehensive loss                                                                                (18,638)
 Translation balance included
  in net assets held for sale                                                          3,060         3,060
 Reduction of tax liability from
  exercise of stock options                               (365)                                       (365)
 Repayment of proceeds from stock
  option exercise                                          (35)                                        (35)
 Exercise of stock options              7,375                4       31                                 35
                                    ------------------------------------------------------------------------
Balance at December 31, 2000        5,287,813   $53     35,476  $(1,325) $(15,017)     $(281)      $18,906
                                    ========================================================================
                             See accompanying notes


                  Programmer's Paradise, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)




                                                                         Year ended December 31
                                                                1998           1999             2000
                                                                ----           ----             ----

Cash flows from operating activities
Net income (loss)                                             $ 3,442        $ (729)         $ (17,474)
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
  Impairment of investment                                                                         590
  Deferred income taxes                                            88             4              2,834
  Depreciation expense                                            934         1,177                957
  Amortization expense                                          1,114         1,929              1,609
  Loss on sale of European subsidiaries                                                          2,081
  Impairment of goodwill                                                                         7,000
  Changes in operating assets and liabilities, net
   of assets held for sale:
    Accounts receivable                                       (14,486)        6,687             (3,027)
    Inventory                                                    (708)         (285)               791
    Prepaid expenses and other current assets                    (364)         (815)               406
    Accounts payable and accrued expenses                      11,085        (7,437)             6,822
    Net change in other operating assets and liabilities        1,623           937               (354)
Net cash provided by operating activities                       2,728         1,468              2,235

Cash flows from investing activities
Purchase of equipment, leasehold improvements
 and other                                                    (1,975)          (996)              (581)
Change in net assets held for sale                                                             (14,407)
Purchases of businesses, net of cash acquired                                (2,274)
                                                           --------------------------------------------
Net cash used in investing activities                         (1,975)        (3,270)           (14,988)

Cash flows from financing activities
Borrowings (repayments) under lines of credit                   (743)         2,628             (2,628)
Repayments under long term debt                                              (2,435)
Purchase of treasury stock                                      (545)        (1,137)
Repayment of proceeds from stock option exercise                                                   (35)
Net proceeds from issuance of common stock                       990            625                 35
                                                           --------------------------------------------
Net cash used in financing activities                           (298)          (319)            (2,628)
                                                           --------------------------------------------
Effect of foreign exchange rate on cash                          141         (1,449)              (125)
                                                           --------------------------------------------
Net increase (decrease) in cash and cash equivalents             596         (3,570)           (15,506)
Cash and cash equivalents at beginning of year                20,571         21,167             17,597
                                                           --------------------------------------------
Cash and cash equivalents at end of year                     $21,167        $17,597             $2,091
                                                           ============================================

                             See accompanying notes.


                  Programmer's Paradise, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)

1.  Significant Accounting Policies

Principles of Consolidation and Operations

The  consolidated  financial  statements  include the  accounts of  Programmer's
Paradise, Inc., it's wholly owned subsidiaries and its majority-owned subsidiaries (the "Company"). Programmer's Paradise, Inc. is a recognized international marketer of software targeting the software development professional and information technology professional within enterprise organizations. The Company operates principally, through five distribution channels in North America and Europe - Internet, catalog, direct sales, telemarketing, and wholesale distribution. All inter-company balances and transactions have been eliminated in consolidation. The Company completed the sale of its European operations on January 9, 2001 (see Note 12)


Concentrations of Credit Risk

The Company's accounts receivable are potentially exposed to concentrations of credit risk. These receivables reflect a broad customer base, which is dispersed across many different industries and geographies. Credit limits, periodic credit evaluations and account monitoring procedures are utilized to minimize the risk of loss. Collateral is generally not required. Credit losses related to accounts receivable have been consistent with management's expectations. The carrying value of accounts receivable and notes payable to banks approximate fair value.


Significant Customers and Suppliers

No customer accounted for more than 10% of consolidated net sales in 1998, 1999 and 2000 and no material part of the business is dependent upon a single customer or a few customers, the loss of any one or more which would have a materially adverse effect on the Company.

The Company has authorized dealership or distribution agreements with various suppliers. Products from two of these suppliers accounted for approximately 61%, 63% and 59% of Company revenues for 1998, 1999 and 2000, respectively.


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


Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


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


Accounting for Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets used in operations when events and circumstances indicate that an asset's carrying value may not be recoverable. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying value of the asset. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset being evaluated for impairment.

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

During the fourth quarter ended December 31, 2000, the goodwill from the acquisition of Software Developers Corporation ("SDC") in June 1996 was determined the to be impaired and was adjusted accordingly as a result of the Company's ongoing evaluation of the realizability of such goodwill. The goodwill was the result of excess purchase price over assets from SDC. There had been a steady decline in sales generated from the Programmer's Supershop Catalog, which become more substantial in 2000. In 2000, the catalog production and distribution processes were evaluated and determined the value previously recognized was impaired. The customers buying patterns were beginning change based upon increased competition from other direct market resellers and the accessibility to procure software products through competing websites.

The impairment of goodwill was determined by analyzing the historical trends and future undiscounted net cash flow projections of the Programmer's SuperShop Catalog. The number of customers mailed were reviewed and based upon the data it was evident the amount of catalogs mailed were declining. Additionally, the volume of catalog sales was analyzed and the sales amounts were decreasing. Gross profit dollars during the period was experiencing pricing pressures from competitors and increased distributors and websites to procure software products. This is leading to decreasing gross profit dollars and increased catalog and production costs. Finally, the buying patterns of customers was analyzed and determined that repeat buying was not increasing, and the number of one-time buyer's greater than 36 months making a second purchase were not materializing.

Projections of sales, gross profit and undiscounted net cash flows were prepared using catalog mailing plans and historical data. Based upon these valuations, goodwill was determined to be impaired in the amount of $7.0 million and the remaining goodwill related to SDC as of December 31, 2000 is $255,000. The impairment of SDC goodwill is included in loss from operations amount within the Statement of Operations.

The catalog and Internet sales distribution channel is affected by this impairment. Programmer's SuperShop catalog is one of many catalogs created and distributed by the Company. SuperShop customer list will be reviewed and if appropriate, included in the Programmer's Paradise Catalog mailing and production plans. Although results associated with th Programmer's Supershop Catalog have continued to decline, the Company plans to continue the Programmer's SuperShop catalog production and distribution to its customers.

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                  (Dollars in thousands, except share amounts)


Investment in Healy Hudson

In 1999, the Company acquired an interest in Healy Hudson GmbH ("Healy Hudson"), a privately held Internet e-Commerce software company. This investment was accounted for under the cost method.

During the fourth quarter of 2000, the Company evaluated the carrying value of Healy Hudson. As a privately held company targeting the e-Commerce markets in Europe and the US, gaining market share requires attracting various resources to be successful. Gaining financial support from existing and new investors is necessary to continue Healy Hudson's progress in penetrating these markets. Based upon the financial market conditions, which make it difficult to raise additional capital and financial performance including continuing losses, significant cash burn rate and declining cash balances, the Company determined a valuation allowance of $590,000 is necessary.

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


Advertising Costs

The Company capitalizes the advertising costs associated with producing its catalogs. The costs of these catalogs are amortized over the estimated shelf life of the catalogs, generally 3-5 months. The unamortized balance of non-reimbursed advertising costs at any period end is minimal. Advertising costs for 1998, 1999, and 2000 amounted to approximately $6,159, $6,611 and $4,391 respectively.


Net Income (Loss) Per Common Share

Basic and diluted income (loss) per share are calculated in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share".

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                  (Dollars in thousands, except share amounts)

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. This method also requires a valuation allowance against net deferred tax asset if, based on the weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.


Impact of Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not currently use derivative instruments and, therefore, does not expect that the adoption of SFAS 133 will have any impact on its financial position or results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition. The adoption of SAB 101 had no impact on the Company's operating results and financial position.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44"), which contains rules designed to clarify the application of APB 25. Fin 44 became effective on July 1, 2000 at which time the Company adopted the interpretation. The adoption of FIN 44 had no impact on the Company's operating results and financial position.


2.  Acquisitions

In September 1997, the Company acquired 100% of the outstanding stock of Logicsoft Holding BV ("Logicsoft"), a direct sales company of PC software, which operates Logicsoft Europe BV, located in Amsterdam, The Netherlands, at a cost of approximately $3,300 plus a contingent earn-out payment, based upon increases in achievement's earnings in 1998 over a base amount. The earn-out amount of approximately $ 2,274 was accrued and recorded as goodwill as of December 31, 1998 and paid in May 1999. The Company accounted for the this acquisition as a purchase.

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                  (Dollars in thousands, except share amounts)

3.  Notes Payable to Banks

The Company and PNC Bank, National Association (the "PNC") entered into a letter agreement dated February 24, 1998 (the "Letter Agreement"), providing for a line of credit of up to $7,500. The Company and PNC executed Amendment No. 1 to the Letter Agreement, dated June 30, 1999, which extended the expiration date to March 31, 2000. The Company and the Lender executed a second amendment, dated March 31, 2000, which extended the expiration date to June 30, 2000. On August 10, 2000, the Company and the Lender entered into a forbearance agreement (the "Forbearance Agreement") whereby (i) PNC agreed to forbear from exercising its rights and remedies arising as a result of defaults then outstanding until December 31,2000 (unless certain other events of default occurred prior to such date), (ii) the amount the Company could borrow was reduced from $7.5 million to the lesser of (x) $2 million and (y) 60% of certain of the Company's accounts receivable, (iii) the expiration date was extended to December 31, 2000, and
(iv) the Company paid a fee of $40,000 to the Lender and a field audit cost of about $9,000. Under the Forbearance Agreement, the amount borrowed bore interest at PNC's prime rate plus 1%. There was $2,628 outstanding under the line at December 31, 1999. The Company paid in full in December, 2000 all of its outstanding obligations under the Letter Agreement

On February 9, 2001, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Hudson United Bank ("Hudson") (see Note 12).

The Company's subsidiary in The Netherlands, Logicsoft Europe, BV, maintains a demand revolving line of credit pursuant to which it may borrow in guilders up to DFL 2,500,000 (the equivalent of approximately $1,018 at December 31, 2000), and is secured by its accounts receivable and inventory. The line bears interest at 6.00%. There was $0 and $265 outstanding under the line at December 31, 1999 and 2000, respectively, included in the net assets of European subsidiaries held for sale.

The weighted average interest rate for notes payable to banks was 6%, 8% and 6% at December 31, 1998, 1999 and 2000, respectively.

Interest paid was approximately $316, $298 and $353 for the years ended December 31, 1998, 1999 and 2000, respectively.

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                   (Dollars in thousands, except share amounts)

4.  Balance Sheet Detail

Equipment  and leasehold  improvements  consists of the following as of December
31:

                                                      1999              2000
                                                      ----------------------



Equipment                                             $ 4,924        $ 2,594
Leasehold improvements                                    541            294
                                                      ----------------------
                                                        5,465          2,888
Less accumulated depreciation and amortization         (3,330)        (1,954)
                                                      ----------------------
                                                      $ 2,135          $ 934
                                                      ======================

Accounts payable and accrued expenses consists of the following as of December
31:

                                                      1999              2000
                                                      ----------------------

Trade accounts payable                                $ 19,341       $ 6,497
Accrued inventory                                       30,504         6,649
Other accrued expenses                                     538         1,793
                                                      ----------------------
                                                      $ 50,383      $ 14,939
                                                      ======================

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                  (Dollars in thousands, except share amounts)
5.  Income Taxes

The provision for income taxes is as follows:


                                              Year ended December 31
                                                1998          1999        2000
                                                ----          ----        ----
Current:
Federal                                      $   332       $ (145)    $    -
State                                             77            5          -
Foreign                                        1,944        1,764          -
                                           -------------------------------------
                                               2,353        1,624          -
Deferred:
Federal                                          225         (244)       2,195
State                                             (7)         (17)         639
Foreign                                         (130)         (61)        (351)
                                           -------------------------------------
                                                  88         (322)       2,483
                                           -------------------------------------
                                              $2,441      $ 1,302        2,483
                                           =====================================


The reasons for the difference between total tax expense and the amount computed by applying the U.S. statutory federal income tax rate to income before income taxes are as follows:

                                              Year ended December 31
                                                1998          1999        2000
                                                ----          ----        ----

Statutory rate applied to pretax income      $ 2,000        $ 195     $ (5,247)
Impairment of goodwill                                                     748
Amortization of goodwill                          69          341          113
State income taxes, net of benefit
of federal income taxes                           46           (8)        (704)
Foreign income taxes over U.S.
statutory rate                                   326          763          495
Net increase in valuation allowance                -            -        7,078
Other items                                        -           11            -
                                              --------------------------------
Income tax expense                             $ 2,441    $ 1,302      $ 2,483
                                              ================================

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                  (Dollars in thousands, except share amounts)

5.  Income Taxes (continued)


Significant components of the Company's deferred tax assets are as follows as of:


                                                  December 31
                                        1999                     2000
                                      ---------------------------------

Fixed assets                            $ 787                  $ 1,314
Accruals and reserves                     335                    4,607
Net operating loss carryforwards        2,435                    2,436
Credit carry forwards                      16                       16
                                      ---------------------------------
Deferred tax assets                   $ 3,573                  $ 8,373
                                      ---------------------------------
Valuation allowance                                             (7,078)
                                      ---------------------------------
Deferred tax assets                   $ 3,573                  $ 1,295
                                      =================================

At December 31, 2000, the Company had approximately $6,869 in federal net operating loss carryovers, which expire in varying amounts between 2001 and 2020 ($1,695 in 2001, $862 in 2002 and $1576 in 2003). As a result of the current uncertainty of realizing the benefits of the tax loss carryforward, valuation allowances equal to the tax benefits for the U.S. deferred taxes have been established. The remaining deferred tax assets relate to the European subsidiaries sold on January 9, 2001 and accordingly the amount has been included in "net assets held for sale" on the balance sheet at Decmeber 31, 2000. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period. The valuation allowance will be evaluated at the end of each reporting period, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required. The Company's ability to utilize certain net operating loss carryforwards is restricted to approximately $1.5 million per year cumulatively, as a result of an ownership change pursuant to Section 382 of the Internal Revenue Code.

For financial reporting purposes, income before income taxes includes the following components:

                                 Year ended December 31
                        1998              1999              2000
                        -------------------------------------------

United States           $1,504           $(721)           $(12,574)
Foreign                  4,379           1,294              (2,417)
                        -------------------------------------------
                        $5,883            $573            $(14,991)
                        ===========================================

During the years ended December 31, 1998, 1999 and 2000, the Company paid approximately $1,956, $1,471 and $783, respectively, in income taxes.

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

On April 21, 1995, the Board of Directors adopted the Company's 1995 Non-Employee Director Plan ("1995 Director Plan"). The 1995 Director Plan, as amended on May 7, 1998, provides for the grant of options to purchase up to 187,500 shares of the Company's common stock to persons who are members of the Company's Board of Directors and not employees or officers of the Company. The 1995 Director Plan requires that options granted thereunder will expire ten years from the date of grant. Each option granted under the 1995 Director Plan becomes exercisable over a five year period, and vests in an installment of 20% of the total option grant upon the expiration of one year from the date of the option grant, and thereafter vests in equal quarterly installments of 5%. 6.

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                  (Dollars in thousands, except share amounts)

6.  Stockholder's Equity and Stock Option Plans (continued)

FASB 123 requires pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1999 and 2000, respectively: risk free interest rates of 5.49%, 6.64% and 4.63%, dividend yields of 0% in all three periods, volatility factors of the expected market price of the Company's common stock of .65, .87 and .73, and a weighted-average expected life of the option of 5.9 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:



                                                              Year ended December 31
                                                                1998          1999        2000
                                                                ----          ----        ----


Net income (loss) as reported                                  $3,442         $(729)     $(17,474)
Net income (loss) pro forma                                    $2,649       $(1,731)     $(17,718)
Basic net income (loss) per share, as reported                   $.72         $(.14)       $(3.51)
Basic net income (loss) per share, pro forma                     $.55         $(.34)       $(3.56)
Diluted net income (loss) per share, as reported                 $.66         $(.14)       $(3.51)
Diluted net income (loss) per share, pro forma                   $.52         $(.34)       $(3.56)

The weighted average fair value of options granted during 1998, 1999 and 2000 is $6.54, $6.23 and $5.32, respectively.


                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                  (Dollars in thousands, except share amounts)

6.  Stockholder's Equity and Stock Option Plans (continued)

Changes during 1998, 1999 and 2000 in options outstanding for the combined plans were as follows:

                                                              Weighted
                                         Number               Average
                                           of                 Exercise
                                         Options                Price
                                         -------------------------------



Outstanding at January 1, 1998            999,539               4.30
Granted in 1998                           349,150               6.51
Canceled in 1998                          (34,035)              5.94
Exercised in 1998                        (157,775)              1.90
                                       -----------
Outstanding at December 31, 1998        1,156,879               5.25
Granted in 1999                            55,000               6.23
Canceled in 1999                          (99,222)              6.33
Exercised in 1999                        (326,418)              2.57
                                       -----------
Outstanding at December 31, 1999          786,239               6.28
Granted in 2000                           120,000               5.32
Canceled in 2000                         (176,734)              5.53
Exercised in 2000                         (14,475)              2.10
                                       -----------
Outstanding at December 31, 2000          715,030               6.37
                                       ===========
Exercisable at December 31, 2000          564,635               6.46
                                       ===========


Stock options outstanding at December 31, 2000 are summarized as follows:


                                        Weighted
                       Outstanding       Average          Weighted
Range of Exercise      Options at       Remaining          Average
    Prices              December       Contractual       Exercise Price
                        31, 2000         Life
------------------------------------------------------------------------


$0.00 - 1.29             34,900           1.6                .47
2.59 - 3.88              25,000           9.7               3.50
3.89 - 5.18              57,400           3.5               4.00
5.19 - 6.47             427,601           6.8               6.23
6.48 - 7.76              85,629           3.3               7.05
7.77 - 9.06              26,000           6.4               8.68
9.07 - 10.35              5,500           8.1               9.73
10.36 - 11.64             3,000           3.0              10.50
11.64 - 12.94            50,000           6.7              12.94
                        -------
                        715,030
                        =======

Under the various plans, options that are cancelled can be reissued. At December 31, 2000 561,366 shares were reserved for future issuance.

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                  (Dollars in thousands, except share amounts)

7.  Defined Contribution Plan

The Company maintains a defined contribution plan covering substantially all domestic employees. Participating employees may make contributions to the plan, through payroll deductions. Matching contributions are made by the Company equal to 50% of the employee's contribution to the extent such employee contribution did not exceed 6% of their compensation. During the years ended December 31, 1998, 1999 and 2000, the Company expensed approximately $79, $95 and $93 respectively, related to this plan.


8.  Net Income (Loss) per Share

Basic earnings per share are based upon the weighted average number of shares of common stock outstanding. Diluted earnings per share are based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. Potential shares of common stock are outstanding options, which are included under the treasury stock method for the year ended December 31, 1998. For the years ended December 31, 1999 and 2000, potentially dilutive securities have been excluded from the computation, as their effect is antidilutive.

The following  table sets forth the  computation of basic and diluted net income
(loss) per share:



                                                                   Year Ended December 31
                                                            -------------------------------------
                                                            1998         1999           2000
                                                            -------------------------------------

Numerator:
  Net income (loss) for basic and diluted net
 income per share                                           $ 3,442      $(729)     $ (17,474)
                                                            --------------------------------------

Denominator:
  Denominator for basic net income (loss) per
share - weighted average common shares                        4,797      5,100          4,983
  Effect of dilutive securities:
      Employee stock options                                    452         -              -
                                                            --------------------------------------
  Denominator for diluted net income (loss) per
 share - adjusted weighted average common
   shares and assumed conversion                              5,249      5,100          4,983
                                                            ======================================

Basic net income (loss) per common share                      $ .72      $(.14)        $(3.51)
                                                            ======================================

Diluted net income (loss) per common share                    $ .66      $(.14)        $(3.51)
                                                            ======================================

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                  (Dollars in thousands, except share amounts)

9.  Commitments

The Company leases the space used for its operations and certain equipment under long-term operating leases. The future minimum rental payments for the US and Canada for the remaining terms of the leases are as follows:

           2001                               $285
           2002                                285
           2003                                276
           2004                                264
           2005                                264
           2006 and thereafter                 299
                                        ----------
                                            $1,673
                                        ==========

Rent expense for the years ended December 31, 1998, 1999 and 2000 was approximately $1,050, $1,135 and $949 respectively.

The Company has royalty agreements, which require payments based on sale of certain products. Royalty expense for the years ended December 31, 1998, 1999 and 2000 was approximately $141, $131 and $19, respectively.

                  Programmer's Paradise, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)

10.  Industry
segment and Geographic information

The Company's single business segment is the marketing of technical software for microcomputers, servers and networking across geographically diverse marketplaces.




Geographic financial information is as follows:
                                                                ------------------------------------
                                                                  1998            1999         2000
                                                                ------------------------------------


Net sales to Unaffiliated Customers:
         North America                                          $70,922         $80,730      $88,625
         Europe                                                 163,507         163,409      127,918
                                                                ------------------------------------
         Total                                                  234,429         244,139      216,543
                                                                ====================================

Income (loss) from operations by Geographic Areas:
         North America                                          $ 1,842          $  183     $(12,552)
         Europe                                                   3,685            (275)      (2,573)
                                                                ------------------------------------
         Total                                                    5,527             (92)     (15,125)
                                                                ====================================

Identifiable Assets by Geographic Areas:
         North America                                          $35,854         $28,875      $21,692
         Europe                                                  69,023          66,882       12,163
                                                                ------------------------------------
         Total                                                  104,877          95,757       33,855
                                                                ====================================


"North America" is comprised of the United States and Canada. "Europe" is comprised of Austria, France, Germany, Italy, the Netherlands and the United
Kingdom.



                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                  (Dollars in thousands, except share amounts)

11. Quarterly Results of Operations

The following table presents summarized quarterly results for 2000:

                                        (Unaudited)
                    --------------------------------------------------------
                     First         Second          Third             Fourth
                    --------------------------------------------------------

Revenues            $52,686        $51,949        $42,304           $69,604
Gross profit          5,335          5,057          4,668             6,519
Net loss               (699)        (1,044)          (452)          (15,279)

Basic and dilutive
net loss per share   $(0.14)        $(0.21)        $(0.09)           $(3.07)

The net loss for the fourth quarter of 2000 was primarily the result of the impairment of goodwill from the Software Developers Corporation acquisition from June 1996 ($7,000), the loss on the sale of the European subsidiaries ($2,081), and an increase in the valuation allowance for the deferred tax assets as set forth in the Statement of Financial Accounting Standards No. 109 ($2,834).


The following table presents summarized quarterly results for 1999:

                                          (Unaudited)
                      ------------------------------------------------------
                       First         Second         Third             Fourth
                      ------------------------------------------------------

Revenues              $57,368       $60,770        $50,195          $75,805
Gross profit            6,762         7,459          4,267            7,636
Net income/(loss)         987           963         (2,323)            (356)

Basic net income/
(loss) per share        $0.20         $0.19         $(0.45)          $(0.07)
Diluted net income/
(loss) per share        $0.18         $0.17         $(0.45)          $(0.07)


12. Subsequent Events

Sale of European Subsidiaries

Pursuant to an Agreement, dated December 1, 2000 ("Stock Sale Agreement"), between the Company and PC-Ware Information Technologies AG, a German corporation ("PC-Ware"), on January 9, 2001 the Company sold all of the shares of its European subsidiaries (except for Programmer's Paradise France S.A.R.L.) for 14,500,000 Euros, of which 3,275,000 Euros are being held in a 240-day escrow as security for any claim of PC-Ware arising from alleged breaches of representations by the Company under the Stock Sale Agreement. Such claims are subject to a 300,000 Euro de minimus amount and a 7,500,000 Euro maximum amount.

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                  (Dollars in thousands, except share amounts)

12. Subsequent Events (continued)

As a result of this sale, the Company has presented the balance sheets of its European subsidiaries combined in one line on the December 31, 2000 balance sheet as "net assets held for sale." In the fourth quarter of 2000, the Company recognized a loss on this sale of $2,081, which is presented as a separate line in its statement of operations. Pro forma data related to the Company's continuing operations are reflected below.

The pro forma financial information as of and for the years ended December 31, 2000, gives effect to the following pro forma adjustments:




Balance Sheet

                                                                                                     Pro
                                                              Balance                               Forma
                                                              December            Pro forma           as
                                                              31, 2000           Adjustments       Adjusted

Assets
Current assets:
     Cash and cash equivalents                                $2,091              $12,163 (1)       $14,254
     Accounts receivable, net                                 13,048                                 13,048
     Inventory - finished goods                                2,631                                  2,631
     Prepaid expenses and other current assets                 2,342                                  2,342
     Net assets held for sale of European subsidiaries        12,163              (12,163)(1)             0
                                                              ------             --------           -------
Total current assets                                          32,275                    0            32,275

Equipment and leasehold improvements, net                        934                                    934
Goodwill                                                         255                                    255
Other assets                                                     391                                    391
                                                             -------            ---------           -------
Total assets                                                 $33,855                   $0           $33,855
                                                             =======            =========           =======

Liabilities & Stockholders' equity
Current liabilities:
     Accounts payable and accrued expenses                    14,939                                 14,939
     Other current liabilities                                    10                                     10
Total current liabilities                                     14,949                                 14,949
                                                              ------                                 ------

Stockholders' equity:
     Common Stock                                                 53                                     53
     Additional paid-in-capital                               35,476                                 35,476
     Treasury stock                                           (1,325)                                (1,325)
     Retained earnings                                       (15,017)                               (15,017)
     Accumulated other comprehensive loss                       (281)                                  (281)
                                                             -------             ---------          --------
Total stockholders' equity                                    18,906                     0           18,906
                                                             -------             ---------          --------
Total liabilities & stockholders' equity                     $33,855                    $0          $33,855
                                                             =======             =========          ========


                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                  (Dollars in thousands, except share amounts)


Statement of Operations

                                                             Year Ended December 31, 2000
                                                                        Pro Forma       Pro Forma
                                                           Historical   Adjustments    as Adjusted
                                                           ----------   -----------    -----------
Net sales                                                  $216,543      $127,918  (1)  $88,625
Cost of sales                                              $194,964      $117,388  (1)  $77,576
                                                           --------      --------       -------
Gross profit                                                 21,579        10,530        11,049

Selling, general and administrative expenses                 25,648        13,547  (1)   12,101
Amortization of goodwill                                      1,385            83  (1)    1,302
Impairment of goodwill                                        7,000                       7,000
Loss on sale of European Subsidiaries                         2,081         2,081  (1)
Impairment of investment                                        590                         590
                                                           --------      --------       -------
Loss from operations                                        (15,125)       (5,181)       (9,944)

Other (expense) income:
     Interest expense                                          (353)         (352) (1,2)
     Interest income                                            301           148  (1)      152
     Unrealized foreign exchange gain (loss)                    186           (21) (1)      207
                                                            --------     --------       -------
Loss before income taxes                                    (14,991)       (5,406)       (9,585)
Income tax provision (benefit)                                2,483          (351) (1)    2,834
                                                           ---------     ---------     ---------
Net loss                                                   $(17,474)    $  (4,905)     $(12,419)
                                                           ==========   ==========     =========

Basic net loss per common share                           $   (3.51)                   $  (2.50)
                                                          ==========                   =========

Diluted net loss per common share                         $   (3.51)                   $  (2.50)
                                                          ==========                   =========


Weighted average common shares outstanding-Basic              4,983                       4,983
                                                          ==========                  =========

Weighted average common shares outstanding-Diluted            4,983                       4,983
                                                          ==========                  =========


Balance Sheet:
  1. Represents the net cash received offset against the net assets held for sale of the European subsidiaries.

Statement of Operations:

  1. Reflects the elimination of the operating results of the European subsidiaries.
  2. To reflect a reduction in the Company's interest expense of $142, for the year ended December 31, 2000 incurred relating to the revolving line of credit with PNC Bank, National Association, assuming the application of proceeds from the sale of the European subsidiaries to repay the outstanding indebtedness under this facility.


                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                  (Dollars in thousands, except share amounts)

Hudson United Bank Loan Agreement

     On February 9, 2001, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Hudson. The new Loan Agreement provides for a revolving credit facility of up to $5.0 million with an initial term expiring April 1, 2003. The amount of available credit is determined by the level of certain eligible accounts receivable. The facility bears interest at Hudson's prime rate (8.5% at March 1, 2001) plus 1%. Additionally, the Loan Agreement contains various covenants including a financial covenant that generally requires the Company to maintain a current ratio (as defined in the Loan Agreement) of 1.5 to 1. The Loan Agreement is subject to customary event of default and acceleration provisions and is collateralized by substantially all of the Company's assets.

                  Programmer's Paradise, Inc. and Subsidiaries
                 Schedule II--Valuation and Qualifying Accounts
                                 (In Thousands)


                                                        Charged to     Amounts
                                          Beginning     Cost and       transferred                 Ending
Description                               Balance       Expense        to net        Deductions    Balance
                                                                       assets held
                                                                       for sale
-------------------------------------------------------------------------------------------------------------
Year ended December 31, 1998:
Allowances for accounts receivable         $  950           674                           444         $1,180
Reserve for Obsolescence                   $  752           311                           585         $  478
Year ended December 31, 1999:
Allowances for accounts receivable         $1,180           919                           669         $1,430
Reserve for Obsolescence                   $  478           205                           296         $  387
Year ended December 31, 2000:
Allowances for accounts receivable         $1,430           918           (1,442)         376         $  530
Reserve for Obsolescence                   $  387           376             (257)          65         $  441
