Form 10-Q
period 2001-03-31
PROGRAMMERS PARADISE INC
filed 2001-05-15
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

         For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

         For the transition period from  __________ to __________

                          Commission File No. 000-26408
                                              ---------

                           Programmer's Paradise, Inc.
                           ---------------------------
                         (Name of issuer in its charter)

         Delaware                                        13-3136104
    -------------------                     ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   Incorporation or organization)

1157 Shrewsbury Avenue, Shrewsbury, New Jersey 07702
----------------------------------------------------
(Address of principal executive offices)

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

     There were 5,213,625 outstanding shares of Common Stock, par value $.01 per share, as of April 25, 2001.

                           PROGRAMMER'S PARADISE, INC.

                               Index to Form 10-Q


                                                                        Page No.
                                                                        --------

PART I -- FINANCIAL INFORMATION

       Item 1.  Consolidated Financial Statements

                Condensed Consolidated Balance Sheets as of March 31, 2001
                and December 31, 2000                                          3

                Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2001
                and 2000                                                       4

                Pro forma Statements of Operations for the Three Months Ended
                March 31, 2001 and 2000                                        5

                Condensed Consolidated Statements of Cash Flows for the Three
                Months Ended March 31, 2001 and 2000                           6

                Notes to Condensed Consolidated Financial Statements           7

       Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations.                                     8

       Item 3.  Quantitative and Qualitative Disclosures About Market Risk    13


PART II -- OTHER INFORMATION

        Item 1.      Legal Proceedings                                        13

        Item 4.      Submission of Matters to a Vote of Security Holders      13

        Item 6.      Exhibits and Reports on Form 8-K                         13

                         PART I - FINANCIAL INFORMATION

                           PROGRAMMER'S PARADISE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                                                         March 31,       December 31,
                                                                            2001             2000
                                                                            ----             ----
                                                                        (Unaudited)        (Audited)
  Current Assets                                                     $     10,333         $    2,091
    Cash and cash equivalents                                               2,878                  -
    Cash held in escrow                                                    13,842             13,048
    Accounts receivable, net                                                2,174              2,631
    Inventory - finished goods                                                973              2,342
    Prepaid expenses and other current assets                                 138                  -
    Deferred income taxes                                                       -             12,163
                                                                     ------------        -----------
    Net assets held for sale                                               30,338             32,275
  Total current assets
                                                                              850                934
  Equipment and leasehold improvements, net                                   494                391
  Other assets                                                                249                255
                                                                     ------------        -----------
  Goodwill, net                                                      $     31,931        $    33,855
                                                                     ============        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities  Notes payable to banks                        $      1,065        $         -
    Accounts payable and accrued expenses                                  12,355             14,939
    Other current liabilities                                                  11                 10
                                                                     ------------        -----------
  Total current liabilities                                                13,431             14,949



  Stockholders' equity
    Common stock                                                               53                 53
    Additional paid-in capital                                             35,478             35,476
    Treasury stock                                                         (1,325)            (1,325)
    Retained earnings                                                     (15,173)           (15,017)
    Accumulated other comprehensive loss                                     (533)              (281)
                                                                     -------------       ------------
  Total stockholders' equity                                               18,500             18,906
                                                                     -------------       ------------
                                                                     $     31,931        $    33,855
                                                                     =============       ============


The accompanying notes are an integral part of these consolidated financial statements.

                           PROGRAMMER'S PARADISE, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                             Three months ended
                                                                                   March 31,
                                                                            2001              2000
                                                                            ----              ----
         Net sales                                                     $    24,164      $    52,686

         Cost of sales                                                      21,627           47,351
                                                                        -----------      -----------
         Gross profit                                                        2,537            5,335

         Selling, general and administrative expenses                        2,847            6,038

         Amortization expense                                                   51              330
                                                                        -----------      -----------
         Loss from operations                                                 (361)          (1,033)

         Interest income, net                                                   98               -

         Unrealized foreign exchange gain/(loss)                                16             (73)
                                                                        -----------      -----------

         Loss before benefit for income taxes                                 (247)          (1,106)

         Benefit for income taxes                                              (91)            (407)
                                                                        -----------      -----------

         Net loss                                                      $      (156)      $     (699)
                                                                        ===========      ===========

         Net loss per common share-Basic                               $     (0.03)      $    (0.14)
                                                                        -----------      -----------

         Net loss per common share-Diluted                             $     (0.03)      $    (0.14)
                                                                        -----------      -----------

         Weighted average common shares outstanding-Basic                    4,986            5,058
                                                                        -----------      -----------
         Weighted average common shares outstanding-Diluted                  4,986            5,058
                                                                        -----------      -----------
         Reconciliation of Net Loss to Comprehensive Loss:
         -------------------------------------------------
         Net loss                                                      $      (156)      $     (699)
                                                                        -----------      -----------
         Other comprehensive loss, net of tax:
               Foreign currency translation adjustments                       (252)            (102)
                                                                        -----------      -----------
         Comprehensive loss                                            $      (408)      $     (801)
                                                                        ===========      ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           PROGRAMMER'S PARADISE, INC.
                       PRO FORMA STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                      Three Months Ended
                                                           March 31,
                                                          (Unaudited)
                                                   2001             2000 (1)
                                               -----------      ------------

Net sales                                     $    24,164      $    21,725

Cost of sales                                     (21,627)         (19,162)
                                              -------------    -------------

Gross profit                                        2,537            2,563

SG&A expenses                                       2,847            2,962

Amortization                                           51             325
                                              -------------    -------------

Loss from operations                                 (361)           (724)

Interest income (expense), net                         98             (22)

Unrealized foreign exchange gain                       16              29
                                              -------------    -------------

Loss before taxes                                    (247)           (717)

Benefit for taxes                                     (91)           (265)
                                              -------------    -------------

Net loss                                      $      (156)     $     (452)
                                              =============    =============


Basic net loss per common share               $     (0.03)     $     (0.09)
                                              =============    =============

Diluted net loss per common share             $     (0.03)     $     (0.09)
                                              =============    =============


Weighted average number of common shares
outstanding-basic                                   4,986            5,058

Weighted average number of common shares
outstanding-diluted                                 4,986            5,058



1. Pro forma statement of operations for the results from North America and Programmer's Paradise, S.A.R.L. for Quarter 1 2000.

                           PROGRAMMER'S PARADISE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                              Three Months Ended
                                                                                  March 31,
                                                                             2001           2000
                                                                             ----           ----
Cash flows from operating activities
Net loss                                                                 $   (156)      $   (699)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Deferred income taxes                                                      (138)          (227)
  Depreciation expense                                                        142            271
  Amortization expense                                                         51            330
  Provision for doubtful accounts                                             332             14
  Changes in operating assets and liabilities:
    Accounts receivable                                                    (1,126)         8,474
    Inventory                                                                 457             66
    Prepaid expenses and other current assets                               1,368          1,037
    Accounts payable and accrued expenses                                  (2,584)       (16,982)
    Net change in other assets and liabilities                               (147)        (1,739)
                                                                         ---------      ---------
Net cash used for operations                                                (1,801)       (9,455)
                                                                         ---------      ---------

Cash flows from investing activities:
  Change in net assets held for sale                                        12,163             -
   Increase in cash held in escrow                                          (2,878)            -
  Capital expenditures                                                         (58)         (297)
                                                                         ---------      ---------
Net cash provided by (used for) investing                                    9,227          (297)
                                                                         ---------      ---------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                                     2            27
  Purchase of treasury stock                                                     -             -
  Borrowings (repayments) under lines of credit                              1,065          (950)
                                                                         ---------      ---------
Net cash provided by (used for) financing activities                         1,067          (923)
                                                                         ---------      ---------

Effect of foreign exchange rate on cash                                       (251)          (78)
                                                                         ---------      ---------

Net increase (decrease) in cash and cash equivalents
Cash and cash equivalents at beginning of period                             8,242       (10,753)
Cash and cash equivalents at end of period                                   2,091        17,597
                                                                         ---------      ---------
                                                                         $  10,333     $   6,844
                                                                         =========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           PROGRAMMER'S PARADISE, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 March 31, 2001

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

2. Assets and liabilities of the Company's Canadian Subsidiary and its former European Subsidiaries, have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year. Cumulative translation adjustments have been classified within other comprehensive income (loss), which is a separate component of stockholders equity in accordance with FASB Statement No. 130. "Reporting Comprehensive Income".

3. In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for the Company's fiscal year ending December 31, 2001. Adoption of this Statement did not have a significant impact on the Company.

4. The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                                                         Three months ended
                                                                                             March 31,
                                                                                             ---------
                                                                                         2001         2000
                                                                                         ----         ----
     Numerator:
       Net loss for basic and diluted net loss per share                             $   (156)    $    (699)

     Denominator:
       Denominator for basic net loss per share-weighted                                4,986         5,058
         average common shares

       Denominator for diluted net loss per share                                       4,986         5,058
        - adjusted weighted average common shares and assumed conversion

     Basic net loss per common share                                                 $  (0.03)    $   (0.14)

     Diluted net loss per common share                                               $  (0.03)    $   (0.14)



5. Pursuant to an Agreement, dated December 1, 2000 ("Stock Sale Agreement"), between the Company and PC-Ware Information Technologies AG, a German corporation ("PC-Ware"), on January 9, 2001 the Company sold all of the shares of its European subsidiaries (except for Programmer's Paradise France S.A.R.L.) for 14,500,000 Euros, of which 3,275,000 Euros are being held in a 240-day escrow as security for any claim of PC-Ware arising from alleged breaches of representations by the Company under the Stock Sale Agreement. Such claims are subject to a 300,000 Euro de minimus amount and a 7,500,000 Euro maximum amount.

6. On February 9, 2001, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Hudson United Bank ("Hudson"). The Loan Agreement provides for a revolving credit facility of up to $5,000,000 with an initial term expiring April 1, 2003. The amount of available credit is determined by the level of certain eligible accounts receivable. The facility bears interest at Hudson's prime rate (8.5% at March 31, 2001) plus 1%. Additionally, the Loan Agreement contains various covenants including a financial covenant that generally requires the Company to maintain a current ratio (as defined in the Loan Agreement) of 1.5 to 1. The Loan Agreement is subject to customary event of default and acceleration provisions and is collateralized by substantially all of the Company's assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         Programmer's Paradise, Inc. is a recognized international marketer of software targeting the software development and Information Technology professionals within enterprise organizations. The Company operates principally, through five distribution channels in the United States and Canada - Internet, catalog, direct sales, telemarketing, and wholesale distribution. Internet sales encompass the Company's two e-Commerce enabled websites: www.programmersparadise.com and www.supershops.com. Catalog operations include worldwide catalog sales, advertising and publishing. Direct sales operations include Programmer's Paradise Corporate Sales in the United States. Telemarketing operations are presently conducted in the United States and Canada. Wholesale operations include distribution to dealers and large resellers through Lifeboat Distribution Inc. in the United States. Information contained on our web sites is not, and should not be deemed to be, a part of this report.

         The Company's strategic focus is to expand its catalog and Internet activities while solidifying its position as the predominant direct sales company for corporate desktop application software. A key element of that strategy is to build upon its distinctive catalogs - the established Programmer's Paradise catalog, directed at independent professional programmers, and its Programmer's Supershop catalog, directed at Information Technology professionals working in large corporations, and to utilize the catalogs as banner advertising for developing its internet traffic as well as being the initial conduit to developing its telemarketing channel. The Company's focus for direct sales is to assist companies in managing their IT expenditures, a value-added selling approach.

Results of Operations

         The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales.


                                                            Three months ended
                                                                 March 31,
                                                            2001         2000
                                                            ----         ----

      Net sales                                            100.0%       100.0%
      Cost of sales                                         89.5         89.5
                                                           -----        -----
      Gross profit                                          10.5         10.1
      Selling, general and administrative expenses          11.8         11.5
      Amortization expense                                   0.2          0.6
                                                           -----        -----
      Income (loss) from operations                         (1.5)        (2.0)
      Interest income (expense), net                         0.4          0.0
      Unrealized foreign exchange gain (loss)                0.1         (0.1)
                                                           -----        -----
      Income (loss) before income taxes                     (1.0)        (2.1)
      Income taxes                                           0.4          0.8
                                                           -----        -----
      Net income (loss)                                     (0.6)%       (1.3)%
                                                           -----        -----

         The commentary of the results from the Statements of Operations is based upon the Pro Forma Statement of Operations as of March 31, 2001.

Net Sales

         Net sales of the Company represents the gross consolidated revenue of the Company less returns. Although net sales consist primarily of sales of software, revenue from marketing services and advertising is also included within net sales. Excluding the results of the Company's former European operations, net sales increased 11.2% to $24.2 million for the quarter ended March 31, 2001 as compared to $21.7 million for the same period in 2000. The increase in sales is mainly attributable to improved account management, customer service responsiveness, and providing customers with competitive pricing.

Gross Profit

     Gross profit represents the difference between net sales and cost of sales. Cost of sales is composed primarily of amounts paid by the Company to publishers and vendors plus catalog printing and mailing costs. Publisher and vendor rebates are credited against cost of sales. For the three-month period ended March 31, 2001, gross profit as a percentage of sales decreased from 11.8% to 10.5% over the same period in 2000, excluding the Company's former European operations, reflecting a shift in the mix of sales through the Company's distribution channels as a result of the competition within the direct and wholesale distribution sales channels. Gross profit in absolute dollars for the three-month period ended March 31, 2001 remained consistent with the same period in the prior year.

         Gross margins have been negatively affected by the mix of products sold and the mix of distribution channels. Historically, the gross margins attained in the catalog channel have been higher than either the direct sales or distribution channels. Margins within the direct sales channel are also subject to mix variations as Microsoft Select License sales typically produce lower gross margin results.

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

         Excluding the Company's former European operations, SG&A expenses decreased by 4% for the three months ended March 31, 2001 compared to the same period in 2000. SG&A expenses in absolute dollars for the three-month period ended March 31, 2001 decreased by $115,000 when compared to the same period in 2000. This decrease mainly reflects the results from cost containment initiatives and improved cost control policies and procedures.

Amortization Expense

         Amortization expense includes the systematic write-off of goodwill. Excluding the Company's former European operations, amortization expense for the three months ended March 31, 2001 decreased by $274,000 as compared to the same period in 2000. This decrease is a result of the one time charge taken in December 2000 for the impairment of goodwill associated from the acquisition of Software Developers Corporation.

Unrealized Foreign Exchange Gain (Loss)

         Excluding the Company's former European operations, the unrealized foreign exchange gain for the three months ended March 31, 2001 was $16,000 compared to $29,000 in the same period in 2000. The unrealized gain in the first three months of 2001 is primarily due to the trade activity with our Canadian subsidiary. Although the Company does maintain bank accounts in local currencies to reduce currency exchange fluctuations, the Company is, nevertheless, subject to risks associated with such fluctuations.

Income Taxes

         Excluding the Company's former European operations, a net benefit for income taxes of $91,000 was recorded for the three months ended March 31, 2001, compared to $265,000 for the same period in 2000.

Net Loss

         Excluding the Company's former European operations, net loss was $156,000 or $.03 per share on a diluted basis with approximately 4,986,000 weighted average common shares outstanding for the quarter ended March 31, 2001 compared to a loss of $452,000 or $.09 per share on a diluted basis with approximately 5,058,000 weighted average common shares outstanding for the same period of the previous year.

Liquidity and Capital Resources

         The Company's capital requirements have primarily been funded through working capital generated from continued sales growth. At March 31, 2001, the Company's cash and cash equivalents were $10.3 million and working capital of $16.9 million.

         Net cash used for operations was $1.8 million for the three months ended March 31, 2001 compared with $9.5 million of cash used for operating activities in the same period in 2000. Cash was primarily used during the three months ended March 31, 2001, for a reduction in accounts payable and accrued expenses (approximately $2.6 million), an increase in accounts receivable (approximately $1.1 million), offset by a decrease in prepaid expenses and other current assets (approximately $1.4 million).

         Net cash provided by investing activities was $9.2 million for the three months ended March 31, 2001 compared with $297,000 of cash used for financing activities in the same period in 2000. This increase primarily reflects the $12.2 million cash received for the sale of the European subsidiaries completed on January 9, 2001, as well as the $2.9 million cash being held in a 240-day escrow as security for any claim of PC-Ware in the event there are any alleged breaches of representations by the Company under the Stock Sale Agreement.

         Net cash provided by financing activities was $1.1 million for the three months ended March 31, 2001 compared with net cash used of $923,000 in the same period in 2000. Net cash of $1.1 million was provided during the three months ended March 31, 2001, by borrowings under the revolving credit facility.

         On February 9, 2001, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Hudson United Bank ("Hudson"). The Loan Agreement provides for a revolving credit facility of up to $5.0 million with an initial term expiring April 1, 2003. The amount of available credit is determined by the level of certain eligible accounts receivable. The facility bears interest at Hudson's prime rate (8.5% at March 31, 2001) plus 1%.
Additionally,   the  Loan  Agreement  contains  various  covenants  including  a financial covenant that generally requires the Company to maintain a current ratio (as defined in the Loan Agreement) of 1.5 to 1. The Loan Agreement is subject to customary event of default and acceleration provisions and is collateralized by substantially all of the Company's assets. At March 31, 2001, there was approximately $1.1 million outstanding under the revolving credit facility.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange

         The Company's shipments to its Canadian Subsidiary are invoiced in U.S. dollars. The Company believes its foreign exchange exposure caused by these shipments is insignificant. The Company is, however, exposed to exchange conversion differences in translating results of operations for its Canadian Subsidiary to U.S. dollars. Depending upon the strengthening or weakening of the U.S. dollar, these conversion differences could be significant.

         Sales to the customers in European countries are denominated in U.S. dollars. The Company does not hedge its net asset exposure to fluctuations in the U.S. Dollar against any such local currency exchange rates. Although the Company does not maintain bank accounts in local currencies to reduce currency exchange fluctuations, the Company is, nevertheless, subject to risks associated with such fluctuations.

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

Item 4. Submission of Matters to a Vote of Security Holders

         The Company submitted the Stock Sale Agreement between the Company and PC-Ware Information Technologies AG for a vote of its stockholders at a special meeting on December 21, 2000 (adjourned to January 3, 2001). The following indicates the results of the voting on the Stock Sale Agreement:

              3,100,694 shares (59.5%) voted for approval
                  4,500 shares (0.1%) voted against approval
                  2,950 shares (0.0%) abstained
              2,101,981 shares (40.4%) were broker non-votes
              -----------------------------------------------------
              5,210,125 shares were outstanding and entitled to vote


Item 6. Exhibits and Reports on Form 8-K

        (a)      Reports on Form 8-K

                 A Current Report on Form 8-K was filed by the Company on February 9, 2001 relating to the Loan and Security Agreement dated February 7, 2001 between the Company and Hudson United Bank.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            PROGRAMMER'S PARADISE, INC.




         May 15, 2001                       By:   /s/   William H. Sheehy
-------------------------------                   ------------------------
         Date                                     William H. Sheehy, Chief
                                                   Financial Officer,
                                                  Vice President of Finance