Form 10-Q
period 2001-06-30
PROGRAMMERS PARADISE INC
filed 2001-08-08
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

         There were 5,230,250 outstanding shares of Common Stock, par value $.01 per share, as of August 7, 2001.

                           PROGRAMMER'S PARADISE, INC.

                               Index to Form 10-Q



                                                                                            Page No.
                                                                                            --------

PART I -- FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 2001
                  and December 31, 2000                                                          3

                  Condensed Consolidated Statements of Operations and Comprehensive
                  Income (Loss) for the Six and Three Months Ended June 30, 2001 and 2000        4

                  Pro Forma Condensed Consolidated Statements of Operations for the Six
                  and Three Months Ended June 30, 2001 and 2000                                  5

                  Condensed Consolidated Statements of Cash Flows for the Six Months
                  Ended June 30, 2001 and 2000                                                   6

                  Notes to Condensed Consolidated Financial Statements                           7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.                                                     8

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                    12


PART II -- OTHER INFORMATION

         Item 1.  Legal Proceedings                                                             13

         Item 4.  Submission of Matters to a Vote of Security Holders                           13

         Item 6.  Exhibits and Reports on Form 8-K                                              13



                         PART I - FINANCIAL INFORMATION

                           PROGRAMMER'S PARADISE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS


                                                       June 30,     December 31,
                                                         2001           2000
                                                     -----------    ------------
                                                     (Unaudited)     (Audited)

  Current Assets
    Cash and cash equivalents                        $  8,418          $  2,091
    Cash held in escrow                                 2,797                 -
    Accounts receivable, net                           13,669            13,048
    Inventory - finished goods                          2,210             2,631
    Prepaid expenses and other current assets           1,110             2,342
    Net assets held for sale                                -            12,163
                                                     --------          ---------
  Total current assets                                 28,204            32,275

  Equipment and leasehold improvements, net               780               934
  Other assets                                            414               391
  Goodwill, net                                           242               255
                                                     --------          ---------
                                                     $ 29,640          $ 33,855
                                                     ========          =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Accounts payable and accrued expenses            $ 11,682          $ 14,939
    Other current liabilities                              10                10
                                                     --------          ---------
  Total current liabilities                            11,692            14,949

  Stockholders' equity
    Common stock                                           53                53
    Additional paid-in capital                         35,482            35,476
    Treasury stock                                     (1,325)           (1,325)
    Retained earnings                                 (15,735)          (15,017)
    Accumulated other comprehensive loss                 (527)             (281)

  Total stockholders' equity                           17,948            18,906
                                                     --------          ---------
                                                     $ 29,640          $ 33,855
                                                     ========          =========


       The accompanying notes are an integral part of these consolidated financial statements.

                           PROGRAMMER'S PARADISE, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)
                      (In thousands, except per share data)



                                                                      Six months ended                  Three months ended
                                                                          June 30,                           June 30,
                                                                    --------------------               ---------------------
                                                                    2001             2000              2001             2000
                                                                    ----             ----              ----             ----

Net sales                                                      $  48,291         $ 104,635        $  24,127         $  51,949

Cost of sales                                                     43,302            94,243           21,675            46,892
                                                               ----------        ----------       ----------        ----------

Gross profit                                                       4,989            10,392            2,452             5,057

Selling, general and administrative expenses                       5,467            11,679            2,761             5,785

Depreciation                                                         281               290              139               144

Amortization                                                          97               733               47               402
                                                               ----------        ----------       ----------        ----------

Loss from operations                                                (856)           (2,310)            (495)           (1,274)

Interest income (expense), net                                       194               (11)              96               (11)

Unrealized foreign exchange gain (loss)                                9              (216)              (7)             (144)


Loss before income taxes                                            (653)           (2,537)            (406)           (1,429)

Provision (benefit) for taxes                                         65              (793)             156              (385)
                                                               ----------        ----------       ----------        ----------

Net loss                                                       $    (718)        $  (1,744)       $    (562)        $  (1,044)
                                                               ==========        ==========       ==========        ==========


Net loss per common share-Basic and Diluted                    $   (0.14)        $   (0.35)       $   (0.11)        $   (0.21)
                                                               ==========        ==========       ==========        ==========

Weighted average common shares outstanding-
Basic and Diluted                                                  4,990             4,982            4,994             4,984
                                                               ==========        ==========       ==========        ==========

Reconciliation of Net Loss to Comprehensive Loss:

Net loss                                                       $    (718)        $  (1,744)       $    (562)        $  (1,044)
                                                               ----------        ----------       ----------        ----------
Other comprehensive income (loss), net of tax:
      Foreign currency translation adjustments                      (246)             (172)               6               (70)
                                                               ----------        ----------       ----------        ----------
Comprehensive loss                                             $    (964)        $  (1,916)       $    (556)        $  (1,114)
                                                               ==========        ==========       ==========        ==========


           The accompanying notes are an integral part of these condensed consolidated financial statements.



                           PROGRAMMER'S PARADISE, INC.
            PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                      Six months ended                  Three months ended
                                                                          June 30,                           June 30,
                                                                    --------------------               ---------------------
                                                                    2001             2000              2001             2000
                                                                    ----             ----              ----             ----

Net sales                                                      $   48,291        $  43,748        $   24,127        $  22,023

Cost of sales                                                      43,302           38,327            21,675           19,165
                                                               -----------       ----------       -----------       ----------

Gross profit                                                        4,989            5,421             2,452            2,858

Selling, general and administrative expenses                        5,467            5,598             2,761            2,782

Depreciation                                                          281              291               139              145

Amortization                                                           97              649                47              324
                                                               -----------       ----------       -----------       ----------

Loss from operations                                                 (856)          (1,117)             (495)            (393)

Interest income (expense), net                                        194              (21)               96                1

Unrealized foreign exchange gain (loss)                                 9               72                (7)              43
                                                               -----------       ----------       -----------       ----------

Loss before income taxes                                             (653)          (1,066)             (406)            (349)

Provision (benefit) for taxes                                          65             (388)              156             (123)
                                                               -----------       ----------       -----------       ----------

Net loss                                                       $     (718)       $    (678)       $     (562)       $    (226)
                                                               ===========       ==========       ===========       ==========


Net loss per common share-Basic and Diluted                    $    (0.14)       $   (0.14)       $    (0.11)       $   (0.05)
                                                               ===========       ==========       ===========       ==========

Weighted average common shares outstanding-
Basic and Diluted                                                   4,990            4,982             4,994            4,984
                                                               ===========       ==========       ===========       ==========


(a) Pro forma statement of operations for the results from North America and Programmer's Paradise, S.A.R.L. for the three and six month periods ended
     June 30, 2000.



                           PROGRAMMER'S PARADISE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                               Six months ended
                                                                                   June 30,
                                                                              2001           2000
                                                                              ----           ----

Cash flows from operating activities:
Net loss                                                                 $     (718)      $    (1,744)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Deferred income taxes                                                           -              (353)
  Depreciation                                                                  281               290
  Amortization                                                                   97               733
  Provision for doubtful accounts                                               350               247
  Changes in operating assets and liabilities:
    Accounts receivable                                                        (924)           11,291
    Inventory                                                                   421              (323)
    Prepaid expenses and other current assets                                 1,232             1,306
    Accounts payable and accrued expenses                                    (3,342)          (14,201)
    Net change in other assets and liabilities                                 (107)           (4,279)
                                                                         -----------      ------------
Net cash used for operations                                                 (2,710)           (7,033)
                                                                         -----------      ------------

Cash flows from investing activities:

  Change in net assets held for sale                                         12,710                 -
  Increase in cash held in escrow                                            (2,797)                -
  Capital expenditures                                                         (127)             (437)
                                                                         -----------      ------------
Net cash provided by (used for) investing                                     9,239              (437)
                                                                         -----------      ------------
Cash flows from financing activities:
  Net proceeds from issuance of common stock                                      6               (31)
  Purchase of treasury stock                                                      -                30
  Borrowings (repayments) under lines of credit                                   -            (1,300)
                                                                         -----------      ------------
Net cash provided by (used for) financing activities                              6            (1,300)
                                                                         -----------      ------------
Effect of foreign exchange rate on cash                                        (208)             (171)
                                                                         -----------      ------------
Net increase (decrease) in cash and cash equivalents                     $    6,327       $    (8,942)
Cash and cash equivalents at beginning of period                              2,091            17,597
                                                                         -----------      ------------
                                                                         $    8,418       $     8,655
                                                                         ===========      ============


  The accompanying notes are an integral part of these condensed consolidated financial statements.


                           PROGRAMMER'S PARADISE, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  June 30, 2001



1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

3. In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company adopted SFAS 133 on January 1, 2001. Adoption of this Statement did not have a significant impact on the Company's results of operations or financial condition.

4. Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, "Earnings per Share". Basic earnings per share are computed by dividing net income (loss) by the number of weighted shares of common stock outstanding during the period. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options, warrants and convertible securities. Potentially dilutive securities have been excluded from the calculation for all periods presented as their effect is antidilutive.

5. Certain prior period balances have been reclassified to conform with the current period presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         Programmer's Paradise, Inc. is a recognized international marketer of software targeting the software development and Information Technology professionals within enterprise organizations. The Company operates principally, through five distribution channels in the United States and Canada - Internet, catalog, direct sales, telemarketing, and wholesale distribution. Internet sales encompass the Company's two e-Commerce enabled websites: www.programmersparadise.com and www.supershops.com. Catalog operations include worldwide catalog sales, advertising and publishing. Direct sales operations include Programmer's Paradise Corporate Sales in the United States. Telemarketing operations are presently conducted in the United States and Canada. Wholesale operations include distribution to dealers and large resellers through Lifeboat Distribution in the United States and Canada. Information contained on our web sites is not, and should not be deemed to be, a part of this report.

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

Results of Operations

         The following table and related text is based upon the Pro Forma Statements of Operations for the six and three month periods ended June 30, 2001 and 2000. The following table sets forth certain financial information expressed as a percentage of net sales.


                                                                        Six months ended          Three months ended
                                                                            June 30,                   June 30,
                                                                        ----------------          ------------------
                                                                      2001          2000          2001         2000
                                                                      ----          ----          ----         ----

Net Sales                                                            100.0%        100.0%       100.0%       100.0%
Cost of Sales                                                         89.7          87.6         89.8         87.0
                                                                   ---------     ---------     --------     --------
Gross Profit                                                          10.3          12.4         10.2         13.0
Selling, general and administrative expenses                          11.3          12.8         11.4         12.6
Depreciation                                                           0.6           0.7          0.6          0.7
Amortization                                                           0.2           1.5          0.2          1.5
                                                                   ---------     ---------     --------     --------
Loss from operations                                                  (1.8)         (2.6)        (2.0)        (1.8)
Interest income, net                                                   0.4           0.0          0.4          0.0
Unrealized foreign exchange gain (loss)                               (0.0)          0.2         (0.0)        (0.3)
                                                                   ---------     ---------     --------     --------
Loss before income taxes                                              (1.4)         (2.4)        (1.7)        (1.5)
Income taxes                                                          (0.1)          0.9         (0.6)         0.5
                                                                   ---------     ---------     --------     --------
Net loss                                                              (1.5)%        (1.5)%       (2.3)%       (1.0)%
                                                                   ---------     ---------     --------     --------



Net Sales

         Net sales of the Company represents the gross revenue of the Company less returns. Although net sales consist primarily of sales of software, revenue from marketing services and advertising is also included within net sales. Net sales for the quarter ended June 30, 2001 increased by $2.1 million or 10%, to $24.1 million, over the same period in 2000. For the six months ended June 30, 2001, net sales increased by $4.5 million or 10% over the six months ended June 30, 2000. The increase in net sales is mainly attributable to improved account management, customer service responsiveness, and providing customers with competitive pricing.

Gross Profit

         Gross profit represents the difference between net sales and cost of sales. Cost of sales is composed primarily of amounts paid by the Company to publishers and vendors plus catalog printing and mailing costs. Publisher and vendor rebates are credited against cost of sales. For the three-month period ended June 30, 2001, gross profit as a percentage of sales decreased from 13% to 10% over the same period in 2000. Gross profit in absolute dollars for the three-month period ended June 30, 2001 decreased by $406,000 over the same period of the previous year. For the six months ended June 30, 2001, the gross profit decreased by $432,000 for the same period in 2000. These decreases are mainly attributable to a shift in sales mix through the Company's distribution channels as a result of additional competitive pressures within the direct sales channel.

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

         SG&A expenses for the three-month period ended June 30, 2001 decreased by $21,000 when compared to the same period in 2000. For the six months ended June 30, 2001, SG&A expenses decreased by $131,000 or 2% when compared to the same period in 2000. This decrease mainly reflects the results from cost containment initiatives and improved cost control policies and procedures.

Depreciation

         Depreciation expense for the three month period ended June 30, 2001 decreased slightly to $139,000 from $145,000 compared to the same period in 2000. For the six months ended June 30, 2001, depreciation expense totaled $281,000 as compared to $291,000 for the comparable period in 2000. This slight decrease is attributable to an increase in capitalized items becoming fully depreciated.

Amortization

         Amortization expense includes the systematic write-off of goodwill. Amortization expense for the three months ended June 30, 2001 decreased by $277,000 as compared to the same period in 2000. Amortization expense for the six months ended June 30, 2001 decreased by $552,000 or 85%. This decrease is a result of the one time charge taken in December 2000 for the impairment of goodwill associated from the acquisition of Software Developers Corporation.

Interest, net

         Net interest income for the three months ended June 30, 2001 increased to $96,000 compared to $1,000 for the same period in 2000. For the six months ended June 30, 2001, net interest income was $194,000 compared to net interest expense of $21,000 for the comparable period in 2000. The increase for the six month period ended June 30, 2000 is attributable to the interest earned on investments from the proceeds of the sale of the Company's European subsidiaries.

Unrealized Foreign Exchange Gain (Loss)

         Unrealized foreign exchange loss for the three months ended June 30, 2001 was $7,000 compared to an unrealized foreign exchange gain of $43,000 in the same period in 2000. For the six months ended June 30, 2001, the unrealized foreign exchange gain was $9,000 as compared to $72,000 for the comparable period in 2000. The unrealized gain in the first six months of 2001 is primarily due to the trade activity with our Canadian subsidiary. Although the Company does maintain bank accounts in local currencies to reduce the risk of currency exchange fluctuations, the Company is, nevertheless, subject to risks associated with such fluctuations.

Income Taxes

         The Company recorded a provision for income taxes of $156,000 for the three months ended June 30, 2001, compared to a benefit for income taxes of $123,000 for the same period in 2000. As a result of the pre-tax loss incurred for the three months ended June 30, 2001, included in the $156,000 provision for income tax is the reversal of the tax benefit recorded in the first quarter of 2001 of $138,000. For the six months ended June 30, 2001, the Company recorded a provision for income taxes of $65,000 as compared to a benefit for income taxes of $388,000 for the comparable period in 2000.

Net Income (Loss)

         Net loss for the quarter ended June 30, 2001 was $562,000 or $.11 per share on a diluted basis with approximately 4,994,000 weighted average common shares outstanding compared to net loss of $226,000 or $.05 per share on a diluted basis with approximately 4,984,000 weighted average common shares outstanding for the same period of the previous year. For the six months ended June 30, 2001, net loss was $718,000 or $.14 per share on a diluted basis with approximately 4,990,000 weighted average common shares outstanding compared to net loss of $678,000 or $.14 per share on a diluted basis with approximately 4,982,000 weighted average common shares outstanding for the same period in 2000.

Liquidity and Capital Resources

         The Company's capital requirements have primarily been funded through working capital generated from continued sales growth. At June 30, 2001, the Company's cash and cash equivalents were $8.4 million and working capital was $16.5 million.

         Net cash used for operations was $2.7 million for the six months ended June 30, 2001 compared with $7.0 million of cash used for operating activities in the same period of the previous year. Cash was primarily used during the six months ended June 30, 2001 for a reduction in accounts payable and accrued liabilities (approximately $3.3 million) and accounts receivable (approximately $924,000) and prepaid expenses and other current assets (approximately $1.2 million).

         Net cash provided by investing activities was $9.2 million for the six months ended June 30, 2001 compared with $437,000 of cash used for investing activities in the same period in 2000. This increase primarily reflects the $12.2 million cash received for the sale of the European subsidiaries to PC-Ware Information Technologies AG ("PC-Ware") completed on January 9, 2001, less the $2.8 million cash being held in a 240-day escrow as security for any claim of PC-Ware in the event there are any breaches of representations by the Company under the Agreement for the Sale and Purchase of Shares, dated December 1, 2000 between the Company and PC-Ware (the "Agreement for the Sale and Purchase of Shares").

         Net cash provided by financing activities was $6,000 for the six months ended June 30, 2001 compared with net cash used of $1.3 million in the same period in 2000. Net cash of $6,000 was provided during the six months ended June 30, 2001, from proceeds of issuance of common stock.

         On February 9, 2001, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Hudson United Bank ("Hudson"). The Loan Agreement provides for a revolving credit facility of up to $5.0 million with an initial term expiring April 1, 2003. The amount of available credit is determined by the level of certain eligible accounts receivable. The facility bears interest at Hudson's prime rate (6.75% at June 30, 2001) plus 1%. Additionally, the Loan Agreement contains various covenants including a financial covenant that generally requires the Company to maintain a current ratio (as defined in the Loan Agreement) of 1.5 to 1. The Loan Agreement is subject to customary event of default and acceleration provisions and is collateralized by substantially all of the Company's assets. At June 30, 2001, there were zero amounts outstanding under the revolving credit facility.

Foreign Exchange

         As a result of the sale by the Company of its European subsidiaries, 3,275,000 Euros (the equivalent of approximately $2,797,000 at June 30, 2001) is being held in escrow as security for the Company's obligation to indemnify PC-Ware in the event the Company has breached certain representations and warranties made to PC-Ware under the Agreement for the Sale and Purchase of Shares, subject to a 300,000 Euro de minimus amount and a 7.5 million Euro maximum amount. The amount is subject to change based upon fluctuations in the Euro to U.S. dollar exchange rate until converted to U.S. dollars at the expiration of the warranty period on September 6, 2001 and settlement of any potential claims.

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

         Sales to the Company's customers in European countries are denominated in U.S. dollars. The Company does not hedge its net asset exposure to fluctuations in the U.S. Dollar against any such local currency exchange rates. Although the Company does maintain bank accounts in local currencies to reduce the risk of currency exchange fluctuations, the Company is, nevertheless, subject to risks associated with such fluctuations.


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         The Company is subject to certain legal proceedings and claims which have arisen in the ordinary course of business and which have not been fully adjudicated. The results of these legal proceedings cannot be predicted with certainty; however, the Company does not believe that the outcome of these proceedings and claims would have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Stockholders (the "Meeting") during the fiscal quarter ended June 30, 2001.

         (a)   The date of the Meeting was June 12, 2001.

         (b) At the meeting, the following persons were elected as directors of the Company, each receiving the number of votes set forth opposite their names below:

                                            For         Against      Abstain
                                         ---------      --------      -------
               William Willett           4,497,995       74,161           -
               F. Duffield Meyercord     4,552,795       19,361           -
               Edwin H. Morgens          4,552,795       19,361           -
               Allan D. Weingarten       4,552,795       19,361           -
               James W. Sight            4,552,795       19,361           -
               Mark T. Boyer             4,552,795       19,361           -

Item 6.  Exhibits and Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended June 30, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  PROGRAMMER'S PARADISE, INC.



    August 8, 2001                By: /s/William H. Sheehy
---------------------                -------------------------------------------
        Date                         William H. Sheehy, Chief Financial Officer,
                                     Vice President of Finance