Form 10-Q
period 2001-09-30
PROGRAMMERS PARADISE INC
filed 2001-11-13
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         Commission File No. 000-26408

                          Programmer's Paradise, Inc.
                        (Name of issuer in its charter)

          Delaware                                      13-3136104
---------------------------------                       ----------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification No.)

1157 Shrewsbury Avenue, Shrewsbury, New Jersey          07702
----------------------------------------------          -----
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

     There were 5,230,250 outstanding shares of Common Stock, par value $.01 per share, as of November 5, 2001.

                          PROGRAMMER'S PARADISE, INC.

                               Index to Form 10-Q



                                                                       Page No.
                                                                       --------

PART I -- FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed  Consolidated Balance Sheets as of September 30,
             2001 and December 31, 2000                                       3

             Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Nine and Three Months
             ended September 30, 2001 and 2000                                4

             Pro Forma Condensed  Consolidated  Statements of Operations
             for the Nine and Three Months ended September 30, 2001 and 2000  5

             Condensed Consolidated Statements of Cash Flows for the Nine
             Months ended September 30, 2001 and 2000                         6

             Notes to Condensed Consolidated Financial Statements             7

     Item 2. Management's  Discussion and Analysis of Financial Condition
             and Results of Operations.                                       8

     Item 3. Quantitative and Qualitative Disclosures about Market Risk      12


PART II -- OTHER INFORMATION

             Item 1. Legal Proceedings                                       12

             Item 6. Exhibits and Reports on Form 8-K                        13

                         PART I - FINANCIAL INFORMATION

                          PROGRAMMER'S PARADISE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                                   September 30,  December 31,
                                                       2001           2000
                                                       ----           ----
                                                    (Unaudited)    (Audited)
  Current Assets
    Cash and cash equivalents                      $ 11,002       $     2,091
    Cash held in escrow                               3,048                 -
    Accounts receivable, net                         14,127            13,048
    Inventory - finished goods                        1,091             2,631
    Prepaid expenses and other current assets           826             2,342
    Net assets held for sale                              -            12,163
                                                   --------       -----------
  Total current assets                               30,094            32,275

  Equipment and leasehold improvements, net             751               934
  Other assets                                          351               391
  Goodwill, net                                         236               255
                                                   --------       -----------
                                                   $ 31,432       $    33,855
                                                   ========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Accounts payable and accrued expenses          $ 13,988       $    14,939
    Other current liabilities                            11                10
                                                   --------       -----------
  Total current liabilities                          13,999            14,949

  Stockholders' equity
    Common stock                                         53                53
    Additional paid-in capital                       35,482            35,476
    Treasury stock                                   (1,451)           (1,325)
    Retained earnings                               (16,163)          (15,017)
    Accumulated other comprehensive loss               (488)             (281)
                                                   ---------      ------------
  Total stockholders' equity                         17,433            18,906
                                                   $ 31,432       $    33,855
                                                   ========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                          PROGRAMMER'S PARADISE, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (Unaudited)
                     (In thousands, except per share data)

                                                                      Nine months ended                 Three months ended
                                                                        September 30,                      September 30,
                                                                        -------------                      -------------
                                                                    2001             2000              2001             2000
                                                                    ----             ----              ----             ----

Net sales                                                      $  72,468         $147,650         $   24,177        $  42,304

Cost of sales                                                     65,161          132,589             21,859           37,636
                                                               ---------         --------         ----------        ---------

Gross profit                                                       7,307           15,061              2,318            4,668

Selling, general and administrative expenses                       8,200           16,234              2,733            4,753

Depreciation                                                         391              724                110              236

Amortization                                                         144            1,059                 47              326
                                                               ---------         --------         ----------        ---------

Loss from operations                                              (1,428)          (2,956)              (572)            (647)

Interest income (expense), net                                       300              (10)               106                1

Unrealized foreign exchange gain (loss)                               47             (122)                38               95

Loss before income taxes                                          (1,081)          (3,088)              (428)            (551)

Provision (benefit) for taxes                                         65             (893)                 -              (99)
                                                               ---------         --------         ----------        ---------

Net loss                                                       $  (1,146)        $ (2,195)        $     (428)       $    (452)
                                                               ==========        =========        ===========       ==========


Net loss per common share-Basic and Diluted                    $   (0.23)        $  (0.44)        $    (0.09)       $   (0.09)
                                                               ==========        =========        ===========       ==========

Weighted average common shares outstanding-
Basic and Diluted                                                  4,992            4,983              4,995            4,985
                                                               =========         ========         ==========        =========

Reconciliation of Net Loss to Comprehensive Loss:
-------------------------------------------------

Net loss                                                       $  (1,146)        $(2,195)         $    (428)        $    (452)
                                                               ---------         --------         ----------        ---------
Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments                       (207)           (600)                39               498)
                                                               ---------         --------         ----------        ---------
Comprehensive loss                                             $  (1,353)        $(2,795)         $    (389)        $    (950)
                                                               ==========        ========         ==========        ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                          PROGRAMMER'S PARADISE, INC.
           PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands, except per share data)

                                                   Nine months ended         Three months ended
                                                     September 30,              September 30,
                                                     ------------               ------------
                                                  2001        2000 (a)       2001       2000 (a)
                                                  ----        --------       ----       --------

Net sales                                       $  72,468    $  66,891   $   24,177    $  23,143

Cost of sales                                      65,161       58,507       21,859       20,180
                                                ----------   ----------  -----------   ---------

Gross profit                                        7,307        8,384        2,318        2,963

Selling, general and administrative expenses        8,200        7,970        2,733        2,372

Depreciation                                          391          444          110          153

Amortization                                          144          975           47          326
                                                ----------   ----------  -----------   ---------

Income (loss) from operations                      (1,428)      (1,005)        (572)         112

Interest income, net                                  300            -          106           21

Unrealized foreign exchange gain                       47           97           38           25
                                                ----------   ----------  -----------   ---------

Income (loss) before income taxes                  (1,081)        (908)        (428)         158

Provision (benefit) for taxes                          65         (277)           -          111
                                                ----------   ----------  -----------   ---------

Net income (loss)                               $  (1,146)   $    (631)  $     (428)   $      47
                                                ==========   ==========  ===========   =========


Net income (loss) per common share-Basic and
Diluted                                         $   (0.23)   $   (0.13)  $    (0.09)   $    0.01
                                                ==========   ==========  ===========   =========

Weighted average common shares outstanding-
Basic and Diluted                                   4,992        4,985        4,995        4,985
                                                ==========   ==========  ===========   =========

(a) Pro forma statement of operations for the results from North America and Programmer's Paradise, S.A.R.L. for the nine and three month periods ended September 30, 2000.

                          PROGRAMMER'S PARADISE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)


                                                            Nine months ended
                                                              September 30,
                                                              -------------
                                                            2001        2000
                                                            ----        ----

Cash flows from operating activities:
Net loss                                                 $  (1,146)  $  (2,195)
Adjustments to reconcile net loss to net cash provided
by operating activities:
  Deferred income taxes                                          -          14
  Depreciation                                                 391         724
  Amortization                                                 144       1,150
  Provision for doubtful accounts                              432         425
  Changes in operating assets and liabilities:
    Accounts receivable                                     (1,408)     10,486
    Inventory                                                1,540      (1,126)
    Prepaid expenses and other current assets                1,515       1,271
    Accounts payable and accrued expenses                   (1,090)    (18,433)
    Net change in other assets and liabilities                 (86)     (5,357)
                                                         ----------   ---------
Net cash provided by (used for) operations                     292     (13,041)
                                                         ----------   ---------

Cash flows from investing activities:
  Change in net assets held for sale                       12,163            -
   Increase in cash held in escrow                         (3,048)           -
  Capital expenditures                                       (207)        (484)
                                                         ---------    ---------
Net cash provided by (used for) investing                   8,908         (484)
                                                         ---------    ---------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                    6         (396)
  Sale (purchase) of treasury stock                          (126)          30
  Borrowings under lines of credit                         14,598        2,375
  Repayments under lines of credit                        (14,598)      (4,200)
                                                         ---------    ---------
Net cash used for financing activities                       (120)      (2,191)
                                                         ---------    ---------

Effect of foreign exchange rate on cash                      (169)        (600)
                                                         ---------    ---------

Net increase (decrease) in cash and cash equivalents     $  8,911    $ (16,316)
Cash and cash equivalents at beginning of period            2,091       17,597
                                                         ---------    ---------
Cash and cash equivalents at end of period               $ 11,002    $   1,281
                                                         =========   ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          PROGRAMMER'S PARADISE, INC.
                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                               September 30, 2001

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

2. Assets and liabilities of the Company's Canadian subsidiary and its former European subsidiaries, have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the periods. Cumulative translation adjustments have been classified within other comprehensive income (loss), which is a separate component of stockholders equity in accordance with FASB Statement No. 130, "Reporting Comprehensive Income".

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

6. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company is currently reviewing the impact of these standards and will be performing a fair value analysis at a later date in connection with the adoption of SFAS No. 142 on January 1, 2002.

7. In September 2001 (just prior to expiration of the time to make claims against the escrow), PC-Ware made claims aggregating 2,190,127 Euros (plus interest) (the equivalent of approximately $1,997,000) against the escrow. On October 19, 2001, 735,789 Euros (the equivalent of approximately $654,373) were distributed from the escrow account to the Company. The Company believes that PC-Ware's claims are without merit and intends to vigorously dispute each of such baseless claims in the arbitration proceedings, which will resolve the disputed claims.

8. In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supercedes SFAS No. 121, removes goodwill from its scope and identifies the methods to be used in determining fair value. The Company is currently reviewing the impact of this standard and will be performing an analysis at a later date in connection with the adoption of SFAS No. 144 on January 1, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     Programmer's Paradise, Inc. is a recognized international marketer of software targeting the software development and Information Technology professionals within enterprise organizations. The Company operates principally, through five distribution channels in the United States and Canada - Internet, catalog, direct sales, telemarketing, and wholesale distribution. Internet sales encompass the Company's e-Commerce enabled website: www.programmersparadise.com. Catalog operations include worldwide catalog sales, advertising and publishing. Direct sales operations include Programmer's Paradise Corporate Sales in the United States. Telemarketing operations are presently conducted in the United States and Canada. Wholesale operations include distribution to dealers and large resellers through Lifeboat Distribution in the United States and Canada. Information contained on our web sites is not, and should not be deemed to be, a part of this report.

     The  Company's  strategic  focus is to  expand  its  catalog  and  Internet activities while solidifying its position as the predominant direct sales company for corporate desktop application software. A key element of that strategy is to build upon its distinctive catalogs - the established Programmer's Paradise catalog, directed at independent professional programmers, and its Corporate Developer's Paradise catalog, directed at Information Technology professionals working in large corporations, and to utilize the catalogs as banner advertising for developing its internet traffic as well as being the initial conduit to developing its telemarketing channel. The Company's focus for direct sales is to assist companies in managing their IT expenditures, a value-added selling approach.


Results of Operations

     The following table and related text is based upon the Pro Forma Statements of Operations for the nine and three-month periods ended September 30, 2001 and 2000. The following table sets forth certain financial information expressed as a percentage of net sales.


                                        Nine months ended    Three months ended
                                          September 30,        September 30,
                                          -------------        -------------
                                         2001       2000      2001       2000
                                         ----       ----      ----       ----

Net Sales                                100.0%     100.0%    100.0%     100.0%
Cost of Sales                             89.9       87.5      90.4       87.2
                                          ----       ----      ----       ----
Gross Profit                              10.1       12.5       9.6       12.8
Selling, general and
        administrative expenses           11.3       11.9      11.3       10.2
Depreciation                               0.5        0.7       0.5        0.6
Amortization                               0.2        1.4       0.2        1.4
                                          ----       ----      ----       ----
Income (loss) from operations             (1.9)      (1.5)     (2.4)       0.6
Interest income, net                       0.4        0.0       0.5        0.0
Unrealized foreign exchange gain (loss)   (0.0)      (0.1)      0.1        0.1
                                          ----       ----      ----       ----
Income (loss) before income taxes         (1.5)      (1.4)     (1.8)       0.7
Income taxes (benefit)                    (0.1)      (0.4)     (0.0)       0.5
                                          ----       ----      ----       ----
Net income (loss)                         (1.6)%     (1.0)%    (1.8)%      0.2%
                                          ----       ----      ----       ----

Net Sales

     Net sales of the Company represents the gross revenue of the Company less returns. Although net sales consist primarily of sales of software, revenue from marketing services and advertising is also included within net sales. Net sales for the quarter ended September 30, 2001 increased by $1.0 million or 4%, to $24.1 million, over the same period in 2000. For the nine months ended September 30, 2001, net sales increased by $5.6 million or 8% over the nine months ended September 30, 2000. The increase in net sales is primarily attributed to improved account management, customer service responsiveness, and providing customers with competitive pricing.


Gross Profit

     Gross profit represents the difference between net sales and cost of sales. Cost of sales is comprised primarily of amounts paid by the Company to publishers and vendors plus catalog printing and mailing costs. Publisher and vendor rebates are credited against cost of sales. For the three-month period ended September 30, 2001, gross profit as a percentage of sales decreased from 13% to 10% over the same period in 2000. Gross profit in absolute dollars for the three-month period ended September 30, 2001 decreased by $645,000 over the same period in 2000. For the nine months ended September 30, 2001, the gross profit decreased by $1.1 million over the same period in 2000. These decreases are mainly attributable to a shift in sales mix through the Company's distribution channels and as a result of additional competitive pressures within the direct sales channel.

     The mix of products sold and the mix of distribution channels have affected gross margins. Historically, the gross margins attained in the catalog channel have been higher than either the direct sales or distribution channels. Gross margins within the direct sales channel are also subject to mix variations as Microsoft Select License sales typically produce lower gross margin results. The emergence of the Internet as a viable commerce channel has provided the Company another competitive means to reach its customer base and compete more effectively in the market place.


Selling, General and Administrative Expenses

     Selling, general and administrative ("SG&A") expenses include all corporate personnel costs (including salaries and health benefits), non-personnel-related marketing and administrative costs and the provision for doubtful accounts.

     SG&A expenses for the three-month period ended September 30, 2001 increased by $361,000 over the same period in 2000. For the nine months ended September 30, 2001, SG&A expenses increased by $230,000 over the same period in 2000. The increase mainly reflects additional reserves against uncollectable invoices and increased marketing and selling expenses.


Depreciation

     Depreciation expense for the three-month period ended September 30, 2001 decreased to $110,000 from $153,000 over the same period in 2000. For the nine months ended September 30, 2001, depreciation expense totaled $391,000 as compared to $444,000 for the comparable period in 2000. This decrease is attributable to an increase in capitalized items becoming fully depreciated, such as furniture, computers, and equipment.

Amortization

     Amortization expense includes the systematic write-off of goodwill. Amortization expense for the three months ended September 30, 2001, decreased by $279,000 as compared to the same period in 2000. Amortization expense for the nine months ended September 30, 2001 decreased by $831,000. This decrease is a result of the one time charge taken in December 2000 for the impairment of goodwill associated from the acquisition of Software Developers Corporation.


Interest, net

     Net interest income for the three months ended September 30, 2001 increased to $106,000 compared to $21,000 for the same period in 2000. For the nine months ended September 30, 2001, net interest income was $300,000 compared to net interest expense of $0 for the comparable period in 2000. The increase for the nine-month period ended September 30, 2000 is attributable to the interest earned on investments from the proceeds of the sale of the Company's European subsidiaries.


Unrealized Foreign Exchange Gain (Loss)

     Unrealized foreign exchange gain for the three months ended September 30, 2001 was $38,000 compared to $25,000 in the same period in 2000. For the nine months ended September 30, 2001, the unrealized foreign exchange gain was $47,000 as compared to $97,000 for the comparable period in 2000. The unrealized gain in the first nine months of 2001 is primarily due to the trade activity with our Canadian subsidiary. Although the Company does maintain bank accounts in local currencies to reduce the risk of currency exchange fluctuations, the Company is, nevertheless, subject to risks associated with such fluctuations.


Income Taxes

     The Company did not record any income taxes for the three months ended September 30, 2001 compared to an expense of $111,000 for the same period in 2000. For the nine months ended September 30, 2001, the Company recorded a provision for income taxes of $65,000 as compared to a benefit for income taxes of $277,000 for the comparable period in 2000.


Net Income (Loss)

     Net loss for the quarter ended September 30, 2001 was $428,000 or $.09 per share on a diluted basis with approximately 4,995,000 weighted average common shares outstanding compared to net income of $47,000 or $.01 per share on a diluted basis with approximately 4,985,000 weighted average common shares outstanding for the same period of the previous year. For the nine months ended September 30, 2001, net loss was $1.1 million or $.23 per share on a diluted basis with approximately 4,992,000 weighted average common shares outstanding compared to net loss of $631,000 or $.13 per share on a diluted basis with approximately 4,985,000 weighted average common shares outstanding for the same period in 2000.


Liquidity and Capital Resources

     The Company's capital requirements have primarily been funded through working capital generated from continued sales growth. At September 30, 2001, the Company's cash and cash equivalents were $11.0 million and working capital was $16.1 million.

     Net cash provided by operations was $292,000 for the nine months ended September 30, 2001 compared with $13.0 million of cash used for operating activities in the same period of the previous year. During the nine months ended September 30, 2001, cash was provided by a reduction of inventory and prepaid expenses (approximately $3.1 million) and offset by an increase in accounts receivable (approximately $1.4 million) and accounts payable (approximately $1.1 million).

     Net cash provided by investing activities was $8.9 million for the nine months ended September 30, 2001 compared with $484,000 of cash used for investing activities in the same period in 2000. This increase primarily reflects the $12.2 million cash received for the sale of the European subsidiaries to PC-Ware Information Technologies AG ("PC-Ware") completed on January 9, 2001, less the $3.0 million cash being held in a 240-day escrow as security for any claim of PC-Ware in the event there are any breaches of representations by the Company under the Agreement for the Sale and Purchase of Shares, dated December 1, 2000 between the Company and PC-Ware (the "Agreement for the Sale and Purchase of Shares"). A claim has been brought by PC-Ware against the Company's escrow balance. For further information, see Part II - Legal Proceedings.

     Net cash used by financing activities was $120,000 for the nine months ended September 30, 2001 compared with net cash used of $2.2 million in the same period in 2000. Net cash of $126,000 was used during the nine months ended September 30, 2001, to purchase 31,500 shares of the Company's stock.

     On February 9, 2001, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Hudson United Bank ("Hudson"). The Loan Agreement provides for a revolving credit facility of up to $5.0 million with an initial term expiring April 1, 2003. The amount of available credit is determined by the level of certain eligible accounts receivable. The facility bears interest at Hudson's prime rate (6.00% at September 30, 2001) plus 1%. Additionally, the Loan Agreement contains various covenants including a financial covenant that generally requires the Company to maintain a current ratio (as defined in the Loan Agreement) of 1.5 to 1. The Loan Agreement is subject to customary event of default and acceleration provisions and is collateralized by substantially all of the Company's assets. At September 30, 2001, there were zero amounts outstanding under the revolving credit facility.

Foreign Exchange

     As a result of the sale by the Company of its European subsidiaries, 3,275,000 Euros (the equivalent of approximately $2,986,000 at September 30,
2001) is being held in escrow as security for the Company's obligation to indemnify PC-Ware in the event the Company has breached certain representations and warranties made to PC-Ware under the Agreement for the Sale and Purchase of Shares, subject to a 300,000 Euro de minimus amount and a 7.5 million Euro maximum amount. The balance in the escrow account at September 30, 2001 is 3,343,000 Euros (the equivalent of approximately $3,048,000), which represents the initial deposit of 3,275,000 Euros plus net interest earned of 68,000 Euros (the equivalent of approximately $62,000). The amount is subject to change based upon fluctuations in the Euro to U.S. dollar exchange rate until converted to U.S. dollars and until settlement of any potential claims. A claim has been brought by PC-Ware against the Company's escrow balance. For further information see Part II - Legal Proceedings.


Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company is currently reviewing the impact of these standards and will be performing a fair value analysis at a later date in connection with the adoption of SFAS No. 142 on January 1, 2002.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supercedes SFAS No. 121, removes goodwill from its scope and identifies the methods to be used in determining fair value. The Company is currently reviewing the impact of this standard and will be performing an analysis at a later date in connection with the adoption of SFAS No. 144 on January 1, 2002.


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


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     As indicated under Liquidity and Capital Resources, a 3,275,000 Euro escrow (the equivalent of approximately $2,986,000) was established to secure the Company's indemnity obligations to PC-Ware in connection with the Company's sale of its European subsidiaries to PC-Ware. In September 2001 (just prior to expiration of the time to make claims against the escrow), PC-Ware made claims aggregating 2,190,127 Euros (plus interest) (the equivalent of approximately
$1,997,000) against the escrow. On October 19, 2001, 735,789 Euros (the equivalent of approximately $654,373) were distributed from the escrow account to the Company.

     The Company believes that PC-Ware's claims are without merit and intends to vigorously dispute each of such baseless claims in the arbitration proceedings, which will resolve the disputed claims.


Item 6. Exhibits and Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    PROGRAMMER'S PARADISE, INC.



      November 13, 2001             By: /s/William H. Sheehy
-----------------------------           --------------------
          Date                      William H. Sheehy, Chief Financial Officer,
                                    Vice President of Finance