Form 10-K
period 2001-12-31
PROGRAMMERS PARADISE INC
filed 2002-03-22
CIK 945983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant computed by reference to the closing sale price for the Registrant's Common Stock on March 12, 2002, as reported on the NASDAQ National Market, was approximately $10,150,000.

         The number of shares outstanding of the Registrant's Common Stock as of March 12, 2002 was 4,915,672 shares.


                               Page 1 of 22 Pages

         In determining the market value of the Common Stock held by any non-affiliates, shares of Common Stock of the Registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of Common Stock of the Registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         Documents Incorporated by Reference: Portions of the Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders to be filed on or before April 30, 2002 are incorporated by reference into Part III of this Report.


                               Page 2 of 22 Pages

PART I

Item 1 Business

General

         Programmer's Paradise, Inc. (the "Company") is a recognized marketer of software in the United States and Canada targeting software development and information technology professionals within enterprise organizations.

         Programmer's Paradise, Inc. was incorporated in Delaware in 1982. Our common stock is listed on the NASDAQ National Market under the symbol "PROG". Our Web site addresses are www.programmersparadise.com and www.programmersparadise.ca. Information on our Web sites should not be considered filed with the Securities and Exchange Commission. Information contained on our Web sites is not, and should not be deemed to be, a part of this report.

         The Company operates in one primary business segment: the marketing of technical software and hardware for microcomputers, servers and networks in the United States and Canada. We offer a wide variety of technical and general business application software, PC hardware and components from a broad range of publishers and manufacturers. We market our products through our well-known catalogs, direct mail programs, advertisements in trade magazines, as well as through Internet and e-mail promotions. Through our wholly owned subsidiary, Lifeboat Distribution Inc., we distribute products to dealers and resellers in the United States and Canada.

         The Company's catalogs are full color "magalogs" and offer some of the most complete collections of microcomputer technical software, including programming languages, tools, utilities, libraries, development systems, interfaces and communication products. The Company has created a niche for hard-to-source technical software programs.

         Pursuant to an Agreement, dated December 1, 2000, the Company sold all of the shares of its European subsidiaries to PC-Ware Information Technologies AG, a German corporation ("PC-Ware"), on January 9, 2001. For more information regarding this sale, reference is made to Management Discussion and Analysis of Financial Condition and Results of Operations, Part I, Item 7, and to Note Twelve to the Consolidated Financial Statements, Part II, Item 8.

         As of October 1, 2001, the Company no longer negotiates Microsoft Select and Enterprise volume licensing agreements for new customers. We believe that these activities required significant dedication of sales and support resources with limited return on the investment. There were no other changes in the reseller agreement with Microsoft, and the Company is authorized to market and sell all other Microsoft software.

         As a result of our shift in focus, we announced in December 2001 that we had made significant reductions in our support staff. For more information regarding this restructuring, reference is made to Management Discussion and Analysis of Financial Condition and Results of Operations, Part I, Item 7, and to Note Eleven to the Consolidated Financial Statements, Part II, Item 8.


                               Page 3 of 22 Pages

Competition

         The software distribution market is highly competitive. Pricing is very aggressive, and the Company expects pricing pressure to continue. The Company faces competition from a wide variety of sources including: vendors who sell direct to customers; software resellers; superstores; catalogers; Web sites; and other direct marketers of software products. Some of these sources are significantly larger and have substantially greater resources than the Company. Many of these competitors compete principally on the basis of price, product availability, customer service and technical support. The market for developer software products is characterized by rapid changes in technology, user requirements, and customer specifications. The Company competes in acquiring prospective buyers and in sourcing new products from software developers and publishers, as well as in marketing its current product line to its customers.

         There can be no assurance that the Company can continue to compete effectively against existing competitors or new competitors that may enter the market. In addition, price is an important competitive factor in the personal computer software market and there can be no assurance that the Company will not be subject to increased price competition. An increase in the amount of competition faced by the Company, or its failure to compete effectively against its competitors, could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company believes that its ability to offer software developers and IT professionals a wide selection of products at low prices with prompt delivery and high customer service levels, along with its good relationships with vendors and suppliers, allow it to compete effectively. The Company competes to gain distribution rights for new products primarily on the basis of its reputation and its relationships with software publishers.

         The manner in which software products are distributed and sold is also changing, and new methods of distribution and sale may emerge or expand. Software developers and publishers have sold, and may intensify their efforts to sell, their products directly to end-users. The evolution of the Internet as a viable platform in which to conduct e-commerce business transactions has both lowered the barriers for competition and broadened customer access to products and information. From time to time certain software developers and publishers have instituted programs for the direct sale of large order quantities of software to certain major corporate accounts. These types of programs may continue to be developed and used by various developers and publishers. While Microsoft and other vendors currently sell new releases or upgrades directly to end users, they have not attempted to completely bypass the reseller channel. Future efforts by such entities to bypass third-party sales channels could materially and adversely affect the Company's operations.

         In addition, resellers and publishers may attempt to increase the volume of software products distributed electronically through ESD technology, through CD-ROM based subscription services, and through on-line shopping services. Any of these competitive programs, if successful, could have a material adverse effect on the Company's operations and financial condition.


                               Page 4 of 22 Pages

Products

         The Company offers a wide variety of products from a broad range of publishers and manufacturers, including Microsoft, Computer Associates, WebGain, Borland, Compuware, eHelp, Infragistics, ComponentOne, Installshield, Adobe and IBM. On a continuous basis, new products are screened for inclusion in our catalogs and Web sites based on their features, quality, price, margins and warranties, as well as on current sales trends. In 2001, Hardware and Peripherals as a percentage of sales were less than 5%.

Marketing and Distribution

         We extend our brand and market our products through creative marketing communications, our catalogs, our Web site, industry magazines, and national trade shows. We also use direct mail, both e-mail and print, to introduce new products and upgrades, to cross-sell products to current customers, and to educate and inform.

         We believe that our catalogs are important marketing vehicles for software publishers and manufacturers. These catalogs provide a cost-effective and service-oriented means to market, sell and fulfill software products.

         The Company has two primary established catalogs: Programmer's Paradise, targeting software developers; and Corporate Developer's Paradise, targeting information technology professionals working in large corporations. The Corporate Developer's Paradise catalog is the result of our decision to rename our "Programmer's SuperShop" catalog. These catalogs are full color "magalogs" that combine traditional catalog sales offerings with detailed product descriptions and announcements, and which contain cooperative advertising.

         In addition to its two flagship catalogs, the Company offers additional catalogs aimed at specific audiences. Significant increases in postal or shipping rates and in paper costs could have a material adverse effect on the Company. We continually attract new customers through advertisements in trade magazines, as well as through selectively mailing catalogs and other direct mail material. Prospect names are also provided to us by publishers whose products we market. In 2001, the Company's cooperative and fee-based advertising reimbursements as a percentage of sales decreased to 5% from 6.5% in 2000.

         No customer accounted for more than 10% of consolidated net sales in 1999, 2000, or 2001. No material part of the business is dependent upon a single customer or a few customers. The Company generally ships product within 48 hours of confirming a customer's order. This allows for minimum backlog in the business.

         Canadian sales accounted for 9% of consolidated revenues in 2001 (for geographic financial information, please refer to Note Nine to our Notes to Consolidated Financial Statements).

Customer Support

         We believe that providing a high level of customer service is necessary to compete effectively and is essential to continued sales and revenue growth. Our account representatives assist our customers with all aspects of purchasing decisions, process products ordered and respond to customer inquiries on order status, product pricing and availability. The account representatives are trained to answer all basic questions about the features and functionality of products. On technical issues, there is an in-house technical support staff.


                               Page 5 of 22 Pages

Purchasing and Fulfillment

         The Company's success is dependent, in part, upon the ability of its suppliers to develop and market products that meet the changing requirements of the marketplace. The Company believes it enjoys good relationships with its vendors. The Company and its principal vendors have cooperated frequently in product introductions and in other marketing programs. As is customary in the industry, the Company has no long-term supply contracts with any of its suppliers. Substantially all the Company's contracts with its vendors are terminable upon 30 days' notice or less. The manner in which software products are distributed and sold is changing, and new methods of distribution and sale may emerge or expand. Software publishers have sold, and may intensify their efforts to sell, their products directly to end-users. The Company's business and results of operations may be adversely affected if the terms and conditions of the Company's authorizations were to be significantly modified or if certain products become unavailable to the Company.

         In 2001 the Company purchased approximately 63% of its products directly from manufacturers and publishers and the balance from multiple distributors. Most suppliers or distributors will "drop ship" products directly to the customers, which reduces physical handling by the Company. These inventory management techniques allow the Company to offer a greater range of products without increased inventory requirements.

         For the year ended December 31, 2001, Ingram Micro, Microsoft and Computer Associates were the only vendors that exceeded 10% of total purchases. The loss of any of these vendors, or any other key vendor, could have an adverse effect on the Company. As from October 1, 2001, the Company is no longer an authorized Microsoft Select Large Account Reseller (LAR) and no longer negotiates Microsoft Select and Enterprise volume licensing agreements for new customers. For 2001, these sales amounted to approximately $17 million and generated approximately $0.8 million in Gross Profit Margin, which was insufficient to cover all related costs. There were no other changes in the reseller agreement with Microsoft.

         Inventory levels may vary from period to period, due in part to increases or decreases in sales levels, the Company's practice of making large-volume purchases when it deems the terms of such purchases to be attractive, and the addition of new suppliers and products. Moreover, the Company's order fulfillment and inventory control allow the Company to order certain products just in time for next day shipping. The Company promotes the use of electronic data interchange ("EDI") with its suppliers, which helps reduce overhead and the use of paper in the ordering process. Although brand names and individual products are important to our business, we believe that competitive sources of supply are available for substantially all product categories we carry.

         The Company operates distribution facilities in Shrewsbury, New Jersey and Mississauga, Canada.

Management Information Systems

         The Company operates management information systems on Windows NT and MPE platforms that allow for centralized management of key functions, including inventory, accounts receivable, purchasing, sales and distribution. We are dependent on the accuracy and proper utilization of our information technology systems, including our telephone, Web sites, e-mail and fax systems.


                               Page 6 of 22 Pages

         The management information systems allow the Company to monitor sales trends, provide product availability and order status information, track direct marketing campaign performance and to make marketing event driven purchasing decisions. In addition to the main system, the Company has systems of networked personal computers, as well as microcomputer-based desktop publishing systems, which facilitate data sharing and provide an automated office environment.

         The Company recognizes the need to continually upgrade its management information systems to most effectively manage its operations and customer database. In that regard, the Company anticipates that it will, from time to time, require software and hardware upgrades for its present management information systems.

Trademarks

         The Company conducts its business under the various trademarks and service marks of Programmer's Paradise, the "Island Man" cartoon character logo, and Lifeboat. The Company registered and protects these trademarks and service marks and believes that they have significant value and are important factors in its marketing programs. The Company intends to use and protect these and related marks, as necessary.

Employees

         As of December 31, 2001, Programmer's Paradise, Inc. and its subsidiaries had 77 full-time and 3 part-time employees. The Company is not a party to any collective bargaining agreements with its employees, has experienced no work stoppages and considers its relationships with its employees to be satisfactory.

Executive Officers of the Company

The executive officers of the Company are as follows:

Name                        Age    Position
--------------------------------------------------------------------------------

William H. Willett          65     President, Chief Executive Officer and
                                   Chairman of the Board

Simon F. Nynens             30     Chief Financial Officer and Vice President

Marc J. Lieberman           45     Vice President - Sales

Jeffrey C. Largiader        45     Vice President - Marketing

John J. LoRe                55     Vice President - Information Technology and
                                   Chief Information Officer

William H. Willett has served as a director of the Company since 1996. In July 1998, Mr. Willett was appointed to the position of Chairman, President and Chief Executive Officer. Prior to joining the Company and since 1994, Mr. Willett was the President and Chief Operating Officer of Colorado Prime Foods located in New York.


                               Page 7 of 22 Pages

Simon F. Nynens has served as Vice-President and Chief Financial Officer since January 2002. Between February 2001 and January 2002, he served as Vice President. Prior to that, Mr. Nynens served as the Vice-President and Chief Operating Officer of the Company's European operations from November 1999 through January 2001, and prior to that, he was European Controller and Corporate Controller of the Company. Prior to joining Programmer's Paradise, Inc., Mr. Nynens worked as a Registered Accountant with Ernst & Young in Amsterdam, The Netherlands.

Marc J. Lieberman has served as Vice-President - Sales since December 2001. Prior to joining Programmer's Paradise, Mr. Lieberman served as Vice President of sales and Vice President of Business Development during an eight-year tenure at Micro Warehouse, Inc.

Jeffrey C. Largiader has served as the Vice-President - Marketing since 1989. Prior to that and since 1983, he held various sales and product management positions with the Company and a predecessor, Lifeboat Associates, Inc.

John J. LoRe has served as the Company's Vice-President - Information Technology and Chief Information Officer since September 2000. Prior to this post he served as Vice President and Chief Information Officer of Best Manufacturing of New York. Between 1992 and 1998, Mr. LoRe held similar positions with Fila USA, Inc. of Baltimore, Maryland and Disney Direct Marketing, Inc. of New York. Preceding this, he had global responsibility for Information and Technology for Polo Ralph Lauren Corporation from 1986 through 1992.

Item 2 Properties

         The Company leases 25,250 square feet of space in Shrewsbury, New Jersey for its corporate headquarters and warehouse under a ten-year lease expiring in June 2007. Total annual rent expense for these premises is approximately $280,000. Additionally, the Company leases approximately 3,600 square feet of office space and warehouse in Mississauga, Canada, under a three-year lease, which expires on July 31, 2003. Total annual rent expense for these premises is approximately $23,000. For a further discussion regarding lease obligations see Note Eight to the Consolidated Financial Statements, Part II, Item 8.

Item 3 Legal Proceedings

         The information required by this item is incorporated by reference to Note Twelve to the Consolidated Financial Statements, Part II, Item 8.

Item 4 Submission of Matters to a Vote of Security Holders

         There were no matters submitted during the fourth quarter of 2001 to a vote of security holders.


                               Page 8 of 22 Pages

PART II

Item 5 Market for Registrant's Common Equity and Related Stockholder Matters

         Programmer's Paradise, Inc. Common Stock, par value $0.01, is traded on the NASDAQ National Market System under the symbol "PROG". Following is the range of low and high closing prices for our stock as reported on the NASDAQ for the quarters indicated.

                                     High              Low
                                     ----              ---
2000
First Quarter                        7.125            5.500
Second Quarter                       5.625            3.063
Third Quarter                        3.938            3.125
Fourth Quarter                       3.563            2.438

2001
First Quarter                        4.094            2.656
Second Quarter                       4.250            3.300
Third Quarter                        4.480            3.660
Fourth Quarter                       4.150            2.500

         We have never paid cash dividends on our capital stock, and we do not anticipate doing so in the foreseeable future. The closing sale price of our stock on the NASDAQ on March 12, 2001, was $2.57. On March 12, 2002, 5,230,250 shares of the Company's Common Stock were outstanding. On such date, there were approximately 63 holders of record.

         During 2001, 20,125 shares of the Common Stock were issued to employees and former employees, pursuant to the exercise of incentive stock options granted to them prior to such year under the Company's stock option plans. Such shares were issued pursuant to Rule 701 promulgated under the Securities Act of 1933, at a weighted average exercise price of $0.32.


                               Page 9 of 22 Pages

Item 6 Selected Financial Data


                                                                  Year Ended December 31,
                                            -----------------------------------------------------------------------
                                                            (In thousands, except per share data)

-------------------------------------------------------------------------------------------------------------------
                                                   1997         1998          1999           2000           2001
-------------------------------------------------------------------------------------------------------------------

Consolidated Statement of Operations Data (1):
Net sales                                         $176,157    $234,429      $244,139      $216,543       $89,536
Cost of sales                                      150,452     205,241       218,014       194,964        80,656
                                            -----------------------------------------------------------------------
Gross profit                                        25,705      29,188        26,125        21,759         8,880
Selling, general and
administrative expenses                             18,574      22,682        24,422        25,648        13,020
Amortization of goodwill                               914         979         1,795         1,385            25
Impairment of goodwill                                                                       7,000           230
Cost of restructuring                                                                                        362
Impairment of investment                                                                       590
Loss on Sale of European subsidiaries                                                        2,081
                                            -----------------------------------------------------------------------
Income (loss) from operations                        6,217       5,527           (92)      (15,125)       (4,757)
Other income, net                                      154         356           665           134           318
                                            -----------------------------------------------------------------------
Income before income taxes                           6,371       5,883           573       (14,991)       (4,439)
Income tax provision                                 2,407       2,441         1,302         2,483            83
                                            -----------------------------------------------------------------------
Net income (loss)                                 $  3,964    $  3,442      $   (729)     $(17,474)      $(4,522)
                                            =======================================================================

Net income (loss) per share
Basic                                                $0.84       $0.72        $(0.14)       $(3.51)       $(0.91)
                                            =======================================================================
Diluted                                              $0.75       $0.66        $(0.14)       $(3.51)       $(0.91)
                                            =======================================================================

Weighted average common
Shares outstanding
Basic                                                4,740       4,797        5,100         4,983          4,987
                                            =======================================================================
Diluted                                              5,280       5,249        5,100         4,983          4,987
                                            =======================================================================





                                                                       December 31,
----------------------------------------------------------------------------------------------------------------------
                                                   1997         1998          1999           2000           2001
----------------------------------------------------------------------------------------------------------------------
Balance Sheet Data(1):
Cash and cash equivalents                          $20,571      $ 21,167      $17,597         $ 2,091      $11,425
Working capital                                     16,077        17,686       14,806          17,326       13,367
Total assets                                        86,368       104,877       95,757          33,855       24,057
Notes payable - current                                958           674        2,628             -            -
Notes payable - long term                            2,220         1,761          -               -            -
Total stockholders' equity                         $32,213      $ 36,241      $34,849         $18,906      $14,058

(1)      Comparability of the Consolidated Statement of Operations and Balance
         Sheet Data is affected by acquisitions occurring throughout the periods presented as well as by the sale of our European Operations on January
         9, 2001. Reference is made to the Pro Forma data for our continuing operations, Part I, Item 7 Management Discussion and Analysis of
         Financial Condition and Results of Operations.



                               Page 10 of 22 Pages

Item 7 Management Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto.

Overview

         We reported a net loss of $4.5 million for the year 2001, a 74% or $13 million decrease compared to our reported net loss in 2000 of $17.5 million. Our reported Pro Forma loss in 2000 amounted to $12.4 million. The difference between the reported net loss of $17.5 million and the Pro Forma reported net loss of $12.4 million primarily relates to the sale of our European Operations. Pursuant to an Agreement, dated December 1, 2000, we sold our European subsidiaries to PC-Ware Information Technologies AG, a German corporation ("PC-Ware"), on January 9, 2001 for 14.5 million Euros, subject to post-closing adjustments, including finalization of the closing balance sheet, in accordance with the Stock Purchase Agreement between the Company and PC Ware, which remains to be resolved between the parties.

         In order to reflect and compare the results from continuing operations, the following information is based on the Pro Forma Statements of Operations for the Years ended December 31, 2001, 2000 and 1999. The following Pro Forma data is provided for the Company's continuing operations:


                                                                   Year Ended December 31,
                                            -----------------------------------------------------------------
                                                            (In thousands, except per share data)

-------------------------------------------------------------------------------------------------------------
                                                                1999              2000             2001
-------------------------------------------------------------------------------------------------------------
Consolidated Statement of Operations Data:
Net sales                                                       $83,047         $ 88,625           $89,536
Cost of sales                                                    71,760           77,576            80,656
                                                     --------------------------------------------------------
Gross profit                                                     11,288           11,049             8.880
Selling, general and administrative expenses                     10,357           12,101            13,020
Amortization of goodwill                                          1,215            1,302                25
Impairment of goodwill                                              600            7,000               230
Cost of restructuring                                                                                  362
Impairment of investment                                                             590
                                                     --------------------------------------------------------
Income (loss) from operations                                      (884)          (9,944)           (4,757)
Other income, net                                                   547              359               318
                                                     --------------------------------------------------------
Loss before income taxes                                           (337)          (9,585)           (4,439)
Income tax provision (benefit)                                     (308)           2,834                83
                                                     --------------------------------------------------------
Net loss                                                        $   (29)        $(12,419)          $(4,522)
                                                     ========================================================
Net loss per share
Basic and Diluted                                               $ (0.00)        $  (2.50)          $ (0.91)
                                                     ========================================================
Weighted average common
Shares outstanding
Basic and diluted                                                 5,100            4,983             4,987
                                                     ========================================================



                               Page 11 of 22 Pages

         We reported a net loss of $4.5 million for the year 2001, a 64% or $7.9 million decrease compared to our reported Pro Forma net loss in 2000 of $12.4 million. Our decrease in net loss primarily resulted from $8 million lower costs for Amortization and Impairment of Goodwill and a $2.7 million decrease in Provision for Income taxes. The benefit from these two items was primarily offset by a decrease in Gross Profit Margin of $2.2 million and increased SG&A expenses.

         The Company operates in one primary business segment: the marketing of technical software and hardware for microcomputers, servers and networks in the United States and Canada. We offer a wide variety of technical and general business application software, PC hardware and components from a broad range of publishers and manufacturers. We market our products through our well-known catalogs, direct mail programs, advertisements in trade magazines, as well as through Internet and e-mail promotions. Through our wholly owned subsidiary, Lifeboat Distribution Inc., we distribute products to dealers and resellers in the United States and Canada.

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


Results of Operations

         The following table sets forth for the years indicated certain financial information derived from the Company's Consolidated Pro Forma Statement of Operations expressed as a percentage of net sales:

                                                            Years ended December 31,
                                                    1999             2000             2001
                                                   ----------------------------------------
Net sales                                           100%              100%              100%
Cost of sales                                      86.4%             87.5%             90.1%
Gross profit                                       13.6%             12.5%              9.9%

Selling, general and administrative expenses       12.5%             13.7%             14.5%
Amortization of goodwill                            1.5%              1.5%              0.0%
Impairment of goodwill                              0.7%              7.9%              0.3%
Cost of restructuring                               0.0%              0.0%              0.4%
Impairment of investment                            0.0%              0.7%              0.0%
Loss from operations                               (1.1)%           (11.2)%            (5.3)%
Other income, net                                   0.7%              0.4%              0.3%
Loss before income taxes                           (0.4)%           (10.8)%            (5.0)%
Income tax provision (benefit)                     (0.4)%             3.2%             (0.1)%
Net loss                                           (0.0)%           (14.0)%            (5.1)%



                               Page 12 of 22 Pages

Year ended December 31, 2001 Compared to Year Ended December 31, 2000

Net Sales

         Net sales in 2001 slightly increased 1% or $0.9 million to $89.5 million compared to $88.6 million in 2000. The overall increase in revenues in 2001 is primarily attributable to increased licensing revenue for certain vendors, including Microsoft. In the first 9 months of 2001, our revenue increased by $5.6 million or 8% over the nine months ended September 30, 2000. Primarily due to a weak demand from our customer base and the negative impact of the change in the reseller agreement with Microsoft, as discussed in Part 1,
Item 1 of this report, sales in the fourth quarter of 2001 decreased $4.7 million or 21% compared to the same period in 2000.

         Our business plan contemplates that sales for 2002 will be lower than in recent years, primarily due to the impact of the change in the reseller agreement with Microsoft, as discussed in Part 1, Item 1 of this Report.

Gross Profit Margin

         Gross profit as a percentage of net sales decreased to 9.9% in 2001, compared to 12.5% in 2000. Gross profit in absolute dollars for the year ended December 31, 2001 was $8.9 million as compared to $11.0 million in 2000. The decrease in Gross Profit Margin reflects a shift in the mix of sales as a result of the substantial increase in lower margin direct sales and Microsoft Select licensing sales as well as continued pricing pressures.

         Our business plan contemplates that our Gross Profit Margin will increase as compared to recent years, primarily due to the impact of the change in the reseller agreement with Microsoft, as discussed in Part 1, Item 1 of this Report.

Restructuring Cost

         In December 2001, we announced and implemented a restructuring plan aimed at improving productivity per employee, including reductions in marketing, Internet Development and e-Commerce teams, warehouse and support staff. Our goal is to significantly reduce annual operating expenses by realigning resources around our core sales and marketing initiatives. This plan includes a restructuring charge of approximately $0.4 million incurred in 2001. As a result of this restructuring, we terminated approximately 30 employees, resulting in severance payments and termination benefits of approximately $0.3 Million in December 2001. Remaining costs of approximately $0.1 million related to abandoned equipment and leasehold improvements. All costs are incurred and charged to the appropriate accounts in December 2001. At December 31, 2001 the Company had a remaining accrual of $0.2 million related to severance payments that will be paid in 2002.

Selling, General and Administrative Expenses

         SG&A expenses for the year ended December 31, 2001 were $13.0 million as compared to $12.1 million for the same period in 2000, an increase of $0.9 million or 7%. This increase was primarily due to increased legal fees related to the sale of our European Operations as well as costs related to closing our credit facility with Hudson United in December 2001.


                               Page 13 of 22 Pages

         Each year SG&A has increased in absolute dollars. As a result of the restructuring plan described above we anticipate that SG&A in absolute dollars will decline in 2002, however there can be no assurance that this will actually occur. Loss on Investment

         In 1999, the Company acquired an interest in Healy Hudson GmbH ("Healy Hudson"), a privately held German Internet e-Commerce software company. This investment was accounted for under the cost method.

         During the fourth quarter of 2000, the Company evaluated the carrying value of Healy Hudson. Based upon the financial market conditions, which make it difficult to raise additional capital and financial performance including continuing losses, significant cash burn rate and declining cash balances, the Company determined a valuation allowance of $590,000 was necessary.

Goodwill

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

         Projections of sales, gross profit and undiscounted cash flows were prepared using catalog mailing plans and historical data. Based upon these valuations, the Company determined goodwill to be impaired in the amount of $7.0 million and the remaining goodwill related to SDC as of December 31, 2000 was $255,000. During the Fourth Quarter of 2001, due to the continued decline in sales, the remaining goodwill in the amount of $230,000 was evaluated and determined to be impaired and was adjusted accordingly, as a result of the Company's ongoing evaluation of the realization of such goodwill.

Income Taxes

         Prior to 1995, the Company had accumulated net operating loss carry forwards and other deductible temporary differences for income tax purposes of approximately $10.5 million, which could be used to offset taxable income through the year 2005. The Company's initial public offering triggered an ownership change, which imposes a limit on the use of these net operating loss carry forwards. See Note Five to the Consolidated Financial Statements. The Company had recorded a US deferred tax asset at December 31, 2001 of approximately $6.7 million reflecting, in part, a benefit of $3.3 million in federal and state tax loss carry forwards, which will expire in varying amounts between 2002 and 2021.

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

         For the year ended December 31, 2001, the Company recorded a provision for income taxes of $0.1 million that consisted of a benefit of $1.1 million for federal and state taxes respectively, offset by a deferred tax valuation allowance of $1.2 million.

                               Page 14 of 22 Pages

Year ended December 31, 2000 Compared to Year Ended December 31, 1999

Net Sales

         Net sales in 2000 increased 6.7% or $5.6 million to $88.6 million compared to $83.0 million in 1999. The overall increase in revenues in 2000 is primarily attributable to improved account management and increased licensing revenue.

Gross Profit

         Gross profit as a percentage of net sales decreased to 12.5% in 2000, compared to 13.6% in 1999. Gross profit in absolute dollars for the year ended December 31, 2000 was $11.0 million as compared to $11.3 million in 1999. The decline in gross profit is primarily the result of a shift in the mix of sales as a result of the substantial increase in lower margin direct sales and Microsoft Select licensing sales as well as the increased competitive environment.

Selling, General and Administrative Expenses

         SG&A expenses for the year ended December 31, 2000 were $12.1 million as compared to $10.4 million for the same period in 1999, an increase of $1.7 million or 16%. This increase was primarily the result from an increase in staff within the Internet Development and e-Commerce teams and an increase in the allowance for doubtful accounts.

Income Taxes

         For the year ended December 31, 2000, the Company recorded a provision for income taxes of $2.8 million that consisted of a benefit of $4.3 million for foreign and federal and state taxes respectively, offset by a deferred tax valuation allowance of $7.1 million. For the year ended December 31, 1999, the Company recorded a benefit for federal and state taxes of $0.3 million.

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company expects the adoption of FAS No. 142 to have no impact on the Company's operating results and financial position.

         In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supercedes SFAS No. 121, removes goodwill from its scope and identifies the methods to be used in determining fair value. The Company expects the adoption of SFAS No. 144 to have no impact on the Company's operating results and financial position.

                               Page 15 of 22 Pages

Liquidity and Capital Resources

         Our cash and cash equivalents increased to $11.4 million at December 31, 2001, from $2,091 at December 31, 2000. Net cash provided by investing activities amounted to $9.6 million, offset in part by $0.1 million in financing activities.

         Net cash of $9.6 million provided by investing activities consisted primarily of $12.2 million generated by the sale of our European Operations, partly offset by 2.5 million Euros (the equivalent of approximately $2.3 million at December 31, 2001) that is being held in escrow. The funds held in escrow are stated separately and are not included in our cash and cash equivalents position at December 31, 2001.

         Net cash provided by operating activities was $32,000 and primarily resulted from a $6.6 million decrease in trade receivables and other current assets and a $1.9 million decrease in inventories partly offset by our net loss in 2001 of $4.5 million and a decrease in accounts payable and accrued expenses of $5.0 million. Days sales outstanding remained flat at 51 days for 2001 compared to 2000. The decrease in accounts payable and accounts receivable is primarily due to the impact of the changes in the reseller agreement with Microsoft, as discussed in Part 1, Item 1 of this report. The decrease in inventory is primarily a result of the decision to have most suppliers or distributors "drop ship" products directly to the customers, which reduces physical handling by the Company.

         Cash used for financing activities of $0.1 million consisted primarily of the purchase of our own stock under the buyback program discussed below.

         In October 1999, the Company's Board of Directors authorized the purchase of up to 521,013 shares of its common stock, approximately 10% of its total outstanding shares in October of 1999, in both open market and private transactions, as conditions warrant. The repurchase program is expected to remain effective for 2002. We intend to hold the repurchased shares in treasury for general corporate purposes, including issuances under various stock option plans. As per December 31, 2001, we had repurchased approximately 265,000 shares.

         The Company's current and anticipated use of its cash and cash equivalents is, and will continue to be, to fund working capital and operational expenditures, and for the stock buyback program. Our business plan furthermore contemplates the use of cash to pay vendors promptly in order to obtain more favorable conditions.

         The Company believes that the funds held in cash and cash equivalents will be sufficient to fund the Company's working capital and cash requirements at least through December 31, 2002.

         In December 2001, the Company determined that there was no need for any additional lines of credit and as a result terminated its revolving credit facility of up to $5 million with Hudson United Bank as per December 31, 2001. As of December 31, 2001, there were no borrowings against this credit facility. We currently do not have any credit facility and, in the foreseeable future, we do not plan to enter into an agreement providing for a line of credit. In conjunction with this termination, the Company expensed all capitalized fees related to this facility and incurred closing costs. The total amount expensed in December 2001 for these charges, included in selling, general and administrative expenses, was $0.2 million.

                               Page 16 of 22 Pages

Critical Accounting Policies and Estimates

         The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company recognizes revenue from the sale of software and hardware for microcomputers, servers and networks upon shipment or upon electronic delivery of the product. The Company capitalizes the advertising costs associated with producing its catalogs. The costs of these catalogs are amortized over the estimated shelf life of the catalogs, generally 3-5 months. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, restructuring and contingencies and litigation.


         The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The Company believes the following critical accounting policies used in the preparation of its consolidated financial statements affect its more significant judgments and estimates. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-offs may be required. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.


Contractual Obligations
(Dollars in thousands)
                                                              Payment due by Period
                                          Total     Less than 1 year    1-3 years      4-5 years    After 5 years
-----------------------------------------------------------------------------------------------------------------------
Long-term debt
Capital Lease Obligations
Operating Leases                           2,648        458             891             866         433
Unconditional Purchase Obligations
Other Long term Obligations
-----------------------------------------------------------------------------------------------------------------------
Total Contractual Obligations              2,648        458             891             866         433
=======================================================================================================================

                               Page 17 of 22 Pages

         Operating leases primarily relates to the lease of the space used for our operations in Shrewsbury, NJ and Mississauga, Canada.

         The Company is not committed by Lines of Credit, Standby Letters of Credit, has no standby repurchase obligations or other commercial commitments. The Company is not engaged in any transactions with related or certain other parties.

Foreign Exchange

          As of December 31, 2001 an amount of 2.5 million Euros (the equivalent of approximately $2.3 million at December 31, 2001) is being held in escrow related the sale of our European Operations. The amount is subject to fluctuations in the Euro-to-U.S. dollar exchange rate and is at risk until converted to U.S. dollars after settlement of the claims.

Certain Factors Affecting Operating Results

         This report includes "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Statements in this report regarding future events or conditions, including statements regarding industry prospects and the Company's expected financial position, business and financing plans, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. We strongly urge current and prospective investors to carefully consider the cautionary statements and risks contained in this Report. Such risks include, but not are not limited to, the continued acceptance of the Company's distribution channel by vendors and customers, the timely availability and acceptance of new products, contribution of key vendor relationships and support programs, as well as factors that affect the software industry generally.

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

         The statement concerning future sales and future Gross Profit Margin are forward looking statements involving certain risks and uncertainties such as availability of products, product mix, market conditions and other factors, which could result in a fluctuation of sales below recent experience.

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

                               Page 18 of 22 Pages

Item 7A Quantitative and Qualitative Disclosures about Market Risk

         In addition to its activities in the United States, 9% of the Company's 2001 sales were generated in Canada. We are subject to general risks attendant to the conduct of business in Canada, including economic uncertainties and foreign government regulations. In addition, the Company's Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors.

         In 2001, the Company did not invest in marketable securities. Cash is invested in short-term savings accounts with our primary bank, The Bank of New York. As such, the risk of significant changes in the value of our cash invested is minimal.

         Information regarding quantitative and qualitative market risks related to Euro 2.5 million that is being held in escrow is set forth in Part I, Item 7 of Report under the heading "Foreign Exchange."

Item 8 Financial Statements and Supplementary Data

         See Index to Consolidated Financial Statements at Item 14(a).

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants on accounting and financial disclosure matters during the periods reported herein.

PART III

Item 10 Directors and Executive Officers of the Registrant

         This information required hereunder is incorporated be reference herein from our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held June 11, 2002, to be filed pursuant to Regulation 14A not later than April 30, 2002 (the "Definitive Proxy Statement").

Item 11 Executive Compensation

         The information required hereunder is incorporated by reference herein from the Definitive Proxy Statement.

Item 12 Security Ownership of Certain Beneficial Owners and Management

         The information required hereunder is incorporated by reference herein from the Definitive Proxy Statement.

Item 13 Certain Relationships and Related Transactions

         The information required hereunder is incorporated by reference herein from the Definitive Proxy Statement.

                              Page 19 of 22 Pages

PART IV

Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this Report:

     1. Consolidated Financial Statements (See Index to Consolidated Financial Statements on page F-1 of this report);

     2.     Financial Statement Schedule:

            Schedule II Valuation and Qualifying Accounts

     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

     3.     Exhibits required Securities and Exchange Commission Regulation S-K,
            Item 601:

Exhibit No.  Description of Exhibit

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


                               Page 20 of 22 Pages

     10.19  1995 Non-Employee Director Plan.*

     10.20  Form of Officer and Director Indemnification Agreement.*

     10.38 Employment Agreement dated July 14, 1998 between William Willett and the Company*

     10.42 Lease dated as of May 14, 1997 between Robert C. Baker, et al as Landlord and the Company **

     21.1   Subsidiaries of the Registrant.

     23.1   Consent of Ernst & Young LLP


* Incorporated by reference to exhibits of the same number filed with the Registrant's Registration Statement on Form S-1 or amendments thereto (File No. 33-92810).

** Incorporated by reference to Exhibit 10.42 pf the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999.

+ Incorporated by reference to Annex I to the Registrant's Definitive Special Meeting Proxy Statement filed on December 1, 2001.


(b) The Company did not file any reports on Form 8-K during the last quarter of the year ended December 31,2001.

(c) The exhibits required by Item 601 of Regulation S-K are reflected above in section (a) 3. of this Item.

(d)   The financial statement schedule is included as reflected in Section (a)
      2. of this Item.


                               Page 21 of 22 Pages

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Shrewsbury, New Jersey, on March 20, 2002.

                                            PROGRAMMER'S PARADISE, INC.


                                            By: /s/ William H. Willett
                                                --------------------------------
                                                William H. Willett, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


      Signature                                          Title                                    Date
      ---------                                          -----                                    ----

/s/ William H. Willett                      President, Chief Executive Officer and           March 20, 2002
-------------------------                   Chairman of the Board of Directors
William H. Willett


/s/ Simon F. Nynens                         Vice President, Chief Financial and              March 20, 2002
-------------------------                   Accounting Officer
Simon F. Nynens


/s/ Mark. T. Boyer
-------------------------                   Director                                         March 20, 2002
Mark. T. Boyer


/s/ F. Duffield Meyercord
-------------------------                   Director                                         March 20, 2002
F. Duffield Meyercord


/s/ Edwin H. Morgens                        Director                                         March 20, 2002
-------------------------
Edwin H. Morgens


/s/ James W. Sight                          Director                                         March 20, 2002
-------------------------
James W. Sight


/s/ Allan D. Weingarten                     Director                                         March 20, 2002
-------------------------
Allan D. Weingarten




                              Page 22 of 22 Pages

                                Items 8 and 14(a)

                  Programmer's Paradise, Inc. and Subsidiaries

             Index to Consolidated Financial Statements and Schedule




                                                                 Page
                                                                 ----

Report of Independent Auditors                                    F-2
Consolidated Balance Sheets                                       F-3
Consolidated Statements of Operations                             F-4
Consolidated Statements of Stockholders' Equity                   F-5
Consolidated Statements of Cash Flows                             F-6
Notes to Consolidated Financial Statements                        F-7
Schedule II - Valuation and Qualifying Accounts                   F-19

                         Report of Independent Auditors


The Board of Directors and Stockholders
Programmer's Paradise, Inc.


We have audited the accompanying consolidated balance sheets of Programmer's Paradise, Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Programmer's Paradise, Inc. and subsidiaries at December 31, 2000 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                          /s/ Ernst & Young LLP


MetroPark, New Jersey
March 1, 2002

                  Programmer's Paradise, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)



                                                                                      December 31
                                                                                  2000           2001
                                                                           ----------------------------------

Assets
Current assets:
 Cash and cash equivalents                                                      $ 2,091            $11,425
 Cash held in escrow                                                                                 2,335
 Accounts receivable, net of allowances of $530 and
   $791 in 2000 and 2001, respectively                                           13,048              8,449
 Inventory, net of allowances of $441 and $210 in 2000 and 2001,                  2,631                686
   respectively
 Prepaid expenses and other current assets                                        2,342                471
 Net assets of European subsidiaries held for sale                               12,163
                                                                           ----------------------------------
Total current assets                                                             32,275             23,366

Equipment and leasehold improvements, net                                           934                634
Goodwill, net of accumulated amortization of $18,669 in 2000.                       255
Other assets                                                                        391                 57
                                                                           ----------------------------------
                                                                                $33,855            $24,057
                                                                           ==================================
Liabilities and stockholders' equity Current liabilities:
 Accounts payable and accrued expenses                                          $14,939             $9,649
 Other current liabilities                                                           10                350
                                                                           ----------------------------------
Total current liabilities                                                        14,949              9,999

Stockholders' equity:
 Common Stock $.01 par value:  Authorized, 10,000,000 shares, issued
   5,287,813 and 5,307,938 in 2000 and 2001, respectively                            53                 53
 Additional paid-in capital                                                      35,476             35,483
 Treasury stock, at cost, 224,800 and 263,407 shares in 2000 and 2001,
   respectively                                                                  (1,325)            (1,473)
 Retained earnings/(deficit)                                                    (15,017)           (19,539)
 Accumulated other comprehensive loss                                              (281)              (466)
                                                                           ----------------------------------
Total stockholders' equity                                                       18,906             14,058
                                                                           ----------------------------------
                                                                                $33,855            $24,057
                                                                           ==================================

                             See accompanying notes.

                  Programmer's Paradise, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)


                                                                                    Year ended December 31
                                                                              1999              2000               2001
                                                                  ---------------------------------------------------------------

Net sales                                                                   $244,139          $216,543            $89,536
Cost of sales                                                                218,014           194,964             80,656
                                                                  ---------------------------------------------------------------
Gross profit                                                                  26,125            21,579              8,880

Selling, general and administrative expenses                                  24,422            25,648             13,020
Amortization of goodwill                                                       1,795             1,385                 25
Impairment of goodwill                                                                           7,000                230
Cost of Restructuring                                                             -                 -                 362
Impairment of investment                                                          -                590                 -
Loss on sale of European subsidiaries                                             -              2,081                 -
                                                                  ---------------------------------------------------------------
Loss from operations                                                             (92)          (15,125)            (4,757)

Other (expense) income:
Interest expense                                                                (408)             (353)               (71)
Interest income                                                                  548               301                389
Unrealized foreign exchange gain                                                 525               186                 -
                                                                  ---------------------------------------------------------------
Income (loss) before provision for income taxes                                  573           (14,991)            (4,439)

Provision for income taxes                                                     1,302             2,483                 83
                                                                  ---------------------------------------------------------------

Net loss                                                                    $   (729)         $(17,474)           $(4,522)
                                                                  ===============================================================


Basic and Diluted net loss per common share                                 $  (0.14)         $  (3.51)           $ (0.91)
                                                                  ===============================================================

Weighted average common shares outstanding                                     5,100             4,983              4,987
                                                                  ===============================================================

                             See accompanying notes

                  Programmer's Paradise, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                      (In thousands, except share amounts)


                                                                                                   Accumulated
                                                          Additional                  Retained        other
                                          Common Stock     Paid-In     Treasury        Earning    Comprehensive
                                        Shares    Amount   Capital      Stock         (Deficit)    Income (loss)    Total
                                     --------------------------------------------------------------------------------------------

Balance at January 1, 1999             4,951,070       $50      $33,952       $(219)     $3,186      $(728)         $36,241
  Net loss                                                                                 (729)                       (729)
   Other comprehensive loss:
   Translation adjustment                                                                           (1,449)          (1,449)
  Comprehensive loss                                                                                                 (2,178)
   Exercise of stock options,
    including $1,054 in income tax
    benefits                             284,568         3        1,676         223                                   1,902
   Issuance of common stock for
     severance and bonus                  44,800                    244                                                 244
   Purchase of 231,500 treasury
   stock shares                                                              (1,360)                                 (1,360)
                                     --------------------------------------------------------------------------------------------
Balance at December 31, 1999           5,280,438        53       35,872      (1,356)      2,457    (2,177)           34,849
  Net loss                                                                              (17,474)                    (17,474)
   Other comprehensive loss:
   Translation adjustment                                                                           (1,164)          (1,164)
  Comprehensive loss                                                                                                (18,638)
  Translation balance included in
  net assets held for sale                                                                           3,060            3,060
  Tax benefit from stock options                                   (365)                                               (365)
  Repayment of proceeds from
  stock option exercise                                             (35)                                                (35)

   Exercise of stock options               7,375                      4          31                                      35
                                     --------------------------------------------------------------------------------------------
Balance at December 31, 2000           5,287,813        53       35,476      (1,325)    (15,017)     (281)           18,906
  Net loss                                                                               (4,522)                     (4,522)
   Other comprehensive loss:                                                                         (185)
   Translation adjustment                                                                                              (185)
  Comprehensive loss                                                                                                 (4,707)
  Purchase of 38,607 treasury                                                  (148)
   stock shares                                                                                                        (148)

   Exercise of stock options              20,125                      7                                                   7
                                     --------------------------------------------------------------------------------------------
Balance at December 31, 2001           5,307,938       $53      $35,483     $(1,473)   $(19,539)    $(466)          $14,058
                                     ============================================================================================

                             See accompanying notes


                                     F - 5


                  Programmer's Paradise, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                Year ended December 31
                                                                      1999              2000               2001
                                                                -------------------------------------------------------

Cash flows from operating activities
Net loss                                                          $        (729)     $   (17,474)        $(4,522)
Adjustments to reconcile net loss to net cash provided by
 operating activities:
    Impairment of investment                                                                 590
    Deferred income taxes                                                     4            2,834
    Depreciation expense                                                  1,177              957             501
    Amortization expense                                                  1,929            1,609             303
    Loss on sale of European subsidiaries                                                  2,081
    Impairment of goodwill                                                                 7,000             230
    Changes in operating assets and liabilities, net
     of assets held for sale:
      Accounts receivable                                                 6,687           (3,027)          4,599
      Inventory                                                            (285)             791           1,945
      Prepaid expenses and other current assets                            (815)             406           1,871
      Accounts payable and accrued expenses                              (7,437)           6,822          (4,950)
      Net change in other operating assets and liabilities                  937             (354)             55
                                                                -------------------------------------------------------
Net cash provided by operating activities                                 1,468            2,235              32
Cash flows from investing activities
Purchase of equipment, leasehold improvements and other
                                                                           (996)            (581)           (201)
Change in net assets held for sale                                                       (14,407)         12,163
Increase in cash held in escrow                                                                           (2,335)
Purchases of businesses, net of cash acquired                            (2,274)
                                                                -------------------------------------------------------
Net cash provided by (used in) investing activities                      (3,270)         (14,988)          9,627
Cash flows from financing activities
Borrowings (repayments) under lines of credit                             2,628           (2,628)
Repayments under long term debt                                          (2,435)
Purchase of treasury stock                                               (1,137)                            (148)
Repayment of proceeds from stock option exercise                                             (35)
Net proceeds from issuance of common stock                                  625               35               7
                                                                -------------------------------------------------------
Net cash used in financing activities                                      (319)          (2,628)           (141)
                                                                -------------------------------------------------------
Effect of foreign exchange rate on cash                                  (1,449)            (125)           (184)
                                                                -------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                     (3,570)         (15,506)          9,334
Cash and cash equivalents at beginning of year                           21,167           17,597           2,091
                                                                -------------------------------------------------------
Cash and cash equivalents at end of year                          $      17,597      $     2,091        $ 11,425
                                                                =======================================================
                             See accompanying notes.


Note 1.  Description of Business

Programmer's Paradise, Inc. operates in one primary business segment: the marketing of technical software and hardware for microcomputers, servers and networks in the United States and Canada. We offer a wide variety of technical and general business application software and PC hardware and components from a broad range of publishers and manufacturers. We market our products through our well-known catalogs, direct mail programs, advertisements in trade magazines as well as through Internet and e-mail promotions. Through our wholly owned subsidiary, Lifeboat Distribution Inc., we distribute marketed products to dealers and resellers in the United States and Canada.

Prior to January 2001, the Company also had operations in Europe. Pursuant to an Agreement, dated December 1, 2000, the Company sold all of the shares of its European subsidiaries to PC-Ware Information Technologies AG, a German corporation ("PC-Ware"), on January 9, 2001.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation and Operations

The consolidated financial statements include the accounts of Programmer's Paradise, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, restructuring and contingencies and litigation.

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Net Loss Per Common Share

Basic loss per share is computed using average shares outstanding during the period. Diluted loss per share is equal to basic loss per share as we had generated net losses for the years ended December 31, 2001, 2000 and 1999, thereby making the potential effects of dilutive securities anti-dilutive. Securities that could potentially dilute basic earnings per share in the future include employee stock options (Note six).

Cash Equivalents

The Company considers all highly liquid short-term investments with original maturities of 90 days or less to be cash equivalents.

Foreign Currency Translation

Assets and liabilities of the foreign subsidiary in Canada have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year. Cumulative translation adjustments have been classified within other comprehensive income
(loss), which is a separate component of stockholders equity in accordance with FASB Statement No. 130, "Reporting Comprehensive Income".

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

Goodwill

Goodwill represents the excess of costs over fair values of net assets acquired and is being amortized on a straight-line basis substantially over the estimated live of 15 years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

During the fourth quarter ended December 31, 2000, the goodwill from the acquisition of Software Developers Corporation ("SDC") in June 1996 was determined the to be impaired and was adjusted accordingly as a result of the Company's ongoing evaluation of the realizability of such goodwill. The goodwill was the result of excess purchase price over assets from SDC.

In 2000, the catalog production and distribution processes were evaluated and it was determined that the value previously recognized was impaired. The customers buying patterns were beginning to change based upon increased competition from other direct market resellers and the accessibility to procure software products through competing websites.

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

During the Fourth Quarter of 2001 the remaining goodwill in the amount of $230,000 was evaluated and, due to a decline in sales, determined to be impaired and was adjusted accordingly, as a result of the Company's ongoing evaluation of the realization of such goodwill.

Investment in Healy Hudson

In 2000, the Company acquired an interest in Healy Hudson GmbH ("Healy Hudson"), a privately held Internet e-Commerce software company. This investment was accounted for under the cost method. During the fourth quarter of 2000, the Company evaluated the carrying value of Healy Hudson. Based upon the financial market conditions, which make it difficult to raise additional capital and financial performance including continuing losses, significant cash burn rate and declining cash balances, the Company determined a valuation allowance of $590,000 is necessary.

Treasury Shares

The Company intends to hold the shares in treasury for general corporate purposes, including issuances under various employee stock option plans. The Company accounts for the treasury shares using the cost method.

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

Revenue Recognition

The Company recognizes revenue from the sale of software and hardware for microcomputers, servers and networks upon shipment or upon electronic delivery of the product.

Advertising Costs

The Company capitalizes the advertising costs associated with producing its catalogs. The costs of these catalogs are amortized over the estimated shelf life of the catalogs, generally 3-5 months. The unamortized balance of non-reimbursed advertising costs at any period end is minimal. Advertising costs for 1999, 2000, and 2001 amounted to approximately $6,611, $4,391 and $4,024 respectively.

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

Impact of Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company expects the adoption of FAS No. 142 to have no impact on the Company's operating results and financial position.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supercedes SFAS No. 121, removes goodwill from its scope and identifies the methods to be used in determining fair value. The Company expects the adoption of SFAS No. 144 to have no impact on the Company's operating results and financial position.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Notes Payable to Banks

On February 9, 2001, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Hudson United Bank ("Hudson"). In December 2001 the Company determined that there was no need for any additional lines of credit and as a result, the Company has terminated its revolving credit facility of up to $5 million with Hudson United Bank as per December 31, 2001. As of December 31, 2001, there were no borrowings against this credit facility. In connection with this termination, as of December 31, 2001 the Company expensed all capitalized fees incurred to acquire the facility and accrued closing costs. The total amount expensed for these charges, included in Selling, General and administrative expenses, was $0.2 million.

Interest paid was approximately $316, $298 and $71 for the years ended December 31, 1999, 2000 and 2001, respectively.

4. Balance Sheet Detail

Equipment and leasehold improvements consists of the following as of December
31:

                                                           2000          2001
                                                       -------------------------

Equipment                                              $  2,594       $  1,717
Leasehold improvements                                      294            298
                                                       -------------------------
                                                          2,888          2,015
Less accumulated depreciation and amortization           (1,954)        (1,381)
                                                       -------------------------
                                                       $    934       $   634
                                                       =========================

Accounts payable and accrued expenses consists of the following as of December
31:


                                                           2000          2001
                                                       -------------------------

Trade accounts payable                                 $  6,497       $  3,600
Accrued inventory                                         6,649          5,114
Other accrued expenses                                    1,793            935
                                                       -------------------------
                                                       $ 14,939       $  9,649
                                                       =========================

5.  Income Taxes

The provision for income taxes is as follows:

                                       Year ended December 31
                                1999            2000            2001
                          --------------------------------------------------
Current:
   Federal                  $      (145)      $       -        $     44
   State                              5               -              39
   Foreign                        1,764               -              -
                          --------------------------------------------------
                                  1,624               -              83
Deferred:
   Federal                         (244)           2,195             -
   State                            (17)             639             -
   Foreign                          (61)            (351)            -
                          --------------------------------------------------
                                   (322)           2,483             -
                          --------------------------------------------------
                            $     1,302       $    2,483       $     83
                          ==================================================

The reasons for the difference between total tax expense and the amount computed by applying the U.S. statutory federal income tax rate to income before income taxes are as follows:

                                                       Year ended December 31
                                                  1999        2000        2001
                                                --------------------------------

Statutory rate applied to pretax income         $    195     (5,247)     (1,509)
Impairment of goodwill                                -         748          -
Amortization of goodwill                             341        113          -
State income taxes, net of benefit
 of federal income taxes                              (8)      (704)       (173)
Foreign income taxes over U.S.
 statutory rate                                      763        495          56
Net increase(decrease) in valuation allowance                 7,078        (379)
Loss on sale of foreign subsidiaries                  -          -        1,997
Other items                                           11         -            8
Settlement of prior year's tax                        -          -           83
                                                --------------------------------
Income tax expense                              $  1,302      2,483          83
                                                ================================

Significant components of the Company's deferred tax assets are as follows as of:
                                                 December 31
                                            2000            2001
                                       --------------------------------
Fixed assets                               $    1,314     $      200
Accruals and reserves                           4,607          3,196
Net operating loss carryforwards                2,436          3,287
Credit carry forwards                              16             16
                                       --------------------------------
Deferred tax assets                        $    8,373     $    6,699
                                       --------------------------------
Valuation allowance                            (7,078)        (6,699)
                                       --------------------------------
Deferred tax assets                        $    1,295     $        0
                                       ================================

As of December 31, 2001, the Company had approximately $8,885 in federal net operating loss carryovers, which expire in varying amounts between 2002 and 2021 ($862 in 2002, $1,576 in 2003 and $6,447 in 2004 and beyond). As a result of the current uncertainty of realizing the benefits of the tax loss carry forward, valuation allowances equal to the tax benefits for the U.S. deferred taxes have been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period. The valuation allowance will be evaluated at the end of each reporting period, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required. The Company's ability to utilize certain net operating loss carry forwards is restricted to approximately $1.5 million per year cumulatively, as a result of an ownership change pursuant to Section 382 of the Internal Revenue Code.

For financial reporting purposes, income (loss) before income taxes includes the following components:

                                      Year ended December 31
                               1999          2000           2001
                          --------------------------------------------

United States                 $ (721)     $(12,574)       $(4,311)
Foreign                        1,294        (2,417)          (128)
                          --------------------------------------------
                              $  573      $(14,991)       $(4,439)
                          ============================================

During the years ended December 31, 1999, 2000 and 2001, the Company paid approximately $1,471, $783 and $125, respectively, in income taxes.

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

On April 21, 1995, the Board of Directors adopted the Company's 1995 Non-Employee Director Plan ("1995 Director Plan"). The 1995 Director Plan, as amended on May 7, 1998, provides for the grant of options to purchase up to 187,500 shares of the Company's common stock to persons who are members of the Company's Board of Directors and not employees or officers of the Company. The 1995 Director Plan requires that options granted there under will expire ten years from the date of grant. Each option granted under the 1995 Director Plan becomes exercisable over a five year period, and vests in an installment of 20% of the total option grant upon the expiration of one year from the date of the option grant, and thereafter vests in equal quarterly installments of 5%.

FASB 123 requires pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999, 2000 and 2001, respectively: risk free interest rates of 6.64%, 4.63% and 4.47%, dividend yields of 0% in all three periods, volatility factors of the expected market price of the Company's common stock of .87, .73 and .61, and a weighted-average expected life of the option of 5.5 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                        Year ended December 31
                                                     ---------------------------
                                                       1999     2000      2001
                                                     --------------------------

Net loss as reported                                $  (729)  $(17,474) $(4,522)
Net loss pro forma                                  $(1,731)  $(17,718) $(4,737)
Basic and diluted net loss per share, as reported   $  (.14)  $  (3.51) $ (0.91)
Basic and diluted net loss per share, pro forma     $  (.34)  $  (3.56) $ (0.95)

The weighted average fair value of options granted during 1999, 2000 and 2001 is $6.54, $6.23 and $2.24 respectively.

Changes during 1999, 2000 and 2001 in options outstanding for the combined plans were as follows:

                                                                        Weighted
                                                 Number       Average
                                                   of         Exercise
                                                Options        Price
                                             -----------------------------

Outstanding at January 1, 1999                  1,156,879      $5.25
   Granted in 1999                                 55,000       6.23
   Canceled in 1999                               (99,222)      6.33
   Exercised in 1999                             (326,418)      2.57
                                             ---------------
Outstanding at December 31, 1999                  786,239       6.28
   Granted in 2000                                162,000       5.45
   Canceled in 2000                              (181,663)      5.53
   Exercised in 2000                              (14,475)      2.10
                                             ---------------
Outstanding at December 31, 2000                  752,101       6.30
   Granted in 2001                                 18,750       3.85
   Canceled in 2001                              (168,350)      8.34
   Exercised in 2001                              (20,125)      0.32
                                             ---------------
Outstanding at December 31, 2001                  582,376       5.84
                                             ===============
Exercisable at December 31, 2001                  457,741       5.97
                                             ===============

The options exercisable at December 31, 2000 and 1999 were 564,635 and 543,472 respectively.


Stock options outstanding at December 31, 2001 are summarized as follows:


                            Outstanding       Weighted                    Options Exercisable
                              Options          Average       Weighted            as of          Weighted Average
    Range of Exercise          as of          Remaining      Average            December            Exercise
         Prices               December       Contractual  Exercise Price        31, 2001              Price
                                  31, 2001 Life
--------------------------------------------------------------------------------------------------------------------

       $0.00  -  2.58          13,125           1.7          $0.67              13,125              $0.67
        2.59  -  3.88          43,750           9.0           3.65               5,000               3.50
        3.89  -  5.18          46,500           3.3           4.00              46,500               4.00
        5.19  -  6.47         424,201           6.4           6.19             348,326               6.26
        6.48  -  7.76          38,800           5.1           7.18              34,790               7.21
        7.77  -  9.06          10,000           6.4           8.50               7,000               8.48
        9.07  -  10.35          5,000           8.1           9.75               2,000               9.75
       10.36  - 11.64           1,000           3.0          10.50               1,000              10.50
                         --------------                                    --------------
                              582,376                                          457,741
                         ==============                                    ==============


Under the various plans, options that are cancelled can be reissued. At December 31, 2001 703,466 shares were reserved for future issuance.

7.  Defined Contribution Plan

The Company maintains a defined contribution plan covering substantially all domestic employees. Participating employees may make contributions to the plan, through payroll deductions. Matching contributions are made by the Company equal to 50% of the employee's contribution to the extent such employee contribution did not exceed 6% of their compensation. During the years ended December 31, 1999, 2000 and 2001, the Company expensed approximately $95, $93 and $97 respectively, related to this plan.


8.  Commitments

Operating leases relates to the lease of the space used for our operations in Shrewsbury, NJ and Mississauga, Canada and certain equipment under long-term operating leases that include certain renewal options. The commitments for operating leases include the minimum rent payments and a proportionate share of operating expenses and property taxes. The future minimum rental payments for the US and Canada for the remaining terms of the leases are as follows:

          2001                            $  458
          2002                               458
          2003                               433
          2004                               433
          2005                               433
          2006 and thereafter                433
                                      --------------
                                          $ 2,648
                                      ==============

The Company is not committed by lines of credit, standby letters of credit, has no standby repurchase obligations or other commercial commitments. The Company is not engaged in any transactions with related or certain other parties.

Rent expense for the years ended December 31, 1999, 2000 and 2001 was approximately $1,050, $1,135 and $455 respectively.

The Company has royalty agreements, which require payments based on sale of certain products. Royalty expense for the years ended December 31, 1999, 2000 and 2001 was approximately $131, $19 and $3, respectively.

9. Industry segment and Geographic information

Programmer's Paradise, Inc. operates in one primary business segment: the marketing of technical software and hardware for microcomputers, servers and networks in the United States and Canada. Prior to January 2001, the Company also operated in Europe.

Geographic revenue and identifiable assets related to operations as of and for the years ended December 31 were as follows

                                               ---------------------------------
                                                  1999       2000        2001
                                               ---------------------------------
Net sales to Unaffiliated Customers:
              United States                    $ 75,298    $ 81,700    $ 81,339
              Canada                              5,432       6,925       8,197
              Europe                            163,409     127,918          -
                                               ---------------------------------
              Total                            $244,139   $ 216,543    $ 89,536
                                               =================================

Identifiable Assets by Geographic Areas:
              United States                    $ 27,372    $ 19,918    $ 20,938
              Canada                              1,503       1,774       3,119
              Europe                             66,882      12,163           -
                                               ---------------------------------
              Total                            $ 95,757     $33,855    $ 24,057
                                               =================================

"Europe" is comprised of Austria, France, Germany, Italy, the Netherlands and the United Kingdom.

10. Quarterly Results of Operations (Unaudited)

The following table presents summarized quarterly results for 2001:

                         -------------------------------------------------
                            First       Second       Third      Fourth
                         -------------------------------------------------

Revenues                     $24,164      $24,127     $24,177     $17,068
Gross profit                   2,537        2,452       2,318       1,573
Net loss                        (156)        (562)       (428)     (3,376)

Basic and dilutive
net loss per share           $ (0.03)     $ (0.11)    $ (0.09)     $(0.68)

 The net loss for the fourth quarter of 2001 was primarily the result of the lower sales volume, which was primarily due to the changes in the reseller agreement with Microsoft, restructuring costs ($362), impairment of goodwill from the Software Developers Corporation acquisition from June 1996 ($230), costs related to the cancellation of the credit facility with Hudson United ($170), legal fees incurred due to the sale of our European operations ($250) and an increase in the allowance for doubtful accounts ($346).

The following table presents summarized quarterly results for 2000:

                         -------------------------------------------------
                            First       Second       Third      Fourth
                         -------------------------------------------------

Revenues                     $52,686      $51,949     $42,304     $ 69,604
Gross profit                   5,335        5,057       4,668        6,519
Net income/(loss)               (699)      (1,044)       (452)     (15,279)

Basic and dilutive
net loss per share           $ (0.14)     $ (0.21)    $ (0.09)    $  (3.07)


The net loss for the fourth quarter of 2000 was primarily the result of the impairment of goodwill from the Software Developers Corporation acquisition from June 1996 ($7,000), the loss on the sale of the European subsidiaries ($2,081), and an increase in the valuation allowance for the deferred tax assets as set forth in the Statement of Financial Accounting Standards No. 109 ($2,834).

11. Restructuring Cost

In December 2001, we announced and implemented a restructuring plan aimed at improving productivity per employee, including reductions in marketing, internet development and e-commerce teams, warehouse and support staff. Our goal is to significantly reduce annual operating expenses by realigning resources around our core sales and marketing initiatives. This plan includes a restructuring charge of $0.4 million incurred in the fourth quarter of 2001. As a result of this restructuring, we terminated approximately 30 employees, resulting in severance payments and termination benefits of approximately $0.3 Million in December 2001. Remaining costs of approximately $0.1 million related to abandoned equipment and leasehold improvements. All costs are incurred and charged to the appropriate accounts in December 2001. At December 31, 2001 the Company had a remaining accrual of $0.2 million related to severance payments that will be paid in 2002.

12. Litigation

Pursuant to an Agreement, dated December 1, 2000 ("Stock Sale Agreement"), between the Company and PC-Ware Information Technologies AG, a German corporation ("PC-Ware"), on January 9, 2001 the Company sold all of the shares of its European subsidiaries for 14,500,000 Euros, subject to post-closing adjustments, including finalization of the closing balance sheet, in accordance with the Stock Sale Agreement between the Company and PC Ware, which remains to be resolved between the parties. As security for any claim of PC-Ware arising from alleged breaches of representations by the Company under the Stock Sale Agreement, 3,275,000 Euros are being held in a 240-day escrow. Such claims are subject to a 300,000 Euro de minimus amount and a 7,500,000 Euro maximum amount. In September 2001, PC-Ware made claims aggregating 2,190,127.16 Euros (plus interest) (the equivalent of approximately $1,997,000) against the escrow. On October 19, 2001, 735,789 Euros (the equivalent of approximately $654,373) were distributed from the escrow account to the Company.

The Company believes that PC-Ware's remaining claims are without merit and intends to vigorously dispute each in the arbitration proceedings, which will resolve the disputed claims.

                  Programmer's Paradise, Inc. and Subsidiaries
                 Schedule II--Valuation and Qualifying Accounts
                                 (In Thousands)

                                                       Charged to   Amounts
                                           Beginning   Cost and    transferred                  Ending
                Description                 Balance     Expense   to net assets    Deductions   Balance
                                                                  held for sale
                                           ---------------------------------------------------------------

Year ended December 31, 1999:
   Allowances for accounts receivable       $1,180        919                         669         $1,430
   Reserve for Obsolescence                 $  478        205                         296         $  387
Year ended December 31, 2000:
   Allowances for accounts receivable       $1,430        918       (1,442)           376         $  530
   Reserve for Obsolescence                 $  387        376         (257)            65         $  441
Year ended December 31, 2001:
   Allowances for accounts receivable       $  530      1,328                       1,067         $  791
   Reserve for Obsolescence                 $  441        345                         576         $  210
