Form 10-Q
period 2002-03-31
PROGRAMMERS PARADISE INC
filed 2002-04-30
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from  __________ to __________

                          Commission File No. 000-26408
                                              ---------

                          Programmer's Paradise, Inc.
                          ---------------------------
                        (Name of issuer in its charter)

         Delaware                                       13-3136104
----------------------------                -----------------------------------
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

         There were 4,837,590 outstanding shares of Common Stock, par value $.01 per share, as of April 22, 2002, not including 392,660 shares classified as Treasury Stock.

                                     PART I - FINANCIAL INFORMATION
                              PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (In thousands)

                                                 ASSETS
                                                                          March 31,        December 31,
                                                                            2002               2001
                                                                            ----               ----
                                                                         (Unaudited)         (Audited)
  Current assets
    Cash and cash equivalents                                        $      10,928       $     11,425
    Cash held in escrow                                                      2,291              2,335
    Accounts receivable, net                                                 8,586              8,449
    Inventory - finished goods                                               1,234                686
    Prepaid expenses and other current assets                                  407                471
                                                                     -------------       ------------
  Total current assets                                                      23,446             23,366


  Equipment and leasehold improvements, net                                    548                634
  Other assets                                                                  51                 57
                                                                     -------------       ------------
  Total assets                                                       $      24,045       $     24,057
                                                                     =============       ============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities
    Accounts payable and accrued expenses                            $       9,742       $      9,649
    Other current liabilities                                                  350                350
                                                                     -------------       ------------
  Total current liabilities                                                 10,092              9,999

  Commitments and contingencies

  Stockholders' equity
    Common stock                                                                53                 53
    Additional paid-in capital                                              35,483             35,483
    Treasury stock                                                          (1,633)            (1,473)
    Retained earnings                                                      (19,441)           (19,539)
    Accumulated other comprehensive loss                                      (509)              (466)
                                                                     -------------       ------------
  Total stockholders' equity                                                13,953             14,058
                                                                     -------------       ------------
  Total liabilities and stockholders' equity                         $      24,045       $     24,057
                                                                     =============       ============



The accompanying notes are an integral part of these consolidated financial statements.


                                                 Page 2


                            PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
                                             (Unaudited)
                                (In thousands, except per share data)

                                                                              Three months ended
                                                                                   March 31,
                                                                                   ---------
                                                                            2002            2001
                                                                            ----            ----

         Net sales                                                     $    17,445     $    24,164

         Cost of sales                                                      15,173          21,627
                                                                       -----------     -----------

         Gross profit                                                        2,272           2,537

         Selling, general and administrative expenses                        2,168           2,898
                                                                       -----------     -----------

         Income (loss) from operations                                         104            (361)

         Interest income, net                                                   52              98

         Unrealized foreign exchange gain/(loss)                               (10)             16
                                                                       -----------     -----------

         Income (loss) before income tax provision                             146            (247)

         Provision (benefit) for income taxes                                   48             (91)
                                                                       -----------     -----------

         Net income (loss)                                             $        98     $      (156)
                                                                       ===========     ===========

         Net income (loss) per common share-Basic                      $      0.02     $     (0.03)
                                                                       -----------     -----------

         Net income (loss) per common share-Diluted                    $      0.02     $     (0.03)
                                                                       -----------     -----------

         Weighted average common shares outstanding-Basic                    4,919           4,986
                                                                       -----------     -----------
         Weighted average common shares outstanding-Diluted                  4,928           4,986
                                                                       -----------     -----------

         Reconciliation to comprehensive income (loss):
         ----------------------------------------------
         Net Income (loss)                                             $        98     $      (156)
                                                                       -----------     ------------
         Other comprehensive loss, net of tax:
               Foreign currency translation adjustments                $       (43)    $      (252)
                                                                       ------------    ------------
         Total comprehensive income (loss)                             $        55     $      (408)
                                                                       ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.


                                               Page 3

                                    PROGRAMMER'S PARADISE, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                           (In thousands)
                                                                              Three Months Ended
                                                                                  March 31,
                                                                                  ---------
                                                                             2002           2001
                                                                             ----           ----

Cash flows from operating activities
Net income (loss)                                                        $     98       $    (156)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Deferred income taxes                                                         -            (138)
  Depreciation and amortization                                               104             193
  Changes in operating assets and liabilities:
    Accounts receivable                                                      (137)            794
    Inventory                                                                (548)            457
    Prepaid expenses and other current assets                                  65           1,368
    Accounts payable and accrued expenses                                      94          (2,584)
    Net change in other assets and liabilities                                 (2)           (147)
                                                                         --------       ---------
Net cash used for operating activities                                       (326)         (1,801)
                                                                         --------       ---------

Cash flows from investing activities:
  Change in net assets held for sale                                            -          12,163
   Increase (decrease) in cash held in escrow                                  43          (2,878)
  Capital expenditures                                                        (10)            (58)
                                                                         --------       ---------
Net cash provided by investing activities                                      33           9,227
                                                                         --------       ---------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                                    -               2
  Purchase of treasury stock                                                 (161)              -
  Borrowings (repayments) under lines of credit                                 -           1,065
                                                                         --------       ---------
Net cash provided by (used for) financing activities                         (161)          1,067
                                                                         --------       ---------

Effect of foreign exchange rate on cash                                       (43)           (251)
                                                                         --------       ---------

Net increase (decrease) in cash and cash equivalents                         (497)          8,242

Cash and cash equivalents at beginning of period                           11,425           2,091
                                                                         --------       ---------
Cash and cash equivalents at end of period                               $ 10,928       $  10,333
                                                                         ========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements.




                           PROGRAMMER'S PARADISE, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 March 31, 2002

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

         The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, restructuring and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the opinion of Management all adjustments that are of a normal recurring nature, considered necessary for fair presentation, have been included. Actual results may differ from these estimates under different assumptions or conditions. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

2. Assets and liabilities of the Company's Canadian Subsidiary have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year. Cumulative translation adjustments have been classified within other comprehensive income (loss), which is a separate component of stockholders equity in accordance with FASB Statement No. 130. "Reporting Comprehensive Income".

3. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no

         Notes to Condensed Consolidated Financial Statements (continued)

         longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company expects the adoption of FAS No. 142 to have no impact on the Company's operating results and financial position.

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

4. Pursuant to an Agreement, dated December 1, 2000 ("Stock Sale Agreement"), between the Company and PC-Ware Information Technologies AG, a German corporation ("PC-Ware"), on January 9, 2001 the Company sold all of the shares of its European subsidiaries for 14,500,000 Euros, subject to post-closing adjustments, including finalization of the closing balance sheet, in accordance with the Stock Sale Agreement between the Company and PC Ware, which remains to be resolved between the parties. As security for any claim of PC-Ware arising from alleged breaches of representations by the Company under the Stock Sale Agreement, 3,275,000 Euros are being held in a 240-day escrow. Such claims are subject to a 300,000 Euro de minimus amount and a 7,500,000 Euro maximum amount. In September 2001, PC-Ware made claims aggregating 2,190,127.16 Euros (plus interest) (the equivalent of approximately $1,997,000) against the escrow.

         On October 19, 2001, 735,789 Euros (the equivalent of approximately $654,373) were distributed from the escrow account to the Company. The Company believes that PC-Ware's remaining claims are without merit and intends to vigorously dispute each in the arbitration proceedings, which will resolve the disputed claims.

5. Basic EPS is computed by dividing net earnings (loss) by the weighted average number of shares outstanding during the period. Diluted EPS is computed considering the potentially dilutive effect of outstanding stock options. A reconciliation of the numerator and denominators of the basic and diluted per share computations follows (in thousands, except per share data):



                                                                                         Three months ended
                                                                                             March 31,
                                                                                             ---------
                                                                                         2002         2001
                                                                                         ----         ----
     Numerator:
       Net Income (loss)                                                              $     98    $   (156)

     Denominator:
       Weighted average shares (Basic)                                                   4,919       4,986
       Dilutive effect of outstanding options                                                9           0
                                                                                      --------    --------

        Weighted average shares including assumed conversions (Diluted)                  4,928       4,986

     Basic net income (loss) per share                                                $   0.02    $  (0.03)

     Diluted net income (loss) per share                                              $   0.02    $  (0.03)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Programmer's Paradise, Inc. operates in one primary business segment: the marketing of technical software and hardware for microcomputers, servers and networks in the United States and Canada. We offer a wide variety of technical and general business application software and PC hardware and components from a broad range of publishers and manufacturers. We market our products through our well-known catalogs, direct mail programs and advertisements in trade magazines as well as through Internet and e-mail promotions. Through our wholly owned subsidiary, Lifeboat Distribution Inc., we distribute marketed products to dealers and resellers in the United States and Canada.

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

                                                        Three months ended
                                                             March 31,
                                                             ---------
                                                        2002          2001
                                                        ----          ----

    Net sales                                          100.0%        100.0%
    Cost of sales                                       87.0          89.5
                                                     -------        ------
    Gross profit                                        13.0          10.5
    Selling, general and administrative expenses        12.4          12.0
                                                     -------        ------
    Income (loss) from operations                        0.6          (1.5)
    Interest income, net                                 0.3           0.4
    Unrealized foreign exchange gain (loss)             (0.1)          0.1
                                                     -------        ------
    Income (loss) before income taxes                    0.8          (1.0)
    Income taxes                                         0.2           0.4
                                                     -------        ------
    Net income (loss)                                    0.6%         (0.6)%
                                                     -------        ------

Net Sales

Net sales in the first quarter of 2002 decreased 28% or $6.7 million to $17.5 million compared to $24.2 million for the same period in 2001. The quarter over quarter revenue decline reflects the continued difficult business environment and the decision to cease selling Microsoft Select and Enterprise license agreements. As stipulated in our annual report on Form 10-K, our business plan contemplates that sales for 2002 will be lower than in recent years, primarily due to the impact of the change in the reseller agreement with Microsoft.

Gross Profit

Gross profit as a percentage of net sales increased to 13.0% for the quarter ended March 31, 2002, compared to 10.5% for the same period in 2001. Gross profit in absolute dollars for the three-month period ended March 31, 2002 was $2.3 million as compared to $2.5 million in 2000. The increase in Gross Profit Margin reflects a shift in the mix of sales as a result of the substantial increase in higher margin sales compared to large revenue and low margin sales such as Microsoft Select and Enterprise licensing. As stipulated in our annual report on Form 10-K, our business plan contemplates that our Gross Profit Margin will increase as compared to recent years, primarily due to the impact of the change in the reseller agreement with Microsoft.

Selling, General and Administrative Expenses

SG&A expenses for the quarter ended March 31, 2002 were $2.2 million as compared to $2.9 million for the same period in 2001, a decrease of $0.7 million or 25%. This decrease was primarily due to lower personnel-related expenses, cost containment initiatives and improved cost control policies and procedures.

Each year SG&A has increased in absolute dollars. As a result of the restructuring plan described in our annual report on form 10-K, we anticipate that SG&A in absolute dollars will decline in 2002; however there can be no assurance that this will actually occur.

Unrealized Foreign Exchange Gain (Loss)

The unrealized foreign exchange loss for the quarter ended March 31, 2002 was $10,000 compared to a gain of $16,000 for the same period in 2001. The unrealized loss in the first three months of 2002 is primarily due to the trade activity with our Canadian subsidiary as well as the impact the lower Euro had on the 2.5 million Euros (the equivalent of approximately $2.3 million at March 31, 2002) that is being held in escrow related the sale of our European Operations. The amount is subject to fluctuations in the Euro-to-U.S. dollar exchange rate and is at risk until converted to U.S. dollars after settlement of the claims. For more information regarding the sale of our European Operations and the resulting litigation reference is made to Part II, Item I of this report under the heading "Legal Proceedings". Although the Company does maintain bank accounts in local currencies to reduce currency exchange fluctuations, the Company is, nevertheless, subject to risks associated with such fluctuations.

Income Taxes

For the quarter ended March 31, 2002, the Company recorded a provision for income taxes of approximately $ 48,000, which consists of a provision for Canadian taxes.

The loss carry forwards offset the provision for income taxes for our US operations. As per March 31, 2002, the Company had recorded a US deferred tax asset of approximately $6.7 million reflecting, in part, a benefit of $3.2 million in federal and state tax loss carry forwards, which will expire in varying amounts between 2002 and 2021. As of March 31, 2002, there is a 100% valuation allowance on the deferred tax assets.

Liquidity and Capital Resources

Our cash and cash equivalents decreased by $0.5 million to $10.9 million at March 31, 2002, from $11.4 million at December 31, 2001. Net cash used for operating activities amounted to $0.3 million; net cash used in financing activities amounted to $0.2 million.

Net cash used for operating activities was $326,000 and primarily resulted from a $0.5 million increase in inventory and a $137,000 increase in trade receivables partly offset by our net income in the first quarter of 2002 of $98,000, a $159,000 decrease in accounts payable and accrued expenses and prepaid expenses and other current assets. The increase in inventory is primarily due to higher inventory levels related to the release of Microsoft's new .NET products.

Cash used for financing activities of $161,000 consisted primarily of the purchase of our own stock under the buyback program discussed below.

In October 1999, the Company's Board of Directors authorized the purchase of up to 521,013 shares of its common stock, approximately 10% of its total outstanding shares in October of 1999, in both open market and private transactions, as conditions warrant. The repurchase program is expected to remain effective for 2002. We intend to hold the repurchased shares in treasury for general corporate purposes, including issuances under various stock option plans. As per March 31, 2001, we had repurchased approximately 323,000 shares.

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

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company recognizes revenue from the sale of software and hardware for microcomputers, servers and networks upon shipment or upon electronic delivery of the product. The Company capitalizes the advertising costs associated with producing its catalogs. The costs of these catalogs are amortized over the estimated shelf life of the catalogs, generally 3 months. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, restructuring and contingencies and litigation.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In addition to its activities in the United States, the Company also conducts business in Canada. We are subject to general risks attendant to the conduct of business in Canada, including economic uncertainties and foreign government regulations. In addition, the Company's Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors.

In the quarter ended March 31, 2002, the Company did not invest in marketable securities. Cash is invested in short-term savings accounts with our primary bank, The Bank of New York. As such, the risk of significant changes in the value of our cash invested is minimal.

Information regarding  quantitative and qualitative market risks related to Euro
2.5 million that is being held in escrow is set forth in Part II, Item I of this Report under the heading "Legal Proceedings".

PART II - OTHER INFORMATION


Item 1. Legal Proceedings

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


Item 6. Exhibits and Reports on Form 8-K

        (a)   Reports on Form 8-K

              The Company filed a current report on Form 8-K on April 19, 2002 relating to a Change in Registrant's Certifying Accountant.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       PROGRAMMER'S PARADISE, INC.



    April 30, 2002                     By:   /s/   Simon F. Nynens
--------------------------                   ----------------------
      Date                                   Simon F. Nynens, Chief Financial
                                             Officer and Vice President