Form 10-Q
period 2002-06-30
PROGRAMMERS PARADISE INC
filed 2002-08-08
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

         There were 4,256,400 outstanding shares of Common Stock, par value $.01 per share, as of August 1, 2002, not including 973,850 shares classified as Treasury Stock.

                         PART I - FINANCIAL INFORMATION

                  PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS



                                                                          June 30,       December 31,
                                                                            2002             2001
                                                                        ----------       -------------
                                                                        (Unaudited)        (Audited)

  Current assets
    Cash and cash equivalents                                        $       3,686       $        11,425
    Marketable Securities                                                    5,283                     -
    Cash held in escrow                                                      2,614                 2,335
    Accounts receivable, net                                                 8,839                 8,449
    Inventory - finished goods                                                 805                   686
    Refundable Income taxes                                                    337                     -
    Prepaid expenses and other current assets                                  444                   471
                                                                     -------------       ---------------
  Total current assets                                                      22,008                23,366


  Equipment and leasehold improvements, net                                    524                   634
  Other assets                                                                  46                    57
                                                                     -------------       ---------------
  Total assets                                                       $      22,578       $        24,057
                                                                     =============       ===============



                      LIABILITIES AND STOCKHOLDERS' EQUITY


  Current liabilities
    Accounts payable and accrued expenses                            $       7,819       $         9,649
    Other current liabilities                                                  350                   350
                                                                     -------------       ---------------
  Total current liabilities                                                  8,169                 9,999

  Commitments and contingencies

  Stockholders' equity
    Common stock                                                                53                    53
    Additional paid-in capital                                              35,483                35,483
    Treasury stock                                                          (2,145)               (1,473)
    Retained earnings                                                      (19,010)              (19,539)
    Accumulated other comprehensive loss                                        28                  (466)
                                                                     --------------      ----------------
  Total stockholders' equity                                                14,409                14,058
                                                                     --------------      ----------------
  Total liabilities and stockholders' equity                         $      22,578       $        24,057
                                                                     ==============      ================


The accompanying notes are an integral part of these consolidated financial statements.


                  PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                      (In thousands, except per share data)



                                                                      Six months ended                  Three months ended
                                                                          June 30,                           June 30,
                                                               ----------------------------       ------------------------------
                                                                    2002             2001              2002             2001
                                                                    ----             ----              ----             ----

Net sales                                                      $   34,473         $  48,291       $   16,926        $   24,127

Cost of sales                                                      29,953            43,302           14,678            21,675
                                                               ----------         ---------       ----------        ----------

Gross profit                                                        4,520             4,989            2,248             2,452

Selling, general and administrative expenses                        4,366             5,845            2,197             2,947
                                                               ----------         ---------       ----------        ----------

Income (loss) from operations                                         154              (856)              51              (495)

Interest income, net                                                  130               194               78                96

Unrealized foreign exchange gain (loss)                                (7)                9                2                (7)
                                                               -----------        ---------       ----------        -----------

Income (loss) before taxes                                            277              (653)             131              (406)

Provision (benefit) for taxes                                        (252)               65             (300)              156
                                                               -----------        ----------      -----------       -----------
Net income (loss)                                              $      529         $    (718)      $      431        $     (562)
                                                               ===========        ==========      ===========       ===========

Earnings per share-Basic and Diluted                           $     0.11         $   (0.14)      $     0.09        $    (0.11)
                                                               ===========        ==========      ===========       ===========

Weighted average number of common shares outstanding

Basic                                                               4,852             4,990            4,784             4,994
                                                               ==========         =========       ===========       ===========

Diluted                                                             4,861             4,990            4,794             4,994
                                                               ==========         ==========      ===========       ===========

Reconciliation of net income (loss) to comprehensive income (Loss):

Net income (loss)                                              $      529         $    (718)      $      431        $     (562)
                                                               ----------         ----------      -----------       -----------
Other comprehensive income (loss), net of tax:
      Unrealized gain on available-for-sale securities                100                 -              100                 -
      Foreign currency translation adjustments                        394              (246)             437                 6
                                                               ----------         ----------      -----------       -----------
Comprehensive income (loss)                                    $    1,023         $    (964)      $      968        $     (556)
                                                               ==========         ==========      ===========       ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.


                  PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)



                                                                               Six months Ended
                                                                                   June 30,
                                                                         --------------------------
                                                                             2002           2001
                                                                             ----           ----
Cash flows from operating activities
Net income (loss)                                                        $      529     $    (718)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Allowance for doubtful accounts                                               231           350
  Depreciation and amortization                                                 201           378

Changes in operating assets and liabilities:
    Accounts receivable                                                        (621)         (924)
    Inventory                                                                  (118)          421
    Prepaid expenses and other current assets                                    28         1,232
    Refundable income taxes                                                    (337)            -
    Accounts payable and accrued expenses                                    (1,830)       (3,342)
    Net change in other assets and liabilities                                   (3)         (107)
                                                                         -----------    ----------
Net cash used for operating activities                                       (1,820)       (2,710)
                                                                         -----------    ----------

Cash flows from investing activities:
  Change in net assets held for sale                                              -        12,163
  Purchases of available-for-sale securities                                 (5,183)            -
  (Increase) decrease in cash held in escrow                                   (279)       (2,797)
  Capital expenditures                                                          (78)         (127)
                                                                         -----------    ----------
Net cash provided by (used for) investing activities                         (5,540)        9,239
                                                                         -----------    ----------

Cash flows from financing activities:
 Net proceeds from issuance of Common Stock                                       -             6
 Purchase of treasury shares                                                   (672)            -
                                                                         -----------    ----------
Net cash provided by (used for) financing activities                           (672)            6
                                                                         -----------    ----------

Effect of foreign exchange rate on cash                                         393          (208)
                                                                         -----------    ----------

Net increase (decrease) in cash and cash equivalents                         (7,739)        6,327

Cash and cash equivalents - beginning of period                              11,425         2,091
                                                                         -----------    ----------
Cash and cash equivalents - end of period                                $    3,686     $   8,418
                                                                         ===========    ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.


                           PROGRAMMER'S PARADISE, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  June 30, 2002

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

     The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, restructuring and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the opinion of Management all adjustments that are of a normal recurring nature, considered necessary for fair presentation, have been included. Actual results may differ from these estimates under different assumptions or conditions. The unaudited condensed consolidated statements of income for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

2.   Assets and  liabilities  of the  Company's  Canadian  Subsidiary  have been translated at current  exchange  rates,  and related  revenues and expenses have been translated at average rates of exchange in effect during the year. Cumulative translation adjustments and unrealized gains on available-for-sale securities have been classified within other comprehensive income (loss), which is a separate component of stockholders equity in accordance with FASB Statement No. 130. "Reporting Comprehensive Income".

3. In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the Statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Under SFAS No. 144, assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The Company adopted SFAS No. 144 effective January 1, 2002. There was no impact on the Company as a result of adopting SFAS No. 144.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement is not expected to have an impact on the Company.

4. Pursuant to an Agreement, dated December 1, 2000 ("Stock Sale Agreement"), between the Company and PC-Ware Information Technologies AG, a German corporation ("PC-Ware"), on January 9, 2001 the Company sold all of the shares of its European subsidiaries for 14,500,000 Euros, subject to post-closing adjustments, including finalization of the closing balance sheet, in accordance with the Stock Sale Agreement between the Company and PC Ware, which remains to be resolved between the parties. As security for any claim of PC-Ware arising from alleged breaches of representations by the Company under the Stock Sale Agreement, 3,275,000 Euros are being held in a 240-day escrow. Such claims are subject to a 300,000 Euro de minimus amount and a 7,500,000 Euro maximum amount. In September 2001, PC-Ware made claims aggregating 2,190,127.16 Euros (plus interest) (the equivalent as of September 2001 of approximately $1,997,000) against the escrow.

     On October 19, 2001, 735,789 Euros (the equivalent as of October 2001 of approximately $654,373) were distributed from the escrow account to the Company. The Company believes that PC-Ware's remaining claims are without merit and intends to vigorously dispute each in the arbitration proceedings, which will resolve the disputed claims.

5. The Company computes comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Other comprehensive income, as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities and foreign currency translation.

6. Investments in available-for-sale securities as per June 30, 2002 were as follows:

                                   Cost    Market value   Unrealized Gain (loss)
                                  -----    ------------   ----------------------

     U.S.Government securities    5,183       5,283                100

7. Basic EPS is computed by dividing net earnings (loss) by the weighted average number of shares outstanding during the period. Diluted EPS is computed considering the potentially dilutive effect of outstanding stock options. A reconciliation of the numerator and denominators of the basic and diluted per share computations follows (in thousands, except per share data):

                                                                                          Six months ended
                                                                                              June 30,
                                                                                      -----------------------
                                                                                         2002         2001
                                                                                         ----         -----
     Numerator:
       Net Income (loss)                                                              $     529    $    (718)

     Denominator:
       Weighted average shares (Basic)                                                    4,852        4,990
       Dilutive effect of outstanding options                                                 9            0
                                                                                      ---------    ---------

        Weighted average shares including assumed conversions (Diluted)                   4,861        4,990

     Basic and Diluted net income (loss) per share                                    $    0.11    $   (0.14)


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

                                                         Three months ended
                                                              June 30,
                                                         ------------------
                                                         2002          2001
                                                         ----          ----

     Net sales                                           100.0%      100.0%
     Cost of sales                                        86.7        89.8
                                                         -----       ------
     Gross profit                                         13.3        10.2
     Selling, general and administrative expenses         13.0        12.2
                                                         -----       ------
     Income (loss) from operations                         0.3        (2.1)
     Interest income, net                                  0.5         0.4
     Unrealized foreign exchange gain (loss)               0.0        (0.0)
                                                         -----       ------
     Income (loss) before income taxes                     0.8        (1.7)
     Provision (benefit) for income taxes                 (1.7)        0.6
                                                         ------      ------
              Net income (loss)                            2.5%       (2.3)%

Net Sales

Net sales in the second quarter of 2002 decreased 30% or $7.2 million to $16.9 million compared to $24.1 million for the same period in 2001. For the six months period ended June 30, 2002, net sales decreased by $13.8 million or 29% over the six months ended June 30, 2001. The revenue decline mainly reflects the continued difficult business environment and the decision to cease selling Microsoft Select and Enterprise license agreements. As stipulated in our most recent annual report on Form 10-K, our business plan contemplates that sales for 2002 will be lower than in recent years, primarily due to the impact of the change in the reseller agreement with Microsoft.

Gross Profit

Gross profit as a percentage of net sales increased to 13.3% for the quarter ended June 30, 2002, compared to 10.2% for the same period in 2001. Gross profit in absolute dollars for the three-month period ended June 30, 2002 was $2.2 million as compared to $2.5 million for the same period in 2001. For the six month period ended June 30, 2002, the gross profit decreased by $469 for the same period in 2001. The decrease in gross profit dollars and the increase in Gross Profit Margin as a percentage reflects a shift in the mix of sales as a result of the substantial increase in higher margin sales compared to large revenue and low margin sales such as Microsoft Select and Enterprise licensing. As stipulated in our annual report on Form 10-K, our business plan contemplates that our Gross Profit Margin as a percentage will increase as compared to recent years, primarily due to the impact of the change in the reseller agreement with Microsoft.

Selling, General and Administrative Expenses

SG&A expenses for the quarter ended June 30, 2002 were $2.2 million as compared to $2.9 million for the same period in 2001, a decrease of $0.7 million or 25%. For the six month period ended June 30, 2002, SG&A expenses decreased by $1.5 million or 25%. The decrease in SG&A was primarily due to lower personnel-related expenses, cost containment initiatives and improved cost control policies and procedures.

Each year SG&A has increased in absolute dollars. As a result of the restructuring plan described in our most recent annual report on form 10-K, we anticipate that SG&A in absolute dollars will decline in 2002; however there can be no assurance that this will actually occur.

Income Taxes

Income taxes consist of a refundable income tax benefit of $337,000 as per June 30, 2002. For the quarter ended June 30, 2002, the Company recorded a benefit for income taxes of approximately $ 300,000, which consists of a provision of $15,000 for Canadian taxes as well as a $315,000 benefit for domestic taxes. For the six-month period ended June 30, 2002, the Company recorded a $252,000 income tax benefit compared to a provision for income taxes of $65,000 for the comparable period in 2001. The Job Creation and Worker Assistance Act of 2002 (Job Creation Act), enacted March 9, 2002 temporarily extends the carry back period to five years for losses arising in tax years 2001 and 2002. As a result, the Company will file a carry back claim for a refund in the amount of approximately $315,000.

The loss carry forwards offset the provision for income taxes for our US operations. As per June 30, 2002, the Company had recorded a US deferred tax asset of approximately $6.4 million reflecting, in part, a benefit of $3.2 million in federal and state tax loss carry forwards, which will expire in varying amounts between 2002 and 2021. As a result of the current uncertainty of realizing the benefits of the tax loss carry forward, valuation allowances equal to the tax benefits for the U.S. deferred taxes have been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period. The valuation allowance will be evaluated at the end of each reporting period, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required. The
Company's ability to utilize certain net operating loss carry forwards is restricted to approximately $1.5 million per year cumulatively, as a result of an ownership change pursuant to Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

In the first six months of 2002, our cash and cash equivalents decreased by $7.7 million to $3.7 million at June 30, 2002, from $11.4 million at December 31, 2001. Net cash used for operating activities amounted to $1.8 million; net cash used in investing activities amounted to $5.6 million and cash used for financing activities amounted to $0.2 million.

Net cash used for operating activities in the first six months of 2002 was $1.8 million and primarily resulted from a $1.8 million decrease in accounts payable and accrued expenses. In accordance with our business plan, as stipulated in our most recent annual report on Form 10-K, we have used our cash to pay vendors promptly in order to obtain more favorable conditions.

Cash used for investing activities amounted to $5.6 million. As a result of the current low interest rates on our short-term savings accounts we decided to invest $5.2 million in US Government securities. These securities are highly rated and highly liquid. These securities are classified as available-for-sale securities in accordance with SFAS 130, and as a result unrealized gains and losses are reported as part of other comprehensive income (loss). On June 30, 2002, the unrealized gains amounted to $100,000.

Cash used for financing activities in the first six months of 2002 of $672,000 consisted of the purchase of approximately 247,000 shares of our own stock under the buyback program discussed below.

In June 2002, the Company's Board of Directors authorized the purchase of an additional 490,000 shares of our common stock, in addition to the 521,013 shares the Company was authorized to buy back in October 1999 in both open market and private transactions, as conditions warrant. The repurchase program is expected to remain effective for 2002. We intend to hold the repurchased shares in treasury for general corporate purposes, including issuances under various stock option plans. As per June 30, 2001, we owned approximately 510,000 shares at an average price of $4.20.

The Company's current and anticipated use of its cash and cash equivalents is, and will continue to be, to fund working capital and operational expenditures, and for the stock buyback program. Our business plan furthermore contemplates to continue to use our cash to pay vendors promptly in order to obtain more favorable conditions.

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

The Company's $5.2 million investments in marketable securities are only in highly rated and highly liquid U.S. government Securities. The remaining cash balance is invested in short-term savings accounts with our primary bank, The Bank of New York. As such, the risk of significant changes in the value of our cash invested is minimal.

Information regarding  quantitative and qualitative market risks related to Euro
2.5 million that is being held in escrow is set forth in Part II, Item I of this Report under the heading "Legal proceedings".

PART II - OTHER INFORMATION


Item 1. Legal Proceedings

Pursuant to an Agreement, dated December 1, 2000 ("Stock Sale Agreement"), between the Company and PC-Ware Information Technologies AG, a German corporation ("PC-Ware"), on January 9, 2001 the Company sold all of the shares of its European subsidiaries for 14,500,000 Euros, subject to post-closing adjustments, including finalization of the closing balance sheet, in accordance with the Stock Sale Agreement between the Company and PC Ware, which remains to be resolved between the parties. As security for any claim of PC-Ware arising from alleged breaches of representations by the Company under the Stock Sale Agreement, 3,275,000 Euros are being held in a 240-day escrow. Such claims are subject to a 300,000 Euro de minimus amount and a 7,500,000 Euro maximum amount. In September 2001, PC-Ware made claims aggregating 2,190,127.16 Euros (plus interest) (the equivalent as of September 2001 of approximately $1,997,000) against the escrow. On October 19, 2001, 735,789 Euros (the equivalent as of October 2001 of approximately $654,373) were distributed from the escrow account to the Company.

The Company believes that PC-Ware's remaining claims are without merit and intends to vigorously dispute each in the arbitration proceedings, which will resolve the disputed claims.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders (the "Meeting") during the fiscal quarter ended June 30, 2002.

     (a) The date of the Meeting was June 11, 2001.

     (b) At the meeting, the following persons were elected as directors of the Company, each receiving the number of votes set forth opposite their names below:

                                        For             Against        Abstain
                                     ---------          -------        -------

         William Willett             4,653,018          21,711               -
         F. Duffield Meyercord       4,653,018          21,711               -
         Edwin H. Morgens            4,653,018          21,711               -
         Allan D. Weingarten         4,653,018          21,711               -
         James W. Sight              4,653,018          21,711               -
         Mark T. Boyer               4,653,018          21,711               -

Item 6. Exhibits and Reports on Form 8-K

     (a) Reports on Form 8-K

         The Company filed a current report on Form 8-K/A on May 13, 2002, to amend a current report on Form 8-K filed on April 19, 2002, relating to a change in the Company's certifying accountant.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   PROGRAMMER'S PARADISE, INC.



     August 7, 2002                By:   /s/   Simon F. Nynens
----------------------                ------------------------------------------
         Date                         Simon F. Nynens, Chief Financial Officer
                                      and Vice President