Form 10-Q
period 2002-09-30
PROGRAMMERS PARADISE INC
filed 2002-11-12
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2002

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

         There were 3,965,314 outstanding shares of Common Stock, par value $.01 per share, as of November 11, 2002, not including 1,264,936 shares classified as Treasury Stock.

                         PART I - FINANCIAL INFORMATION

                  PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS


                                                  September 30,     December 31,
                                                      2002              2001
                                                      ----              ----
                                                   (Unaudited)        (Audited)
  Current assets
    Cash and cash equivalents                     $   4,451         $    11,425
    Marketable Securities                             5,151                   -
    Cash held in escrow                                 562               2,335
    Accounts receivable, net                          5,953               8,449
    Inventory - finished goods                          787                 686
    Refundable Income taxes                             334                   -
    Prepaid expenses and other current assets           400                 471
                                                  ---------         -----------
  Total current assets                               17,638              23,366


  Equipment and leasehold improvements, net             493                 634
  Other assets                                           40                  57
                                                  ---------         -----------
  Total assets                                    $  18,171         $    24,057
                                                  =========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities
    Accounts payable and accrued expenses         $   5,109         $     9,649
    Other current liabilities                           698                 350
                                                  ---------         -----------
  Total current liabilities                           5,807               9,999

  Commitments and contingencies

  Stockholders' equity
    Common stock                                         53                  53
    Additional paid-in capital                       35,483              35,483
    Treasury stock                                   (3,928)             (1,473)
    Retained earnings                               (19,220)            (19,539)
    Accumulated other comprehensive loss                (24)               (466)
                                                  ---------         -----------
  Total stockholders' equity                         12,364              14,058
                                                  ---------         -----------
  Total liabilities and stockholders' equity      $  18,171         $    24,057
                                                  =========         ===========


The accompanying notes are an integral part of these consolidated financial statements.


                                         PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                                         (Unaudited)
                                            (In thousands, except per share data)

                                                                      Nine months ended               Three months ended
                                                                        September 30,                    September 30,
                                                                        -------------                    -------------
                                                                   2002              2001              2002          2001
                                                                   ----              ----              ----          ----

Net sales                                                     $    50,271       $   72,468        $   15,798     $   24,177

Cost of sales                                                      43,735           65,161            13,782         21,859
                                                              ------------      -----------       -----------    -----------

Gross profit                                                        6,536            7,307             2,016          2,318

Selling, general and administrative expenses                        6,453            8,735             2,087          2,890

Settlement of escrow                                                  348                -               348              -
                                                              ------------      -----------       -----------    -----------

Loss from operations                                                 (265)          (1,428)             (419)          (572)

Realized gain on sale of available-for-sale securities                141                -               141              -

Interest income, net                                                  195              300                66            106

Unrealized foreign exchange gain (loss)                                (9)              45                (2)            36
                                                              ------------      -----------       -----------    -----------

Income (loss) before taxes                                             62           (1,083)             (214)          (430)

Provision (benefit) for taxes                                        (257)              63                (4)            (2)
                                                              ------------      -----------       -----------     ----------

Net income (loss)                                             $       319       $   (1,146)       $     (210)     $    (428)
                                                              ============      ===========       ===========     ==========

Earnings (loss) per share-Basic and Diluted                   $      0.07       $    (0.23)       $    (0.05)     $   (0.09)
                                                              ============      ===========       ===========     ==========

Weighted average number of common shares outstanding
Basic                                                               4,639             4,992            4,213          4,995
                                                              ============      ============      ===========     ==========

Diluted                                                             4,654             4,992            4,213          4,995
                                                              ============      ============      ===========     ==========
Reconciliation of net income (loss) to comprehensive income
-----------------------------------------------------------
(loss):
------

Net income (loss)                                             $       319       $   (1,146)       $     (210)     $    (428)
                                                              ------------      -----------       -----------     ----------
Other comprehensive income (loss), net of tax:
      Reclassification adjustment for gain realized on
      sale of available-for-sale securities                           (78)               -               (78)             -
      Unrealized gain on available-for-sale securities                173                -                73              -
      Foreign currency translation gain (loss)                        347             (207)              (47)            39
                                                              ------------      -----------       -----------     ----------
Comprehensive income (loss)                                   $       761       $   (1,353)       $     (262)     $    (389)
                                                              ============      ===========       ===========     ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.





                  PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                              Nine Months Ended
                                                                 September 30,
                                                                 -------------
                                                               2002       2001
                                                               ----       ----

Cash flows from operating activities
  Net income (loss)                                        $    319    $ (1,146)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
  Allowance for doubtful accounts                               334         432
  Depreciation and amortization                                 301         535

Changes in operating assets and liabilities:
    Accounts receivable                                       2,161      (1,408)
    Inventory                                                  (101)      1,540
    Prepaid expenses and other current assets                    72       1,515
    Refundable income taxes                                    (334)          -
    Accounts payable and accrued expenses                    (4,192)     (1,090)
    Net change in other assets and liabilities                   (5)        (86)
                                                            --------    --------
Net cash provided by (used for) operating activities         (1,445)        292
                                                            --------    --------
Cash flows from investing activities:
  Change in net assets held for sale                              -      12,163
  Purchases of available-for-sale securities                 (8,099)          -
  Sales of available-for-sale securities                      3,043           -
  (Increase) decrease in cash held in escrow                  1,773      (3,048)
  Capital expenditures                                         (137)       (207)
                                                            --------    --------
Net cash provided by (used for) investing activities         (3,420)      8,908
                                                            --------    --------
Cash flows from financing activities:
 Net proceeds from issuance of Common Stock                       -           6
 Purchase of treasury shares                                 (2,456)       (126)
                                                            --------    --------
Net cash used for financing activities                       (2,456)       (120)
                                                            --------    --------
Effect of foreign exchange rate on cash                         347        (169)
                                                            --------    --------

Net increase (decrease) in cash and cash equivalents         (6,974)      8,911

Cash and cash equivalents - beginning of period              11,425       2,091
                                                            --------    --------
Cash and cash equivalents - end of period                   $ 4,451     $11,002
                                                            ========    ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           PROGRAMMER'S PARADISE, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                               September 30, 2002


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

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for the cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also established that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

4. Pursuant to an Agreement, dated December 1, 2000 ("Stock Sale Agreement"), between the Company and PC-Ware Information Technologies AG, a German corporation ("PC-Ware"), on January 9, 2001 the Company sold all of the shares of its European subsidiaries for 14,500,000 Euros, subject to post-closing adjustments, including finalization of the closing balance sheet, in accordance with the Stock Sale Agreement between the Company and PC-Ware. As security for any claim of PC-Ware arising from alleged breaches of representations by the Company under the Stock Sale Agreement, 2,665,836 Euros (the equivalent of $2,628,514) were being held in an escrow account as per September 30, 2002. In September 2001, PC-Ware made claims aggregating 2,490,127 Euros against the escrow.

         On October 1, 2002, the claims brought against the Company by PC-Ware were settled for 435,000 Euros (the equivalent of $428,910). Associated fees, comprising of counsel fees, expert witness fees, arbitration fees, consultancy fees paid to the Company's previous Chief Financial Officer, and travel and related expenses, amounted to $269,000. This settlement amount and associated fees amounted to $698,000 in the third quarter of 2002. Since the Company had established reserves of $350,000 for this claim in the fourth quarter of 2001, the Company reported an additional $348,000 for this settlement and associated fees in the third quarter of 2002. A total amount of $698,000 was reported as other current liabilities as of September 30, 2002.

         A total of 570,000 Euros (the equivalent of $562,020) will remain in the escrow account for the settlement amount and associated fees incurred in Germany. The remaining balance of the escrow account is no longer restricted; as a result 2,095,836 Euros (the equivalent of $2,066,494) were reported as cash and cash equivalents as per September 30, 2002.

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

6. Investments in available-for-sale securities as per September 30, 2002 were (in thousands):

                                    Cost    Market value  Unrealized Gain (loss)
         U.S.Government Securities  $5,056  $5,151        $95

         The cost and market value of our investments in U.S. Government securities at September 30, 2002 by contractual maturity were (in thousands):

                                                                                Estimated
                                                                                Fair Value           Cost

         Due in one year or less                                                    $3,013          $3,007
         Due in greater than one year                                                2,138           2,048
                                                                                -------------    -----------
         Total investments in U.S. Government Securities                            $5,151          $5,055
                                                                                =============    ===========

7. At September 30, 2002, the Company had outstanding common shares totaling approximately 3,965,000. The Company has granted options to purchase common shares to the directors, officers and key employees of the Company under several stock option plans. These options have a dilutive effect on earnings per share. Basic earnings per share is computed by dividing net earnings (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed considering the potentially dilutive effect of outstanding stock options. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by SFAS No. 128, "Earnings per Share."(in thousands, except per share data):



                                                 For the Nine Months     For the Three Months
                                                 Ended September 30,     Ended September 30,
                                                 -------------------     -------------------
                                                    2002       2001         2002        2001
                                                    ----       ----         ----        ----
         Numerator:
         Net Income (loss)                       $   319    ($1,146)       ($210)      ($428)

         Denominator:
         Weighted average shares (Basic)           4,639      4,992        4,214       4,990
         Dilutive effect of outstanding options       15          -            -           -
                                                 -------    --------     --------    --------

         Weighted average shares including
           assumed conversions (Diluted)           4,654      4,992        4,214       4,990

         Basic and Diluted net income (loss) per
         share                                     $0.07     ($0.23)      ($0.05)     ($0.09)


         Changes during 2002 in options outstanding for the combined plans were as follows:

                                                               Weighted
                                                  Number       Average
                                                    of         Exercise
                                                 Options        Price
                                              -----------------------------

        Outstanding at January 1, 2002           568,966        $5.78
        Granted in 2002                          435,625         2.13
        Canceled in 2002                        (371,341)        6.30
        Exercised in 2002                              0            -
                                              -----------
        Outstanding at September 30, 2002        633,250         2.96
                                              ===========
        Exercisable at September 30, 2002        590,124         2.90
                                              ===========

         In February 2002, the Board of Directors approved a plan permitting all option holders under the 1986 Option Plan and the 1995 Stock Plan to surrender all or any portion of their options on or before March 1, 2002. The Board intends, but is not obligated, to grant such holders after September 8, 2002 a number of new options equal to the number of surrendered options at an exercise price of 100% of the then fair market value (as defined in the plans) of the Company's Common Stock, provided that the optionee remains employed by the Company as of such date.

         The Company believes that by having no legal obligation to grant new options and by waiting more than six months to issue new options, it will avoid the adverse accounting treatment that would otherwise be involved in the repricing of stock options, provided that the accounting rules are not changed.

         By March 1, 2002, a total of 7,875 options to purchase the Company's Common Stock under the 1986 option plan and 308,550 options to purchase the Company's Common Stock under the 1995 Stock Plan were surrendered, of which 305,175 were surrendered by the Company's executive officers. All of the options surrendered were exercisable in excess of the market price of the underlying Common Stock as of the dates of surrender.

         On September 9, 2002, the Company granted 418,750 options at an option price of $2.13 per share to Officers and key-employees. The options granted vested immediately on September 9, 2002. The Company granted options to purchase 200,000 shares to William H. Willett, the Company's President and Chief Executive Officer; options to purchase 100,000 shares to Simon Nynens, the Company's Vice President and Chief Financial Officer; options to purchase 5,000 shares to John Lore, the Company's Vice President and Chief Information Officer; options to purchase 55,000 shares to Jeffrey Largiader, the Companys' Vice President Marketing; and options to purchase 20,000 shares to Steve McNamara, the Vice President and General Manager of Programmer's Paradise Canada.

         The Company also granted options to purchase 16,875 shares to Directors on September 9, 2002. Each Director received options to purchase 3,375 shares of the Company's Common Stock at an option price of $2.13 per share. The options granted to Directors vest in an installment of 20% of the total option grant one year after the date of the option grant, and thereafter in equal quarterly installments of 5%, subject to the terms and conditions set forth in the 1995 Non-Employee Director Plan.

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

In Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") of our Annual Report on Form 10-K for the year ended December 31, 2001, we included a discussion of the most critical accounting policies and estimates used in the preparation of our financial statements. There has been no material change in the policies and estimates used by us in the preparation of our financial statements since the filing of such Annual Report.

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales.


                                                                       Nine months ended          Three months ended
                                                                         September 30,              September 30,
                                                                         -------------              -------------
                                                                      2002          2001          2002         2001
                                                                      ----          ----          ----         ----

Net sales                                                             100.0%        100.0%      100.0%       100.0%
Cost of sales                                                          87.0          89.9        87.2         90.4
                                                                   ---------     ----------    --------     --------
Gross profit                                                           13.0          10.1        12.8          9.6
Selling, general and administrative expenses                           12.8          12.0        13.2         12.0
Settlement of escrow                                                    0.7           0.0         2.2          0.0
                                                                   ---------     ----------    --------     --------
Loss from operations                                                   (0.5)         (1.9)       (2.6)        (2.4)
Realized gain on sale of available-for-sale securities                  0.2           0.0         0.9          0.0
Interest income, net                                                    0.4           0.4         0.4          0.5
Unrealized foreign exchange gain (loss)                                (0.0)          0.0        (0.0)         0.1
                                                                   ---------     ----------    --------     --------
Income (loss) before income taxes                                       0.1          (1.5)       (1.3)        (1.8)
Income taxes (benefit)                                                 (0.5)          0.1        (0.0)         0.0
                                                                   ---------     ----------    --------     --------
Net income (loss)                                                       0.6%         (1.6)%      (1.3)%       (1.8)%
                                                                   ---------     ----------    --------     --------


Net Sales

Net sales in the third quarter of 2002 decreased 35% or $8.4 million to $15.8 million compared to $24.2 million for the same period in 2001. For the nine months period ended September 30, 2002, net sales decreased by $22.2 million or 31% over the nine months ended September 30, 2001. The revenue decline mainly reflects the continued difficult business environment and the decision to cease selling Microsoft Select and Enterprise license agreements. As stipulated in our most recent annual report on Form 10-K, our business plan contemplates that sales for 2002 will be lower than in recent years, primarily due to the impact of the change in the reseller agreement with Microsoft. Cooperative advertising reimbursements as a percentage of net sales were 8% of net sales or $1.2 million in the third quarter of 2002, consistent with the third quarter of 2001. For the nine months period ended September 30, 2002, cooperative advertising reimbursements amounted to $3.2 million, consistent with the first nine months of 2001. Cooperative advertising reimbursements as a percentage of net sales may decrease in future periods depending on the level of vendor participation and collection experience.

Gross Profit

Gross profit as a percentage of net sales increased to 12.8% for the quarter ended September 30, 2002, compared to 9.6% for the same period in 2001. Gross profit in absolute dollars for the three-month period ended September 30, 2002 was $2.0 million as compared to $2.3 million for the same period in 2001. For the nine month period ended September 30, 2002, the gross profit decreased by $771 for the same period in 2001. The decrease in gross profit dollars and the increase in Gross Profit Margin as a percentage reflects a shift in the mix of sales as a result of the substantial increase in higher margin sales compared to large revenue and low margin sales such as Microsoft Select and Enterprise licensing. As stipulated in our annual report on Form 10-K, our business plan contemplates that our Gross Profit Margin as a percentage will increase as compared to recent years, primarily due to the impact of the change in the reseller agreement with Microsoft.

Selling, General and Administrative Expenses

SG&A expenses for the quarter ended September 30, 2002 were $2.1 million as compared to $2.9 million for the same period in 2001, a decrease of $0.8 million or 28%. For the nine month period ended September 30, 2002, SG&A expenses decreased by $2.2 million or 26%. The decrease in SG&A was primarily due to lower personnel-related expenses, cost containment initiatives and improved cost control policies and procedures.

Each year SG&A has increased in absolute dollars. As a result of the restructuring plan described in our most recent annual report on form 10-K, we anticipate that SG&A in absolute dollars will decline in 2002; however there can be no assurance that this will actually occur.

Income Taxes

For the quarter ended September 30, 2002, the Company recorded a benefit for income taxes of approximately $4,000, which consists of a benefit of $4,000 for Canadian taxes. For the nine-month period ended September 30, 2002, the Company recorded a $257,000 income tax benefit compared to a provision for income taxes of $63,000 for the comparable period in 2001. The Job Creation and Worker Assistance Act of 2002 (Job Creation Act), enacted March 9, 2002 temporarily extends the carry back period to five years for losses arising in tax years 2001 and 2002. As a result, the Company filed a carry back claim for a refund in the amount of approximately $315,000.

The loss carry forwards offset the provision for income taxes for our US operations. As per September 30, 2002, the Company had recorded a US deferred tax asset of approximately $6.4 million reflecting, in part, a benefit of $3.2 million in federal and state tax loss carry forwards, which will expire in varying amounts between 2002 and 2021. As a result of the current uncertainty of realizing the benefits of the tax loss carry forward, valuation allowances equal to the tax benefits for the U.S. deferred taxes have been established.

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


Liquidity and Capital Resources

In the first nine months of 2002, our cash and cash equivalents decreased by $7.0 million to $4.4 million at September 30, 2002, from $11.4 million at December 31, 2001. Net cash used for operating activities amounted to $1.4 million; net cash used in investing activities amounted to $3.4 million and cash used for financing activities amounted to $2.5 million. The effect of foreign exchange rate on cash amounted to $0.3 million.

Net cash used for operating activities in the first nine months of 2002 was $1.4 million. During the first nine months of 2002, cash was used for a reduction of accounts payable, partly offset by cash provided by net income and reduced accounts receivable.

The decrease in accounts payable is primarily due to our decreased revenue as well as using our cash to pay vendors promptly in order to obtain more favorable conditions. The decrease in accounts receivable relates primarily to improvement in collection and the decrease in sales. Days sales outstanding for the nine month period ended September 30, 2002 were 34 as compared to 53 for the nine month period ended September 30, 2001.

Cash used for investing activities amounted to $3.4 million. As a result of the current low interest rates on our short-term savings accounts we decided to invest in US Government securities. This investment is partly offset by the decrease in cash held in escrow, which is no longer restricted due to the settlement of escrow. For more information reference is made to note 4 to the condensed consolidated financial statements as per September 30, 2002.

Cash used for financing activities in the first nine months of 2002 of $2.5 million consisted of the purchase of approximately 1,002,000 shares of our own stock under the buyback program discussed below.

On October 9, 2002, the Company's Board of Directors authorized the purchase of an additional 500,000 shares of our common stock. On September 16, 2002, the Company's Board of Directors authorized the purchase of an additional 500,000 shares of our common stock. These two purchase approvals are in addition to approval of 490,000 shares in June 2002 and 521,013 shares in October 1999 the company was authorized to buy back in both open market and private transactions, as conditions warrant.

The repurchase program is expected to remain effective for the remainder of 2002 and 2003. We intend to hold the repurchased shares in treasury for general corporate purposes, including issuances under various stock option plans. As of September 30, 2002, we owned approximately 1,265,000 shares purchased at an average cost of $3.11. In the first nine months of 2002, we repurchased 1,004,029 shares of company stock at an average share price of $2.45.

The Company's current and anticipated use of its cash and cash equivalents is, and will continue to be, to fund working capital and operational expenditures and the stock buyback program. Our business plan furthermore contemplates to continue to use our cash to pay vendors promptly in order to obtain more favorable conditions.

The Company believes that the funds held in cash and cash equivalents will be sufficient to fund the Company's working capital and cash requirements at least through September 30, 2003. We currently do not have any credit facility and, in the foreseeable future, we do not plan to enter into an agreement providing for a line of credit.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, within the 90-day period prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION


Item 1. Legal Proceedings

Pursuant to an Agreement, dated December 1, 2000 ("Stock Sale Agreement"), between the Company and PC-Ware Information Technologies AG, a German corporation ("PC-Ware"), on January 9, 2001 the Company sold all of the shares of its European subsidiaries for 14,500,000 Euros, subject to post-closing adjustments, including finalization of the closing balance sheet, in accordance with the Stock Sale Agreement between the Company and PC-Ware. As security for any claim of PC-Ware arising from alleged breaches of representations by the Company under the Stock Sale Agreement, 2,665,836 Euros (the equivalent of $2,628,514) were being held in an escrow account as per September 30, 2002. In September 2001, PC-Ware made claims aggregating 2,490,127 Euros against the escrow.

On October 1, 2002, the claims brought against the Company by PC-Ware were settled for 435,000 Euros (the equivalent of $428,910). Associated fees, comprising of counsel fees, expert witness fees, arbitration fees, consultancy fees paid to the Company's previous Chief Financial Officer, and travel and related expenses, amounted to $269,000. This settlement amount and associated fees amounted to $698,000 in the third quarter of 2002. Since the Company had established reserves of $350,000 for this claim in the fourth quarter of 2001, the Company reported an additional $348,000 for this settlement and associated fees in the third quarter of 2002. A total amount of $698,000 was reported as other current liabilities as of September 30, 2002.

A total of 570,000 Euros (the equivalent of $562,020) will remain in the escrow account for the settlement amount and associated fees incurred in Germany. The remaining balance of the escrow account is no longer restricted; as a result 2,095,836 Euros (the equivalent of $2,066,494) were reported as cash and cash equivalents as of September 30, 2002.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits.

        None.

(b)     Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended September 30, 2002.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



PROGRAMMER'S PARADISE, INC.


         November 12, 2002                  By:   /s/   Simon F. Nynens
-------------------------------                   ----------------------
         Date Simon F. Nynens, Chief Financial Officer and Vice President and Authorized Officer


         November 12, 2002                  By:   /s/   William H. Willett
-------------------------------                   -------------------------
         Date                                William H. Willett, Chairman of the
                                             Board, President and Chief
                                             Executive Officer

                           PROGRAMMER'S PARADISE, INC.

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002


CERTIFICATION

I, William H. Willett, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Programmer's Paradise, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002


/s/ William H. Willett
--------------------------
William H. Willett
Chief Executive Officer

CERTIFICATION


I, Simon F. Nynens, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Programmer's Paradise, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002


/s/ Simon F. Nynens
---------------------------
Simon F. Nynens
Chief Financial Officer