Form 10-K
period 2002-12-31
PROGRAMMERS PARADISE INC
filed 2003-03-20
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
    ACT OF 1934.

                  For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No X

     The aggregate market value of the common stock held by non-affiliates of the Registrant computed by reference to the closing sale price for the Registrant's Common Stock as of June 28, 2002, the last day of the Registrant's most recently completed second fiscal quarter, as reported on the NASDAQ National Market, was approximately $5,569,000. (In determining the market value of the common stock held by any non-affiliates, shares of Common Stock of the Registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of Common Stock of the Registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.)

     The number of shares outstanding of the Registrant's Common Stock as of March 18, 2003 was 3,763,943 shares.

     Documents Incorporated by Reference: Portions of the Registrant's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed on or before April 30, 2003 are incorporated by reference into Part III of this Report.

                               Page 1 of 24 Pages

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

     The Company operates in one primary business segment: the marketing of technical software for microcomputers, servers and networks in the United States and Canada. We offer a wide variety of technical and general business application software from a broad range of publishers and manufacturers. We market these products through our well-known catalogs, direct mail programs, advertisements in trade magazines, as well as through Internet and e-mail promotions. Through our wholly owned subsidiary, Lifeboat Distribution Inc., we distribute products to dealers and resellers in the United States and Canada.

     The Company's catalogs are full color "magalogs" and offer some of the most complete collections of microcomputer technical software, including programming languages, tools, utilities, libraries, development systems, interfaces and communication products. The Company believes that it has created a niche for hard-to-source technical software programs.

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

Competition

     The software distribution market is highly competitive. Pricing is very aggressive and the Company expects pricing pressure to continue. The Company faces competition from a wide variety of sources including: vendors who sell direct to customers; software resellers; superstores; catalogers; Web sites; and other direct marketers of software products. Some of our competitors are significantly larger and have substantially greater resources than the Company. Many of our competitors compete principally on the basis of price, product availability, customer service and technical support. The market for developer software products is characterized by rapid changes in technology, user requirements, and customer specifications. The Company competes in acquiring prospective buyers and in sourcing new products from software developers and publishers, as well as in marketing its current product line to its customers.

     There can be no assurance that the Company can compete effectively against existing competitors or new competitors that may enter the market and generate profit margins which represent a fair return to the Company. In addition, price is an important competitive factor in the personal computer software market and


                               Page 2 of 24 Pages
there can be no assurance that the Company will not be subject to increased price competition. An increase in the amount of competition faced by the Company, or its failure to compete effectively against its competitors, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The manner in which software products are distributed and sold is changing, and new methods of distribution and sale may emerge or expand. Software developers and publishers have sold, and may intensify their efforts to sell, their products directly to end-users. The evolution of the Internet as a viable platform in which to conduct e-commerce business transactions has both lowered the barriers for competition and broadened customer access to products and information. From time to time certain software developers and publishers have instituted programs for the direct sale of large order quantities of software to certain major corporate accounts. These types of programs may continue to be developed and used by various developers and publishers. While Microsoft and other vendors currently sell new releases or upgrades directly to end users, they have not attempted to completely bypass the reseller channel. Future efforts by such entities to bypass third-party sales channels could materially and adversely affect the Company's result of operations.

     In addition, resellers and publishers may attempt to increase the volume of software products distributed electronically through ESD (Electronic Software Distribution) technology, through subscription services, and through on-line shopping services. Any of these competitive programs, if successful, could have a material adverse effect on the Company's result of operations.

Products

     The Company offers a wide variety of products from a broad range of publishers and manufacturers, including Microsoft, Computer Associates, IBM, VMware, Borland, Sitraka, Compuware, Infragistics, ComponentOne, Installshield and Adobe. On a continuous basis, new products are screened for inclusion in our catalogs and Web sites based on their features, quality, price, profit margins and warranties, as well as on current sales trends. In 2002, 2001 and 2000, Hardware and Peripherals as a percentage of sales were less than 5%.

Marketing and Distribution

     We market our products through creative marketing communications, our catalogs, our Web site, industry magazines, and national trade shows. We also use direct e-mail and printed material to introduce new products and upgrades, to cross-sell products to current customers, and to educate and inform.

     We believe that our catalogs are important marketing vehicles for software publishers and manufacturers. These catalogs provide a cost-effective and service-oriented means to market, sell and fulfill software products.

     The Company has two primary catalogs: Programmer's Paradise, targeting software developers; and Corporate Developer's Paradise, targeting information technology professionals working in large corporations. These catalogs are full color "magalogs" that combine traditional catalog sales offerings with detailed product descriptions and announcements, and which contain cooperative vendor advertising.


                               Page 3 of 24 Pages

     The Company offers additional catalogs aimed at specific audiences. Significant increases in postal or shipping rates and in paper costs could have a material adverse effect on the Company. We continually attract new customers through advertisements in trade magazines, as well as through selectively mailing catalogs and other direct mail material. Prospect names are also provided to us by publishers whose products we market. In 2002, the Company's cooperative and fee-based advertising reimbursements as a percentage of sales increased to 7% from 5% in 2001.

     No customer accounted for more than 10% of consolidated net sales in 2000, 2001, or 2002. No material part of the business is dependent upon a single customer or a few customers. The Company generally ships product within 48 hours of confirming a customer's order. This allows for minimum backlog in the business.

     Canadian sales increased to 15% of consolidated revenues in 2002 compared to 9% of consolidated revenues in 2001 (for geographic financial information, please refer to Note Nine to our Notes to Consolidated Financial Statements).

Customer Support

     We believe that providing a high level of customer service is necessary to compete effectively and is essential to continued sales and revenue growth. Our account representatives assist our customers with all aspects of purchasing decisions; process products ordered and respond to customer inquiries on order status, product pricing and availability. The account representatives are trained to answer all basic questions about the features and functionality of products. On technical issues, there is an in-house technical support staff.

Purchasing and Fulfillment

     The Company's success is dependent, in part, upon the ability of its suppliers to develop and market products that meet the changing requirements of the marketplace. The Company believes it enjoys good relationships with its vendors. The Company and its principal vendors have cooperated frequently in product introductions and in other marketing programs. As is customary in the industry, the Company has no long-term supply contracts with any of its suppliers. Substantially all the Company's contracts with its vendors are terminable upon 30 days' notice or less. The manner in which software products are distributed and sold is changing, and new methods of distribution and sale may emerge or expand. Software publishers have sold, and may intensify their efforts to sell, their products directly to end-users. The Company's business and results of operations may be adversely affected if the terms and conditions of the Company's authorizations with its vendors were to be significantly modified or if certain products become unavailable to the Company.

     In 2002 the Company purchased approximately 61% of its products directly from manufacturers and publishers and the balance from multiple distributors, as compared to 63% in 2001. Most suppliers or distributors will "drop ship" products directly to the customers, which reduces physical handling by the Company. These inventory management techniques allow the Company to offer a greater range of products without increased inventory requirements.

     For the year ended December 31, 2002, Ingram Micro was the only vendor that exceeded 10% of total purchases. The loss of this vendor, or any other key vendor, could have an adverse effect on the Company. As from October 1, 2001, the Company is no longer an authorized Microsoft Select Large Account Reseller
(LAR). For 2001, these sales amounted to approximately $17 million and generated approximately $0.8 million in Gross Profit Margin, which was insufficient to cover all related costs. There were no other changes in the reseller agreement with Microsoft.


                               Page 4 of 24 Pages

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

Trademarks

     The Company conducts its business under the various trademarks and service marks of Programmer's Paradise, the "Island Man" cartoon character logo, and Lifeboat. The Company protects these trademarks and service marks and believes that they have significant value and are important factors in its marketing programs.

Employees

     As of December 31, 2002, Programmer's Paradise, Inc. and its subsidiaries had 84 full-time and 2 part-time employees. The Company is not a party to any collective bargaining agreements with its employees, has experienced no work stoppages and considers its relationships with its employees to be satisfactory.


                               Page 5 of 24 Pages

Executive Officers of the Company

The executive officers of the Company are as follows:

Name                    Age     Position
---------------------------------------------------------------------------

William H. Willett      66      President, Chief Executive Officer and
                                Chairman of the Board

Simon F. Nynens         31      Chief Financial Officer and
                                Vice President

Jeffrey C. Largiader    46      Vice President - Marketing

Steve R. McNamara       44      Vice President and General Manager - Canada


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

Steve R. McNamara opened the Programmer's Paradise Canadian operations in June 1997. Prior to that, he held marketing, operations, and finance management positions at Inmac Inc., Locator Group Inc., NCR Canada Ltd., and Tee-Comm Electronics Inc.

Available Information

Under the Securities Exchange Act of 1934, the Company is required to file annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any document we file at the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. The SEC maintains a web site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company files electronically with the SEC. The Company makes available, free of charge, through its internet web site its reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with the SEC. The following address for the Company's web site includes a hyperlink to those Reports: http://www.programmersparadise.com/company/overview.pasp.

Item 2 Properties

     The Company leases 25,250 square feet of space in Shrewsbury, New Jersey for its corporate headquarters and warehouse under a ten-year lease expiring in June 2007. Total annual rent expense for these premises is approximately $280,000. Additionally, the Company leases approximately 3,600 square feet of office space and warehouse in Mississauga, Canada, under a lease, which expires


                               Page 6 of 24 Pages

July 31, 2004. Total annual rent expense for these premises is approximately $23,000. In addition, the Company leases approximately 1,200 square feet of office space in Mount Laurel, New Jersey for a satellite sales office under a two-year lease expiring in October 2004. Total annual rent expense for these premises amount to approximately $30,000. For a further discussion regarding lease obligations see Note Eight to the Consolidated Financial Statements, Part II, Item 8.

Item 3 Legal Proceedings

There are no legal proceedings pending against the Company or any of its subsidiaries.

Item 4 Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of 2002 to a vote of security holders.

PART II

Item 5 Market for Registrant's Common Equity and Related Stockholder Matters

     Programmer's Paradise, Inc. Common Stock, par value $0.01, is traded on the NASDAQ National Market System under the symbol "PROG". Following is the range of low and high closing prices for our stock as reported on the NASDAQ for the quarters indicated.

                                     High              Low
2001
First Quarter                        4.094            2.656
Second Quarter                       4.250            3.300
Third Quarter                        4.480            3.660
Fourth Quarter                       4.150            2.500

2002
First Quarter                        2.830            2.200
Second Quarter                       2.900            2.260
Third Quarter                        2.531            2.010
Fourth Quarter                       2.340            1.850

     We have never paid cash dividends on our capital stock. The closing sale price of our stock on the NASDAQ on March 18, 2003, was $2.00. On March 18, 2003, 3,763,943 shares of the Company's Common Stock were outstanding. On such date, there were approximately 64 holders of record.

     During 2002, no shares of the Common Stock were issued to employees and former employees, pursuant to the exercise of incentive stock options granted to them prior to such year under the Company's stock option plans.

Item 6 Selected Financial Data

     The following tables set forth, for the periods indicated, certain selected consolidated financial and other data for Programmer's Paradise, Inc. You should read the selected consolidated financial and other data below in conjunction with our consolidated financial statements and the related notes and with "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.


                               Page 7 of 24 Pages

                                                                  Year Ended December 31,
                                            -----------------------------------------------------------------------
                                                     (In thousands, except per share data)
-------------------------------------------------------------------------------------------------------------------
                                                   1998         1999          2000           2001           2002
-------------------------------------------------------------------------------------------------------------------
Consolidated Statement of Operations Data (1):
Net sales                                        $234,429      $244,139     $216,543       $89,536       $65,157
Cost of sales                                     205,241       218,014      194,964        80,656        56,540
                                            --------------------------------------------------------------------
Gross profit                                       29,188        26,125       21,759         8,880         8,617
Selling, general and
administrative expenses                            22,682        24,422       25,648        13,020         8,926
Amortization of goodwill                              979         1,795        1,385            25
Impairment of goodwill                                                         7,000           230
Cost of restructuring                                                                          362
Impairment of investment                                                         590
Settlement of escrow                                                                                         348
Loss on Sale of European subsidiaries                                          2,081
                                            --------------------------------------------------------------------
Income (loss) from operations                       5,527           (92)     (15,125)       (4,757)         (657)
Other income, net                                     356           665          134           318           415
                                            --------------------------------------------------------------------
Income (loss) before income taxes                   5,883           573      (14,991)       (4,439)         (242)
Income tax provision (benefit)                      2,441         1,302        2,483            83          (270)
                                            --------------------------------------------------------------------
Net income (loss)                                  $3,442         $(729)    $(17,474)      $(4,522)           28
                                            ====================================================================

Net income (loss) per share
Basic                                               $0.72        $(0.14)      $(3.51)       $(0.91)        $0.01
                                            ====================================================================
Diluted                                             $0.66        $(0.14)      $(3.51)       $(0.91)        $0.01
                                            ====================================================================

Weighted average common
Shares outstanding
Basic                                               4,797         5,100        4,983         4,987         4,459
                                            ====================================================================
Diluted                                             5,249         5,100        4,983         4,987         4,480
                                            ====================================================================




                                                                       December 31,
--------------------------------------------------------------------------------------------------------------------
                                                   1998         1999          2000           2001          2002
--------------------------------------------------------------------------------------------------------------------
Balance Sheet Data(1):
Cash and cash equivalents                         $21,167      $17,597       $2,091        $11,425       $6,072
Marketable securities                                   -            -            -              -        5,110
Working capital                                    17,686       14,806       17,326         13,367       11,167
Total assets                                      104,877       95,757       33,855         24,057       19,468
Notes payable - current                               674        2,628            -              -            -
Notes payable - long term                           1,761            -            -              -            -
Total stockholders' equity                        $36,241      $34,849      $18,906        $14,058      $11,696



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

Financial Overview

     We reported a net profit of $28,000 for the year 2002, compared to a net loss of $4.5 million for the year 2001 and a net loss of $17.5 million in the year 2000.

     The following information is based on the reported Consolidated Financial Statements for the years 2002 and 2001. In order to reflect and compare the results from our continuing operations, we included and reflect below the Pro Forma Statement of Operations for the Year ended December 31, 2000. Our reported Pro Forma loss in 2000 amounted to $12.4 million. The difference between the reported net loss of $17.5 million and the Pro Forma reported net loss of $12.4 million primarily relates to the sale of our European Operations. For more information regarding this sale and the resulting settlement, we refer to Note Twelve to the Consolidated Financial Statements, Part II, Item 8.


                                                                     Year Ended December 31,
                                            --------------------------------------------------------------
                                                              (In thousands, except per share data)

----------------------------------------------------------------------------------------------------------
                                                                2000              2001             2002
----------------------------------------------------------------------------------------------------------
Consolidated Statement of Operations Data:
Net sales                                                       $88,625          $89,536           $65,157
Cost of sales                                                    77,576           80,656            56,540
                                                     -----------------------------------------------------
Gross profit                                                     11,049            8,880             8,617
Selling, general and administrative expenses                     12,101           13,020             8,926
Amortization of goodwill                                          1,302               25                 -
Impairment of goodwill                                            7,000              230                 -
Cost of restructuring                                                 -              362                 -
Settlement of escrow                                                                                   348
Impairment of investment                                            590                -                 -
                                                     -----------------------------------------------------

Income (loss) from operations                                    (9,944)          (4,757)             (657)
Other income, net                                                   359              318               415
                                                     -----------------------------------------------------
Loss before income taxes                                         (9,585)          (4,439)             (242)
Income tax provision (benefit)                                    2,834               83              (270)
                                                     -----------------------------------------------------
Net loss                                                       $(12,419)         $(4,522)              $28
                                                     =====================================================
Net profit (loss) per share
Basic                                                            $(2.50)          $(0.91)            $0.01
                                                     =====================================================
Diluted                                                          $(2.50)          $(0.91)            $0.01
                                                     =====================================================

Weighted average common
Shares outstanding
Basic                                                             4,983            4,987             4,459
                                                     =====================================================
Diluted                                                           4,983            4,987             4,480
                                                     =====================================================



     We reported a net profit of $28,000 for the year 2002, as compared to a net loss in 2001 of $4.5 million. This improvement primarily resulted from $4.1 million lower SG&A (Selling, General and Administrative) expenses in 2002 as compared to 2001 and a one-time $270,000 benefit for income taxes. The impact on Gross Profit from a 27% decrease in sales was partly offset by an increase in gross margin percentages, as a result Gross Profit in absolute dollars declined by $263,000.


                              Page 10 of 24 Pages

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

Results of Operations

     The following table sets forth for the years indicated certain financial information derived from the Company's Consolidated Pro Forma Statement of Operations expressed as a percentage of net sales:


                                                            Years ended December 31,
                                                    2000             2001             2002
                                                   ----------------------------------------

Net sales                                         100.0%            100.0%            100.0%
Cost of sales                                      87.5%             90.1%             86.8%
Gross profit                                       12.5%              9.9%             13.2%

Selling, general and administrative expenses       13.7%             14.5%             13.7%
Amortization of goodwill                            1.5%                -                 -
Impairment of goodwill                              7.9%              0.3%                -
Cost of restructuring                                 -               0.4%                -
Settlement of escrow                                  -                 -               0.5%
Impairment of investment                            0.7%                -                 -
Loss from operations                              (11.2)%            (5.3)%            (1.0)%
Other income, net                                   0.4%              0.3%              0.6%
Loss before income taxes                          (10.8)%            (5.0)%            (0.4)%
Income tax provision (benefit)                      3.2%             (0.1)%             0.4%
Net loss                                          (14.0)%            (5.1)%             0.0%


Year ended December 31, 2002 Compared to Year Ended December 31, 2001

Net Sales

     Net sales in 2002 decreased by 27% or $24.3 million to $65.2 million compared to $89.5 million in 2001. The revenue decline mainly reflects the continued difficult business environment and the negative impact of the change in the reseller agreement with Microsoft, as discussed in Part 1, Item 1 of this report.

     On a forward-looking basis, the overall market demand for the software we sell continues to be volatile with the timing and extent of the market's recovery remaining uncertain.


Gross Profit

     Gross profit in absolute dollars for the year ended December 31, 2002 was $8.6 million as compared to $8.9 million in 2001. Gross profit as a percentage of net sales increased to 13.2% in 2002, compared to 9.9% in 2001. The decrease in gross profit dollars and the increase in Gross Profit Margin as a percentage reflect a shift in the mix of sales as a result of the substantial increase in higher margin sales compared to large revenue and low margin sales such as Microsoft Select and Enterprise licensing.


                              Page 11 of 24 Pages

     On a forward-looking basis, gross profit margin in future periods may be less than the 13.2% achieved in 2002. Gross profit margin depends on various factors, including the continued participation by vendors in inventory price protection and rebate programs, product mix, including software maintenance and third party services, pricing strategies, market conditions and other factors, any of which could result in a reduction of gross margins below those realized in 2002.

Selling, General and Administrative Expenses

     SG&A expenses for the year 2002 were $8.9 million as compared to $13.0 million for the year 2001, a decrease of $4.1 million or 31%. The decrease in SG&A was primarily due to lower personnel-related expenses, cost containment initiatives and improved cost control policies and procedures.

     In light of current business conditions, we will continue to review our organization and cost structure in an effort to further reduce operating expenses and improve efficiencies.

Settlement of Escrow

     Pursuant to an Agreement, dated December 1, 2000 ("Stock Sale Agreement"), between the Company and PC-Ware Information Technologies AG, a German corporation ("PC-Ware"), on January 9, 2001 the Company sold all of the shares of its European subsidiaries for 14,500,000 Euros, subject to post-closing adjustments, including finalization of the closing balance sheet, in accordance with the Stock Sale Agreement between the Company and PC-Ware. As security for any claim of PC-Ware arising from alleged breaches of representations by the Company under the Stock Sale Agreement, 2,665,836 Euros (the equivalent of
$2,628,514) were held in an escrow account as per September 30, 2002. In September 2001, PC-Ware made claims aggregating 2,490,127 Euros against the escrow.

     On October 1, 2002, the claims brought against the Company by PC-Ware were settled for 435,000 Euros (the equivalent of $428,910). Associated expenses, including counsel fees, expert witness fees, arbitration fees, consultancy fees paid to the Company's previous Chief Financial Officer, and travel and related expenses, amounted to $269,000. This settlement amount and associated fees amounted to $698,000 in the third quarter of 2002. Since the Company had established reserves of $350,000 for this claim in the fourth quarter of 2001, the Company reported an additional $348,000 for this settlement and associated fees in the third quarter of 2002.

Restructuring Cost

     In December 2001, we implemented a restructuring plan aimed at improving productivity per employee, including reductions in marketing, Internet Development and e-Commerce teams, warehouse and support staff. Our goal was to significantly reduce annual operating expenses by realigning resources around our core sales and marketing initiatives. This plan included a restructuring charge of approximately $0.4 million incurred in 2001.

     As  a  result  of  this  restructuring,   we  terminated  approximately  30
employees, resulting in severance payments and termination benefits of approximately $0.3 million in December 2001. Remaining costs of approximately $0.1 million related to abandoned equipment and leasehold improvements.

     All costs were incurred and charged to the appropriate accounts in December 2001. At December 31, 2001 the Company had a remaining accrual of $0.2 million related to severance payments that were paid in 2002.


                              Page 12 of 24 Pages

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

Income Taxes

     For the year ended December 31, 2002, the Company recorded a benefit for income taxes of approximately $270,000, which consists of a benefit of $322,000 and a tax liability of $27,000 for Canadian taxes. Additionally, we recorded a $25,000 tax liability in December 2002 for state taxes due to an audit of previous years. The Job Creation and Worker Assistance Act of 2002 (Job Creation
Act), enacted March 9, 2002 temporarily extends the carry back period to five years for losses arising in tax years 2001 and 2002. As a result, the Company filed a carry back claim for a refund in the amount of $322,000.

     The loss carry forwards offset the provision for income taxes for our US operations. As per December 31, 2002, the Company had recorded a US deferred tax asset of approximately $6.5 million reflecting, in part, a benefit of $3 million in federal and state tax loss carry forwards, which will expire in varying amounts between 2003 and 2022. As a result of the current uncertainty of realizing the benefits of the tax loss carry forward, valuation allowances equal to the tax benefits for the U.S. deferred taxes have been established.

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


Year ended December 31, 2001 Compared to Year Ended December 31, 2000

Net Sales

     Net sales in 2001 slightly increased 1% or $0.9 million to $89.5 million compared to $88.6 million in 2000. The overall increase in revenues in 2001 was primarily attributable to increased licensing revenue for certain vendors, including Microsoft. In the first 9 months of 2001, our revenue increased by $5.6 million or 8% over the nine months ended September 30, 2000. Primarily due to a weak demand from our customer base and the negative impact of the change in the reseller agreement with Microsoft, as discussed in Part 1, Item 1 of this report, sales in the fourth quarter of 2001 decreased $4.7 million or 21% compared to the same period in 2000.


                              Page 13 of 24 Pages

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

Restructuring Cost

     In December 2001, we implemented a restructuring plan aimed at improving productivity per employee, including reductions in marketing, Internet Development and e-Commerce teams, warehouse and support staff. Our goal was to significantly reduce annual operating expenses by realigning resources around our core sales and marketing initiatives. This plan included a restructuring charge of approximately $0.4 million incurred in 2001.

     As  a  result  of  this  restructuring,   we  terminated  approximately  30
employees, resulting in severance payments and termination benefits of approximately $0.3 Million in December 2001. Remaining costs of approximately $0.1 million related to abandoned equipment and leasehold improvements.

     All costs were incurred and charged to the appropriate accounts in December 2001. At December 31, 2001 the Company had a remaining accrual of $0.2 million related to severance payments that were paid in 2002.

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


                              Page 14 of 24 Pages

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

Recent Accounting Pronouncements

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The adoption of FAS No.141 and No. 142 had no impact on the Company's operating results and financial position.

     Effective January 1, 2002, the Company adopted SFAS No. 144, "Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supercedes SFAS No. 121, removes goodwill from its scope and identifies the methods to be used in determining fair value. The adoption of SFAS No. 144 had no impact on the Company's operating results and financial position.

     In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 146, "Accounting for Costs Associated with Disposal or Exit Activities" ("SFAS 146"). SFAS 146 requires that liabilities for the costs associated with exit or disposal activities be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan. We adopted SFAS 146 on January 1, 2003. The new rules will change the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses.

     In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately and are provided in Item 8. "Financial Statements and Supplementary Data, Note 8 -


                              Page 15 of 24 Pages

Commitments". We do not expect FIN 45 to have a material effect on our results of operations.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the prior disclosure guidance and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are generally effective for fiscal years ending after December 15, 2002. We are currently evaluating the new pronouncement and have not yet determined what effect, if any, the adoption of SFAS No. 148 will have on our financial position and results of operations.

     In January 2003, the FASB issued Interpretation 46 - "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. The related disclosure requirements are effective immediately. We do not expect FIN 46 to have a material effect on our results of operations.

Liquidity and Capital Resources

     In 2002, our cash and cash equivalents decreased by $5.4 million to $6.1 million at December 31, 2002, from $11.5 million at December 31, 2001. Net cash provided by operating activities amounted to $0.2 million; net cash used in investing activities amounted to $3.2 million and cash used for financing activities amounted to $2.7 million. The positive effect of foreign exchange rate on cash amounted to $0.3 million.

     Net cash provided by operating activities in 2002 was $208,000. In 2002, cash was mainly provided by a decrease in accounts receivable, partly offset by a reduction in accounts payable.

     The decrease in accounts receivable relates primarily to improvement in collection and the decrease in sales. The decrease in accounts payable is primarily due to our decreased revenue as well as using our cash to pay vendors promptly in order to obtain more favorable conditions. Average days sales outstanding for the year ended December 31, 2002 were 42 as compared to 51 for 2001.

     Cash used for investing activities amounted to $3.2 million. As a result of the current low interest rates on our short-term savings accounts we decided to invest in US Government securities. This investment is partly offset by the decrease in cash held in escrow, which is no longer restricted due to the settlement of escrow. For more information reference is made to Note Twelve to the Consolidated Financial Statements, Part II, Item 8.

     Cash used for financing activities in 2002 of $2.7 million consisted of the purchase of approximately 1,126,000 shares of our own stock under the buyback program discussed below.

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


                              Page 16 of 24 Pages

     The repurchase program is expected to remain effective for 2003. We intend to hold the repurchased shares in treasury for general corporate purposes, including issuances under various stock option plans. As of December 31, 2002, we owned approximately 1,390,000 shares purchased at an average cost of $3.01. In 2002, we repurchased 1,126,169 shares of company stock at an average share price of $2.40.

     The Company's current and anticipated use of its cash and cash equivalents is, and will continue to be, to fund working capital, operational expenditures and the stock buyback program. Our business plan furthermore contemplates to continue to use our cash to pay vendors promptly in order to obtain more favorable conditions.

     The Company believes that the funds held in cash and cash equivalents will be sufficient to fund the Company's working capital and cash requirements at least through December 31, 2003. We currently do not have any credit facility and, in the foreseeable future, we do not plan to enter into an agreement providing for a line of credit.

Contractual Obligations
(Dollars in thousands)


                                                              Payment due by Period
                                          Total     Less than 1 year    1-3 years       4-5 years   After 5 years
---------------------------------------------------------------------------------------------------------------------
Long-term debt
Capital Lease Obligations
Operating Leases                           2,050                  488          913            649              -
Unconditional Purchase Obligations
Other Long term Obligations
---------------------------------------------------------------------------------------------------------------------
Total Contractual Obligations              2,050                  488          913            649              -
=====================================================================================================================


Operating leases primarily relates to the lease of the space used for our operations in Shrewsbury, NJ.

     The Company is not committed by Lines of Credit, Standby Letters of Credit, has no standby repurchase obligations or other commercial commitments. The Company is not engaged in any transactions with related or certain other parties.

Foreign Exchange

     The Company's Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. We are subject to fluctuations in the Canadian Dollar-to-U.S. dollar exchange rate.

Critical Accounting Policies and Estimates

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company recognizes revenue from the sale of software and hardware for microcomputers, servers and networks upon shipment or upon electronic delivery of the product. The Company expenses the advertising costs associated with producing its catalogs. The costs of these catalogs are expensed in the same month the catalogs are mailed. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, restructuring and contingencies and litigation.


                              Page 17 of 24 Pages

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

Item 7A Quantitative and Qualitative Disclosures about Market Risk

     In addition to its activities in the United States, 15% of the Company's 2002 sales were generated in Canada. We are subject to general risks attendant to the conduct of business in Canada, including economic uncertainties and foreign government regulations. In addition, the Company's Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors.

     The Company's $5.1 million investments in marketable securities are only in highly rated and highly liquid U.S. government Securities. The remaining cash balance is invested in short-term savings accounts with our primary bank, The Bank of New York. As such, the risk of significant changes in the value of our cash invested is minimal.


Item 8 Financial Statements and Supplementary Data

     See Index to Consolidated Financial Statements at Item 15(a).

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no disagreements with accountants on accounting and financial disclosure matters during the periods reported herein.


                              Page 18 of 24 Pages

PART III

Item 10 Directors and Executive Officers of the Registrant

     This information required hereunder is incorporated be reference herein from our Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than April 30, 2003 (the "Definitive Proxy Statement").

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

Item 14 Controls and Procedures

     As required by Rule 13a-15 under the Exchange Act, within the 90-day period prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, the Company reviewed its internal controls, and there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

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


                              Page 19 of 24 Pages

PART IV

Item 15 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

Exhibit No.       Description of Exhibit
-----------       ----------------------

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

10.19 1995 Non-Employee Director Plan.*

10.20 Form of Officer and Director Indemnification Agreement.*

10.38 Employment Agreement dated July 14, 1998 between William Willett and the Company*

10.42 Lease dated as of May 14, 1997 between Robert C. Baker, et al as Landlord and the Company **

21.1  Subsidiaries of the Registrant.

23.1  Consent of Amper, Politziner & Mattia

23.2  Consent of Ernst & Young.


                              Page 20 of 24 Pages

     * Incorporated by reference to exhibits of the same number filed with the Registrant's Registration Statement on Form S-1 or amendments thereto (File No. 33-92810).

     ** Incorporated by reference to Exhibit 10.42 pf the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999.

     + Incorporated by reference to Annex I to the Registrant's Definitive Special Meeting Proxy Statement filed on December 1, 2000.


          (b) The Company did not file any reports on Form 8-K during the last quarter of the year ended December 31, 2002.

          (c) The exhibits required by Item 601 of Regulation S-K are reflected above in section (a) 3. of this Item.

          (d) The financial statement schedule is included as reflected in Section (a) 2. of this Item.












                              Page 21 of 24 Pages

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Shrewsbury, New Jersey, on March 20, 2003.

                                        PROGRAMMER'S PARADISE, INC.

                                        By:/s/ William H. Willett
                                           -----------------------------
                                           William H. Willett, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

         Signature                            Title                    Date

                            President, Chief Executive
                            Officer and Chairman of the          March 20, 2003
/s/ William H. Willett      Board of Directors
-------------------------
William H. Willett

                            Vice President, Chief Financial
/s/ Simon F. Nynens         and Accounting Officer               March 20, 2003
-------------------------
Simon F. Nynens


/s/ Mark T. Boyer           Director                             March 20, 2003
-----------------
Mark. T. Boyer


/s/ F. Duffield Meyercord   Director                             March 20, 2003
-------------------------
F. Duffield Meyercord


/s/ Edwin H. Morgens        Director                             March 20, 2003
-------------------------
Edwin H. Morgens


/s/ James W. Sight          Director                             March 20, 2003
-------------------------
James. W. Sight


/s/ Allan D. Weingarten     Director                             March 20, 2003
-------------------------
Allan D. Weingarten


                              Page 22 of 24 Pages

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, William H. Willett, President and Chief Executive Officer of Programmer's Paradise, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Programmer's Paradise, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 20, 2003

/s/ William H. Willett
----------------------
William H. Willett
President and Chief Executive Officer


                              Page 23 of 24 Pages

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Simon F. Nynens, Senior Vice President and Chief Financial Officer of Programmer's Paradise, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Programmer's Paradise, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 20, 2003

/s/ Simon F. Nynens
-------------------
Simon F. Nynens
Vice President and Chief Financial Officer


                              Page 24 of 24 Pages

                                Items 8 and 15(a)

Programmer's Paradise, Inc. and Subsidiaries

Index to Consolidated Financial Statements and Schedule


                                                             Page
                                                             ----
Reports of Independent Accountants                           F-2
Consolidated Balance Sheets                                  F-4
Consolidated Statements of Operations                        F-5
Consolidated Statements of Stockholders' Equity              F-6
Consolidated Statements of Cash Flows                        F-7
Notes to Consolidated Financial Statements                   F-8
Schedule II - Valuation and Qualifying Accounts              F-20

                        Report of Independent Accountants


The Board of Directors and Stockholders
Programmer's Paradise, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Programmer's Paradise, Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statement of operations, stockholders' equity, and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Programmer's Paradise, Inc. and Subsidiaries at December 31,2002, and the consolidated results of their operations and their cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for the year ended December 31, 2002. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

                                            /s/ Amper, Politziner & Mattia. P.C.

February 25, 2003
Edison, New Jersey

                        Report of Independent Accountants


The Board of Directors and Stockholders
Programmer's Paradise, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Programmer's Paradise, Inc. and Subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Programmer's Paradise, Inc. and Subsidiaries at December 31, 2000 and 2001, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                   /s/ Ernst & Young LLP


MetroPark, New Jersey
March 1, 2002












                  Programmer's Paradise, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                      (In thousands, except share amounts)



                                                                                       December 31
                                                                                  2001              2002
                                                                           -------------------------------------
Assets
Current assets:
 Cash and cash equivalents                                                          $11,425             $6,072
 Cash held in escrow                                                                  2,335                  -
 Marketable securities                                                                    -              5,110
 Accounts receivable, net of allowances of $791 and
   $728 in 2001 and 2002, respectively                                                8,449              6,342
 Inventory, net of allowances of $210 and $174 in 2001 and 2002,                        686              1,151
   respectively
 Prepaid expenses and other current assets                                              471                264
                                                                           -------------------------------------
Total current assets                                                                 23,366             18,939

Equipment and leasehold improvements, net                                               634                460
Other assets                                                                             57                 69
                                                                           -------------------------------------
                                                                                    $24,057            $19,468
                                                                           =====================================
Liabilities and stockholders' equity
Current liabilities:
 Accounts payable and accrued expenses                                               $9,649             $7,772
 Other current liabilities                                                              350                  -
                                                                           -------------------------------------
Total current liabilities                                                             9,999              7,772

Stockholders' equity:
 Common Stock $.01 par value:  Authorized, 10,000,000 shares, issued
   5,307,938 and 5,230,250 in 2001 and 2002, respectively                                53                 52
 Additional paid-in capital                                                          35,483             35,484
 Treasury stock, at cost, 263,407 and 1,389,576 shares in 2001 and 2002,
   respectively                                                                      (1,473)            (4,184)
 Retained earnings/(deficit)                                                        (19,539)           (19,511)
 Accumulated other comprehensive loss                                                  (466)              (145)
                                                                           -------------------------------------
Total stockholders' equity                                                           14,058             11,696
                                                                           -------------------------------------
                                                                                    $24,057            $19,468
                                                                           =====================================



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                  Programmer's Paradise, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)



                                                                                   Year ended December 31
                                                                         2000              2001               2002
                                                                  ---------------------------------------------------------

Net sales                                                                   $216,543           $89,536            $65,157
Cost of sales                                                                194,964            80,656             56,540
                                                                  ---------------------------------------------------------
Gross profit                                                                  21,579             8,880              8,617

Selling, general and administrative expenses                                  25,648            13,020              8,926
Amortization of goodwill                                                       1,385                25                  -
Impairment of goodwill                                                         7,000               230                  -
Cost of Restructuring                                                                              362                  -
Impairment of investment                                                         590                 -                  -
Settlement of escrow                                                               -                 -                348
Loss on sale of European subsidiaries                                          2,081                 -                  -
                                                                  ---------------------------------------------------------
Loss from operations                                                         (15,125)           (4,757)              (657)

Other (expense) income:
Interest expense                                                                (353)              (71)                 -
Interest income                                                                  301               389                241
Gain on sale of investments                                                        -                 -                205
Foreign currency transaction gain (loss)                                         186                 -                (31)
                                                                  ---------------------------------------------------------
Income (loss) before provision for income taxes                              (14,991)           (4,439)              (242)

Provision (benefit) for income taxes                                           2,483                83               (270)
                                                                  ---------------------------------------------------------

Net income (loss)                                                            (17,474)        $  (4,522)        $       28
                                                                  =========================================================

Basic income (loss) per common share                                    $      (3.51)        $   (0.91)        $     0.01
                                                                  =========================================================
Diluted income (loss) per common share                                  $      (3.51)        $   (0.91)        $     0.01
                                                                  =========================================================

Weighted average common shares outstanding-Basic                               4,983             4,987              4,459
                                                                  =========================================================
Weighted average common shares outstanding-Diluted                             4,983             4,987              4,480
                                                                  =========================================================





                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                  Programmer's Paradise, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                      (In thousands, except share amounts)

                                                                                                 Accumulated
                                         Common Stock      Additional              Retained         other
                                     --------------------   Paid-In    Treasury    Earnings /    comprehensive
                                        Shares    Amount    Capital      Stock      (Deficit)    Income (loss)    Total
                                     -------------------------------------------------------------------------------------

Balance at January 1, 2000            5,280,438          53      35,872      (1,356)       2,457     (2,177)      34,849
  Net loss                                                                               (17,474)                (17,474)
   Other comprehensive loss:
   Translation adjustment                                                                            (1,164)      (1,164)
                                                                                                                 -------
  Comprehensive loss                                                                                             (18,638)
  Translation balance included in
  net assets held for sale                                                                            3,060        3,060
  Tax benefit from stock options                                   (365)                                            (365)
  Repayment of proceeds from
  stock option exercise                                             (35)                                             (35)
   Exercise of stock options
                                          7,375                       4          31                                   35
                                     -------------------------------------------------------------------------------------
Balance at December 31, 2000          5,287,813          53      35,476      (1,325)     (15,017)      (281)      18,906
                                                                                          (4,522)                 (4,522)
  Net loss
   Other comprehensive loss:                                                                           (185)        (185)
                                                                                                                    ----
   Translation adjustment                                                                                         (4,707)
  Comprehensive loss
  Purchase of 38,607 treasury                                                  (148)                                (148)
   stock shares
   Exercise of stock options
                                         20,125                       7                                                7
                                     -------------------------------------------------------------------------------------
Balance at December 31, 2001          5,307,938         $53     $35,483     $(1,473)    $(19,539)     $(466)     $14,058
  Net income                                                                                  28                      28
  Other comprehensive loss:
  Reclassification adjustment for
    gain realized on sale of
    available-for-sale securities                                                                       (78)         (78)
  Unrealized gain on
    available-for-sale securities                                                                       114          114
  Translation adjustment                                                                                285          285
                                                                                                                     ---
  Comprehensive Income                                                                                               349
  Purchase of 1,126,169 treasury
   stock shares                                                              (2,711)                              (2,711)
  Other                                 (77,688)         (1)          1
                                     -------------------------------------------------------------------------------------
Balance at December 31, 2002          5,230,250         $52     $35,484     $(4,184)    $(19,511)     $(145)     $11,696
                                     =====================================================================================





                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                  Programmer's Paradise, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                Year ended December 31
                                                                      2000              2001               2002
                                                                -------------------------------------------------------
Cash flows from operating activities
Net Income (loss)                                                 $       (17,474)  $       (4,522)      $         28
Adjustments to reconcile net loss to net cash provided by
 operating activities:
    Impairment of investment                                                  590                -                  -
    Deferred income taxes                                                   2,834                -                  -
    Depreciation expense                                                      957              501                364
    Amortization expense                                                    1,609              303                 30
    Gain on sale of investments                                                 -                -                205
    Loss on sale of European subsidiaries                                   2,081                -                  -
    Impairment of goodwill                                                  7,000              230                  -
    Changes in operating assets and liabilities, net
     of assets held for sale:
      Accounts receivable                                                  (3,027)           4,599              2,107
      Inventory                                                               791            1,945               (465)
      Prepaid expenses and other current assets                               406            1,871                207
      Accounts payable and accrued expenses                                 6,822           (4,950)            (2,227)
      Net change in other operating assets and liabilities                   (354)              55                (41)
                                                                -------------------------------------------------------
Net cash provided by operating activities                                   2,235               32                208

Cash flows from investing activities
Purchase of equipment, leasehold improvements and other
                                                                             (581)            (201)              (191)
Change in net assets held for sale                                        (14,407)          12,163                  -
Change in cash held in escrow                                                   -           (2,335)             2,335
Purchases of investments                                                        -                -            (10,219)
Proceeds from sales of investments                                              -                -              4,904
                                                                -------------------------------------------------------
Net cash provided by (used in) investing activities                       (14,988)           9,627             (3,171)

Cash flows from financing activities
Borrowings (repayments) under lines of credit                              (2,628)               -                  -
Purchase of treasury stock                                                      -             (148)            (2,711)
Repayment of proceeds from stock option exercise                              (35)
Net proceeds from issuance of common stock                                     35                7                  -
                                                                -------------------------------------------------------
Net cash used in financing activities                                      (2,628)            (141)            (2,711)
                                                                -------------------------------------------------------
Effect of foreign exchange rate on cash                                      (125)            (184)               321
                                                                -------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                      (15,506)           9,334             (5,353)
Cash and cash equivalents at beginning of year                             17,597            2,091             11,425
                                                                -------------------------------------------------------
Cash and cash equivalents at end of year                          $         2,091   $       11,425       $      6,072
                                                                =======================================================

Supplementary disclosure of cash flow information:
Income taxes paid                                                 $           783   $          125       $          -
Interest paid                                                     $           298   $           71       $          -



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make extensive use of certain estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

Net Income (Loss) Per Common Share

Basic Income (loss) per share is computed using average shares outstanding during the period. The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS
128). Accordingly, the Company has disclosed earnings per share calculated using both the basic and diluted methods for all periods presented. A reconciliation of basic and diluted per-share computations is included in Note 6.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations in credit risk consist of cash and cash investments. The Company's $5.1 million investments in marketable securities are only in highly rated and highly liquid U.S. government Securities. The remaining cash balance is invested in short-term savings accounts with our primary bank, The Bank of New York. As such, the risk of significant changes in the value of our cash invested is minimal.

Investments in Securities

The Company accounts for investments in securities pursuant to the Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under this statement, the Company's securities with a readily determinable fair value have been classified as available for sale and are carried at fair value with an offsetting adjustment to Stockholder's Equity. Net unrealized gains and losses on marketable securities are credited or charged to accumulated other comprehensive income.

Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 2002, because of the relative short maturity of these instruments.

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

Goodwill

Goodwill represents the excess of costs over fair values of net assets acquired and is being amortized on a straight-line basis substantially over the estimated life of 15 years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

During the fourth quarter ended December 31, 2000, the goodwill from the acquisition of Software Developers Corporation ("SDC") in June 1996 was determined to be impaired and was adjusted accordingly as a result of the Company's ongoing evaluation of the realizability of such goodwill. The goodwill was the result of excess purchase price over assets from SDC.

In 2000, the catalog production and distribution processes were evaluated and it was determined that the value previously recognized was impaired. The customers buying patterns were beginning to change based upon increased competition from other direct market resellers and the accessibility to procure software products through competing websites.

During  the  Fourth  Quarter  of 2001 the  remaining  goodwill  in the amount of
$230,000  was  evaluated  and   determined  to  be  impaired  and  was  adjusted
accordingly, as a result of the Company's ongoing evaluation of such goodwill.

Comprehensive income (loss)

Comprehensive income (loss) consists of net income or loss for the period, the impact of unrealized foreign currency translation adjustments and unrealized gains or losses on investments.

Revenue Recognition

The Company records revenues from sales transactions when title to products sold passes to the customer. The Company's shipping terms dictate that the passage of title occurs upon receipt of products by the customer. The majority of the Company's revenues relates to physical products and is recognized on a gross basis with the selling price to the customer recorded as net sales with the acquisition cost of the product to the Company recorded as cost of sales. At the time of sale, the Company also records an estimate for sales returns based on historical experience. Software maintenance products, third party services and extended warranties sold by the Company (for which the Company is not the primary obligor) are recognized on a net basis in accordance with SAB 101, "Revenue Recognition" and EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent".

Accordingly, such revenues are recognized in net sales either at the time of sale or over the contract period, based on the nature of the contract, at the net amount retained by the Company, with no cost of goods sold. In accordance with EITF 00-10, "Accounting for Shipping and Handling Fees and Costs", the Company records freight billed to its customers as net sales and the related freight costs as a cost of sales. Vendor rebates and price protection are recorded when earned as a reduction to cost of sales or merchandise inventory, as applicable. Cooperative reimbursements from vendors, which are earned and available, are recorded in the period the related advertising expenditure is incurred.

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

Advertising Costs

Advertising costs are charged to expense in the period incurred. Advertising costs for 2000, 2001, and 2002 amounted to approximately $4,391, $4,024 and $2,740 respectively.

Impact of Accounting Pronouncements

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The adoption of FAS No.141 and No. 142 had no impact on the Company's operating results and financial position.

Effective January 1, 2002, the Company adopted he SFAS No. 144, "Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supercedes SFAS No. 121, removes goodwill from its scope and identifies the methods to be used in determining fair value. The adoption of SFAS No. 144 had no impact on the Company's operating results and financial position.

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 146, "Accounting for Costs Associated with Disposal or Exit Activities" ("SFAS 146"). SFAS 146 requires that liabilities for the costs associated with exit or disposal activities be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan. We adopted SFAS 146 on January 1, 2003. The new rules will change the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses.

In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately and are provided in Item
8. "Financial Statements and Supplementary Data, Note 8 - Commitments". We do not expect FIN 45 to have a material effect on our results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the prior disclosure guidance and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are generally effective for fiscal years ending after December 15, 2002. SFAS No. 148 will not impact our financial position and results of operations.

In January 2003, the FASB issued Interpretation 46 - "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. The related disclosure requirements are effective immediately. We do not expect FIN 46 to have a material effect on our results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  Marketable securities

Investments in available-for-sale securities as per December 31, 2002 were (in thousands):

                                  Cost             Market value    Unrealized
                                                                   Gain (loss)
     U.S. Government Securities   $ 5,074          $ 5,110             $ 36

The cost and market value of our investments in U.S. Government securities at December 31, 2002 by contractual maturity were (in thousands):

                                                     Estimated
                                                     Fair Value            Cost

Due in one year or less                                  $3,045          $3,043
Due in greater than one year                              2,065           2,031
                                                     ----------       ---------
Total investments in U.S. Government Securities          $5,110          $5,074
                                                     ==========       =========

Estimated fair values of marketable securities are based on quoted market prices.

4. Balance Sheet Detail

Equipment  and leasehold  improvements  consists of the following as of December
31:

                                                      2001            2002
                                                -------------------------------

Equipment                                       $         1,717  $       1,916
Leasehold improvements                                      298            291
                                                -------------------------------
                                                          2,015          2,207
Less accumulated depreciation and amortization           (1,381)        (1,747)
                                                -------------------------------
                                                $           634 $          460
                                                ===============================

Accounts  payable and accrued  expenses  consist of the following as of December
31:

                                          2001            2002
                                     --------------------------------

Trade accounts payable                 $  8,714        $  6,568
Other accrued expenses                      935           1,204
                                     --------------------------------
                                       $  9,649        $  7,772
                                     ================================

5.  Income Taxes

The provision (benefit) for income taxes is as follows:

                                 Year ended December 31
                          2000            2001            2002
                    --------------------------------------------------
Current:
   Federal             $        -      $       44      $     (322)
   State                        -              39              25
   Foreign                      -               -              27
                    --------------------------------------------------
                                -              83            (270)
Deferred:
   Federal                  2,195               -               -
   State                      639               -               -
   Foreign                   (351)              -               -
                    --------------------------------------------------
                            2,483               -               -
                    ==================================================
                       $    2,483      $       83      $     (270)
                    ==================================================

The reasons for the difference between total tax expense (benefit) and the amount computed by applying the U.S. statutory federal income tax rate to income before income taxes are as follows:

                                                                Year ended December 31
                                                         2000            2001             2002
                                                   --------------------------------------------------
Statutory rate applied to pretax income            $        (5,247)    $    (1,509)    $        (82)
Impairment of goodwill                                         748               -                -
Amortization of goodwill                                       113               -                -
State income taxes, net of benefit
 of federal income taxes                                      (704)           (173)             (75)
Foreign income taxes over U.S.
 statutory rate                                                495              56               25
Net increase(decrease) in valuation allowance                7,078            (379)            (155)
Loss on sale of foreign subsidiaries                             -           1,997                -
Other items                                                      -               8                -
Settlement of prior year's tax                                                  83               17
                                                   --------------------------------------------------
Income tax expense                                 $         2,483     $        83     $       (270)
                                                   ==================================================


Significant components of the Company's deferred tax assets are as follows as of:


                                                     December 31
                                        2001            2002
                                   --------------------------------
Fixed assets                           $      200     $      280
Accruals and reserves                       3,196          3,240
Net operating loss carry forwards           3,287          3,008
Credit carry forwards                          16             16
                                   --------------------------------
Deferred tax assets                    $    6,699     $    6,544
                                   ================================
Valuation allowance                        (6,699)        (6,544)
                                   ================================
Deferred tax assets                    $        0     $        0
                                   ================================

As of December 31, 2002, the Company had approximately $8,847 in federal net operating loss carryovers, which expire in varying amounts between 2003 and 2021 ($1,576 in 2003, $1,073 in 2004 and $6,198 in 2005 and beyond). As a result of the current uncertainty of realizing the benefits of the tax loss carry forward, valuation allowances equal to the tax benefits for the U.S. deferred taxes have been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period. The valuation allowance will be evaluated at the end of each reporting period, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required. The Company's ability to utilize certain net operating loss carry forwards is restricted to approximately $1.5 million per year cumulatively, as a result of an ownership change pursuant to Section 382 of the Internal Revenue Code.

For financial reporting purposes, income (loss) before income taxes includes the following components:

                               Year ended December 31
                          2000          2001           2002
                     --------------------------------------------

United States              $(12,574)      $(4,311)         $(395)
Foreign                      (2,417)         (128)           153
                     --------------------------------------------
                           $(14,991)      $(4,439)         $(242)
                     ============================================

During the years ended December 31, 2000, 2001 and 2002, the Company paid (received) approximately $783, $125 and $(376), respectively, in income taxes.

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

On April 21, 1995, the Board of Directors adopted the Company's 1995 Employee Stock Plan ("1995 Plan"). The 1995 Plan, as amended on May 7, 1998, provides for the grant of options to purchase up to 1,137,500 shares of the Company's common stock to officers, directors, employees and consultants of the Company. The 1995 Plan requires that each option shall expire on the date specified by the Compensation Committee, but not more than ten years from its date of grant in the case of ISO's and Non-Qualified Options. Options granted under the plan are exercisable at an exercise price equal to but not less than the fair market value of the common stock on the grant date. ISO's shall either be fully exercisable on the date of grant or shall become exercisable thereafter in such installments as the committee may specify. The options granted in 2002 were fully exercisable on the date of grant.

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

By March 1, 2002, a total of 7,875 options to purchase the Company's Common Stock under the 1986 option plan and 303,550 options to purchase the Company's Common Stock under the 1995 Stock Plan were surrendered, of which 305,175 were surrendered by the Company's executive officers. All of the options surrendered were exercisable in excess of the market price of the underlying Common Stock as of the dates of surrender.

On September 9, 2002, the Company granted 418,750 options at an option price of $2.13 per share to officers and key-employees. The options granted vested immediately on September 9, 2002. The Company granted options to purchase 200,000 shares to William H. Willett, the Company's President and Chief Executive Officer; options to purchase 100,000 shares to Simon Nynens, the Company's Vice President and Chief Financial Officer; options to purchase 55,000 shares to Jeffrey Largiader, the Companys' Vice President Marketing; and options to purchase 15,000 shares to Steve McNamara, the Vice President and General Manager of Programmer's Paradise Canada. The Company also granted options to purchase 16,875 shares to Directors on September 9, 2002. Each Director received options to purchase 3,375 shares of the Company's Common Stock at an option price of $2.13 per share. The options granted to Directors vest in an installment of 20% of the total option grant one year after the date of the option grant, and thereafter in equal quarterly installments of 5%, subject to the terms and conditions set forth in the 1995 Non-Employee Director Plan.

FASB 123 requires pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000, 2001 and 2002, respectively: risk free interest rates of 4.63%, 4.47% and 3.78%, dividend yields of 0% in all three periods, volatility factors of the expected market price of the Company's common stock of .73, .61 and .61, and a weighted-average expected life of the option of 8.3 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:


                                                                         Year ended December 31
                                                                   ------------------------------------
                                                                      2000         2001        2002
                                                                   ------------------------------------

Net income (loss) as reported                                       $(17,474)    $(4,522)         $28
Net income (loss) pro forma                                         $(17,718)    $(4,737)       $(435)
Basic and diluted net income (loss) per share, as reported            $(3.51)     $(0.91)       $0.01
Basic and diluted net income (loss) per share, pro forma              $(3.56)     $(0.95)      $(0.10)


The weighted average fair value of options granted during 2000, 2001 and 2002 is $6.23, $2.24 and $2.13 respectively.

Changes during 2000, 2001 and 2002 in options outstanding for the combined plans were as follows:

                                                     Weighted
                                        Number       Average
                                          of         Exercise
                                       Options        Price
                                    -----------------------------

Outstanding at January 1, 2000           786,239      $6.28
   Granted in 2000                       162,000       5.45
   Canceled in 2000                     (181,663)      5.53
   Exercised in 2000                     (14,475)      2.10
                                    ---------------
Outstanding at December 31, 2000         752,101       6.30
   Granted in 2001                        37,500       3.85
   Canceled in 2001                     (200,510)      7.94
   Exercised in 2001                     (20,125)      0.32
                                    ---------------
Outstanding at December 31, 2001         568,966       5.78
   Granted in 2002                       435,625       2.13
   Canceled in 2002                     (371,341)      6.30
   Exercised in 2002                           0          -
                                    ---------------
Outstanding at December 31, 2002         633,250       2.96
                                    ===============
Exercisable at December 31, 2002         592,000       2.91
                                    ===============

The options exercisable at December 31, 2001 and 2000 were 457,741 and 564,635 respectively.

Stock options outstanding at December 31, 2002 are summarized as follows:



                            Outstanding       Weighted                    Options Exercisable
                              Options          Average       Weighted            as of          Weighted Average
    Range of Exercise          as of          Remaining      Average            December            Exercise
         Prices          December 31, 2002   Contractual  Exercise Price        31, 2002              Price
                                                Life
--------------------------------------------------------------------------------------------------------------------

       $0.00 - 1.28               13,125           0.7          $0.67              13,125              $0.67
        1.29 - 2.59              435,625           9.7           2.13             435,625               2.13
        2.60 - 3.88               62,500           8.0           3.71              21,250               3.69
        3.89 - 5.18               37,500           2.3           4.00              37,500               4.00
        5.19 - 6.47               65,750           5.2           6.32              65,750               6.32
        6.48 - 7.76               18,750           4.0           7.50              18,750               7.50
                         -------------------                              ---------------------
                                 633,250                                          592,000
                         ===================                              =====================


Under the various plans, options that are cancelled can be reissued. At December 31, 2002, 666,843 shares were reserved for future issuance.

7.  Defined Contribution Plan

The Company maintains a defined contribution plan covering substantially all domestic employees. Participating employees may make contributions to the plan, through payroll deductions. Matching contributions are made by the Company equal to 50% of the employee's contribution to the extent such employee contribution did not exceed 6% of their compensation. During the years ended December 31, 2000, 2001 and 2002, the Company expensed approximately $95, $93 and $73 respectively, related to this plan.


8.  Commitments

Operating leases relates to the lease of the space used for our operations in Shrewsbury and Mount Laurel, NJ and Mississauga, Canada and certain equipment under long-term operating leases that include certain renewal options. The commitments for operating leases include the minimum rent payments and a proportionate share of operating expenses and property taxes. The future minimum rental payments for the US and Canada for the remaining terms of the leases are as follows:

2003                                                 488
2004                                                 480
2005                                                 433
2006                                                 433
2007 and thereafter                                  216
                                         ---------------
                                                 $ 2,050
                                         ===============

The Company is not committed by lines of credit, standby letters of credit, has no standby repurchase obligations or other commercial commitments. The Company is not engaged in any transactions with related or certain other parties.

Rent expense for the years ended December 31, 2000, 2001 and 2002 was approximately $1,135, $455 and $488 respectively.

9. Industry segment and Geographic information

Programmer's Paradise, Inc. operates in one primary business segment: the marketing of technical software and hardware for microcomputers, servers and networks in the United States and Canada. Prior to January 2001, the Company also operated in Europe.

Geographic revenue and identifiable assets related to operations as of and for the years ended December 31 were as follows


                                              ---------------------------------
                                                 2000        2001         2002
                                              ---------------------------------
Net sales to Unaffiliated Customers:
              United States                   $ 81,700    $ 81,339    $ 55,447
              Canada                             6,925       8,197       9,710
              Europe                           127,918           -           -
                                              ---------------------------------
              Total                           $216,543    $ 89,536    $ 65,157
                                              =================================

Identifiable Assets by Geographic Areas:
              United States                   $ 19,918    $ 20,938    $ 16,916
              Canada                             1,774       3,119       2,552
              Europe                            12,163           -           -
                                              ---------------------------------
              Total                           $ 33,855    $ 24,057    $ 19,468
                                              =================================

"Europe" is comprised of Austria, France, Germany, Italy, the Netherlands and the United Kingdom.

10. Quarterly Results of Operations (Unaudited)

The following table presents summarized quarterly results for 2002:

                         -------------------------------------------------
                               First       Second       Third      Fourth
                         -------------------------------------------------

Revenues                     $17,547      $16,926     $15,798     $14,886
Gross profit                   2,272        2,248       2,016       2,081
Net income (loss)                 98          431       (210)       (291)

Basic and dilutive
net income per share           $0.02        $0.09     $(0.05)     $(0.07)

The net loss for the fourth quarter of 2002 was primarily the result of the lower sales volume, which was primarily due a decline in demand from our customer base.

The following table presents summarized quarterly results for 2001:

                         -------------------------------------------------
                               First       Second       Third      Fourth
                         -------------------------------------------------

Revenues                     $24,164      $24,127     $24,177     $17,068
Gross profit                   2,537        2,452       2,318       1,573
Net income/(loss)              (156)        (562)       (428)     (3,376)

Basic and dilutive
net loss per share           $(0.03)      $(0.11)     $(0.09)     $(0.68)

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

11. Restructuring Cost

In December 2001, we announced and implemented a restructuring plan aimed at improving productivity per employee, including reductions in marketing, internet development and e-commerce teams, warehouse and support staff. Our goal was to significantly reduce annual operating expenses by realigning resources around our core sales and marketing initiatives. This plan included a restructuring charge of $0.4 million incurred in the fourth quarter of 2001. As a result of this restructuring, we terminated approximately 30 employees, resulting in severance payments and termination benefits of approximately $0.3 million in December 2001. Remaining costs of approximately $0.1 million related to abandoned equipment and leasehold improvements. All costs were incurred and charged to the appropriate accounts in December 2001. At December 31, 2001 the Company had a remaining accrual of $0.2 million related to severance payments that were paid in 2002.

12. Settlement of Escrow

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

                  Programmer's Paradise, Inc. and Subsidiaries
                 Schedule II--Valuation and Qualifying Accounts
                                 (In Thousands)

                                                                     Amounts
                                                        Charged to  transferred
                                            Beginning   Cost and    to net assets                Ending
               Description                   Balance    Expense     held for sale   Deductions   Balance
 -----------------------------------------------------------------------------------------------------------

 Year ended December 31, 2000:
    Allowances for accounts receivable          $1,430       918          (1,442)       376           $530
    Reserve for Obsolescence                      $387       376            (257)        65           $441
    Valuation allowance deferred taxes               -     7,078               -          -         $7,078

 Year ended December 31, 2001:
    Allowances for accounts receivable            $530     1,328               -      1,067           $791
    Reserve for Obsolescence                      $441       345               -        576           $210
    Valuation allowance deferred taxes          $7,078      (379)              -          -         $6,699

 Year ended December 31, 2002:
    Allowances for accounts receivable            $791       662                        725           $728
    Reserve for Obsolescence                      $210        25                         61           $174
    Valuation allowance deferred taxes          $6,699      (155)              -          -         $6,544
