Form 10-Q
period 2003-03-31
PROGRAMMERS PARADISE INC
filed 2003-05-08
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003

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

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         There were 3,745,205 outstanding shares of Common Stock, par value $.01 per share, as of April 25, 2003, not including 1,485,045 shares classified as Treasury Stock.

                                      PART I - FINANCIAL INFORMATION

                               PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (In thousands)

                                                                         March 31,           December 31,
                                                                            2003                 2002
                                                                            ----                 ----
                                                                        (Unaudited)           (Audited)

                                                  ASSETS

  Current assets
    Cash and cash equivalents                                        $       5,307       $       6,072
    Marketable Securities                                                    5,474               5,110
    Accounts receivable, net                                                 6,224               6,342
    Inventory - finished goods                                               1,002               1,151
    Prepaid expenses and other current assets                                  196                 264
                                                                     -------------       -------------
  Total current assets                                                      18,203              18,939


  Equipment and leasehold improvements, net                                    432                 460
  Other assets                                                                  64                  69
                                                                     -------------       -------------
  Total assets                                                       $      18,699       $      19,468
                                                                     =============       =============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities
    Accounts payable and accrued expenses                            $       7,034       $       7,772
    Dividend payable                                                           375                   -
                                                                     -------------       -------------
  Total current liabilities                                                  7,409               7,772

  Commitments and contingencies

  Stockholders' equity
    Common stock, $.01 par value:
       authorized, 10,000,000 shares; issued 5,203,250 shares                   52                  52
    Additional paid-in capital                                              35,109              35,484
    Treasury stock, at cost, 1,485,045 shares and 1,389,576
       shares, respectively                                                 (4,375)             (4,184)
    Retained earnings                                                      (19,470)            (19,511)
    Accumulated other comprehensive loss                                       (26)               (145)
                                                                     -------------       -------------
  Total stockholders' equity                                                11,290              11,696
                                                                     -------------       -------------
  Total liabilities and stockholders' equity                         $      18,699       $      19,468
                                                                     =============       =============


          The accompanying notes are an integral part of these consolidated financial statements.

                             PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                        COMPREHENSIVE INCOME
                                             (Unaudited)
                                (In thousands, except per share data)
                                                                              Three months ended
                                                                                   March 31,
                                                                                   ---------
                                                                            2003              2002
                                                                            ----              ----

         Net sales                                                     $    15,198      $     17,445

         Cost of sales                                                      13,210            15,173
                                                                       -----------      ------------

         Gross profit                                                        1,988             2,272

         Selling, general and administrative expenses                        1,978             2,168
                                                                       -----------      ------------

         Income from operations                                                 10               104

         Interest income, net                                                   31                52

         Unrealized foreign exchange gain/(loss)                                22               (10)
                                                                       -----------      ------------

         Income before income tax provision                                     63               146

         Provision for income taxes                                             22                48
                                                                       -----------      ------------

         Net income                                                    $        41      $         98
                                                                       ===========      ============

         Net income per common share-Basic                             $      0.01      $       0.02
                                                                       -----------      ------------

         Net income per common share-Diluted                           $      0.01      $       0.02
                                                                       -----------      ------------

         Weighted average common shares outstanding-Basic                    3,745             4,919
                                                                       -----------      ------------

         Weighted average common shares outstanding-Diluted                  3,754             4,928
                                                                       -----------      ------------

         Reconciliation to comprehensive income:
         ---------------------------------------
         Net Income                                                    $        41      $         98
                                                                       -----------      ------------
         Other comprehensive income (loss), net of tax:
               Unrealized loss on available-for-sale securities                 (5)                -
               Foreign currency translation adjustments                        124               (43)
                                                                       -----------      ------------
         Total comprehensive income                                    $       160      $         55
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


                                                Page 3

                            PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                          (In thousands)

                                                                              Three Months Ended
                                                                                  March 31,
                                                                             2003           2002
                                                                             ----           ----

Cash flows from operating activities
Net income                                                               $      41       $     98
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                               89            104
      Changes in operating assets and liabilities:
    Accounts receivable                                                        117           (137)
    Inventory                                                                  149           (548)
    Prepaid expenses and other current assets                                   68             65
    Accounts payable and accrued expenses                                     (738)            94
    Net change in other assets and liabilities                                  (1)            (2)
                                                                         ---------       --------
Net cash used for operating activities                                        (275)          (326)
                                                                         ---------       --------

Cash flows from investing activities:
  Purchases of available-for-sale securities                                (1,369)             -
  Redemptions of available-for-sale securities                               1,000              -
  Increase in cash held in escrow                                                -             43
  Capital expenditures                                                         (55)           (10)
                                                                         ---------       --------
Net cash (used for) provided by investing activities                          (424)            33
                                                                         ---------       --------

Cash flows from financing activities:
  Purchase of treasury stock                                                  (190)          (161)
                                                                         ---------       --------
  Net cash used for financing activities                                      (190)          (161)
                                                                         ---------       --------

Effect of foreign exchange rate on cash                                        124            (43)
                                                                         ---------       --------

Net decrease in cash and cash equivalents                                     (765)          (497)
Cash and cash equivalents at beginning of period                             6,072         11,425
                                                                         ---------       --------
Cash and cash equivalents at end of period                               $   5,307       $ 10,928
                                                                         =========       ========


 The accompanying notes are an integral part of these condensed consolidated financial statements.


                                               Page 4

                  PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 March 31, 2003

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements.

         The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, restructuring and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the opinion of Management all adjustments that are of a normal recurring nature, considered necessary for fair presentation, have been included. Actual results may differ from these estimates under different assumptions or conditions. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

2. Assets and liabilities of the Company's Canadian Subsidiary have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year. The revenue for our Canadian operations in the first quarter of 2003 remained flat at $2.7 million, as compared to the first quarter of 2002. Cumulative translation adjustments have been classified within other comprehensive income (loss), which is a separate component of stockholders equity in accordance with FASB Statement No. 130. "Reporting Comprehensive Income".

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

         In accordance with EITF 02-16, "Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor's Products)," consideration from vendors, such as advertising support funds, are accounted for as a reduction to cost of sales unless certain requirements are met showing that the vendor receives an identifiable fair value in exchange for the consideration. If these specific requirements related to individual vendors are met, the consideration is accounted for as revenue.

4. In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the prior disclosure guidance and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are generally effective for fiscal years ending after December 15, 2002. The adoption of SFAS 148 had no effect on our financial position or results of operations for the quarter ended March 31, 2003.

         In January 2003, the FASB issued Interpretation 46 - "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. The related disclosure requirements are effective immediately. The adoption of FIN 46 had no effect on financial position or results of operations for the quarter ended March 31, 2003.

         In January 2003, the EITF reached a consensus on Issue No. 02-16, " Accounting by a Reseller for Cash Consideration Received From a Vendor ." EITF Issue No. 02-16 provides guidance on how resellers of vendors' products should account for cash consideration received from their vendors. The provisions of EITF Issue No. 02-16 will apply to arrangements, including modifications of existing arrangements, entered into after December 31, 2002. The adoption of EITF 02-16 had no effect on our financial position or results of operations for the quarter ended March 31, 2003.

5. Basic EPS is computed by dividing net earnings (loss) by the weighted average number of shares outstanding during the period. Diluted EPS is computed considering the potentially dilutive effect of outstanding stock options. A reconciliation of the numerator and denominators of the basic and diluted per share computations follows (in thousands, except per share data):

                                                                                       Three months ended
                                                                                            March 31,
                                                                                            ---------
                                                                                       2003         2002
                                                                                       ----         ----
Numerator:
  Net Income                                                                        $      41    $      98
Denominator:
  Weighted average shares (Basic)                                                       3,745        4,919
  Dilutive effect of outstanding options                                                    9            9
                                                                                    ---------    ---------

   Weighted average shares including assumed conversions (Diluted)                      3,754        4,928

Basic net income per share                                                          $    0.01    $    0.02
Diluted net income per share                                                        $    0.01    $    0.02


6. On March 28, 2003 our Board of Directors declared a quarterly dividend of $.10 per share on our common stock payable April 25, 2003 to shareholders of record on April 7, 2003. Our Board intends to periodically review the amount and frequency of future payments in the light of the Company's operations and need for capital. The dividend is reflected as a reduction of Additional Paid in Capital.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Programmer's Paradise, Inc. operates in one primary business segment: the marketing of technical software and hardware for microcomputers, servers and networks in the United States and Canada.

We offer a wide variety of technical and general business application software and PC hardware and components from a broad range of publishers and manufacturers. We market our products through our catalogs, direct mail programs and advertisements in trade magazines as well as through Internet and e-mail promotions. Through our wholly owned subsidiary, Lifeboat Distribution Inc., we distribute marketed products to dealers and resellers in the United States and Canada.

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

                                                           Three months ended
                                                                 March 31,
                                                                 ---------
                                                             2003         2002
                                                             ----         ----

      Net sales                                              100.0%       100.0%
      Cost of sales                                           86.9         87.0
                                                          --------     --------
      Gross profit                                            13.1         13.0
      Selling, general and administrative expenses            13.0         12.4
                                                          --------     --------
      Income from operations                                   0.1          0.6
      Interest income, net                                     0.2          0.3
      Unrealized foreign exchange gain (loss)                  0.1         (0.1)
                                                          --------     --------
      Income before income taxes                               0.4          0.8
      Income taxes                                             0.1          0.2
                                                          --------     --------
      Net income                                               0.3%         0.6%
                                                          --------     --------

Net Sales

Net sales in the first quarter of 2003 decreased 12.9% or $2.2 million to $15.2 million compared to $17.4 million for the same period in 2002. The quarter over quarter revenue decline reflects the continued difficult business environment. On a forward-looking basis, the overall market demand for the software we sell continues to be volatile with the timing and extent of the market's recovery remaining uncertain.

Gross Profit

Gross profit as a percentage of net sales increased to 13.1% for the quarter ended March 31, 2003, compared to 13.0% for the same period in 2002. Gross profit in absolute dollars for the three-month period ended March 31, 2003 was $2.0 million as compared to $2.3 million in 2002.

The slight increase in Gross Profit Margin reflects a minor shift in the mix of sales. The decrease in gross profit dollars is a result of our lower sales.

On a forward-looking basis, gross profit margin in future periods may be less than the 13.1% achieved in the first quarter of 2003. Gross profit margin depends on various factors, including the continued participation by vendors in inventory price protection and rebate programs, product mix, including software maintenance and third party services, pricing strategies, market conditions and other factors, any of which could result in a reduction of gross margins below those realized in the first quarter of 2003.

Selling, General and Administrative Expenses

SG&A expenses for the quarter ended March 31, 2003 were $2.0 million as compared to $2.2 million for the same period in 2002, a decrease of $0.2 million or 9%. This decrease was primarily due to lower personnel-related expenses, cost containment initiatives and improved cost control policies and procedures.

In light of current business conditions, we will continue to review our organization and cost structure in an effort to further reduce operating expenses and improve efficiencies.

Foreign currency transactions Gain (Loss)

The unrealized foreign exchange gain for the quarter ended March 31, 2003 was $22,000 compared to a loss of $10,000 for the same period in 2002. This gain in the first three months of 2003 is primarily due to the trade activity with our Canadian subsidiary. Although the Company does maintain bank accounts in Canadian currencies to reduce currency exchange fluctuations, the Company is, nevertheless, subject to risks associated with such fluctuations.

Income Taxes

For the quarter ended March 31, 2003, the Company recorded a provision for income taxes of approximately $ 22,000, which consists of a provision for Canadian taxes.

The loss carry forwards offset the provision for income taxes for our U.S. operations. As per March 31, 2003, the Company had recorded a U.S. deferred tax asset of approximately $6.5 million reflecting, in part, a benefit of $3 million in federal and state tax loss carry forwards, which will expire in varying amounts between 2003 and 2022. As a result of the current uncertainty of realizing the benefits of the tax loss carry forward, valuation allowances equal to the tax benefits for the U.S. deferred taxes have been established.

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

Liquidity and Capital Resources

Our cash and cash equivalents decreased by $0.8 million to $5.3 million at March 31, 2003, from $6.1 million at December 31, 2002.

Net cash used for operating activities for the quarter ended March 31, 2003 was $0.3 million and primarily resulted from a $0.7 million decrease in accounts payable and accrued expenses. This decrease was partly offset by a $117,000 decrease in accounts receivable and a $149,000 decrease in inventory. The decrease in accounts receivable relates primarily to improvement in collection and the decrease in sales. The decrease in accounts payable is primarily due to our decreased revenue as well as using our cash to pay vendors promptly in order to obtain more favorable conditions.

Cash used for investing activities for the quarter ended March 31, 2003 amounted to $0.4 million. As a result of the current low interest rates on our short-term savings accounts we decided to invest an additional $369,000 in US Government securities, furthermore we invested $55,000 in capital expenditures.

Cash used for financing activities for the quarter ended March 31, 2003 of $190,000 consisted of the purchase of our own stock under the buyback program discussed below.

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

The repurchase program is expected to remain effective for 2003. We intend to hold the repurchased shares in treasury for general corporate purposes, including issuances under various stock option plans. As of March 31, 2003, we owned approximately 1,485,000 shares purchased at an average cost of $2.95. In the first quarter of 2003, we repurchased 95,469 shares of company stock at an average share price of $1.99.

The Company's current and anticipated use of its cash and cash equivalents is, and will continue to be, to fund working capital, operational expenditures and the stock buyback program. Our business plan furthermore contemplates to continue to use our cash to pay vendors promptly in order to obtain more favorable conditions.

The Company believes that the funds held in cash and cash equivalents will be sufficient to fund the Company's working capital and cash requirements for at least the next 12 months. We currently do not have any credit facility and, in the foreseeable future, we do not plan to enter into an agreement providing for a line of credit.

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

Certain Factors Affecting Operating Results

This report includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Statements in this report regarding future events or conditions, including statements regarding industry prospects and the Company's expected financial position, business and financing plans, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. We strongly urge current and prospective investors to carefully consider the cautionary statements and risks contained in this Report. Such risks include, but are not limited to, the continued acceptance of the Company's distribution channel by vendors and customers, the timely availability and acceptance of new products, contribution of key vendor relationships and support programs, as well as factors that affect the software industry in general.

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

The Company's $5.5 million investments in marketable securities are only in highly rated and highly liquid U.S. government Securities. The remaining cash balance is invested in short-term savings accounts with our primary bank, The Bank of New York. As such, the risk of significant changes in the value of our cash invested is minimal.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits.

            None.

        (b) Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended March 31, 2003.




                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      PROGRAMMER'S PARADISE, INC.



         May 8, 2003                  By:   /s/   Simon F. Nynens
---------------------------------           --------------------------------
         Date                               Simon F. Nynens, Chief Financial
                                            Officer and Vice President



         May 8, 2003                  By:   /s/   William H. Willett
---------------------------------           -----------------------------------
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

CERTIFICATION
-------------

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

Date:  May 8, 2003


/s/ William H. Willett
-----------------------
William H.Willett
Chief Executive Officer

CERTIFICATION
-------------

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

Date:  May 8, 2003


/s/ Simon F. Nynens
-----------------------
Simon F. Nynens
Chief Financial Officer