Form 10-Q
period 2003-07-31
PROGRAMMERS PARADISE INC
filed 2003-08-04
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File No. 000-26408
Programmer's Paradise, Inc.
(Exact name of Registrant as specified in its charter)
Delaware	13-3136104
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1157 Shrewsbury Avenue, Shrewsbury, New Jersey	07702
(Address of principal executive offices)	(Zip code)
Issuer's Telephone Number (732) 389-8950

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X       No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)       Yes           No  X

There were 3,689,605 outstanding shares of Common Stock, par value $.01 per share, as of August 1, 2003, not including 1,560,645 shares classified as Treasury Stock.

PART I - FINANCIAL INFORMATION
PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)
	June 30, 2003 (Unaudited)	December 31, 2002 (Audited)
ASSETS
Current assets
Cash and cash equivalents	$ 3,505	$ 6,072
Marketable Securities	7,458	5,110
Accounts receivable, net	5,953	6,342
Inventory - finished goods	987	1,151
Prepaid expenses and other current assets	130	264
Total current assets	$ 18,033	18,939
Equipment and leasehold improvements, net	361	460
Other assets	59	69
Total assets	$ 18,453 ======	$ 19,468 ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$ 6,990	$ 7,772
Dividend payable	369	-
Total current liabilities	7,359	7,772
Commitments and contingencies
Stockholders' equity
Common stock, $.01 par value; authorized, 10,000,000 shares; issued 5,250,250 shares and 5,230,250 shares, respectively	53	52
Additional paid-in capital	34,785	35,484
Treasury stock, at cost, 1,560,645 shares and 1,389,576 shares, respectively	(4,556)	(4,184)
Accumulated deficit	(19,267)	(19,511)
Accumulated other comprehensive income (loss)	79	(145)
Total stockholders' equity	11,094	11,696
Total liabilities and stockholders' equity	$ 18,453 ======	$ 19,468 ======

The accompanying notes are an integral part of these consolidated financial statements.

PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited) (In thousands, except per share data)
	Six months ended June 30,		Three months ended June 30,
	2003	2002	2003	2002
Net sales	$ 31,249	$ 34,473	$ 16,051	$ 16,926
Cost of sales	27,138	29,953	13,928	14,678
Gross profit	4,111	4,520	2,123	2,248
Selling, general and administrative expenses	3,939	4,366	1,961	2,197
Income from operations	172	154	162	51
Interest income, net	50	130	19	78
Realized foreign exchange gain (loss)	80	(7)	58	2
Income before income taxes	302	277	239	131
Provision (benefit) for income taxes	58	(252)	36	(300)
Net income	$ 244 =======	$ 529 =======	$ 203 =======	$ 431 =======
Net income per common share - Basic	$ 0.07 =======	$ 0.11 =======	$ 0.05 =======	$ 0.09 =======
Net income per common share - Diluted	$ 0.06 =======	$ 0.11 =======	$ 0.05 =======	$ 0.09 =======
Weighted average number of common shares outstanding
Basic	3,736 =======	4,852 =======	3,727 =======	4,784 =======
Diluted	3,802 =======	4,861 =======	3,792 =======	4,794 =======
Reconciliation of net income to comprehensive income):
Net income	$ 244	$ 529	$ 203	$ 431
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	14	100	19	100
Foreign currency translation adjustments	210	394	86	437
Total comprehensive income	$ 468 =======	$ 1,023 =======	$ 308 =======	$ 968 =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

 PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Treasury	Retained Earnings /	Accumulated other comprehensive
	Shares	Amount	Capital	Stock	(Deficit)	Income (loss)	Total
Balance at January 1, 2003	5,230,250	$52	$ 35,484	$ (4,184)	$ (19,511)	$ (145)	$ 11,696
Net income					244		244
Other comprehensive income:
Exercise of stock options	20,000	1	45				46
Dividend paid			(375)				(375)
Dividend declared payable			(369)				(369)
Unrealized gain on available-
for-sale securities						14	14
Translation adjustment						210	210
							224
Comprehensive Income
Purchase of 171,069 treasury stock shares				(372)			(372)
Other

Balance at June 30, 2003	5,250,250 =======	$53 ======	$ 34,785 =======	$ (4,556) =======	$ (19,267) ========	$ 79 ===========	$ 11,094 ========

 The accompanying notes are an integral part of the consolidated financial statements.

PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)
	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities
Net income	$ 244	$ 529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	173	201
Changes in operating assets and liabilities:
Accounts receivable	389	(390)
Inventory	164	(118)
Prepaid expenses and other current assets	134	28
Refundable income taxes	-	(337)
Accounts payable and accrued expenses	(782)	(1,830)
Net change in other assets and liabilities	(1)	(3)
Net cash provided by (used for) operating activities	321	(1,920)

Cash flows from investing activities:
Purchases of available-for-sale securities	(3,334)	(5,183)
Redemptions of available-for-sale securities	1,000	-
Increase in cash held in escrow	-	(279)
Capital expenditures	(62)	(78)
Net cash used for investing activities	(2,396)	(5,540)

Cash flows from financing activities:
Net proceeds from issuance of common stock	45	-
Dividend paid	(375)	-
Purchase of treasury stock	(372)	(672)
Net cash used for financing activities	(702)	(672)
Effect of foreign exchange rate on cash	210	393
Net decrease in cash and cash equivalents	(2,567)	(7,739)
Cash and cash equivalents at beginning of period	6,072	11,425
Cash and cash equivalents at end of period	$ 3,505 ========	$ 3,686 ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
June 30, 2003

1.             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

2.             Assets and liabilities of the Company's Canadian subsidiary have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year. The revenue for our Canadian operations in the first six months of 2003 increased by 5% to $5.2 million as compared to the first six months of 2002. Cumulative translation adjustments and unrealized gains on available-for-sale securities have been classified within other comprehensive income, which is a separate component of stockholders equity in accordance with FASB Statement No. 130. "Reporting Comprehensive Income".

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

4.             In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the prior disclosure guidance and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

                The provisions of SFAS No. 148 are generally effective for fiscal years ending after December 15, 2002. The adoption of SFAS 148 had no effect on our financial position or results of operations for the quarter ended June 30, 2003.

                 In January 2003, the FASB issued Interpretation 46 - "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. The related disclosure requirements are effective immediately. The adoption of FIN 46 had no effect on financial position or results of operations for the quarter ended June 30, 2003.

                 In January 2003, the EITF reached a consensus on Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor." EITF Issue No. 02-16 provides guidance on how resellers of vendors' products should account for cash consideration received from their vendors. The provisions of EITF Issue No. 02-16 will apply to arrangements, including modifications of existing arrangements, entered into after December 31, 2002. The adoption of EITF 02-16 had no effect on our financial position or results of operations for the quarter ended June 30, 2003.

5.              Basic EPS is computed by dividing net earnings (loss) by the weighted average number of shares outstanding during the period. Diluted EPS is computed considering the potentially dilutive effect of outstanding stock options. A reconciliation of the numerator and denominators of the basic and diluted per share computations follows (in thousands, except per share data):

	Six months ended June 30,
	2003	2002
Numerator:
Net Income	$ 244	$ 529
Denominator:
Weighted average shares (Basic)	3,736	4,852
Dilutive effect of outstanding options	66	9
Weighted average shares including assumed conversions (Diluted)	3,802	4,861
Basic net income per share	$ 0.07	$ 0.11
Diluted net income per share	$ 0.06	$ 0.11

6.             On June 25, 2003 our Board of Directors declared a quarterly dividend of $.10 per share on our common stocks payable July 25, 2003 to shareholders of record on July 7, 2003. Our Board intends to periodically review the amount and frequency of future payments in the light of the Company's operations and need for capital. The dividend is reflected as a reduction of Additional Paid in Capital.

7.             The Company had one major customer that accounted for 10.5% of total net sales during the quarter ending June 30, 2003, and 12.5% of total net accounts receivable as of June 30, 2003. The Company had two major vendors that accounted for 26.1% and 15.1% of total purchases during the quarter ending June 30, 2003.

8.              For the quarter ended June 30, 2003, the Company recorded a provision for income taxes of approximately $36,000 and $58,000 for the six month period ended June 30, 2003. This provision is for Canadian income taxes. For the quarter ended June 30, 2002, the Company recorded a benefit for income taxes of approximately $ 300,000, which consists of a provision of $15,000 for Canadian taxes as well as a $315,000 benefit for domestic taxes. For the six-month period ended June 30, 2002, the Company recorded a $252,000 income tax benefit. The Job Creation and Worker Assistance Act of 2002 (Job Creation Act), enacted March 9, 2002 temporarily extends the carry back period to five years for losses arising in tax years 2001 and 2002. As a result, the Company filed a carry back claim for a refund in the amount of approximately $315,000. The loss carry forwards offset the provision for income taxes for our U.S. operations. As of June 30, 2003, the Company had a U.S. deferred tax asset of approximately $6.5 million reflecting, in part, a benefit of $3.1 million in federal and state tax loss carry forwards, which will expire in varying amounts between 2003 and 2022. As a result of the current uncertainty of realizing the benefits of the tax loss carry forward, valuation allowances equal to the tax benefits for the U.S. deferred taxes have been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period. The valuation allowance will be evaluated at the end of each reporting period, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required. The Company's ability to utilize certain net operating loss carry forwards is restricted to approximately $1.5 million per year cumulatively, as a result of an ownership change pursuant to Section 382 of the Internal Revenue Code.

9.             The Company accounts for stock option plans under the recognition and measurement principles of Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. In accordance with SFAS No. 148, the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation is a as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income - as reported	203	431	244	529
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(27)	(116)	(55)	(232)
Pro forma net income	176 ====	315 ====	189 ====	297 ====
Net income per share:
Basic earnings per share - as reported	$ 0.05 ====	$ 0.09 ====	$ 0.07 ====	$ 0.11 ====
Basic earnings per share - pro forma	$ 0.05 ====	$ 0.07 ====	$ 0.05 ====	$ 0.06 ====
Net income per share:
Diluted earnings per share - as reported	$ 0.05 ====	$ 0.09 ====	$ 0.06 ====	$ 0.11 ====
Diluted earnings per share - pro forma	$ 0.05 ====	$ 0.07 ====	$ 0.05 ====	$ 0.06 ====

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
	Three months ended June 30,
	2003	2002
Net sales	100.0%	100.0%
Cost of sales	86.8	86.7
Gross profit	13.2	13.3
Selling, general and administrative expenses	12.2	13.0
Income from operations	1.0	0.3
Interest income, net	0.1	0.5
Foreign currency transaction gain	0.4	0.0
Income before income taxes	1.5	0.8
Provision (benefit) for income taxes	0.2	(1.7)
Net income	1.3%	2.5%

Net Sales

Net sales in the second quarter of 2003 decreased 5% or $0.9 million to $16 million compared to $16.9 million for the same period in 2002. For the six months period ended June 30, 2003, net sales decreased by $3.2 million or 9% over the six months ended June 30, 2002. The revenue decline primarily reflects the continued difficult business environment. On a forward-looking basis, the overall market demand for the software we sell continues to be volatile with the timing and extent of the market's recovery remaining uncertain.

Gross Profit

Gross profit as a percentage of net sales remained relatively flat at 13.2% for the quarter ended June 30, 2003, compared to 13.3% for the same period in 2002. Gross profit in absolute dollars for the three-month period ended June 30, 2003 was $2.1 million as compared to $2.2 million for the same period in 2002. For the six month period ended June 30, 2003, gross profit decreased by $0.4 million as compared to the same period in 2002.

The decrease in gross profit dollars is a result of our lower sales. On a forward-looking basis, gross profit margin in future periods may be less than the 13.2% achieved in the second quarter and in the first six months of 2003. Gross profit margin depends on various factors, including the continued participation by vendors in inventory price protection and rebate programs, product mix, including software maintenance and third party services, pricing strategies, market conditions and other factors, any of which could result in a reduction of gross margins below those realized in the second quarter of 2003.

Selling, General and Administrative Expenses

SG&A expenses for the quarter ended June 30, 2003 were $2 million as compared to $2.2 million for the same period in 2002, a decrease of $0.2 million or 11%. For the six month period ended June 30, 2003, SG&A expenses decreased by $0.4 million or 10%. This decrease was primarily due to lower personnel-related expenses, cost containment initiatives and improved cost control policies and procedures.

In light of current business conditions, we will continue to review our organization and cost structure in an effort to further reduce operating expenses and improve efficiencies.

Foreign currency transactions Gain (Loss)

The realized foreign exchange gain for the quarter ended June 30, 2003 was $58,000 compared to a gain of $2,000 for the same period in 2002. For the six month period ended June 30, 2003, the realized foreign exchange gain was $80,000 as compared to a loss of $7,000 for the same period in 2002. This gain is primarily due to the trade activity with our Canadian subsidiary. Although the Company does maintain bank accounts in Canadian currencies to reduce currency exchange fluctuations, the Company is, nevertheless, subject to risks associated with such fluctuations.

Income Taxes

For the quarter ended June 30, 2003, the Company recorded a provision for income taxes of approximately 36,000 and $58,000 for the six month period ended June 30, 2003. This provision is for Canadian taxes. For the quarter ended June 30, 2002, the Company recorded a benefit for income taxes of approximately $ 300,000, which consists of a provision of $15,000 for Canadian taxes as well as a $315,000 benefit for domestic taxes. For the six-month period ended June 30, 2002, the Company recorded a $252,000 income tax benefit. The Job Creation and Worker Assistance Act of 2002 (Job Creation Act), enacted March 9, 2002 temporarily extends the carry back period to five years for losses arising in tax years 2001 and 2002. As a result, the Company filed a carry back claim for a refund in the amount of approximately $315,000.

The loss carry forwards offset the provision for income taxes for our U.S. operations. As per June 30, 2003, the Company had recorded a U.S. deferred tax asset of approximately $6.5 million reflecting, in part, a benefit of $3.1 million in federal and state tax loss carry forwards, which will expire in varying amounts between 2003 and 2022. As a result of the current uncertainty of realizing the benefits of the tax loss carry forward, valuation allowances equal to the tax benefits for the U.S. deferred taxes have been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period. The valuation allowance will be evaluated at the end of each reporting period, considering positive and negative evidence about whether the deferred tax asset will be realized.

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

Liquidity and Capital Resources

During the first six months of 2003, our cash and cash equivalents decreased by $2.6 million to $3.5 million at June 30, 2003, from $6.1 million at December 31, 2002. Net cash provided by operating activities amounted to $0.3 million; net cash used in investing activities amounted to $2.4 million and cash used for financing activities amounted to $0.7 million.

Net cash provided by operating activities in the first six months of 2003 was $0.3 million and primarily resulted from our net income of $244,000 and from a $0.8 million decrease in accounts payable and accrued expenses. This decrease was partly offset by a $389,000 decrease in accounts receivable and a $165,000 decrease in inventory. The decrease in accounts receivable relates primarily to improvement in collection and the decrease in sales. The decrease in accounts payable is primarily due to our decreased revenue as well as using our cash to pay vendors promptly in order to obtain more favorable conditions.

Net cash used for investing activities in the first six months of 2003 amounted to $3.3 million. As a result of the current low interest rates on our short-term savings accounts we decided to invest $2 million in corporate bonds and an additional $1.3 million in U.S. Government securities. These securities are highly rated and highly liquid. These securities are classified as available-for-sale securities in accordance with SFAS 130, and as a result unrealized gains and losses are reported as part of other comprehensive income (loss). On June 30, 2003, the unrealized gains on our total investment portfolio amounted to $14,000.

Net cash used for financing activities in the first six months of 2003 of $700,000 consisted of the $0.4 million payment of our declared dividend in April 2003 and of the purchase of 171,069 shares of our own stock under the buyback program discussed below.

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

The repurchase program is expected to remain effective for the remainder of 2003. We intend to hold the repurchased shares in treasury for general corporate purposes, including issuances under various stock option plans. As of June 30, 2003, we owned 1,560,645 shares purchased at an average cost of $2.92. In the first six months of 2003, we repurchased 171,069 shares of company stock at an average share price of $2.17. In the quarter ended June 30, 2003 we repurchased 75,600 shares of company stock at an average share price of $2.40.

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

The Company's $7.5 million investments in marketable securities are only in highly rated and highly liquid corporate bonds and U.S. government Securities. The remaining cash balance is invested in short-term savings accounts with our primary bank, The Bank of New York. As such, the risk of significant changes in the value of our cash invested is minimal.

Item 4. Controls and Procedures

As required by Rule 13a-15(b), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  As required by Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders (the "Meeting") during the fiscal quarter ended June 30, 2003.

(a)	The date of the Meeting was June 24, 2003.
(b)	At the meeting, the following persons were elected as directors of the Company, each receiving the number of votes set forth opposite their names below:
		For	Against	Abstain
	William H. Willett	2,991,476	159,380	-
	F. Duffield Meyercord	3,106,576	44,280	-
	Edwin H. Morgens	3,106,576	44,280	-
	Allan D. Weingarten	3,106,576	44,280	-
	James W. Sight	3,106,576	44,280	-
	Mark T. Boyer	3,106,576	44,280	-

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
	31.1	Certification pursuant to rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of William H. Willett, the Chief Executive Officer of the Company.
	31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Simon F. Nynens, the Chief Financial Officer of the Company.
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, of William H. Willett, the Chief Executive Officer of the Company.
	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, of Simon F. Nynens, the Chief Financial Officer of the Company.
(b)	Reports on Form 8-K
Current Report on Form 8-K (Items 9 and 12) filed on May 5, 2003, attaching a press release announcing the Company's financial results for the quarter ended March 31, 2003.
Current Report on Form 8-K (Item 5) filed on June 5, 2003, attaching a press release announcing that (i) the Company's request to transfer from the NASDAQ National Market to the NASDAQ Small Cap Market had been approved, effective at the opening of business on Monday, June 9, 2003 and (ii) the Company's common stock would continue trading under its current symbol PROG.

 SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRAMMER'S PARADISE, INC.
August 4, 2003	By: /s/ Simon F. Nynens
     Date
Simon F. Nynens, Chief Financial Officer and Vice President
August 4, 2003	By: /s/ William H. Willett
     Date
William H. Willett, Chairman of the Board, President and Chief Executive Officer