Form 10-Q
period 2003-09-30
PROGRAMMERS PARADISE INC
filed 2003-10-31
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ________

Commission File No. 000-26408

Programmer's Paradise, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	13-3136104
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1157 Shrewsbury Avenue, Shrewsbury, New Jersey	07702
(Address of principal executive offices)	(Zip code)

Issuer's Telephone Number (732) 389-8950

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No__

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes__   No  X

There were 3,695,780 outstanding shares of Common Stock, par value $.01 per share, as of October 28, 2003, not including 1,561,970 shares classified as Treasury Stock.

PART I - FINANCIAL INFORMATION

PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)
	September 30, 2003 (Unaudited)	December 31, 2002 (Audited)
ASSETS
Current assets
Cash and cash equivalents	$ 5,263	$6,072
Marketable Securities	6,436	5,110
Accounts receivable, net	6,420	6,342
Inventory-finished goods	762	1,151
Prepaid expenses and other current assets	348	264
Total current assets	19,229	18,939

Equipment and leasehold improvements, net	324	460
Other assets	55	69
Total assets	$ 19,608 =======	$ 19,468 =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$ 8,194	$ 7,772
Dividend payable	369	-
Total current liabilities	8,563	7,772

Commitments and contingencies

Stockholders' equity
Common stock, $.01 par value; authorized, 10,000,000 shares; issued 5,257,750 shares and 5,230,250 shares, respectively	53	52
Additional paid-in capital	34,416	35,484
Treasury stock, at cost, 1,561,970 shares and 1,389,576 shares, respectively	(4,561)	(4,184)
Accumulated deficit	(18,934)	(19,511)
Accumulated other comprehensive income (loss)	71	(145)
Total stockholders' equity	11,045	11,696
Total liabilities and stockholders' equity	$ 19,608 ========	$ 19,468 ========

The accompanying notes are an integral part of these consolidated financial statements.

PROGRAMMERS' PARADISE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Nine months ended September 30,		Three months ended September 30,
	2003	2002	2003	2002

Net sales	$ 49,604	$ 50,271	$ 18,355	$ 15,798
Cost of sales	43,199	43,735	16,061	13,782
Gross profit	6,405	6,536	2,294	2,016
Selling, general and administrative expenses	5,940	6,453	2,001	2,087
Litigation settlement	-	348	-	348
Income (loss) from operations	465	(265)	293	(419)
Realized gain on sale of available-for-sale securities	-	141	-	141
Interest income, net	93	195	43	66
Foreign exchange gain (loss)	71	(9)	(9)	(2)
Income (loss) before income taxes	629	62	327	(214)
Provision (benefit) for income taxes	52	(257)	(6)	(4)
Net income (loss)	$ 577 ======	$ 319 ======	$ 333 ======	$ (210) ======

Net income (loss) per common share - Basic	$0.16 ======	$0.07 ======	$0.09 ======	$(0.05) ======
Net income (loss) per common share - Diluted	$0.15 ======	$0.07 ======	$0.09 ======	$(0.05) ======

Weighted average number of common shares outstanding

Basic	3,722 ======	4,639 ======	3,694 ======	4,213 ======
Diluted	3,816 ======	4,654 ======	3,788 ======	4,213 ======

Reconciliation of net income (loss) to comprehensive income (loss):
Net income (loss)	$ 577	$ 319	$ 333	$ (210)
Other comprehensive income, net of tax:
Reclassification adjustment for gain realized on Sale of available-for-sale securities	-	(78)		(78)
Unrealized gain on available-for-sale securities	16	173	2	73
Foreign currency translation adjustments	200	347	(10)	(47)
Total comprehensive income (loss)	$ 793 ======	$ 761 ======	$ 325 ======	$ (262) ======

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands, except share amounts)

	Common Stock		Additional Paid-In	Treasury	Retained Earnings /	Accumulated other comprehensive
	Shares	Amount	Capital	Stock	(Deficit)	Income (loss)	Total
Balance at January 1, 2003	5,230,250	$52	$35,484	$(4,184)	$(19,511)	$(145)	$11,696
Net income					577		577
Other comprehensive income:
Exercise of stock options	27,500	1	45				46
Dividend paid			(744)				(744)
Dividend declared payable			(369)				(369)
Unrealized gain on available-for-sale securities						16	16
Translation adjustment						200	200
Comprehensive Income							216
Purchase of 172,394 treasury stock shares				(377)			(377)
Balance at September 30, 2003	5,257,750	$53	$34,416	$(4,561)	$(18,934)	$71	$11,045

The accompanying notes are an integral part of the consolidated financial statements.

PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$ 577	$ 319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	249	301
Allowance for doubtful accounts	12	1

Changes in operating assets and liabilities:
Accounts receivable	(90)	2,496
Inventory	389	(101)
Prepaid expenses and other current assets	(84)	72
Refundable income taxes	-	(334)
Accounts payable and accrued expenses	422	(4,192)
Net change in other assets and liabilities	(4)	(7)
Net cash provided by (used for) operating activities	1,471	(1,445)

Cash flows from investing activities:
Purchases of available-for-sale securities	(3,309)	(8,099)
Sales of available-for-sale securities	-	3,043
Redemptions of available-for-sale securities	2,000	-
Decrease in cash held in escrow	-	1,773
Capital expenditures	(96)	(137)
Net cash used for investing activities	(1,405)	(3,420)

Cash flows from financing activities:
Net proceeds from issuance of common stock	46	-
Dividend paid	(744)	-
Purchase of treasury stock	(377)	(2,456)
Net cash used for financing activities	(1,075)	(2,456)

Effect of foreign exchange rate on cash	200	347

Net decrease in cash and cash equivalents	(809)	(6,974)
Cash and cash equivalents at beginning of period	6,072	11,425
Cash and cash equivalents at end of period	$ 5,263 =======	$ 4,451 =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

September 30, 2003

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

  Assets and liabilities of the Company's Canadian subsidiary have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year. The revenue for our Canadian operations in the first nine months of 2003 remained flat at $7.4 million as compared to the first nine months of 2002. Cumulative translation adjustments and unrealized gains on available-for-sale securities have been classified within other comprehensive income, which is a separate component of stockholders equity in accordance with FASB Statement No. 115. "Reporting Comprehensive Income".

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

  In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the prior disclosure guidance and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are generally effective for fiscal years ending after December 15, 2002. The adoption of SFAS 148 had no effect on our financial position or results of operations for the quarter ended September 30, 2003.

In January 2003, the FASB issued Interpretation 46 - "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. The related disclosure requirements are effective immediately. The adoption of FIN 46 had no effect on financial position or results of operations for the quarter ended September 30, 2003.

In January 2003, the EITF reached a consensus on Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor." EITF Issue No. 02-16 provides guidance on how resellers of vendors' products should account for cash consideration received from their vendors. The provisions of EITF Issue No. 02-16 will apply to arrangements, including modifications of existing arrangements, entered into after December 31, 2002. The adoption of EITF 02-16 had no effect on our financial position or results of operations for the quarter ended September 30, 2003.

  Basic EPS is computed by dividing net earnings (loss) by the weighted average number of shares outstanding during the period. Diluted EPS is computed considering the potentially dilutive effect of outstanding stock options. A reconciliation of the numerator and denominators of the basic and diluted per share computations follows (in thousands, except per share data):

	Nine months ended September 30,
	2003	2002
Numerator:
Net Income	$ 577	$ 319
Denominator:
Weighted average shares (Basic)	3,722	4,639
Dilutive effect of outstanding options	94	15

Weighted average shares including assumed conversions (Diluted)	3,816	4,654

Basic net income per share	$0.16	$0.07
Diluted net income per share	$0.15	$0.07

  On September 16, 2003 our Board of Directors declared a quarterly dividend of $.10 per share on our common stock payable October 24, 2003 to shareholders of record on October 6, 2003. Our Board intends to periodically review the amount and frequency of future payments in the light of the Company's operations and need for capital. The dividend is reflected as a reduction of Additional Paid in Capital.

  The Company had one major customer that accounted for 13.6% of total net sales during the quarter ending September 30, 2003, and 7% of total net accounts receivable as of September 30, 2003. The Company had two major vendors that accounted for 29.8% and 16.6% of total purchases during the quarter ending September 30, 2003.

  For the quarter ended September 30, 2003, the Company recorded a benefit for income taxes of approximately $6,000 and a provision of $52,000 for the nine month period ended September 30, 2003. Both are for Canadian income taxes. For the quarter ended September 30, 2002, the Company recorded a benefit for income taxes of approximately $ 4,000, also for Canadian income taxes. For the nine-month period ended September 30, 2002, the Company recorded a $257,000 income tax benefit. The Job Creation and Worker Assistance Act of 2002 (Job Creation Act), enacted March 9, 2002 temporarily extends the carry back period to five years for losses arising in tax years 2001 and 2002. As a result, the Company filed a carry back claim for a refund in the amount of approximately $315,000. The loss carry forwards offset the provision for income taxes for our U.S. operations. As of September 30, 2003, the Company had a U.S. deferred tax asset of approximately $6.3 million reflecting, in part, a benefit of $3.1 million in federal and state tax loss carry forwards, which will expire in varying amounts between 2003 and 2022. As a result of the current uncertainty of realizing the benefits of the tax loss carry forward, valuation allowances equal to the tax benefits for the U.S. deferred taxes have been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period. The valuation allowance will be evaluated at the end of each reporting period, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required. The Company's ability to utilize certain net operating loss carry forwards is restricted to approximately $1.5 million per year cumulatively, as a result of an ownership change pursuant to Section 382 of the Internal Revenue Code.

  The Company accounts for stock option plans under the recognition and measurement principles of Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. In accordance with SFAS No. 148, the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation is as follows:

	Nine months ended		Three months ended
	September 30,		September 30,
	2003	2002	2003	2002
Net income - as reported	577	319	333	(210)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(31)	(176)	(10)	(59)
Pro forma net income	546 ========	143 ========	323 ========	(269 ========
Net income per share:
Basic earnings per share - as reported	$ 0.16 ========	$ 0.07 ========	$ 0.09 ========	$ (0.05) ========
Basic earnings per share - pro forma	$ 0.15 ========	$ 0.03 ========	$ 0.09 ========	$ (0.06) ========
Net income per share:
Diluted earnings per share - as reported	$ 0.15 ========	$ 0.07 ========	$ 0.09 ========	$ (0.05) ========
Diluted earnings per share - pro forma	$ 0.14 ========	$ 0.03 ========	$ 0.09 ========	$ (0.06) ========

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

	Nine months ended September 30,		Three months ended September 30,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	87.1	87.0	87.5	87.2
Gross profit	12.9	13.0	12.5	12.8
Selling, general and administrative expenses	11.9	12.8	10.9	13.2
Litigation settlement	-	0.7	-	2.2
Income (loss) from operations	1.0	(0.5)	1.6	(2.6)
Interest income, net	0.2	0.4	0.2	0.9
Realized gain on sale of available-for-sale securities	-	0.2
Foreign currency transaction gain	0.1	0.0	-	0.4
Income (loss) before income taxes	1.3	0.1	1.8	(1.3)
Provision (benefit) for income taxes	0.1	(0.5)	-	-
Net income	1.2%	0.6%	1.8%	(1.3)%

Net Sales

Net sales in the third quarter of 2003 increased 16% or $2.6 million to $18.4 million compared to $15.8 million for the same period in 2002. The increase in revenue is mainly due to increased productivity per account representative. For the nine month period ended September 30, 2003, net sales decreased by $0.7 million or 1% over the nine months ended September 30, 2002. The revenue decline primarily reflects the continued difficult business environment.

On a forward-looking basis, the overall market demand for the software we sell continues to be volatile with the timing and extent of the market's recovery remaining uncertain.

Gross Profit

Gross profit as a percentage of net sales decreased to 12.5% for the quarter ended September 30, 2003, compared to 12.8% for the same period in 2002. Gross profit in absolute dollars for the three-month period ended September 30, 2003 was $2.3 million as compared to $2.0 million for the same period in 2002. This was primarily due to the increase in revenue discussed above.

For the nine month period ended September 30, 2003, gross profit decreased by $0.1 million as compared to the same period in 2002. This decrease in gross profit dollars is a result of our slightly lower sales on a year-to-date basis. On a forward-looking basis, gross profit margin in future periods may be less than the 12.5% achieved in the third quarter and in the first nine months of 2003. Gross profit margin depends on various factors, including the continued participation by vendors in inventory price protection and rebate programs, product mix, including software maintenance and third party services, pricing strategies, market conditions and other factors, any of which could result in a reduction of gross margins below those realized in the third quarter of 2003.

Selling, General and Administrative Expenses

SG&A expenses for the quarter ended September 30, 2003 were $2 million as compared to $2.1 million for the same period in 2002, a decrease of $0.1 million or 4%. For the nine month period ended September 30, 2003, SG&A expenses decreased by $0.5 million or 8%. This decrease was primarily due to lower personnel-related expenses, cost containment initiatives and improved cost control policies and procedures.

In light of current business conditions, we will continue to review our organization and cost structure in an effort to further reduce operating expenses and improve efficiencies.

Litigation settlement

Pursuant to an Agreement, dated December 1, 2000 ("Stock Sale Agreement"), between the Company and PC-Ware Information Technologies AG, a German corporation ("PC-Ware"), on January 9, 2001 the Company sold all of the shares of its European subsidiaries for 14,500,000 Euros, subject to post-closing adjustments, including finalization of the closing balance sheet, in accordance with the Stock Sale Agreement. As security for any claim of PC-Ware arising from alleged breaches of representations by the Company under the Stock Sale Agreement, 2,665,836 Euros (the equivalent of $2,628,514) were being held in an escrow account as per September 30, 2002. In September 2001, PC-Ware made claims aggregating 2,490,127 Euros against the escrow.

On October 1, 2002, the claims brought against the Company by PC-Ware were settled for 435,000 Euros (the equivalent of $428,910). Associated fees, comprising of counsel fees, expert witness fees, arbitration fees, consultancy fees paid to the Company's previous Chief Financial Officer, and travel and related expenses, amounted to $269,000. This settlement amount and associated fees amounted to $698,000 in the third quarter of 2002. Since the Company had established reserves of $350,000 for this claim in the fourth quarter of 2001, the Company reported an additional $348,000 for this settlement and associated fees in the third quarter of 2002. A total amount of $698,000 was reported as other current liabilities as of September 30, 2002. All fees and the settlement were paid in the fourth quarter of 2002.

Foreign currency transactions Gain (Loss)

The realized foreign exchange loss for the quarter ended September 30, 2003 was $9,000 compared to a loss of $2,000 for the same period in 2002. For the nine month period ended September 30, 2003, the realized foreign exchange gain was $71,000 as compared to a loss of $9,000 for the same period in 2002. Foreign exchange gains and losses primarily result from our trade activity with our Canadian subsidiary. Although the Company does maintain bank accounts in Canadian currencies to reduce currency exchange fluctuations, the Company is, nevertheless, subject to risks associated with such fluctuations.

Income Taxes

For the quarter ended September 30, 2003, the Company recorded a benefit for income taxes of approximately $6,000 and a provision of $52,000 for the nine month period ended September 30, 2003. Both are for Canadian income taxes. For the quarter ended September 30, 2002, the Company recorded a benefit for income taxes of approximately $ 4,000, also for Canadian income taxes. For the nine-month period ended September 30, 2002, the Company recorded a $257,000 income tax benefit. The Job Creation and Worker Assistance Act of 2002 (Job Creation Act), enacted March 9, 2002 temporarily extends the carry back period to five years for losses arising in tax years 2001 and 2002. As a result, the Company filed a carry back claim for a refund in the amount of approximately $315,000.

The loss carry forwards offset the provision for income taxes for our U.S. operations. As of September 30, 2003, the Company had a U.S. deferred tax asset of approximately $6.3 million reflecting, in part, a benefit of $3.1 million in federal and state tax loss carry forwards, which will expire in varying amounts between 2003 and 2022. As a result of the current uncertainty of realizing the benefits of the tax loss carry forward, valuation allowances equal to the tax benefits for the U.S. deferred taxes have been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period. The valuation allowance will be evaluated at the end of each reporting period, considering positive and negative evidence about whether the deferred tax asset will be realized.

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

Liquidity and Capital Resources

During the first nine months of 2003, our cash and cash equivalents decreased by $0.8 million to $5.3 million at September 30, 2003, from $6.1 million at December 31, 2002. Net cash provided by operating activities amounted to $1.5 million; net cash used for investing activities amounted to $1.4 million and cash used for financing activities amounted to $1.1 million.

Net cash provided by operating activities in the first nine months of 2003 was $1.5 million and primarily resulted from our net income of $577,000, from a $ 0.4 million decrease in inventory and from a $0.4 million increase in accounts payable and accrued expenses. This was partly offset by a $90,000 increase in accounts receivable and a $84,000 increase in prepaid expenses and other current assets. The slight increase in accounts receivable relates primarily to our increased revenue. Days sales outstanding remained flat at 31 days as per September 30, 2003 as compared to 31 days as per September 30, 2002. The increase in accounts payable is primarily due to our increased revenue and our normal cycle of payments.

Net cash used for investing activities in the first nine months of 2003 amounted to $1.4 million. As a result of the current low interest rates on our short-term savings accounts we decided to invest $2 million in corporate bonds and an additional $1.3 million in U.S. Government securities. These securities are highly rated and highly liquid.

These securities are classified as available-for-sale securities in accordance with SFAS 115, and as a result unrealized gains and losses are reported as part of other comprehensive income (loss). For the nine months ending September 30, 2003, the unrealized gains on our total investment portfolio amounted to $16,000.

Net cash used for financing activities in the first nine months of 2003 of $1.1 million consisted of the $0.7 million payment of our declared dividends and of the purchase of 172,394 shares of our own stock under the buyback program discussed below.

On October 9, 2002, the Company's Board of Directors authorized the purchase of 500,000 shares of our common stock. On September 16, 2002, the Company's Board of Directors authorized the purchase of 500,000 shares of our common stock. These two purchase approvals are in addition to approval of 490,000 shares in September 2002 and 521,013 shares in October 1999 the company was authorized to buy back in both open market and private transactions, as conditions warrant.

The repurchase program is expected to remain effective for the remainder of 2003. We intend to hold the repurchased shares in treasury for general corporate purposes, including issuances under various stock option plans. As of September 30, 2003, we owned 1,561,970 shares purchased at an average cost of $2.92. In the first nine months of 2003, we repurchased 172,394 shares of company stock at an average share price of $2.18. In the quarter ended September 30, 2003 we repurchased 1,325 shares of company stock at an average share price of $3.45.

The Company's current and anticipated use of its cash and cash equivalents is, and will continue to be, to fund working capital, operational expenditures, the stock buyback program and dividends if declared by the board of directors. Our business plan furthermore contemplates to continue to use our cash to pay vendors promptly in order to obtain more favorable conditions.

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

The Company's $6.4 million investments in marketable securities are only in highly rated and highly liquid corporate bonds and U.S. government Securities. The remaining cash balance is invested in short-term savings accounts with our primary bank, The Bank of New York. As such, the risk of significant changes in the value of our cash invested is minimal.

Item 4. Controls and Procedures

As required by Rule 13a-15(b), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. It should be noted that the design of any system of controls is based in part upon certain assumptions and can provide only reasonable, and not absolute, assurance that the objective s of the system are met. As required by Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

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
Current Report on Form 8-K (Items 9 and 12) filed on August 1, 2003, attaching a press release announcing the Company's financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                        PROGRAMMER'S PARADISE, INC.

October 30, 2003	By:	/s/ William H. Willett
Date	William H. Willett,
Chairman of the Board, President
and Chief Executive Officer

October 30, 2003	By:	/s/ Simon F. Nynens
Date	Simon F. Nynens,
Chief Financial Officer and Vice President