Form 10-K
period 2003-12-31
PROGRAMMERS PARADISE INC
filed 2004-03-29
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2003

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to _______________

Commission file number: 33-92810

PROGRAMMER'S PARADISE, INC.

(Exact name of registrant as specified in its charter)
Delaware	13-3136104
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

1157 Shrewsbury Avenue, Shrewsbury, New Jersey	07702
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (732) 389-8950

Securities registered pursuant to section 12(b) of the Act: NONE

Securities registered pursuant to section 12(g) of the Act: Common Stock, par value $0.01 per share
(Title Of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant computed by reference to the closing sale price for the Registrant's Common Stock as of June 30, 2003, the last business day of the Registrant's most recently completed second fiscal quarter, as reported on The NASDAQ Small Cap Market, was approximately $6,692,000. (In determining the market value of the Common Stock held by any non-affiliates, shares of Common Stock of the Registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of Common Stock of the Registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.)

The number of shares outstanding of the Registrant's Common Stock as of March 16, 2004 was 3,802,530 shares.

Documents Incorporated by Reference: Portions of the Registrant's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed on or before April 30, 2004 are incorporated by reference into Part III of this Report.

PART I

Item 1 Business

General

Programmer's Paradise, Inc. (the "Company") is a recognized marketer of software in the United States and Canada targeting software development and information technology professionals within enterprise organizations.

Programmer's Paradise, Inc. was incorporated in Delaware in 1982. Our Common Stock is listed on The NASDAQ Smallcap Market under the symbol "PROG". Our Web site addresses are www.programmersparadise.com and www.programmersparadise.ca. Information on our Web sites should not be considered filed with the Securities and Exchange Commission. Information contained on our Web sites is not, and should not be deemed to be, a part of this report.

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

The Company believes that its ability to offer software developers and Information Technology (IT) professionals a wide selection of products at low prices with prompt delivery and high customer service levels, along with its good relationships with vendors and suppliers, allow it to compete effectively. The Company competes to gain distribution rights for new products primarily on the basis of its reputation and its relationships with software publishers.

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

Products

The Company offers a wide variety of products from a broad range of publishers and manufacturers, including Microsoft, Computer Associates, IBM, VMware, Borland, Quest software, Compuware, Infragistics, ComponentOne, Installshield and Adobe. On a continuous basis, new products are screened for inclusion in our catalogs and Web sites based on their features, quality, price, profit margins and warranties, as well as on current sales trends. In 2003, hardware and peripherals represented 7% of our overall revenue. In 2002 and 2001 these sales represented less than 5% of our overall revenue.

Marketing and Distribution

We market products through creative marketing communications, our catalogs, our Web site, industry magazines, and national trade shows. We also use direct e-mail and printed material to introduce new products and upgrades, to cross-sell products to current customers, and to educate and inform. We believe that our catalogs are important marketing vehicles for software publishers and manufacturers. These catalogs provide a cost-effective and service-oriented means to market, sell and fulfill software products. The Company has two primary catalogs: Programmer's Paradise, targeting software developers; and Corporate Developer's Paradise, targeting information technology professionals working in large corporations. These catalogs are full color "magalogs" that combine traditional catalog sales offerings with detailed product descriptions and announcements, and which contain cooperative vendor advertising.

The Company offers additional catalogs aimed at specific audiences. Significant increases in postal or shipping rates and in paper costs could have a material adverse effect on the Company. We continually attract new customers through advertisements in trade magazines, as well as through selectively mailing catalogs and other direct mail material. Prospect names are also provided to us by publishers whose products we market. In 2003, the Company's cooperative and fee-based advertising reimbursements as a percentage of sales decreased to 6% from 7% in 2002.

One customer, CDW Corporation, accounted for 11.8% of consolidated net sales in 2003 and 7.0% of accounts receivable as of December 31, 2003. No customer accounted for more than 10% of consolidated net sales in 2001 or 2002. Our top five customers accounted for 22% of consolidated net sales in 2003 as compared to 20% in 2002. The Company generally ships products within 48 hours of confirming a customer's order. This allows for minimum backlog in the business.

Canadian sales remained flat at 15% of consolidated revenues in 2003 as compared to 2002 (for geographic financial information, please refer to Note Nine to our Notes to Consolidated Financial Statements).

Customer Support

We believe that providing a high level of customer service is necessary to compete effectively and is essential to continued sales and revenue growth. Our account representatives assist our customers with all aspects of purchasing decisions; process products ordered and respond to customer inquiries on order status, product pricing and availability. The account representatives are trained to answer all basic questions about the features and functionality of products. For technical issues we have an in-house technical support staff.

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

We believe that effective purchasing from a diverse vendor base is a key element of our business strategy. For the year ended December 31, 2003, Ingram Micro and VMWare were the only individual vendors from whom our purchases exceeded 10% of total purchases. The loss of these vendors, or any other key vendor, could have an adverse effect on the Company.

In 2003 the Company purchased approximately 69% of its purchases directly from manufacturers and publishers and the balance from multiple distributors, as compared to 61% in 2002. Most suppliers or distributors will "drop ship" products directly to the customers, which reduces physical handling by the Company. These inventory management techniques allow the Company to offer a greater range of products without increased inventory requirements.

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

Employees

As of December 31, 2003, Programmer's Paradise, Inc. and its subsidiaries had 78 full-time and 2 part-time employees. The Company is not a party to any collective bargaining agreements with its employees, has experienced no work stoppages and considers its relationships with its employees to be satisfactory.

Executive Officers of the Company

The executive officers of the Company are as follows:
Name	Age	Position

William H. Willett	67	President, Chief Executive Officer and
		Chairman of the Board
Simon F. Nynens	32	Vice President and Chief Financial Officer
Jeffrey C. Largiader	47	Vice President - Sales & Marketing
Daniel T. Jamieson	46	Vice President and General Manager-Lifeboat
Steven R. McNamara	45	Vice President and General Manager - Canada
Vito Legrottaglie	40	Vice President - Information Systems

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

Jeffrey C. Largiader was appointed Vice President-Sales and Marketing in April 2003. Mr. Largiader has served as the Vice-President - Marketing since 1989. Prior to that and since 1983, he held various sales and product management positions with the Company and a predecessor, Lifeboat Associates, Inc.

Daniel T. Jamieson was appointed Vice President and General Manager of Lifeboat in April 2003. Prior to that, and since 1992, Mr. Jamieson held various sales and marketing management positions with the company.

Steven R. McNamara has served as Vice President and General Manager - Canada since June 1997. Prior to that, he held marketing, operations, and finance management positions at Inmac Inc., Locator Group Inc., NCR Canada Ltd., and Tee-Comm Electronics Inc.

Vito Legrottaglie was appointed to the position of Vice President of Information Systems in June 2003, after rejoining the Company in February 2003. Mr. Legrottaglie had previously served as Vice President of Information Systems from 1999 to 2000 and had been with the Company since 1996. Mr. Legrottaglie has also held the positions of Chief Technology Officer at Swell Commerce Incorporated, Vice President of Operations for The Wine Enthusiast Companies and Director of Information Systems at Barnes & Noble.

Available Information

Under the Securities Exchange Act of 1934, the Company is required to file annual, quarterly and current reports, proxy and information statements and other information with the SEC. You may read and copy any document we file with the SEC at the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. The SEC maintains a web site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company files electronically with the SEC. The Company makes available, free of charge, through its internet web site its reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with the SEC. The following address for the Company's web site includes a hyperlink to those Reports: http://www.programmersparadise.com /company /overview.pasp. The information contained on our website is not part of, and is not incorporated in, this or any other report we file with or furnish to the SEC.

In January 2004, we adopted a Code of Ethical Conduct. The full text of the Code of Ethical Conduct, which applies to all employees, officers and directors of the Company, including our Chief Executive Officer, Chief Financial Officer and Controller is available at web site, http://www.programmersparadise.com /company/overview.pasp. The Company intends to disclose any amendment to, or waiver from, a provision of the Code of Ethical Conduct that applies to our Chief Executive Officer, Chief Financial Officer or Controller on our investor relations web site.

Item 2 Properties

The Company leases 25,250 square feet of space in Shrewsbury, New Jersey for its corporate headquarters and warehouse under a ten-year lease expiring in June 2007. Total annual rent expense for these premises is approximately $280,000. Additionally, the Company leases approximately 3,600 square feet of office space and warehouse in Mississauga, Canada, under a lease, which expires July 31, 2007. Total annual rent expense for these premises is approximately $25,000. In addition, the Company leases approximately 1,200 square feet of office space in Mount Laurel, New Jersey for a satellite sales office under a two-year lease expiring in October 2004. Total annual rent expense for the satellite sales office amounts to approximately $30,000. For a further discussion regarding lease obligations see Note Eight to the Consolidated Financial Statements, Part II, Item 8.

Item 3 Legal Proceedings

There are no legal proceedings pending against the Company or any of its subsidiaries.

Item 4 Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of 2003 to a vote of security holders.

PART II

Item 5 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Programmer's Paradise, Inc. Common Stock, par value $0.01, began trading on The NASDAQ SmallCap Market on June 9, 2003 under the symbol "PROG". Our Common Stock previously traded on The NASDAQ National Market under the symbol "PROG". Following is the range of low and high closing prices for our Common Stock as reported on The NASDAQ SmallCap Market, or The NASDAQ National Market, as applicable, for the quarters indicated.
	High	Low
2002
First Quarter	2.830	2.200
Second Quarter	2.900	2.260
Third Quarter	2.531	2.010
Fourth Quarter	2.340	1.850

2003
First Quarter	2.320	1.960
Second Quarter	2.949	2.160
Third Quarter	4.230	2.810
Fourth Quarter	7.240	3.980

In 2003 we declared four quarterly dividends of $0.10 cents per share of our Common Stock. Prior to 2003 we had never paid cash dividends on our capital stock. These dividends are a return of capital and are reflected in the financial statements as a reduction in additional paid in capital. The closing sales price of our Common Stock on The NASDAQ SmallCap Market on March 16, 2004, was $7.43 On March 16, 2004 3,802,530 shares of the Company's Common Stock were outstanding. On such date, there were approximately 64 holders of record.

During 2003, we issued 54,250 shares of our Common Stock to employees and former employees, pursuant to the exercise of incentive stock options granted to them prior to 2003 under the Company's stock option plans.

Item 6 Selected Financial Data

The following tables set forth, for the periods indicated, selected consolidated financial and other data for Programmer's Paradise, Inc. and its subsidiaries. You should read the selected consolidated financial and other data below in conjunction with our consolidated financial statements and the related notes and with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.
	Year Ended December 31,
	(In thousands, except per share data)

	1999	2000	2001	2002	2003

Consolidated Statement of Operations Data (1):
Net sales	$244,139	$216,543	$89,536	$65,157	$69,569
Cost of sales	218,014	194,964	80,656	56,540	60,609
Gross profit	26,125	21,579	8,880	8,617	8,960
Selling, general and
administrative expenses	24,422	25,648	13,020	8,926	8,143
Amortization of goodwill	1,795	1,385	25	-	-
Impairment of goodwill	-	7,000	230	-	-
Cost of restructuring	-	-	362	-	-
Impairment of investment	-	590	-	-	-
Settlement of escrow	-	-	-	348	-
Loss on Sale of European subsidiaries	-	2,081	-	-	-
Income (loss) from operations	(92)	(15,125)	(4,757)	(657)	817
Other income, net	665	134	318	415	230
Income (loss) before income taxes	573	(14,991)	(4,439)	(242)	1,047
Income tax provision (benefit)	1,302	2,483	83	(270)	81
Net income (loss)	$(729)	$(17,474)	$(4,522)	28	966

Net income (loss) per share
Basic	$(0.14)	$(3.51)	$(0.91)	$0.01	$0.26
Diluted	$(0.14)	$(3.51)	$(0.91)	$0.01	$0.25
Weighted average common
Shares outstanding
Basic	5,100	4,983	4,987	4,459	3,724
Diluted	5,100	4,983	4,987	4,480	3,900

	December 31,

	1999	2000	2001	2002	2003

Balance Sheet Data(1):
Cash and cash equivalents	$17,597	$2,091	$11,425	$6,072	$5,878
Marketable securities	-	-	-	5,110	5,033
Working capital	14,806	17,326	13,367	11,167	10,852
Total assets	95,757	33,855	24,057	19,468	20,489
Notes payable - current	2,628	-	-	-	-
Notes payable - long term	-	-	-	-	-
Total stockholders' equity	$34,849	$18,906	$14,058	$11,696	$11,195
(1)	Comparability of the Consolidated Statement of Operations and Balance Sheet Data is affected by the sale of our European Operations on January 9, 2001.

Item 7 Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto.

Overview

Programmer's Paradise, Inc. is a recognized marketer of software in the United States and Canada targeting software development and information technology professionals within enterprise organizations. The Company operates in one primary business segment: the marketing of technical software for microcomputers, servers and networks in the United States and Canada. We offer a wide variety of technical and general business application software from a broad range of publishers and manufacturers. We market these products through our well-known catalogs, direct mail programs, advertisements in trade magazines, as well as through Internet and e-mail promotions. Through our wholly owned subsidiary, Lifeboat Distribution Inc., we distribute products to dealers and resellers in the United States and Canada.

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

The statements concerning future sales, future gross profit margin and future selling and administrative expenses are forward looking statements involving certain risks and uncertainties such as availability of products, product mix, market conditions and other factors, which could result in a fluctuation of sales below recent experience.

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

Financial Overview

We reported a net income of $966,000 for the year 2003, as compared to a net income of $28,000 in 2002. This improvement primarily resulted from $783,000 lower Selling, General and Administrative (SG&A) expenses in 2003 as compared to 2002. Furthermore there was a one-time expense of $348,000 regarding the settlement of escrow in 2002. Gross margin as a percentage of net sales decreased from 13.2% in 2002 to 12.9% in 2003. Net sales increased $4.4 million or 7% in 2003 as compared to 2002. Gross profit in absolute dollars increased by 4% or $343,000.

The Company's sales, gross profit and results of operations have fluctuated and are expected to continue to fluctuate on a quarterly basis as a result of a number of factors, including: the condition of the software industry in general; shifts in demand for software products; industry shipments of new software products or upgrades; the timing of new merchandise and catalog offerings; fluctuations in response rates; fluctuations in postage, paper, shipping and printing costs and in merchandise returns; adverse weather conditions that affect response, distribution or shipping; shifts in the timing of holidays; and changes in the Company's product offerings. The Company's operating expenditures are based on sales forecasts. If revenues do not meet expectations in any given quarter, operating results may be materially adversely affected.

Results of Operations

The following table sets forth for the years indicated the percentage of net sales represented by selected items reflected in the Company's Consolidated Statements of Operations. The year-to-year comparison of financial results is not necessarily indicative of future results:
	Years ended December 31,
	2001	2002	2003

Net sales	100.0%	100.0%	100.0%
Cost of sales	90.1%	86.8%	87.1%
Gross profit	9.9%	13.2%	12.9%
Selling, general and administrative expenses	14.5%	13.7%	11.7%
Impairment of goodwill	0.3%	-	-
Cost of restructuring	0.4%	-	-
Settlement of escrow	-	0.5%	-
Income (loss) from operations	(5.3)%	(1.0)%	1.2%
Other income, net	0.3%	0.6%	0.3%
Income (loss) before income taxes	(5.0)%	(0.4)%	1.5%
Income tax provision (benefit)	0.1%	(0.4)%	0.1%
Net Income (loss)	(5.1)%	0.0%	1.4%

Year ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Sales

Net sales in 2003 increased by 7% or $4.4 million to $69.6 million compared to $65.2 million in 2002. On a quarterly basis, net sales have increased from $15.2 million in the first quarter of 2003 to $20.0 million in the fourth quarter of 2003. We attribute this growth in net sales on a yearly and quarterly basis primarily to the improved productivity of our account executive team and a more favorable IT spending environment in 2003.

On a forward-looking basis, the overall market demand for the software we sell continues to be volatile with the extent of the market's recovery remaining uncertain.

Gross Profit

Gross profit in absolute dollars for the year ended December 31, 2003 was $9.0 million as compared to $8.6 million in 2002. Gross profit as a percentage of net sales decreased to 12.9% in 2003, compared to 13.2% in 2002. The increase in gross profit dollars and the decrease in gross profit margin as a percentage of net sales reflect a shift in the product mix of sales.

On a forward-looking basis, gross profit margin in future periods may be less than the 12.9% achieved in 2003. We foresee possible pressure on gross profit margins as a result of various factors, including the continued participation by vendors in inventory price protection and rebate programs, product mix, including software maintenance and third party services, pricing strategies, market conditions and other factors, any of which could result in a reduction of gross profit margins below those realized in 2003.

Selling, General and Administrative Expenses

SG&A expenses for 2003 were $8.1 million as compared to $8.9 million for 2002, a decrease of $0.8 million or 9%. The primary drivers in selling and administrative expenses were consultant fees, payroll costs and cost containment initiatives and improved cost control policies and procedures. Consultant fees decreased $0.4 million and were mainly information technology related fees that will no longer be required due to the upgrade of our staff in the IT department. Payroll costs decreased $0.2 million. This mainly resulted from a decrease in support staff, as we continued to invest in our sales force in 2003. Employee-related costs (which includes items such as profit sharing, incentive awards and insurance) increased $0.1 million. Remaining costs decreased by $0.3 million, mainly the result of our cost containment initiatives and improved cost control policies and procedures.

In light of current business conditions, we will continue to invest in our sales force while reviewing our organization and cost structure in an effort to further reduce operating expenses and improve efficiencies. These factors, combined with increased legal requirements including the Sarbanes-Oxley Act of 2002, may cause higher SG&A expenses in 2004.

Other income, net

The main driver in other income was the gain on sale of investments in 2002. As a result of selling available for sales US government securities, we recorded a gain on sale of investments of $0.2 million in 2002. This did not occur in 2003.

Income Taxes

For the year ended December 31, 2003, the Company recorded an expense for income taxes of approximately $81,000, which consists of a tax liability for Canadian taxes. The loss carry forwards offset the provision for income taxes for our U.S. operations. As of December 31, 2003, the Company had recorded a U.S. deferred tax asset of approximately $6.2 million reflecting, in part, a benefit of $3.0 million in federal and state tax loss carry forwards, which will expire in varying amounts between 2004 and 2023. As a result of the current uncertainty of realizing the benefits of the tax loss carry forward, valuation allowances equal to the tax benefits for the U.S. deferred taxes have been established.

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

Year ended December 31, 2002 Compared to Year Ended December 31, 2001

Net Sales

Net sales in 2002 decreased by 27% or $24.3 million to $65.2 million compared to $89.5 million in 2001. The decline primarily reflects the continued difficult business environment in 2002 and the negative impact of the change in the reseller agreement with Microsoft. As from October 1, 2001, the Company is no longer an authorized Microsoft Select Large Account Reseller (LAR).

For 2001, these sales amounted to approximately $17 million and generated approximately $0.8 million in Gross Profit Margin, which was insufficient to cover all related costs. There were no other changes in the reseller agreement with Microsoft.

Gross Profit

Gross profit in absolute dollars for the year ended December 31, 2002 was $8.6 million as compared to $8.9 million in 2001. Gross profit as a percentage of net sales increased to 13.2% in 2002, compared to 9.9% in 2001. The decrease in gross profit dollars and the increase in gross profit margin as a percentage of net sales reflect a shift in the product mix of sales, including the substantial increase in higher margin product sales compared to large revenue and low margin product sales such as Microsoft Select and Enterprise licensing.

Selling, General and Administrative Expenses

SG&A expenses for 2002 were $8.9 million as compared to $13.0 million for 2001, a decrease of $4.1 million or 31%. The decrease in SG&A was primarily due to lower personnel-related expenses, cost containment initiatives and improved cost control policies and procedures.

Settlement of Escrow

Pursuant to an Agreement, dated December 1, 2000 ("Stock Sale Agreement"), between the Company and PC-Ware Information Technologies AG, a German corporation ("PC-Ware"), on January 9, 2001 the Company sold all of the shares of its European subsidiaries for 14,500,000 Euros, subject to post-closing adjustments, including finalization of the closing balance sheet, in accordance with the Stock Sale Agreement. As security for any claim of PC-Ware arising from alleged breaches of representations by the Company under the Stock Sale Agreement, 2,665,836 Euros (the equivalent of $2,628,514) were held in an escrow account as of September 30, 2002. In September 2001, PC-Ware made claims aggregating 2,490,127 Euros against the escrow.

On October 1, 2002, the claims brought against the Company by PC-Ware were settled for 435,000 Euros (the equivalent at such date of $428,910). Associated expenses, including counsel fees, expert witness fees, arbitration fees, consultancy fees paid to the Company's previous Chief Financial Officer, and travel and related expenses, amounted to $269,000. This settlement amount and associated fees amounted to $698,000 in the third quarter of 2002. Since the Company had established reserves of $350,000 for this claim in the fourth quarter of 2001, the Company reported an additional $348,000 for this settlement and associated fees in the third quarter of 2002.

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

Goodwill

During the Fourth Quarter of 2001, the remaining goodwill, in the amount of $230,000, from the acquisition of Software Developers Corporation ("SDC") in June 1996 was evaluated and determined to be impaired and was adjusted accordingly, as a result of the Company's ongoing evaluation of the realizability of such goodwill.

Income Taxes

For the year ended December 31, 2002, the Company recorded a benefit for income taxes of approximately $270,000, which consists of a benefit of $322,000 and a tax liability of $27,000 for Canadian taxes. Additionally, we recorded a $25,000 tax liability in December 2002 for state taxes due to an audit of previous years. The Job Creation and Worker Assistance Act of 2002 (Job Creation Act), enacted March 9, 2002 temporarily extends the carry back period to five years for losses arising in tax years 2001 and 2002. As a result, the Company filed a carry back claim for a refund in the amount of $322,000. The loss carry forwards offset the provision for income taxes for our U.S. operations

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transaction for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of that statement. The disclosure provisions of this statement are effective for financial statements issued for fiscal periods beginning after December 15, 2002 and became effective for the Company in the second quarter of our 2003 fiscal year. The Company has adopted the applicable disclosure requirements of this Statement in its financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in Statement No. 133. It also specifies when a derivative contains a financing component that warrants special reporting in the Consolidated Statement of Cash Flows. SFAS No. 149 amends certain other existing pronouncements in order to improve consistency in reporting these types of transactions. The new guidance is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements are also required in the interim and annual financial statements. The adoption of FIN 45 did not have an effect on the Company's results of operations or financial position.

On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. We currently do not have any such instruments. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003. There was no impact from the adoption of this statement.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which is effective for interim periods beginning after December 15, 2003. This Interpretation changes the method of determining whether certain entities should be included in the Company's Consolidated Financial Statements. An entity is subject to FIN 46 and is called a variable interest entity ("VIE") if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both. There was no impact from the adoption of this standard.

Liquidity and Capital Resources

In 2003, our cash and cash equivalents decreased by $0.2 million to $5.9 million at December 31, 2003, from $6.1 million at December 31, 2002. Net cash provided by operating activities amounted to $0.9 million; net cash used in investing activities amounted to $45,000 and cash used in financing activities amounted to $1.3 million. The positive effect of foreign exchange rate on cash amounted to $223,000.

Net cash provided by operating activities in 2003 was $943,000. In 2003, cash was mainly provided by an increase in accounts payable, offset by an increase in accounts receivable. The increase in accounts receivable relates primarily to our increased revenue. Days sales outstanding improved to 37 days as of December 31, 2003 as compared to 42 as of December 31, 2002. The increase in accounts payable is primarily due to our increased net sales and our normal cycle of payments.

Cash used in investing activities in 2003 amounted to $45,000. As a result of the current low interest rates on our short-term savings accounts in 2003 we decided to invest $3 million in U.S. Government securities and an additional $2 million in corporate bonds. These securities are highly rated and highly liquid. These securities are classified as available-for-sale securities in accordance with SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities", and as a result unrealized gains and losses are reported as part of other comprehensive income (loss).

Net cash used in financing activities in 2003 of $1.3 million consisted of $1.1 million dividends on our Common Stock and of the purchase of 172,394 shares of our own Common Stock under the repurchase program discussed below.

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

The repurchase program is expected to remain effective for the remainder of 2004. We intend to hold the repurchased shares in treasury for general corporate purposes, including issuances under various stock option plans. In 2003, we repurchased 172,394 shares of Common Stock at an average share price of $2.18 per share. As of December 31, 2003, we owned 1,533,970 shares of Common Stock purchased at an average cost of $2.93 per share.

The Company's current and anticipated use of its cash and cash equivalents is, and will continue to be, to fund working capital, operational expenditures, the stock repurchase program and dividends, if any, declared by the board of directors. Our business plan furthermore contemplates to continue to use our cash to pay vendors promptly in order to obtain more favorable conditions.

The Company believes that the cash flows from operations and funds held in cash and cash equivalents will be sufficient to fund the Company's working capital and cash requirements for at least the next 12 months. We currently do not have any credit facility and, in the foreseeable future, we do not plan to enter into an agreement providing for a line of credit.

Contractual Obligations

(Dollars in thousands)
Payment due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Leases	$1,627	$480	$1,147	-	-
Unconditional Purchase Obligations	-	-	-	-	-
Other Long term Obligations	-	-	-	-	-

Total Contractual Obligations	$1,627	$480	$1,147	-	-

Operating leases primarily relates to the lease of the space used for our operations in Shrewsbury, NJ.

The Company is not committed by lines of credit, standby letters of credit, has no standby repurchase obligations or other commercial commitments. The Company is not engaged in any transactions with related parties.

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

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Item 7A Quantitative and Qualitative Disclosures about Market Risk

In addition to its activities in the United States, 15% of the Company's 2003 sales were generated in Canada. We are subject to general risks attendant to the conduct of business in Canada, including economic uncertainties and foreign government regulations. In addition, the Company's Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors.

The Company's $5.0 million investments in marketable securities are only in highly rated and highly liquid U.S. government securities and corporate bonds. The remaining cash balance is invested in short-term savings accounts with our primary bank, The Bank of New York. As such, the risk of significant changes in the value of our cash invested is minimal.

Item 8 Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements at Item 15(a).

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants on accounting and financial disclosure matters during the periods reported herein.

Item 9A Controls and procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" as of December 31, 2003. This evaluation was carried out under the supervision and with the participation of our management, including our Company's Chief Executive Officer and Chief Financial Officer. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation during the quarter ended December 31, 2003 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10 Directors and Executive Officers of the Registrant

This information required hereunder, with the exception of the information relating to the executive officers of the Registrant that is presented in Part I under the heading "Executive Officers of the Company," and the information relating to the Company's Code of Ethical Conduct that is presented in Part I under the heading "Available Information," is incorporated by reference herein from our Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than April 30, 2004 (the "Definitive Proxy Statement") under section captioned "Election of Directors," "Executive Compensation and Other Matters - Directors and Executive Officers" and "Compliance with Section 16 (a) of the Exchange Act".

Item 11 Executive Compensation

The information required hereunder is incorporated by reference herein from the Definitive Proxy Statement under the section captioned "Executive Compensation".

Item 12 Security Ownership of Certain Beneficial Owners and Management

The information required hereunder is incorporated by reference herein from the Definitive Proxy Statement under the section captioned "Security Ownership of Certain Beneficial Owners and Management".

Item 13 Certain Relationships and Related Transactions

The information required hereunder is incorporated by reference herein from the Definitive Proxy Statement under the section captioned "executive compensation" and "certain transactions".

Item 14 Principal Accountant Fees and Services

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

3.	Exhibits Required by Regulation S-K, Item 601:

Exhibit No.	Description of Exhibit

2.1	Agreement for the Sale and Purchase of Shares, dated as of January 9, 2001, between the Company and PC-Ware Information Technologies, AG.+

3.1	Form of Amended and Restated Certificate of Incorporation of the Company.*

3.2	Form of Amended and Restated By-Laws of the Company.*

4.1	Specimen of Common Stock Certificate.*

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

10.17	1986 Stock Option Plan and Form of Employee Stock Option Agreement.*

10.18	1995 Stock Plan.*

10.19	1995 Non-Employee Director Plan.*

10.20	Form of Officer and Director Indemnification Agreement.*

10.38	Employment Agreement dated July 15, 2002 between William Willett and the Company

10.39	Amendment to Employment Agreement dated July 15, 2002 between William Willett and the Company

10.42	Lease dated as of May 14, 1997 between Robert C. Baker, et al as Landlord and the Company **

21.1	Subsidiaries of the Registrant ++

23.1	Consent of Amper, Politziner & Mattia P.C.

23.2	Consent of Ernst & Young LLP

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of William H. Willett, the Chief Executive Officer of the Company.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Simon F. Nynens, the Chief Financial Officer of the Company.

32.1	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of William H. Willett, the Chief Executive Officer of the Company.

32.2	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Simon F. Nynens, the Chief Financial Officer of the Company.

*	Incorporated by reference to exhibits of the same number filed with the Registrant's Registration Statement on Form S-1 or amendments thereto (File No. 33-92810).

**	Incorporated by reference to Exhibit 10.42 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999.
+	Incorporated by reference to Annex I to the Registrant's Definitive Special Meeting Proxy Statement filed on December 1, 2000.

++	Incorporated by reference to Exhibit 21.1 of the Registrant's Annual report on Form 10-K for the year ended December 31, 2002 filed on March 20, 2003
(b)	Reports on Form 8-K

During the quarterly period ended December 31, 2003, we furnished the following Current Report on Form 8-K:

Current Report on Form 8-K, furnished pursuant to Items 9 and 12, on October 31, 2003, attaching a press release announcing the Company's financial results for third quarter ended September 30, 2003.

After December 31, 2003, we furnished the following Current Report on Form 8-K:

Current Report on Form 8-K, furnished pursuant to Items 9 and 12, on February 2, 2004, attaching a press release announcing the Company's financial results for fourth quarter and year ended December 31, 2003.

(c)	The exhibits required by Item 601 of Regulation S-K are reflected above in Section (a) 3. of this Item.
(d)	The financial statement schedule is included as reflected in Section (a) 2. of this Item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Shrewsbury, New Jersey, on March 29, 2004.
PROGRAMMER'S PARADISE, INC.

By:	/s/ William H. Willett

William H. Willett, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:
Signature	Title	Date

	President, Chief Executive Officer and	March 29, 2004
/s/ William H. Willett	Chairman of the Board of Directors
William H. Willett	(Principal Executive Officer)

	Vice President and Chief Financial Officer	March 29, 2004
/s/ Simon F. Nynens	(Principal Financial and Accounting Officer)
Simon F. Nynens

/s/ Mark T. Boyer	Director	March 29, 2004
Mark T. Boyer

/s/ F. Duffield Meyercord	Director	March 29, 2004
F. Duffield Meyercord

/s/ Edwin H. Morgens	Director	March 29, 2004
Edwin H. Morgens

/s/ James W. Sight	Director	March 29, 2004
James W. Sight

/s/ Allan D. Weingarten	Director	March 29, 2004
Allan D. Weingarten

Items 8 and 15(a)

Programmer's Paradise, Inc. and Subsidiaries

Index to Consolidated Financial Statements and Schedule

Report of Independent Accountants

The Board of Directors and Stockholders

Programmer's Paradise, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Programmer's Paradise, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Programmer's Paradise, Inc. and Subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for the years ended December 31, 2003 and 2002. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.
/s/ Amper, Politziner & Mattia, P.C.

January 22, 2004

Edison, New Jersey

Report of Independent Auditors

The Board of Directors and Stockholders

Programmer's Paradise, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Programmer's Paradise, Inc. and Subsidiaries as of December 31, 2001, and the related consolidated statement of operations, stockholders' equity, and cash flow for the year ended December 31, 2001. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Programmer's Paradise, Inc. and Subsidiaries at December 31, 2001, and the consolidated results of their operations and their cash flows for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP

MetroPark, New Jersey

March 1, 2002

Programmer's Paradise, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

December 31
	2002	2003

Assets
Current assets:
Cash and cash equivalents	$6,072	$5,878
Marketable securities	5,110	5,033
Accounts receivable, net of allowances of $728 and
$622 in 2002 and 2003, respectively	6,342	7,783
Inventory, net of allowances of $174 and $132 in 2002
and 2003, respectively	1,151	1,119
Prepaid expenses and other current assets	264	333
Total current assets	18,939	20,146

Equipment and leasehold improvements, net	460	292
Other assets	69	51
	$19,468	$20,489
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$7,772	$8,919
Dividend payable	-	375
Total current liabilities	7,772	9,294

Stockholders' equity:
Common Stock $.01 par value: Authorized, 10,000,000 shares, issued 5,230,250 and 5,284,500 in 2002 and 2003, respectively	52	53
Additional paid-in capital	35,484	34,099
Treasury stock, at cost, 1,389,576 and 1,533,970 shares in 2002 and 2003, respectively	(4,184)	(4,490)
Retained earnings (deficit)	(19,511)	(18,545)
Accumulated other comprehensive gain (loss)	(145)	78
Total stockholders' equity	11,696	11,195
	$19,468	$20,489

The accompanying notes are an integral part of the consolidated financial statements.

Programmer's Paradise, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year ended December 31
	2001	2002	2003

Net sales	$89,536	$65,157	$69,569
Cost of sales	80,656	56,540	60,609
Gross profit	8,880	8,617	8,960

Selling, general and administrative expenses	13,020	8,926	8,143
Amortization of goodwill	25	-	-
Impairment of goodwill	230	-	-
Cost of restructuring	362	-	-
Settlement of escrow	-	348	-
Income (loss) from operations	(4,757)	(657)	817

Other income (expense):
Interest expense	(71)	-	-
Interest income	389	241	133
Gain on sale of investments	-	205	-
Foreign currency transaction gain (loss)	-	(31)	97
Income (loss) before provision for income taxes	(4,439)	(242)	1,047

Provision (benefit) for income taxes	83	(270)	81

Net income (loss)	$(4,522)	$28	$966

Basic income (loss) per common share	$(0.91)	$ 0.01	$ 0.26
Diluted income (loss) per common share	$(0.91)	$ 0.01	$ 0.25

Weighted average common shares outstanding-Basic	4,987	4,459	3,724
Weighted average common shares outstanding-Diluted	4,987	4,480	3,900

The accompanying notes are an integral part of the consolidated financial statements.

Programmer's Paradise, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Treasury	A Retained Earnings	Accumulated other comprehensive
	Shares	Amount	Capital	Stock	(Deficit)	Income (loss)	Total
Balance at January 1, 2001	5,287,813	$53	$35,476	$(1,325)	$(15,017)	$(281)	$18,906
Net loss	-	-	-	-	(4,522)	-	(4,522)
Other comprehensive loss:	-	-	-	-	-	(185)	(185)
Translation adjustment	-	-	-	-	-	-	(4,707)
Comprehensive loss	-	-	-	-	-	-	-
Purchase of 38,607 treasury	-	-	-	-	-	-	-
stock shares	-	-	-	(148)	-	-	(148)
Exercise of stock options	20,125	-	7	-	-	-	7
Balance at December 31, 2001	5,307,938	$53	$35,483	$(1,473)	$(19,539)	$(466)	$14,058
Net income	-	-	-	-	28	-	28
Other comprehensive loss:	-	-	-	-	-	-	-
Reclassification adjustment	-	-	-	-	-	(78)	(78)
for gain realized on sale of	-	-	-	-	-	-	-
available-for-sale securities	-	-	-	-	-	-	-
Unrealized gain on available-	-	-	-	-	-	-	-
for-sale securities	-	-	-	-	-	114	114
Translation adjustment	-	-	-	-	-	285	285
Comprehensive Income	-	-	-	-	-	-	349
Purchase of 1,126,169 treasury	-	-	-	-	-	-	-
stock shares	-	-	-	(2,711)	-	-	(2,711)
Other	(77,688)	(1)	1	-	-	-	-
Balance at December 31, 2002	5,230,250	$52	$35,484	$(4,184)	$(19,511)	$(145)	$11,696
Net income	-	-	-	-	966	-	966
Other comprehensive loss:	-	-	-	-	-	-	-
Translation adjustment	-	-	-	-	-	223	223
Comprehensive Income	-	-	-	-	-	-	223
Dividend paid	-	-	(1,113)	-	-	-	(1,113)
Dividend declared payable	-	-	(375)	-	-	-	(375)
Purchase of 172,394 treasury	-	-	-	-	-	-	-
stock shares	-	-	-	(377)	-	-	(377)
Exercise of stock options	54,250	1	103	71	-	-	175
Balance at December 31, 2003	5,284,500	$53	$34,099	$(4,490)	$(18,545)	$78	$11,195

The accompanying notes are an integral part of the consolidated financial statements.

Programmer's Paradise, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31
	2001	2002	2003
Cash flows from operating activities
Net Income (loss)	$ (4,522)	$ 28	$ 966
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	501	364	291
Amortization expense	303	30	22
Gain on sale of investments	-	205	-
Impairment of goodwill	230	-	-
Changes in operating assets and liabilities, net of assets held for sale:
Accounts receivable	4,599	2,107	(1,442)
Inventory	1,945	(465)	32
Prepaid expenses and other current assets	1,871	207	(69)
Accounts payable and accrued expenses	(4,950)	(2,227)	1,147
Net change in other operating assets and liabilities	55	(41)	(4)
Net cash provided by operating activities	32	208	943
Cash flows from investing activities
Purchase of equipment, leasehold improvements and other	(201)	(191)	(122)
Change in net assets held for sale	12,163	-	-
Change in cash held in escrow	(2,335)	2,335	-
Purchases of available-for-sale securities	-	(10,219)	(5,473)
Sales of available-for-sale securities	-	4,904	-
Redemptions of available-for-sale securities	-	-	5,550
Net cash provided by (used in) investing activities	9,627	(3,171)	(45)
Cash flows from financing activities
Purchase of treasury stock	(148)	(2,711)	(377)
Proceeds from stock option exercise	-	-	71
Dividends paid	-	-	(1,113)
Net proceeds from issuance of Common Stock	7		104
Net cash used in financing activities	(141)	(2,711)	(1,315)
Effect of foreign exchange rate on cash	(184)	321	223
Net increase (decrease) in cash and cash equivalents	9,334	(5,353)	(194)
Cash and cash equivalents at beginning of year	2,091	11,425	6,072
Cash and cash equivalents at end of year	$ 11,425	$ 6,072	$ 5,878

Supplementary disclosure of cash flow information:
Income taxes paid	$ 125	$ -	$ 73
Interest paid	$ 71	$ -	$ 26

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

Net Income (Loss) Per Common Share

Basic income (loss) per share is computed using average shares outstanding during the period. The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Accordingly, the Company has disclosed earnings per share calculated using both the basic and diluted methods for all periods presented.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations in credit risk consist of cash and cash investments. The Company's $5.0 million investments in marketable securities are only in highly rated and highly liquid U.S. government securities and corporate bonds.

The remaining cash balance is invested in short-term savings accounts with our primary bank, The Bank of New York. As such, the risk of significant changes in the value of our cash invested is minimal.

Investments in Securities

The Company accounts for investments in securities pursuant to the SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under this statement, the Company's securities with a readily determinable fair value have been classified as available for sale and are carried at fair value with an offsetting adjustment to Stockholder's Equity. Net unrealized gains and losses on marketable securities are credited or charged to accumulated other comprehensive income.

Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 2003, because of the relative short maturity of these instruments.

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

Revenue Recognition

The Company records revenues from sales transactions when title to products sold passes to the customer. The Company's shipping terms dictate that the passage of title occurs upon receipt of products by the customer. The majority of the Company's revenues relates to physical products and is recognized on a gross basis with the selling price to the customer recorded as net sales with the acquisition cost of the product to the Company recorded as cost of sales. At the time of sale, the Company also records an estimate for sales returns based on historical experience. Software maintenance products, third party services and extended warranties sold by the Company (for which the Company is not the primary obligor) are recognized on a net basis in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition" and Emerging Issues Task Force (EITF) 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent".

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

Stock-Based Compensation

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value based method of accounting for stock-based compensation plans, the Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" for recognizing stock-based compensation expense for financial statement purposes. For companies that choose to continue applying the intrinsic value method, SFAS No. 123 mandates certain pro forma disclosures as if the fair value method had been utilized. The Company accounts for stock based compensation to consultants in accordance with EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and SFAS No. 123.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123", which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, SFAS No. 148 mandates certain new disclosures that are incremental to those required by SFAS No. 123. The Company continued to account for stock-based compensation in accordance with APB No. 25.

The following table illustrates the effect on income (loss) attributable to common stockholders and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.
	Year ended December 31
	2001	2002	2003

Net income (loss) as reported	$(4,522)	$28	$966
Net income (loss) pro forma	$(4,737)	$(435)	$916
Basic net income (loss) per share, as reported	$(0.91)	$0.01	$0.26
Diluted net income (loss) per share, as reported	$(0.91)	$0.01	$0.25
Basic net income (loss) per share, pro forma	$(0.95)	$(0.10)	$0.25
Diluted net income (loss) per share, pro forma	$(0.95)	$(0.10)	$0.23

Under SFAS No. 123 the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year ended December 31
	2001	2002	2003
Expected life (in years)	5.5	8.3	4.2
Risk-free interest rate	4.47%	3.78%	3.38%
Volatility	61%	61%	53%
Dividend yield	0%	0%	10%

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

Advertising Costs

Advertising costs are charged to expense in the period incurred. Advertising costs for 2001, 2002, and 2003 amounted to approximately $4,024, $2,740 and $2,167 respectively.

Impact of Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transaction for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of that statement. The disclosure provisions of this statement are effective for financial statements issued for fiscal periods beginning after December 15, 2002 and became effective for the Company in the second quarter of our 2003 fiscal year. The Company has adopted the applicable disclosure requirements of this Statement in its financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in Statement No. 133. It also specifies when a derivative contains a financing component that warrants special reporting in the Consolidated Statement of Cash Flows. SFAS No. 149 amends certain other existing pronouncements in order to improve consistency in reporting these types of transactions. The new guidance is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements are also required in the interim and annual financial statements. The adoption of FIN 45 did not have an effect on the Company's results of operations or financial position.

On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. We currently do not have any such instruments. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003. There was no impact from the adoption of this statement.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which is effective for interim periods beginning after December 15, 2003. This Interpretation changes the method of determining whether certain entities should be included in the Company's Consolidated Financial Statements. An entity is subject to FIN 46 and is called a variable interest entity ("VIE") if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both. There was no impact from the adoption of this standard.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Marketable securities

Investments in available-for-sale securities as per December 31, 2003 were (in thousands):
	Cost	Market value	Unrealized Gain (loss)
U.S. Government Securities	$ 3,024	$ 3,033	$ 9
Corporate Bonds	$ 2,001	$ 2,000	$ (1)
Total Marketable securities	$ 5,025	$ 5,033	$ 8

The cost and market value of our investments at December 31, 2003 by contractual maturity were (in thousands):
		Estimated
	Cost	Fair Value

Due in one year or less	$3,024	$3,033
Due in greater than one year	2,001	2,000
Total investments	$5,025	$5,033

Investments in available-for-sale securities as per December 31, 2002 were (in thousands):
	Cost	Market value	Unrealized Gain (loss)
U.S. Government Securities	$ 5,074	$ 5,110	$ 36

The cost and market value of our investments in U.S. Government securities at December 31, 2002 by contractual maturity were (in thousands):
	Cost	Estimated Fair Value

Due in one year or less	$3,043	$3,045
Due in greater than one year	2,031	2,065
Total investments	$5,074	$5,110

Estimated fair values of marketable securities are based on quoted market prices.

4. Balance Sheet Detail

Equipment and leasehold improvements consists of the following as of December 31:

	2002	2003

Equipment	$ 1,916	$ 2,023
Leasehold improvements	291	291
	2,207	2,314
Less accumulated depreciation and amortization	(1,747)	(2,022)
	$ 460	$ 292

Accounts payable and accrued expenses consist of the following as of December 31:

	2002	2003

Trade accounts payable	$ 6,568	$ 8,014
Other accrued expenses	1,204	905
	$ 7,772	$ 8,919

5. Income Taxes

The provision (benefit) for income taxes is as follows:

	Year ended December 31
	2001	2002	2003
Current:
Federal	$ 44	$ (322)	$ -
State	39	25	-
Foreign	-	27	81
	83	(270)	81
Deferred:
Federal	-	-	-
State	-	-	-
Foreign	-	-	-
	-	-	-
	$ 83	$ (270)	$ 81

The reasons for the difference between total tax expense (benefit) and the amount computed by applying the U.S. statutory federal income tax rate to income before income taxes are as follows:

	Year ended December 31
	2001	2002	2003

Statutory rate applied to pretax income	$ (1,509)	$ (82)	$ 356
State income taxes, net of benefit of federal income taxes	(173)	(75)	46
Foreign income taxes over U.S. statutory rate	56	25	2
Net increase(decrease) in valuation allowance	(379)	(155)	(323)
Loss on sale of foreign subsidiaries	1,997	-	-
Other items	8	-	-
Settlement of prior year's tax	83	17	-
Income tax expense	$ 83	$ (270)	$ 81

Significant components of the Company's deferred tax assets are as follows as of:

	December 31
	2002	2003
Fixed assets	$ 280	$ 259
Accruals and reserves	3,240	2,873
Net operating loss carry forwards	3,008	3,073
Credit carry forwards	16	16
Deferred tax assets	$ 6,544	$ 6,221
Valuation allowance	(6,544)	(6,221)
Deferred tax assets	$ 0	$ 0

As of December 31, 2003, the Company had approximately $6.6 million in federal net operating loss carryovers, which expire in varying amounts between 2004 and 2023 ($1.1 million in 2004, $0.3 million in 2005 and $5.2 million in 2006 and beyond). As a result of the current uncertainty of realizing the benefits of the tax loss carry forward, valuation allowances equal to the tax benefits for the U.S. deferred taxes have been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period. The valuation allowance will be evaluated at the end of each reporting period, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required. The Company's ability to utilize certain net operating loss carry forwards is restricted to approximately $1.5 million per year cumulatively, as a result of an ownership change pursuant to Section 382 of the Internal Revenue Code.

For financial reporting purposes, income (loss) before income taxes includes the following components:
	Year ended December 31
	2001	2002	2003
United States	$(4,311)	$(395)	$816
Foreign	(128)	153	231
	$(4,439)	$(242)	$1,047

During the years ended December 31, 2001, 2002 and 2003, the Company paid (received) approximately $125, $(376) and $73, respectively, in income taxes.

6. Stockholder's Equity and Stock Option Plans

The Company's 1986 Employee Stock Option Plan ("1986 Plan"), as amended on June 15, 1994, provides for the grant of options to purchase up to 698,133 shares of the Company's Common Stock to employees, officers and directors of the Company. The terms of the options are for a maximum of ten years from date of grant and generally are exercisable at an exercise price equal to but not less than the fair market value of the Common Stock on the date that the option is granted. The options generally vest in equal annual installments over five years. There are no additional options available for grant under the Company's 1986 Plan.

On April 21, 1995, the Board of Directors adopted the Company's 1995 Employee Stock Plan ("1995 Plan"). The 1995 Plan, as amended on May 7, 1998, provides for the grant of options to purchase up to 1,137,500 shares of the Company's Common Stock to officers, directors, employees and consultants of the Company. The 1995 Plan requires that each option shall expire on the date specified by the Compensation Committee, but not more than ten years from its date of grant in the case of Incentive Stock Options ("ISO's") and Non-Qualified Options. Options granted under the plan are exercisable at an exercise price equal to but not less than the fair market value of the Common Stock on the grant date. ISO's shall either be fully exercisable on the date of grant or shall become exercisable thereafter in such installments as the committee may specify. The options granted in 2003 were fully exercisable on the date of grant.

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

In February 2002, the Board of Directors approved a plan permitting all option holders under the 1986 Plan and the 1995 Plan to surrender all or any portion of their options on or before March 1, 2002. By March 1, 2002, a total of 7,875 options to purchase the Company's Common Stock under the 1986 option plan and 303,550 options to purchase the Company's Common Stock under the 1995 Plan were surrendered, of which 305,175 were surrendered by the Company's executive officers. All of the options surrendered were exercisable in excess of the market price of the underlying Common Stock as of the dates of surrender.

On September 9, 2002, the Company granted 418,750 options at an option price of $2.13 per share to officers and key-employees. The options granted vested immediately on September 9, 2002. The Company granted options to purchase 200,000 shares to William H. Willett, the Company's President and Chief Executive Officer; options to purchase 100,000 shares to Simon Nynens, the Company's Vice President and Chief Financial Officer; options to purchase 55,000 shares to Jeffrey Largiader, the Company's Vice President Marketing; and options to purchase 15,000 shares to Steven McNamara, the Vice President and General Manager of Programmer's Paradise Canada. The Company also granted options to purchase 16,875 shares to Directors on September 9, 2002. Each Director received options to purchase 3,375 shares of the Company's Common Stock at an option price of $2.13 per share.

The options granted to Directors vest in an installment of 20% of the total option grant one year after the date of the option grant, and thereafter in equal quarterly installments of 5%, subject to the terms and conditions set forth in the 1995 Non-Employee Director Plan.

Changes during 2001, 2002 and 2003 in options outstanding for the combined plans were as follows:
	Number of Options	Weighted Average Exercise Price

Outstanding at January 1, 2001	752,101	6.30
Granted in 2001	37,500	3.85
Canceled in 2001	(200,510)	7.94
Exercised in 2001	(20,125)	0.32
Outstanding at December 31, 2001	568,966	5.78
Granted in 2002	435,625	2.13
Canceled in 2002	(371,341)	6.30
Exercised in 2002	0	-
Outstanding at December 31, 2002	633,250	2.99
Granted in 2003	20,000	2.01
Canceled in 2003	(12,625)	2.73
Exercised in 2003	(82,250)	2.11
Outstanding at December 31, 2003	558,375	3.10
Exercisable at December 31, 2003	522,965	3.08

The options exercisable at December 31, 2003 and 2002 were 522,965 and 592,000 respectively.

Stock options outstanding at December 31, 2003 are summarized as follows:

Range of Exercise Prices	Outstanding Options as of December 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable as of December 31, 2003	Weighted Average Exercise Price

2.00 - 2.59	383,875	8.7	2.12	371,215	2.12
2.60 - 3.88	47,500	5.7	3.78	28,750	3.73
3.89 - 5.18	37,500	1.3	4.00	37,500	4.00
5.19 - 6.47	70,750	4.4	6.29	66,750	6.32
6.48 - 7.76	18,750	3.0	7.50	18,750	7.50
	558,375			522,965

Under the various plans, options that are cancelled can be reissued. At December 31, 2003, 659,468 shares were reserved for future issuance. The weighted average fair value of options granted during 2001, 2002 and 2003 is $2.24, $2.13 and $2.01 respectively.

7. Defined Contribution Plan

The Company maintains a defined contribution plan covering substantially all domestic employees. Participating employees may make contributions to the plan, through payroll deductions. Matching contributions are made by the Company equal to 50% of the employee's contribution to the extent such employee contribution did not exceed 6% of their compensation. During the years ended December 31, 2001, 2002 and 2003, the Company expensed approximately $93, $73 and $84 respectively, related to this plan.

8. Commitments

Operating leases relates to the lease of the space used for our operations in Shrewsbury and Mount Laurel, NJ and Mississauga, Canada and certain equipment under long-term operating leases that include certain renewal options. The commitments for operating leases include the minimum rent payments and a proportionate share of operating expenses and property taxes. The future minimum rental payments for the remaining terms of the Company's leases in the U.S. and Canada are as follows:

2004	480
2005	458
2006	458
2007	231
2008 and thereafter	-
$ 1,627

The Company is not committed by lines of credit, standby letters of credit, has no standby repurchase obligations or other commercial commitments. The Company is not engaged in any transactions with related parties. Rent expense for the years ended December 31, 2001, 2002 and 2003 was approximately $455, $488 and $483 respectively.

9. Industry segment and Geographic information

Programmer's Paradise, Inc. operates in one primary business segment: the marketing of technical software and hardware for microcomputers, servers and networks in the United States and Canada.

Geographic revenue and identifiable assets related to operations as of and for the years ended December 31 were as follows
	2001	2002	2003
Net sales to Unaffiliated Customers:
United States	$ 81,339	$ 55,447	$ 59,366
Canada	8,197	9,710	10,203
Total	$89,536	$65,157	$69,569

Identifiable Assets by Geographic Areas:
United States	$ 20,938	$ 16,916	$ 17,176
Canada	3,119	2,552	3,313
Total	$24,057	$19,468	$20,489

10. Quarterly Results of Operations (Unaudited)

The following table presents summarized quarterly results for 2003:
	First	Second	Third	Fourth

Net sales	$15,198	$16,051	$18,355	$19,965
Gross profit	1,988	2,123	2,294	2,555
Net income	41	203	333	389

Basic net income per common share	$0.01	$0.05	$0.09	0.11
Diluted net income per common share	$0.01	$0.05	$0.09	$0.10

The following table presents summarized quarterly results for 2002:
	First	Second	Third	Fourth

Net sales	$17,547	$16,926	$15,798	$14,886
Gross profit	2,272	2,248	2,016	2,081
Net income (loss)	98	431	(210)	(291)

Basic and dilutive
net income (loss) per Common Share	$0.02	$0.09	$(0.05)	$(0.07)

11. Goodwill

During the Fourth Quarter of 2001, the remaining goodwill, in the amount of $230,000, from the acquisition of Software Developers Corporation ("SDC") in June 1996 was evaluated and determined to be impaired and was adjusted accordingly, as a result of the Company's ongoing evaluation of the realizability of such goodwill.

12. Restructuring Cost

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

13. Settlement of Escrow

Pursuant to an Agreement, dated December 1, 2000 ("Stock Sale Agreement"), between the Company and PC-Ware Information Technologies AG, a German corporation ("PC-Ware"), on January 9, 2001 the Company sold all of the shares of its European subsidiaries for 14,500,000 Euros, subject to post-closing adjustments, including finalization of the closing balance sheet, in accordance with the Stock Sale Agreement. As security for any claim of PC-Ware arising from alleged breaches of representations by the Company under the Stock Sale Agreement, 2,665,836 Euros (the equivalent of $2,628,514) were being held in an escrow account as of September 30, 2002. In September 2001, PC-Ware made claims aggregating 2,490,127 Euros against the escrow.

On October 1, 2002, the claims brought against the Company by PC-Ware were settled for 435,000 Euros (the equivalent as of such date of $428,910). Associated fees, comprising of counsel fees, expert witness fees, arbitration fees, consultancy fees paid to the Company's previous Chief Financial Officer, and travel and related expenses, amounted to $269,000. This settlement amount and associated fees amounted to $698,000 in the third quarter of 2002. Since the Company had established reserves of $350,000 for this claim in the fourth quarter of 2001, the Company reported an additional $348,000 for this settlement and associated fees in the third quarter of 2002.

As of December 31, 2003, there are no legal proceedings pending against the Company or any of its subsidiaries.

Programmer's Paradise, Inc. and Subsidiaries
Schedule II--Valuation and Qualifying Accounts
(In Thousands)
Description	Beginning Balance	Charged to Cost and Expense	Deductions	Ending Balance

Year ended December 31, 2001:
Allowances for accounts receivable	$530	1,328	1,067	$791
Reserve for obsolescence	$441	345	576	$210
Valuation allowance deferred taxes	$7,078	(379)	-	$6,699
Year ended December 31, 2002:
Allowances for accounts receivable	$791	662	725	$728
Reserve for obsolescence	$210	25	61	$174
Valuation allowance deferred taxes	$6,699	(155)	-	$6,544
Year ended December 31, 2003:
Allowances for accounts receivable	$728	392	498	$622
Reserve for obsolescence	$174	-	42	$132
Valuation allowance deferred taxes	$6,544	(323)	-	$6,221