Form 10-Q
period 2004-03-31
PROGRAMMERS PARADISE INC
filed 2004-05-05
CIK 945983

 &PROGRAMMERS PARADISE, INC. - Form 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
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

Registrant's Telephone Number (732) 389-8950

Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes [  ] No [X]

There were 3,822,785 outstanding shares of the registrant's common stock, par value $.01 per share, as of April 29, 2004, not including 1,461,715 shares classified as treasury stock.

PART I - FINANCIAL INFORMATION

PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)
	March 31, 2004 (Unaudited)	December 31, 2003 (Audited)
ASSETS
Current assets
Cash and cash equivalents	$ 2,823	$ 5,878
Marketable Securities	7,583	5,033
Accounts receivable, net	9,282	7,783
Inventory - finished goods	1,257	1,119
Prepaid expenses and other current assets	547	333
Total current assets	21,492	20,146

Equipment and leasehold improvements, net	274	292
Other assets	51	51
Total assets	$ 21,817	$ 20,489
	=======	========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$ 10,098	$ 8,919
Dividend payable	382	375
Total current liabilities	10,480	9,294
Commitments and contingencies
Stockholders' equity
Common stock, $.01 par value; authorized, 10,000,000 shares; issued 5,284,500 shares	53	53
Additional paid-in capital	33,717	34,099
Treasury stock, at cost, 1,465,715 shares and 1,533,970 shares, respectively	(4,300)	(4,490)
Retained earnings (deficit)	(18,183)	(18,545)
Accumulated other comprehensive loss	50	78
Total stockholders' equity	11,337	11,195
Total liabilities and stockholders' equity	$ 21,817	$ 20,489
	=======	=======

The accompanying notes are an integral part of these consolidated financial statements.

PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three months ended
	March 31,
	2004	2003

Net sales	$ 20,679	$ 15,198
Cost of sales	18,078	13,210
Gross profit	2,601	1,988
Selling, general and administrative expenses	2,222	1,978
Income from operations	379	10
Interest income, net	39	31
Unrealized foreign exchange gain/(loss)	(21)	22
Income before income tax provision	397	63
Provision for income taxes	35	22
Net income	$ 362	$ 41
	=======	=======
Net income per common share-Basic	$ 0.10	$ 0.01
Net income per common share-Diluted	$ 0.09	$ 0.01
Weighted average common shares outstanding- Basic	3,797	3,745
Weighted average common shares outstanding- Diluted	4,084	3,754

Reconciliation to comprehensive income:
Net Income	$ 362	$ 41
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	10	(5)
Foreign currency translation adjustments	(38)	124
Total comprehensive income	$ 334	$ 160
	=======	=======

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock Shares Amount		Additional Paid-In Capital	Treasury Stock	Retained Earnings / (Deficit)	Accumulated other comprehensive Income (loss)	Total
Balance at January 1, 2004	5,284,500	$53	$34,099	$(4,490)	$(18,545)	$78	$11,195
Net income					362		362
Other comprehensive income:
Exercise of stock options				190			190
Dividend declared payable			(382)				(382)
Unrealized gain on
marketable securities						10	10
Translation adjustment						(38)	(38)
Comprehensive Income							(28)
Balance at March 31, 2004	5,284,500	$53	$33,717	$(4,300)	$(18,183)	$50	$11,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Three Months Ended
	March 31,
Cash flows from operating activities	2004	2003
Net income	$ 362	$ 41
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	52	89
Allowance for doubtful accounts	15	77
Accretion of marketable securities	10	(5)
Changes in operating assets and liabilities:
Accounts receivable	(1,515)	40
Inventory	(138)	149
Prepaid expenses and other current assets	(214)	68
Accounts payable and accrued expenses	1,179	(738)
Net change in other assets and liabilities	(3)	(1)
Net cash used for operating activities	(252)	(280)
Cash flows from investing activities:
Purchases of available-for-sale securities	(3,550)	(1,364)
Redemptions of available-for-sale securities	1,000	1,000
Increase in cash held in escrow	-	-
Capital expenditures	(30)	(55)
Net cash (used for) provided by investing activities	(2,580)	(419)
Cash flows from financing activities:
Dividend paid	(375)	-
Purchase of treasury stock	-	(190)
Proceeds from the exercise of stock options	190	-
Net cash used for financing activities	(185)	(190)

Effect of foreign exchange rate on cash	(38)	124
Net decrease in cash and cash equivalents	(3,055)	(765)
Cash and cash equivalents at beginning of period	5,878	6,072
Cash and cash equivalents at end of period	$ 2,823	$ 5,307
	=======	=======

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
March 31, 2004
1.

The accompanying unaudited condensed consolidated financial statements of Programmer's Paradise, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, restructuring and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the opinion of the Company's management all adjustments that are of a normal recurring nature, considered necessary for fair presentation, have been included. Actual results may differ from these estimates under different assumptions or conditions. The unaudited condensed consolidated statements of income for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K filed with the Securities Exchange Commission for the year ended December 31, 2003.

2.

Assets and liabilities of the Company's Canadian subsidiary have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year. The revenue for our Canadian operations in the first three months of 2004 increased by $0.3 million to $3.0 million as compared to the first three months of 2003. Cumulative translation adjustments and unrealized gains (losses) on available-for-sale securities have been classified within other comprehensive income, which is a separate component of stockholders equity in accordance with FASB Statement No. 115, "Reporting Comprehensive Income".

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

4.       Investments in available-for-sale securities at March 31, 2004 were (in thousands):
	Cost	Market value	Unrealized Gain (loss)
U.S. Government Securities	$ 5,572	$ 5,578	$ 6
Corporate Bonds	$ 2,001	$ 2,005	$ 4
Total Marketable Securities	$ 7,573	$ 7,583	$ 10
	======	======	====

          The cost and market value of the Company's investments at March 31, 2004 by contractual maturity were
          (in thousands):
		Estimated
	Cost	Fair Value

Due in one year or less	$5,572	$5,578
Due in greater than one year	2,001	2,005
Total investments	$7,573	$7,583
	======	======
5.

Basic EPS is computed by dividing net earnings (loss) by the weighted average number of shares outstanding during the period. Diluted EPS is computed considering the potentially dilutive effect of outstanding stock options. A reconciliation of the numerator and denominators of the basic and diluted per share computations follows (in thousands, except per share data):

	Three months ended March 31,
	2004	2003
Numerator:
Net Income	$ 362	$ 41
Denominator:
Weighted average shares (Basic)	3,797	3,745
Dilutive effect of outstanding options	287	9

Weighted average shares including assumed conversions (Diluted)	4,084	3,754

Basic net income per share	$ 0.10	$ 0.01
Diluted net income per share	$ 0.09	$ 0.01

6.

On March 18, 2004 our Board of Directors declared a quarterly dividend of $.10 per share on our common stock payable April 23, 2004 to shareholders of record on April 5, 2004. Our Board intends to periodically review the amount and frequency of future payments in light of the Company's operations and need for capital. The dividend is reflected as a reduction of Additional Paid in Capital.

7.

The Company had one major customer that accounted for 13.9% of total net sales during the quarter ending March 31, 2004, and 5.8% of total net accounts receivable as of March 31, 2004. The Company had two major vendors that accounted for 24.0% and 14.2% of total purchases, respectively, during the quarter ending March 31, 2004. In the first quarter of 2003, no customer accounted for more than 10% of consolidated net sales. The Company had one major vendor that accounted for 26.9% of total purchases during the quarter ending March 31, 2003.

8.

For the quarter ended March 31, 2004, the Company recorded a provision of $35,000, which consists of a provision for Canadian income taxes. For the quarter ended March 31, 2003, the Company recorded a provision of $22,000, also for Canadian income taxes. The loss carry forwards offset the provision for income taxes for our U.S. operations.

As of March 31, 2004, the Company had a U.S. deferred tax asset of approximately $6.1 million reflecting, in part, a benefit of $3.0 million in federal and state tax loss carry forwards, which will expire in varying amounts between 2004 and 2023. As a result of the current uncertainty of realizing the benefits of the tax loss carry forward, valuation allowances equal to the tax benefits for the U.S. deferred taxes have been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period. The valuation allowance will be evaluated at the end of each reporting period, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required. The Company's ability to utilize certain net operating loss carry forwards is restricted to approximately $1.5 million per year cumulatively, as a result of an ownership change pursuant to Section 382 of the Internal Revenue Code.

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

	Three months ended
	March 31,
	2004	2003
Net income - as reported	362	41
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(18)	(13)
Pro forma net income	344	28
Net income per share:
Basic earnings per share - as reported	$ 0.10	$ 0.01
Basic earnings per share - pro forma	$ 0.09	$ 0.01
Net income per share:
Diluted earnings per share - as reported	$ 0.09	$ 0.01
Diluted earnings per share - pro forma	$ 0.08	$ 0.01

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Certain Factors Affecting Operating Results" and elsewhere in this report. The following discussion should be read in conjunction with the consolidated financial statements and related notes included in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Three months ended March 31,
	2004	2003
Net sales	100.0%	100.0%
Cost of sales	87.4	86.9
Gross profit	12.6	13.1
Selling, general and administrative expenses	10.8	13.0
Income from operations	1.8	0.1
Interest income, net	0.2	0.2
Foreign currency transaction gain (loss)	(0.1)	0.1
Income before income taxes	1.9	0.4
Provision for income taxes	0.1	0.1
Net income	1.8%	0.3%

Net Sales

Net sales in the first quarter of 2004 increased 36% or $5.5 million to $20.7 million compared to $15.2 million for the same period in 2003. We attribute this growth in net sales to a more favorable IT spending environment, improved productivity and expansion of our account executive team in the first quarter of 2004, consistent with the third and fourth quarter of 2003.

On a forward-looking basis, the overall market demand for the software we sell continues to be volatile with the extent of the market's recovery remaining uncertain.

Gross Profit

Gross profit as a percentage of net sales decreased to 12.6% for the quarter ended March 31, 2004, compared to 13.1% for the same period in 2003. Gross profit in absolute dollars for the three-month period ended March 31, 2004 was $2.6 million as compared to $2.0 million for the same period in 2003. This was primarily due to the increase in revenue discussed above. The increase in gross profit dollars and the decrease in gross profit margin as a percentage of net sales reflect a shift in the product mix of sales.

On a forward-looking basis, gross profit margin in future periods may be less than the 12.6% achieved in the first quarter of 2004. We foresee possible pressure on gross profit margins as a result of various factors, including the continued participation by vendors in inventory price protection and rebate programs, product mix, including software maintenance and third party services, pricing strategies, market conditions and other factors, any of which could result in a reduction of gross profit margins below those realized in the first quarter of 2004.

Selling, General and Administrative Expenses

SG&A expenses for the quarter ended March 31, 2004 were $2.2 million as compared to $2.0 million for the same period in 2003, an increase of $0.2 million or 10%. The primary drivers in selling and administrative expenses were consultant fees and employee-related costs. Consultant fees decreased $0.1 million and were mainly information technology-related fees that will no longer be required due to the upgrade of our staff in the IT department. Employee-related costs (which includes items such as bonuses, profit sharing, incentive awards and insurance) increased $0.2 million.

We will continue to invest in our sales force while reviewing our organization and cost structure in an effort to further reduce operating expenses and improve efficiencies. These factors, combined with increased legal requirements, including the Sarbanes-Oxley Act of 2002, may cause higher SG&A expenses in 2004.

Foreign Currency Transactions Gain (Loss)

The realized foreign exchange loss for the quarter ended March 31, 2004 was $21,000 compared to a profit of $22,000 for the same period in 2003. Foreign exchange gains and losses primarily result from our trade activity with our Canadian subsidiary. Although the Company does maintain bank accounts in Canadian currencies to reduce currency exchange fluctuations, the Company is, nevertheless, subject to risks associated with such fluctuations.

Income Taxes

For the quarter ended March 31, 2004, the Company recorded a provision of $35,000, which consists of a provision for Canadian income taxes. For the quarter ended March 31, 2003, the Company recorded a provision of $22,000, also for Canadian income taxes. The loss carry forwards offset the provision for income taxes for our U.S. operations. As of March 31, 2004, the Company had a U.S. deferred tax asset of approximately $6.1 million reflecting, in part, a benefit of $3.0 million in federal and state tax loss carry forwards, which will expire in varying amounts between 2004 and 2023. As a result of the current uncertainty of realizing the benefits of the tax loss carry forward, valuation allowances equal to the tax benefits for the U.S. deferred taxes have been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period. The valuation allowance will be evaluated at the end of each reporting period, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required. The Company's ability to utilize certain net operating loss carry forwards is restricted to approximately $1.5 million per year cumulatively, as a result of an ownership change pursuant to Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

During the first three months of 2004, our cash and cash equivalents decreased by $3.1 million to $2.8 million at March 31, 2004, from $5.9 million at December 31, 2003. Net cash used for operating activities amounted to $0.3 million; net cash used for investing activities amounted to $2.6 million and cash used for financing activities amounted to $0.2 million.

Net cash used for operating activities in the first three months of 2004 was $0.3 million and primarily resulted from a $1.5 million increase in accounts receivable, a $0.1 million increase in inventory and a $0.2 million increase in prepaid expenses and other current assets. This was partly offset by our net income of $0.4 million and a $1.2 million increase in accounts payable and accrued expenses. The increase in accounts receivable relates primarily to our increased revenue. Days sales outstanding increased to 40 days as per March 31, 2004 as compared to 37 days as per March 31, 2003. The increase in accounts payable is primarily due to our increased revenue and our normal cycle of payments. For the three months ending March 31, 2004, the unrealized gain on our marketable securities amounted to $10,000.

Net cash used for investing activities in the first three months of 2004 amounted to $2.6 million. In light of the current low interest rates on our short-term savings accounts we decided to invest an additional $2.5 million in U.S. government securities. These securities are highly rated and highly liquid. These securities are classified as available-for-sale securities in accordance with SFAS 115, and as a result unrealized gains and losses are reported as part of other comprehensive income (loss).

Net cash used for financing activities in the first three months of 2004 of $0.2 million consisted of the $0.4 million payment of our declared dividends, which was partly offset by the proceeds from the exercise of options.

On September 16, 2002, our Board of Directors authorized the purchase of 500,000 shares of our common stock. On October 9, 2002, our Board of Directors authorized us to purchase an additional 500,000 shares of our common stock. These two purchase approvals are in addition to authorizations for us to purchase 490,000 shares (granted in March 2002) and 521,013 shares (granted in October 1999) in both open market and private transactions, as conditions warrant.

The repurchase program is expected to remain effective for the remainder of 2004. We intend to hold the repurchased shares in treasury for general corporate purposes, including issuances under various stock option plans. As of March 31, 2004, we owned 1,465,715 shares purchased at an average cost of $2.93 per share. In the first three months of 2004, we did not repurchase any shares of our common stock.

The Company's current and anticipated use of its cash and cash equivalents is, and will continue to be, to fund working capital, operational expenditures, the stock buyback program and dividends if declared by the board of directors. Our business plan furthermore contemplates to continue to use our cash to pay vendors promptly in order to obtain more favorable conditions.

We believe that the funds held in cash and cash equivalents will be sufficient to fund our working capital and cash requirements for at least the next 12 months. We currently do not have any credit facility and, in the foreseeable future, we do not plan to enter into an agreement providing for a line of credit.

Contractual Obligations
(Dollars in thousands)
Payment due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Leases	$1,507	$480	$1,027	-	-
Unconditional Purchase Obligations	-	-	-	-	-
Other Long term Obligations	-	-	-	-	-
Total Contractual Obligations	$1,507	$480	$1,027	-	-

Operating leases primarily relates to the lease of the space used for our operations in Shrewsbury, NJ.

The Company is not committed by lines of credit, standby letters of credit, has no standby repurchase obligations or other commercial commitments. The Company is not engaged in any transactions with related parties.

As of March 31, 2004, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

The Company's $7.6 million investments in marketable securities are only in highly rated and highly liquid corporate bonds and U.S. government Securities. The remaining cash balance is invested in short-term savings accounts with our primary bank, The Bank of New York. As such, the risk of significant changes in the value of our cash invested is minimal.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" as of March 31, 2004. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation during the quarter ended March 31, 2004 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Current Report on Form 8-K (Items 9 and 12) filed on February 2, 2004, attaching a press release announcing the Company's financial results for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PROGRAMMER'S PARADISE, INC.

May 5, 2004	By:	/s/ William H. Willett
Date		William H. Willett, Chairman of the Board, President and Chief Executive Officer

May 5, 2004	By:	/s/ Simon F. Nynens
Date		Simon F. Nynens, Chief Financial Officer and Vice President