Form 10-Q
period 2004-06-30
PROGRAMMERS PARADISE INC
filed 2004-08-13
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from  __________ to __________

Commission File No. 000-26408
                    ---------

                           Programmer's Paradise, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     13-3136104
-------------------------------------       ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

              1157 Shrewsbury Avenue, Shrewsbury, New Jersey 07702
              ----------------------------------------------------
                    (Address of principal executive offices)

                  Registrant's Telephone Number (732)389-8950
                                                -------------

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

     There were 3,830,785 outstanding shares of Common Stock, par value $.01 per share, as of August 11, 2004, not including 1,453,715 shares classified as Treasury Stock.

                         PART I - FINANCIAL INFORMATION

                  PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                      June 30,     December 31,
                                                        2004           2003
                                                        ----           ----
                                                     (Unaudited)     (Audited)
                                     ASSETS

Current assets
  Cash and cash equivalents                           $  3,169         $  5,878
  Marketable Securities                                  7,508            5,033
  Accounts receivable, net                              10,379            7,783
  Inventory - finished goods                             1,507            1,119
  Prepaid expenses and other current assets                544              333
                                                      --------         --------
Total current assets                                    23,107           20,146

Equipment and leasehold improvements, net                  252              292
Other assets                                                51               51
                                                      --------         --------
Total assets                                          $ 23,410         $ 20,489
                                                      ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses               $ 11,538         $  8,919
  Dividend payable                                         421              375
                                                      --------         --------
Total current liabilities                               11,959            9,294

Commitments and contingencies

Stockholders' equity
  Common stock, $.01 par value; authorized, 10,000,000
    shares; issued 5,284,500 shares                         53               53
  Additional paid-in capital                            33,296           34,099
  Treasury stock, at cost, 1,453,715 shares and
    1,533,970 shares, respectively                      (4,230)          (4,490)
  Retained earnings                                    (17,660)         (18,545)
  Accumulated other comprehensive income (loss)             (8)              78
                                                      ---------        --------
Total stockholders' equity                              11,451           11,195
                                                      ---------        --------
Total liabilities and stockholders' equity            $ 23,410         $ 20,489
                                                      =========        ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                  PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)
                      (In thousands, except per share data)



                                                                   Six months ended                  Three months ended
                                                                       June 30,                           June 30,
                                                                       --------                           --------
                                                              2004              2003              2004             2003
                                                              ----              ----              ----             ----

Net sales                                                  $ 45,772          $ 31,249          $ 25,093         $ 16,051

Cost of sales                                                40,103            27,138            22,025           13,928
                                                           --------          --------          --------         --------

Gross profit                                                  5,669             4,111             3,068            2,123

Selling, general and administrative expenses                  4,753             3,939             2,531            1,961
                                                           --------          --------          --------         --------

Income from operations                                          916               172               537              162

Interest income, net                                             54                50                15               19

Realized foreign exchange gain/(loss)                           (27)               80                (6)              58
                                                           ---------         --------          ---------        --------

Income before income tax provision                              943               302               546              239

Provision for income taxes                                       58                58                23               36
                                                           --------          --------          --------         --------

Net income                                                 $    885          $    244          $    523         $    203
                                                           ========          ========          ========         ========

Net income per common share - Basic                        $   0.23          $   0.07          $   0.14         $   0.05
                                                           ========          ========          ========         ========

Net income per common share - Diluted                      $   0.22          $   0.06          $   0.13         $   0.05
                                                           ========          ========          ========         ========


Weighted average common shares outstanding- Basic             3,812             3,736             3,827            3,727
                                                           ========          ========          ========         ========
Weighted average common shares outstanding- Diluted           4,103             3,802             4,118            3,792
                                                           ========          ========          ========         ========

Reconciliation to comprehensive income:

Net Income                                                 $    885          $    244          $    523         $    203
                                                           --------          --------          ---------        --------
Other comprehensive income(loss), net of tax:
    Unrealized gain (loss) on marketable securities             (36)               14               (46)              19
    Foreign currency translation adjustments                    (50)              210               (12)              86
                                                           ---------         --------          ---------        --------
Total comprehensive income                                 $    799          $    468          $    465         $    308
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


                  PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (In thousands, except share amounts)



                                                             Additional                  Retained    Accumulated other
                                         Common Stock         Paid-In      Treasury     Earnings /     comprehensive
                                       Shares     Amount      Capital        Stock       (Deficit)     Income (loss)     Total
                                       -----      ------      -------      --------     ----------   ------------------  -----

Balance at January 1, 2004          5,284,500     $  53       $ 34,099     $ (4,490)    $ (18,545)        $  78          $ 11,195
                                    ---------     -----       --------     ---------    ----------        ------         --------
  Net income                                                                                  885                             885
  Other comprehensive income:
  Exercise of stock options                                                     260                                           260
  Dividend paid                                                   (382)                                                      (382)

  Dividend declared payable                                       (421)                                                      (421)
  Unrealized gain(loss)on
    marketable securities                                                                                   (36)              (36)
  Translation adjustment                                                                                    (50)              (50)
                                                                                                                              ----
  Comprehensive Income                                                                                                        (86)
                                    ---------     -----       --------     ---------    ----------        ------         ---------
Balance at June 30, 2004            5,284,500     $  53       $ 33,296     $ (4,230)    $ (17,660)        $  (8)         $ 11,451
                                    =========     =====       ========     =========    ==========        ======         =========

                 The accompanying notes are an integral part of these condensed consolidated financial statements.


                  PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                  Six Months Ended
                                                                                      June 30,
                                                                                      --------
                                                                                2004             2003
                                                                                ----             ----

Cash flows from operating activities
Net income                                                                      $    885         $    244
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                      105              173
  Allowance for doubtful accounts                                                     (4)               -
  Attrition of marketable securities                                                 (36)               -
Changes in operating assets and liabilities:
  Accounts receivable                                                             (2,592)             389
  Inventory                                                                         (388)             164
  Prepaid expenses and other current assets                                         (211)             134
  Accounts payable and accrued expenses                                            2,619             (782)
  Net change in other assets and liabilities                                          (8)              (1)
                                                                                ---------        ---------
  Net cash provided by operating activities                                          370              321
                                                                                ---------        ---------

Cash flows from investing activities:
  Purchases of available-for-sale securities                                      (3,475)          (3,334)
  Redemptions of available-for-sale securities                                     1,000            1,000
  Increase in cash held in escrow                                                      -                -
  Capital expenditures                                                               (57)             (62)
                                                                                ---------        ---------
Net cash used for investing activities                                            (2,532)          (2,396)
                                                                                ---------        ---------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                                           -               45
  Dividend paid                                                                     (757)            (375)
  Proceeds from exercise of stock options                                            260                -
  Purchase of treasury stock                                                           -             (372)
                                                                                ---------        ---------
  Net cash used for financing activities                                            (497)            (702)
                                                                                ---------        ---------

Effect of foreign exchange rate on cash                                              (50)             210
                                                                                ---------        --------

Net decrease in cash and cash equivalents                                         (2,709)          (2,567)
Cash and cash equivalents at beginning of period                                   5,878            6,072
                                                                                ---------        --------
Cash and cash equivalents at end of period                                      $  3,169         $  3,505
                                                                                =========        ========

    The accompanying notes are an integral part of these condensed consolidated financial statements.


                  PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  June 30, 2004

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

2. Assets and liabilities of the Company's Canadian subsidiary have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year. The revenue for our Canadian operations in the first six months of 2004 increased by $0.2 million to $5.4 million as compared to the first six months of 2003. The revenue for our Canadian operations showed a slight decline of $0.1 million to $2.5 million in the second quarter of 2004 as compared to the second quarter of 2003.

3. Cumulative translation adjustments and unrealized gains (losses) on available-for-sale securities have been classified within other comprehensive income, which is a separate component of stockholders equity in accordance with FASB Statement No. 115, "Reporting Comprehensive Income".

4. The Company records revenues from sales transactions when title to products sold passes to the customer. The Company's shipping terms dictate that the passage of title occurs upon receipt of products by the customer. The majority of the Company's revenues relates to physical products and is recognized on a gross basis with the selling price to the customer recorded as net sales with the acquisition cost of the product to the Company recorded as cost of sales. At the time of sale, the Company also records an estimate for sales returns based on historical experience. Software maintenance products, third party services and extended warranties sold by the Company (for which the Company is not the primary obligor) are recognized on a net basis in accordance with SAB 101, "Revenue Recognition" and EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent". Accordingly, such revenues are recognized in net sales either at the time of sale or over the contract period, based on the nature of the contract, at the net amount retained by the Company, with no cost of goods sold. In accordance with EITF 00-10, "Accounting for Shipping and Handling Fees and Costs", the Company records freight billed to its customers as net sales and the related freight costs as a cost of sales.

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

5. Investments in available-for-sale securities at June 30, 2004 were (in thousands):

                                        Cost        Market value    Unrealized Gain (loss)

     U.S. Government Securities       $ 5,535          $ 5,521            $ (14)
     Corporate Bonds                  $ 2,009          $ 1,987            $ (22)
                                      -------          -------            ------
     Total Marketable Securities      $ 7,544          $ 7,508            $ (36)
                                      =======          =======            ======

          The cost and market value of the Company's investments at June 30, 2004 by contractual maturity were (in thousands):

                                                                    Estimated
                                                    Cost            Fair Value

          Due in one year or less                 $ 6,541            $ 6,523
          Due in greater than one year              1,003                985
                                                  -------            -------
          Total investments                       $ 7,544            $ 7,508
                                                  ==+====            =======

6. Basic EPS is computed by dividing net earnings (loss) by the weighted average number of shares outstanding during the period. Diluted EPS is computed considering the potentially dilutive effect of outstanding stock options. A reconciliation of the numerator and denominators of the basic and diluted per share computations follows (in thousands, except per share data):

                                                           Six months ended
                                                               June 30,
                                                               --------
                                                           2004        2003
                                                           ----        ----
     Numerator:
       Net Income                                        $   885      $   244
     Denominator:
       Weighted average shares (Basic)                     3,812        3,736
       Dilutive effect of outstanding options                291           66
                                                         -------      _______

       Weighted average shares including assumed
         conversions (Diluted)                             4,103        3,802

     Basic net income per share                          $  0.23         0.07
     Diluted net income per share                        $  0.22      $  0.06

Changes during 2004 in options outstanding for the combined plans were as follows:

                                           Number of            Weighted Average
                                            Options              Exercise Price
                                           ---------            ----------------

Outstanding at January 1, 2004             577,475                    $3.19
Granted in 2004                            495,000                     8.03
Canceled in 2004                                 -                        -
Exercised in 2004                           80,255                     3.24
                                           -------
Outstanding at June 30, 2004               992,220                     5.60
                                           =======
Exercisable at June 30, 2004               964,250                     5.67
                                           =======

     On June 10, 2004, the Company granted 495,000 options at an option price of $8.03 per share to officers and key-employees of the Company. The options granted vested immediately on June 10, 2004. The Company granted options to purchase 125,000 shares to William H. Willett, the Company's President and Chief Executive Officer; options to purchase 100,000 shares to Simon Nynens, the Company's Executive Vice President and Chief Financial Officer; options to purchase 40,000 shares to Jeffrey Largiader, the Company's Vice President Sales & Marketing, options to purchase 40,000 shares to Vito Legrottaglie, the Company's Vice President and Chief Information Officer, options to purchase 40,000 shares to Dan Jamieson, General manager of the Company's Lifeboat division; and options to purchase 25,000 shares to Steve McNamara, the Vice President and General Manager of Programmer's Paradise Canada. Each director of the Company received options to purchase 25,000 shares of the Company's Common Stock at an option price of $8.03 per share.

7. On June 10, 2004 our Board of Directors declared a quarterly dividend of $.11 per share on our common stock payable July 23, 2004 to shareholders of record on July 6, 2004. Our Board intends to periodically review the amount and frequency of future payments, if any, in light of the Company's operations and need for capital. The dividend is reflected as a reduction of Additional Paid in Capital.

8. The Company had one major customer that accounted for 13.9% of total net sales during the six month period ended June 30, 2004, and 5.1% of total net accounts receivable as of June 30, 2004. The Company had two major vendors that accounted for 28.3% and 17.1% of total purchases, respectively, during the six month period ended June 30, 2004. The Company had one major customer that accounted for 10% of total net sales during the six month period ended June 30, 2003, and 12.5% of total net accounts receivable as of June 30, 2003. The Company had two major vendors that accounted for 26.5% and 11.9% of total purchases during the six month period ended June 30, 2003.

9. For the quarter ended June 30, 2004, the Company recorded a provision of $23,000, which consists of a provision of $28,000 for Canadian income taxes as well as a $5,000 benefit for U.S. taxes. For the quarter ended June 30, 2003, the Company recorded a provision of $36,000, also for Canadian income taxes. The loss carry forwards offset the provision for income taxes for our U.S. operations. For the six month period ended June 30, 2004, the Company recorded a provision for income taxes of $58,000, which consists of a provision of $63,000 for Canadian income taxes as well as $5,000 benefit for U.S. taxes. For the six months period ended June 30, 2003, the Company recorded a provision for income taxes of approximately $58,000 for the six month period ended June 30, 2003. This provision is for Canadian income taxes. The loss carry forwards offset the provision for income taxes for our U.S. operations.

     As of June 30, 2004, the Company had a U.S. deferred tax asset of approximately $5.9 million reflecting, in part, a benefit of $2.9 million in federal and state tax loss carry forwards, which will expire in varying amounts between 2004 and 2023. As a result of the current uncertainty of realizing the benefits of the tax loss carry forward, valuation allowances equal to the tax benefits for the U.S. deferred taxes have been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period. The valuation allowance will be evaluated at the end of each reporting period, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required. The Company's ability to utilize certain net operating loss carry forwards is restricted to approximately $1.5 million per year cumulatively, as a result of an ownership change pursuant to Section 382 of the Internal Revenue Code.

10. The Company accounts for stock option plans under the recognition and measurement principles of Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

          In accordance with SFAS No. 148, the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation is as follows:


                                                                      Three months ended            Six months ended
                                                                            June 30,                     June 30,
                                                                      2004           2003             2004         2003
                                                                    -----------------------         ---------------------

Net income - as reported                                                   523          203             885            244
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects                                              (1,095)         (27)         (1,113)           (55)
                                                                      ----------------------        -----------------------
Pro forma net income (loss)                                               (572)         176            (228)           189
                                                                      ======================        =======================
Net income (loss) per share:
Basic earnings (loss) per share - as reported                         $   0.14     $   0.05         $  0.23        $  0.07
                                                                      ======================        =======================
Basic earnings (loss) per share - pro forma                           $  (0.15)    $   0.05         $ (0.06)       $  0.05
                                                                      ======================        =======================
Net income per share:
Diluted earnings (loss) per share - as reported                       $   0.13     $   0.05         $  0.22        $  0.06
                                                                      ======================        =======================
Diluted earnings (loss) per share - pro forma                         $  (0.14)    $   0.05         $ (0.06)       $  0.05
                                                                      ======================        =======================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Certain Factors Affecting Operating Results" and elsewhere in this report. The following discussion should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

                                                              Three months            Six months
                                                                 ended                  ended
                                                                June 30,               June 30,
                                                                --------               --------
                                                             2004       2003        2004        2003
                                                             ----       ----        ----        ----

        Net sales                                            100.0%     100.0%      100.0%      100.0%
        Cost of sales                                         87.8       86.8        87.6        86.8
                                                             ------     ------      ------      ------
        Gross profit                                          12.2       13.2        12.4        13.2
        Selling, general and administrative expenses          10.1       12.2        10.4        12.7
                                                              ----       ----        ----        ----
        Income from operations                                 2.1        1.0         2.0         0.5
        Interest income, net                                   0.1        0.1         0.2         0.2
        Realized Foreign exchange gain(loss)                   0.0        0.4        (0.1)        0.3
                                                               ---        ---        -----        ---
        Income before income taxes                             2.2        1.5         2.1         1.0
        Provision for income taxes                             0.1        0.2         0.2         0.2
                                                               ---        ---         ---         ---
        Net income                                             2.1%       1.3%        1.9%        0.8%
                                                               ---        ---         ---         ---


Net Sales

Net sales in the second quarter of 2004 increased 56% or $9.0 million to $25.1 million compared to $16.1 million for the same period in 2003. For the six month period ended June 30, 2004, net sales increased by $14.5 million or 46% compared to same period in 2003. We attribute this growth in net sales to a more favorable IT spending environment, improved productivity and continued expansion of our account executive team in the second quarter of 2004, consistent with the previous three quarters. We plan to continue to expand our account executive team in the third quarter of 2004.

Gross Profit

Gross profit as a percentage of net sales was 12.2% for the quarter ended June 30, 2004, compared to 13.2% for the same period in 2003 and 12.6% in the first quarter of 2004. Since revenue increased by 56%, gross profit in absolute dollars increased $1.0 million to $3.1 million as compared to $2.1 million in the second quarter of 2003. Compared to the first quarter of 2004, our gross profit in absolute dollars increased $467,000 or 18%. For the six month period ended June 30, 2004, gross profit in absolute dollars increased $1.6 million to $5.7 million as compared to $4.1 million in the same period in 2003.

The increase in gross profit dollars and the decrease in gross profit margins as a percentage of net sales reflect a shift in the product mix of sales and the competitive nature of our business. We have won many bids based on our aggressive pricing and we plan to continue to do so.

Various factors impact our gross margins, including our product mix, the continued participation by vendors in rebate programs, our pricing strategies, market conditions and other factors, any of which could result in a reduction of gross profit margins below those realized in the second quarter of 2004.

Selling, General and Administrative Expenses

Selling, General and Administrative ("SG&A") expenses for the quarter ended June 30, 2004 were $2.5 million as compared to $2.0 million for the same period in 2003, an increase of $0.5 million or 29%. For the six month period ended June 30, 2004, SG&A expenses increased by $0.8 million or 21%.

The primary drivers in SG&A expenses in the second quarter of 2004 were payroll costs and employee related costs. Compared to the second quarter of 2003, payroll costs increased $0.1 million, primarily due to our continued investment in our sales force. Our sales force consists of account executives as well as vendor specialists who provide consultation in areas requiring specialized product expertise. Employee-related costs (which includes items such as commission, bonuses, profit sharing and incentive awards) increased $0.2 million, primarily a result of our increase in revenue and gross margin. Other selling and administrative costs increased $0.2 million, primarily costs to support a larger business, such as professional fees, telephone expenses and credit card fees. Other SG&A costs for the second quarter of 2004 also included a bad debt expense of $0.1 million in order to maintain our valuation allowance for bad debt as we use the percentage-of-sales method for this allowance.

We plan to continue to invest in our sales force while reviewing our organization and cost structure in an effort to further reduce operating expenses and improve efficiencies. These factors, combined with increased legal requirements, including the Sarbanes-Oxley Act of 2002, will likely result in higher SG&A expenses in 2004.

Foreign Currency Transactions Gain (Loss)

The realized foreign exchange loss for the quarter ended June 30, 2004 was $6,000 compared to a profit of $58,000 for the same period in 2003. Foreign exchange gains and losses primarily result from our trade activity with our Canadian subsidiary. Although the Company does maintain bank accounts in Canadian currencies to reduce currency exchange fluctuations, the Company is, nevertheless, subject to risks associated with such fluctuations.

Income Taxes

For the quarter ended June 30, 2004, the Company recorded a provision of $23,000, which consists of a provision of $28,000 for Canadian income taxes as well as a $5,000 benefit for U.S. taxes. For the quarter ended June 30, 2003, the Company recorded a provision of $36,000, also for Canadian income taxes. The loss carry forwards offset the provision for income taxes for our U.S. operations. For the six month period ended June 30, 2004, the Company recorded a provision for income taxes of $58,000, which consists of a provision of $63,000 for Canadian income taxes as well as $5,000 benefit for U.S. taxes. For the six months period ended June 30, 2003, the Company recorded a provision for income taxes of approximately $58,000 for the six month period ended June 30, 2003. This provision is for Canadian income taxes. The loss carry forwards offset the provision for income taxes for our U.S. operations.

As of June 30, 2004, the Company had a U.S. deferred tax asset of approximately $5.9 million reflecting, in part, a benefit of $2.9 million in federal and state tax loss carry forwards, which will expire in varying amounts between 2004 and 2023. As a result of the current uncertainty of realizing the benefits of the tax loss carry forward, valuation allowances equal to the tax benefits for the U.S. deferred taxes have been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period. The valuation allowance will be evaluated at the end of each reporting period, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required. The Company's ability to utilize certain net operating loss carry forwards is restricted to approximately $1.5 million per year cumulatively, as a result of an ownership change pursuant to Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

During the first six months of 2004, our cash and cash equivalents decreased by $2.7 million to $3.2 million at June 30, 2004, from $5.9 million at December 31, 2003. Net cash provided by operating activities amounted to $0.4 million; net cash used for investing activities amounted to $2.5 million and cash used for financing activities amounted to $0.5 million, the effect of foreign exchange rate on cash was $0.1 million.

Net cash provided by operating activities in the first six months of 2004 was $0.4 million and primarily resulted from our net income of $0.9 million and a $2.6 million increase in accounts payable and accrued expenses. This was partly offset by a $2.6 million increase in accounts receivable, a $0.4 million increase in inventory and a $0.2 million increase in prepaid expenses and other current assets. The increase in accounts receivable relates primarily to our increased revenue. Days sales outstanding increased to 41 days as per June 30, 2004 as compared to 34 days as per June 30, 2003. The increase in accounts payable is primarily due to our increased revenue and our normal cycle of payments. For the six months ended June 30, 2004, the unrealized gain on our marketable securities amounted to $10,000.

Net cash used for investing activities in the first six months of 2004 amounted to $2.5 million. In light of the current low interest rates on our short-term savings accounts we decided to invest an additional net $2.5 million in U.S. government securities. These securities are highly rated and highly liquid. These securities are classified as available-for-sale securities in accordance with SFAS 115, and as a result unrealized gains and losses are reported as part of other comprehensive income (loss).

Net cash used for financing activities in the first six months of 2004 of $0.5 million consisted of the $0.8 million payment of our declared dividends, which was partly offset by the proceeds from the exercise of options.

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

The repurchase program is expected to remain effective for the remainder of 2004. We intend to hold the repurchased shares in treasury for general corporate purposes, including issuances under various stock option plans. As of June 30, 2004, we owned 1,453,715 shares of our common stock purchased at an average cost of $3.18 per share. During the first six months of 2004, we did not repurchase any shares of our common stock.

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




Contractual Obligations
(Dollars in thousands)


                                                        Payment due by Period

                                               Total   Less than 1 year  1-3 years         4-5 years    After 5 years
---------------------------------------------------------------------------------------------------------------------

Long-term debt                                     -                  -          -                 -                -
Capital Lease Obligations                          -                  -          -                 -                -
Operating Leases                              $1,387               $480       $907                 -                -
Unconditional Purchase Obligations                 -                  -          -                 -                -
Other Long term Obligations                        -                  -          -                 -                -
---------------------------------------------------------------------------------------------------------------------

Total Contractual Obligations                 $1,387               $480       $907                 -                -

======================================================================================================================



Operating leases primarily relates to the lease of the space used for our operations in Shrewsbury, NJ.

The Company is not committed by lines of credit, standby letters of credit, has no standby repurchase obligations or other commercial commitments. The Company is not engaged in any transactions with related parties.

As of June 30, 2004, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item  4.  Controls  and  Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" as of June 30, 2004. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2004. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation during the quarter ended June 30, 2004 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders (the "Meeting") during the fiscal quarter ended June 30, 2004.

        (a)  The date of the Meeting was June 10, 2004.
        (b) At the meeting, the following persons were elected as directors of the Company, each receiving the number of votes set forth opposite their names below:

                                                      For               Against       Abstain
                                                   --------             -------       -------

                     William H. Willett            3,253,598              1,815          -
                     F. Duffield Meyercord         3,253,598              1,815          -
                     Edwin H. Morgens              3,221,562             33,851          -
                     Allan D. Weingarten           3,253,598              1,815          -
                     James W. Sight                3,253,598              1,815          -
                     Mark T. Boyer                 3,253,598              1,815          -


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

        (b)  Reports on Form 8-K

                     Current Report on Form 8-K (Items 9 and 12) filed on April 23, 2003, attaching a press release announcing the Company's financial results for the quarter ended March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        PROGRAMMER'S PARADISE, INC.


August 13, 2004         By: \s\ Simon F. Nynens
---------------             ----------------------------------------------------
Date                        Simon F. Nynens, Executive Vice President and Chief
                            Financial Officer.


August 13, 2004         By: \s\ William H. Willett
---------------             ----------------------------------------------------
Date                        William H. Willett, Chairman of the Board, President
                            and Chief Executive Officer