Form 10-Q
period 2004-09-30
PROGRAMMERS PARADISE INC
filed 2004-10-28
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from  __________ to __________

                          Commission File No. 000-26408
                                              ---------

                           Programmer's Paradise, Inc.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                        13-3136104
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

              1157 Shrewsbury Avenue, Shrewsbury, New Jersey 07702
              ----------------------------------------------------
                    (Address of principal executive offices)

                  Registrant's Telephone Number (732) 389-8950
                                                --------------


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

         There were 3,834,785 outstanding shares of Common Stock, par value $.01 per share, as of October 20, 2004, not including 1,449,715 shares classified as treasury stock.


                                      PART I - FINANCIAL INFORMATION

                               PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (In thousands)

                                                                      September 30,         December 31,
                                                                           2004                 2003
                                                                           ----                 ----
                                                                       (Unaudited)           (Audited)
                                                   ASSETS
Current assets
  Cash and cash equivalents                                         $       4,785       $         5,878
  Marketable Securities                                                     7,022                 5,033
  Accounts receivable, net                                                 11,354                 7,634
  Inventory - finished goods                                                1,487                 1,119
  Prepaid expenses and other current assets                                   572                   333
                                                                    -------------       ---------------
Total current assets                                                       25,220                19,997

Equipment and leasehold improvements, net                                     220                   292
Other assets                                                                  453                   200
                                                                    -------------       ---------------
Total assets                                                        $      25,893       $        20,489
                                                                    =============       ===============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                             $      13,711       $         8,919
  Dividend payable                                                            421                   375
                                                                      -----------       ---------------
Total current liabilities                                                  14,132                 9,294

Commitments and contingencies

Stockholders' equity
  Common stock, $.01 par value; authorized, 10,000,000 shares;
     issued 5,284,500 shares                                                   53                    53
  Additional paid-in capital                                               32,874                34,099
  Treasury stock, at cost, 1,449,715 shares and 1,533,970 shares,
     respectively                                                          (4,214)               (4,490)
  Retained earnings                                                       (17,034)              (18,545)
  Accumulated other comprehensive income                                       82                    78
                                                                    -------------       ---------------
Total stockholders' equity                                                 11,761                11,195
                                                                    -------------       ---------------
Total liabilities and stockholders' equity                          $      25,893       $        20,489
                                                                    =============       ===============




    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                 Page 2


                                          PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                                          (Unaudited)
                                             (In thousands, except per share data)
                                                                      Nine months ended                 Three months ended
                                                                        September 30,                      September 30,
                                                                        -------------                      -------------
                                                                    2004             2003              2004             2003
                                                                    ----             ----              ----             ----

Net sales                                                      $   72,560       $    49,604       $   26,788       $   18,355

Cost of sales                                                      63,677            43,199           23,574           16,061
                                                              -----------       -----------      -----------       ----------

Gross profit                                                        8,883             6,405            3,214            2,294

Selling, general and administrative expenses                        7,359             5,940            2,607            2,001
                                                              -----------       -----------      -----------       ----------

Income from operations                                              1,524               465              607              293

Interest income, net                                                   87                93               34               43

Realized foreign exchange gain/(loss)                                   4                71               32               (9)
                                                              -----------       -----------      -----------       ----------

Income before income tax provision                                  1,615               629              673              327

Provision (benefit) for income taxes                                  104                52               47               (6)
                                                              -----------       -----------      -----------       ----------

Net income                                                    $     1,511       $       577      $       626       $      333
                                                              ===========       ===========      ===========       ==========

Net income per common share - Basic                           $      0.40       $      0.16      $      0.16       $     0.09
                                                              ===========       ===========      ===========       ==========

Net income per common share - Diluted                         $      0.37       $      0.15      $      0.15       $     0.09
                                                              ===========       ===========      ===========       ==========

Weighted average common shares outstanding-Basic                    3,819             3,722            3,834            3,694
                                                              ===========       ===========      ===========       ==========

Weighted average common shares outstanding-Diluted                  4,071             3,816            4,189            3,788
                                                              ===========       ===========      ===========       ==========

Reconciliation to comprehensive income:
--------------------------------------

Net Income                                                    $     1,511       $       577      $       626       $      333
                                                              -----------       -----------      -----------       ----------
Other comprehensive income(loss), net of tax:
      Unrealized gain (loss) on marketable securities                 (22)               16               14                2
      Foreign currency translation adjustments                         26               200               76              (10)
                                                               ----------        ----------       ----------       ----------
Total comprehensive income                                    $     1,515       $       793      $       716       $      325
                                                              ===========       ===========      ===========       ==========

               The accompanying notes are an integral part of these condensed consolidated financial statements.





                                            PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                             (Unaudited)
                                                (In thousands, except share amounts)

                                       Common      Stock      Additional                 Retained    Accumulated other
                                     ---------------------     Paid-In     Treasury      Earnings /   comprehensive
                                        Shares     Amount      Capital       Stock       (Deficit)     Income (loss)      Total
                                     ----------------------------------------------------------------------------------------------
Balance at January 1, 2004             5,284,500      $53       $34,099      $(4,490)     $(18,545)          $78        $11,195
                                     ----------------------------------------------------------------------------------------------
  Net income                                                                                 1,511                        1,511
  Other comprehensive income:
  Exercise of stock options                                                      276                                        276
  Dividend paid                                                    (804)                                                   (804)
                                                                                                                           ----
  Dividend declared payable                                        (421)                                                   (421)
  Unrealized gain(loss)on
    marketable securities                                                                                     (22)          (22)
  Translation adjustment                                                                                       26            26
                                                                                                                             --
  Comprehensive Income                                                                                                        4
                                     ----------------------------------------------------------------------------------------------
Balance at September 30, 2004          5,284,500      $53       $32,874      $(4,214)     $(17,034)           $82       $11,761
                                     ==============================================================================================































                  The accompanying notes are an integral part of these condensed consolidated financial statements.




                            PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)
                                           (In thousands)
                                                                              Nine months Ended
                                                                                September 30,
                                                                             2004           2003
                                                                             ----           ----
Cash flows from operating activities
Net income                                                               $    1,511       $    577
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                               143            249
    Allowance for doubtful accounts                                             (65)            12
    Attrition of marketable securities                                          (22)             -
Changes in operating assets and liabilities:
    Accounts receivable                                                      (3,655)           (90)
    Inventory                                                                  (368)           389
    Prepaid expenses and other current assets                                  (239)           (84)
    Accounts payable and accrued expenses                                     4,792            422
    Net change in other assets and liabilities                                 (262)            (4)
                                                                          ----------      ---------
Net cash provided by operating activities                                     1,835          1,471
                                                                          ----------      ---------

Cash flows from investing activities:
  Purchases of available-for-sale securities                                 (3,489)        (3,309)
  Redemptions of available-for-sale securities                                1,500          2,000
 Capital expenditures                                                           (62)           (96)
                                                                          ----------      ---------
Net cash used for investing activities                                       (2,051)        (1,405)
                                                                          ----------      ---------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                                      -             46
  Dividend paid                                                              (1,179)          (744)
  Proceeds from exercise of stock options                                       276              -
  Purchase of treasury stock                                                      -           (377)
                                                                          ----------      ---------
  Net cash used for financing activities                                       (903)        (1,075)
                                                                          ----------      ---------

Effect of foreign exchange rate on cash                                          26            200
                                                                          ----------      ---------

Net decrease in cash and cash equivalents                                    (1,093)          (809)
Cash and cash equivalents at beginning of period                              5,878          6,072
                                                                          ----------      ---------
Cash and cash equivalents at end of period                                $   4,785       $  5,263
                                                                          ==========      =========




 The accompanying notes are an integral part of these condensed consolidated financial statements.



                  PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)

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

         The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, restructuring and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the opinion of the Company's management all adjustments that are of a normal recurring nature, considered necessary for fair presentation, have been included. Actual results may differ from these estimates under different assumptions or conditions. The unaudited condensed consolidated statements of operations for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K filed with the Securities Exchange Commission for the year ended December 31, 2003.

2. Assets and liabilities of the Company's Canadian subsidiary have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year. The revenue for our Canadian operations in the first nine months of 2004 increased by $0.5 million to $7.9 million as compared to the first nine months of 2003. The revenue for our Canadian operations showed a slight increase of $0.2 million to $2.4 million in the third quarter of 2004 as compared to the third quarter of 2003.

3. Cumulative translation adjustments and unrealized gains (losses) on available-for-sale securities have been classified within other comprehensive income, which is a separate component of stockholders' equity in accordance with FASB Statement No. 115, "Reporting Comprehensive Income".

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

5. Investments in available-for-sale securities at September 30, 2004 were (in thousands):

                                       Cost          Market value       Unrealized Gain (loss)
         U.S. Government Securities   $ 5,030        $ 5,022            $ ( 8)
         Corporate Bonds              $ 2,014        $ 2,000            $ (14)
                                      -------        -------            ------
         Total Marketable Securities  $ 7,044        $ 7,022            $ (22)
                                      =========      =======            ======

         The cost and market value of the Company's investments at September 30, 2004 by contractual maturity were (in thousands):
                                                             Estimated
                                                 Cost        Fair Value

         Due in one year or less               $6,036            $6,023
         Due in greater than one year           1,008               999
                                               ------            ------
         Total investments                     $7,044            $7,022
                                               ======            ======


6. Basic EPS is computed by dividing net earnings (loss) by the weighted average number of shares outstanding during the period. Diluted EPS is computed considering the potentially dilutive effect of outstanding stock options. A reconciliation of the numerator and denominators of the basic and diluted per share computations follows (in thousands, except per share data):

                                                                                    Nine months ended          Three months ended
                                                                                       September 30,               September 30
                                                                                     2004         2003          2004          2003
                                                                                     ----         ----          ----          ----
Numerator:
  Net Income                                                                      $   1,511   $     577     $     626     $     333
Denominator:
  Weighted average shares (Basic)                                                     3,819       3,722         3,834         3,694
  Dilutive effect of outstanding options                                                252          94           355            94
                                                                                  ---------   ---------     ---------     ---------

   Weighted average shares including assumed conversions (Diluted)                    4,071       3,816         4,189         3,788

Basic net income per share                                                        $    0.40   $    0.16     $    0.16     $    0.09
Diluted net income per share                                                      $    0.37   $    0.15     $    0.15     $    0.09



         Changes during 2004 in options outstanding for the combined plans were as follows:

                                                    Number of   Weighted Average
                                                     Options      Exercise Price
                                                  ------------------------------
                Outstanding at January 1, 2004      577,475       $3.19
                Granted in 2004                     495,000        8.03
                Canceled in 2004                          -           -
                Exercised in 2004                    84,255        3.30
                                                  ------------------------------
                Outstanding at September 30, 2004   988,220        5.60
                                                  ==============================
                Exercisable at September 30, 2004   962,969        5.67
                                                  ==============================

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

7. On August 19, 2004 our Board of Directors declared a quarterly dividend of $.11 per share on our common stock payable October 22, 2004 to shareholders of record on October 5, 2004. Our Board intends to periodically review the amount and frequency of future payments, if any, in light of the Company's operations and need for capital. The dividend is reflected as a reduction of Additional Paid in Capital.

8. The Company had one major customer that accounted for 13.6% and 13.1% of total net sales during the nine and three month periods ended September 30, 2004, respectively, and 4.9% of total net accounts receivable as of September 30, 2004. The Company had two major vendors that accounted for 26.5% and 20.3% of total purchases during the nine month period ended September 30, 2004 and 22.3% and 24.5%, respectively, for the three months then ended. The Company had one major customer that accounted for 11.0% and 13.6% of total net sales during the nine and three month periods ended September 30, 2003, respectively, and 7.0% of total net accounts receivable as of September 30, 2003. The Company had two major vendors that accounted for 27.7% and 13.6% of total purchases during the nine month period ended September 30, 2003 and 29.8% and 16.6%, respectively, for the three months then ended.

9. For the quarter ended September 30, 2004, the Company recorded a provision of $47,000, which consists of a provision of $26,000 for Canadian income taxes as well as a $21,000 provision for U.S. state taxes. For the quarter ended September 30, 2003, the Company recorded a benefit for income taxes of $6,000 for Canadian income taxes. The loss carry forwards offset the provision for income taxes for our U.S. operations. For the nine month period ended September 30, 2004, the Company recorded a provision for income taxes of $104,000, which consists of a provision of $13,000 for U.S. federal taxes, $63,000 for New Jersey state taxes, and $28,000 for foreign taxes (net of a $58,000 refund in European taxes resulting from the sale of our European operations in 2001). For the nine months period ended September 30, 2003, the Company recorded a provision for income taxes of approximately $52,000 for the nine month period ended September 30, 2003. This provision is for Canadian income taxes. The loss carry forwards offset the provision for income taxes for our U.S. operations.

         As of September 30, 2004, the Company had a U.S. deferred tax asset of approximately $5.7 million reflecting, in part, a benefit of $2.7 million in federal and state tax loss carry forwards, which will expire in varying amounts between 2004 and 2023. As a result of the current uncertainty of realizing the benefits of the tax loss carry forward, valuation allowances equal to the tax benefits for the U.S. deferred taxes have been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period. The valuation allowance will be evaluated at the end of each reporting period, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

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

         In accordance with SFAS No. 148, the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation is as follows:

                                                                               Nine months ended           Three months ended
                                                                               September 30,                  September 30,
                                                                               2004        2003             2004         2003
                                                                            ----------- ------------    ------------- ------------
         Net income - as reported                                            $1,511        $577            $626          $333
         Deduct: Total stock-based employee compensation expense
         determined under fair value based method for all awards, net
         of related tax effects                                              (1,113)        (31)              0           (10)
                                                                            ----------- ------------    ------------- ------------
         Pro forma net income                                                  $398        $546            $626          $323
                                                                            =========== ============    ============= ============
         Net income per share:
         Basic earnings  per share - as reported                            $  0.40     $ 0.16          $  0.16       $ 0.09
                                                                            =========== ============    ============= ============
         Basic earnings  per share - pro forma                              $  0.10     $ 0.15          $  0.16       $ 0.09
                                                                            =========== ============    ============= ============
         Net income per share:
         Diluted earnings per share - as reported                           $  0.37     $ 0.15          $  0.15       $ 0.09
                                                                            =========== ============    ============= ============
         Diluted earnings per share - pro forma                             $  0.10     $ 0.14          $  0.15       $ 0.09
                                                                            =========== ============    ============= ============


11. Certain reclassifications have been made to the prior year financial statements in order to conform to the current year presentation.

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

                                                                    Nine months             Three months
                                                                       ended                    ended
                                                                    September 30,           September 30,
                                                                    -------------           -------------
                                                                    2004       2003        2004        2003
                                                                    ----       ----        ----        ----
        Net sales                                                  100.0%     100.0%      100.0%      100.0%
        Cost of sales                                               87.8       87.1        88.0        87.5
                                                                    ----       ----        ----        ----
        Gross profit                                                12.2       12.9        12.0        12.5
        Selling, general and administrative expenses                10.1       11.9         9.7        10.9
                                                                    ----       ----         ---        ----
        Income from operations                                       2.1        1.0         2.3         1.6
        Interest income, net                                         0.1        0.2         0.1         0.2
        Realized Foreign exchange gain(loss)                           -        0.1         0.1           -
                                                                    ----        ---         ---        ----
        Income before income taxes                                   2.2        1.3         2.5         1.8
        Provision for income taxes                                   0.1        0.1         0.2           -
                                                                     ---        ---         ---        ----
        Net income                                                   2.1%       1.2%        2.3%        1.8%
                                                                     ----       ----        ----        ----

Net Sales

Net sales in the third quarter of 2004 increased 46% or $8.4 million to $26.8 million compared to $18.4 million for the same period in 2003. For the nine month period ended September 30, 2004, net sales increased by $22.9 million or 46% compared to same period in 2003. We attribute this growth in net sales primarily to a more favorable IT spending environment, improved productivity and continued expansion of our account executive team in the third quarter of 2004, consistent with the previous four quarters. We plan to continue to expand our account executive team in the fourth quarter of 2004.

Gross Profit

Gross profit as a percentage of net sales was 12.0% for the quarter ended September 30, 2004, compared to 12.5% for the same period in 2003. Since revenue increased by 46%, gross profit in absolute dollars increased $.9 million to $3.2 million as compared to $2.3 million in the third quarter of 2003. For the nine month period ended September 30, 2004, gross profit in absolute dollars increased $2.5 million to $8.9 million as compared to $6.4 million in the same period in 2003.

The increase in gross profit dollars and the decrease in gross profit margins as a percentage of net sales reflects a shift in the product mix of sales and the competitive nature of our business. We have won many bids based on our aggressive pricing and we plan to continue to do so.

Our gross profit as a percentage of net sales has declined in the second and third quarters of this year. Various factors impact our gross margins, including our product mix, the continued participation by vendors in rebate programs, our pricing strategies, market conditions and other factors, any of which could result in a reduction of gross profit, below that realized in the third quarter of 2004.

Selling, General and Administrative Expenses

Selling, General and Administrative ("SG&A") expenses for the quarter ended September 30, 2004 were $2.6 million as compared to $2.0 million for the same period in 2003, an increase of $0.6 million or 30%. For the nine month period ended September 30, 2004, SG&A expenses increased by $1.4 million or 24%.

The primary drivers in SG&A expenses in the third quarter of 2004 were payroll costs and employee related costs. Compared to the third quarter of 2003, payroll costs increased $0.2 million, primarily due to our continued investment in our sales force. Our sales force consists of account executives as well as vendor specialists who provide consultation in areas requiring specialized product expertise. Employee-related costs (which includes items such as commission, bonuses, fringe benefits, profit sharing and incentive awards) increased $0.4 million, primarily a result of our increase in revenue and gross margin.

We plan to continue to invest in our sales force while reviewing our organization and cost structure in an effort to further reduce operating expenses and improve efficiencies. These factors, combined with increased legal requirements, including the Sarbanes-Oxley Act of 2002, will likely result in higher SG&A expenses in 2004.

Foreign Currency Transactions Gain (Loss)

The realized foreign exchange gain for the quarter ended September 30, 2004 was $32,000 compared to a loss of $9,000 for the same period in 2003. Foreign exchange gains and losses primarily result from our trade activity with our Canadian subsidiary. Although the Company does maintain bank accounts in Canadian currencies to reduce currency exchange fluctuations, the Company is, nevertheless, subject to risks associated with such fluctuations.

Income Taxes

For the quarter ended September 30, 2004, the Company recorded a provision of $47,000, which consists of a provision of $26,000 for Canadian income taxes as well as a $21,000 provision for U.S. state taxes. For the quarter ended September 30, 2003, the Company recorded a benefit for income taxes of $6,000 for Canadian income taxes. The loss carry forwards offset the provision for income taxes for our U.S. operations. For the nine month period ended September 30, 2004, the Company recorded a provision for income taxes of $104,000, which consists of a provision of $13,000 for U.S. federal taxes, $63,000 for New Jersey state taxes, and $28,000 for foreign taxes (net of a $58,000 refund in European taxes resulting from the sale of our European operations in 2001). For the nine months period ended September 30, 2003, the Company recorded a provision for income taxes of approximately $52,000 for the nine month period ended June 30, 2003. This provision is for Canadian income taxes. The loss carry forwards offset the provision for income taxes for our U.S. operations.

As of September 30, 2004, the Company had a U.S. deferred tax asset of approximately $5.7 million reflecting, in part, a benefit of $2.7 million in federal and state tax loss carry forwards, which will expire in varying amounts between 2004 and 2023. As a result of the current uncertainty of realizing the benefits of the tax loss carry forward, valuation allowances equal to the tax benefits for the U.S. deferred taxes have been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period. The valuation allowance will be evaluated at the end of each reporting period, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required. The Company's ability to utilize certain net operating loss carry forwards is restricted to approximately $1.5 million per year cumulatively, as a result of an ownership change pursuant to Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

During the first nine months of 2004, our cash and cash equivalents decreased by $1.1 million to $4.8 million at September 30, 2004, from $5.9 million at December 31, 2003. Net cash provided by operating activities amounted to $1.8 million; net cash used for investing activities amounted to $2.0 million and net cash used for financing activities amounted to $0.9 million.

Net cash provided by operating activities in the first nine months of 2004 was $1.8 million and primarily resulted from our net income of $1.5 million and a $4.8 million increase in accounts payable and accrued expenses. This was partly offset by a $3.7 million increase in accounts receivable, a $0.4 million increase in inventory, a $0.2 million increase in prepaid expenses and other current assets and a $0.3 million increase in other assets. The increase in accounts receivable relates primarily to our increased revenue. Days sales outstanding increased to 42 days as per September 30, 2004 as compared to 35 days as per September 30, 2003. The increase in accounts payable is primarily due to our increased revenue and our normal cycle of payments. For the nine months ended September 30, 2004, the unrealized loss on our marketable securities amounted to $22,000.

Net cash used for investing activities in the first nine months of 2004 amounted to $2.0 million. In light of the current low interest rates on our short-term savings accounts we decided to invest an additional net $2.0 million in U.S. government securities. These securities are highly rated and highly liquid. These securities are classified as available-for-sale securities in accordance with SFAS 115, and as a result unrealized gains and losses are reported as part of other comprehensive income (loss).

Net cash used for financing activities in the first nine months of 2004 of $0.9 million consisted of the $1.2 million payment of our declared dividends, which was partly offset by the proceeds from the exercise of options.

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

The repurchase program is expected to remain effective for the remainder of 2004. We intend to hold the repurchased shares in treasury for general corporate purposes, including issuances under various stock option plans. As of September 30, 2004, we owned 1,449,715 shares of our common stock purchased at an average cost of $3.18 per share. During the first nine months of 2004, we did not repurchase any shares of our common stock.

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


Contractual Obligations
(Dollars in thousands)
                                                     Payment due by Period
                                          Total     Less than 1 year    1-3 years      4-5 years   After 5 years
-------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                -                    -            -              -               -
Capital Lease Obligations                     -                    -            -              -               -
Operating Leases                         $1,297                 $482         $815              -               -
Unconditional Purchase Obligations            -                    -            -              -               -
Other Long term Obligations                   -                    -            -              -               -
-------------------------------------------------------------------------------------------------------------------------------
Total Contractual Obligations            $1,297                 $482         $815              -               -
===============================================================================================================================

Operating leases primarily relates to the lease of the space used for our operations in Shrewsbury, NJ.

The Company is not committed by lines of credit, standby letters of credit, has no standby repurchase obligations or other commercial commitments. The Company is not engaged in any transactions with related parties.

As of September 30, 2004, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

The Company's $7.0 million investments in marketable securities are only in highly rated and highly liquid corporate bonds and U.S. government Securities. The remaining cash balance is invested in short-term savings accounts with our primary bank, The Bank of New York. As such, the risk of significant changes in the value of our cash invested is minimal.

Item 4.  Controls  and  Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" as of September 30, 2004. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As defined in Rules
13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation during the quarter ended September 30, 2004 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                               PROGRAMMER'S PARADISE, INC.


         October 28, 2004                      By: /s/ Simon F. Nynens
---------------------------------------            -----------------------------
         Date                                      Simon F.  Nynens,  Executive
                                                   Vice  President  and  Chief
                                                   Financial Officer


         October 28, 2004                      By: /s/ William H. Willett
---------------------------------------            -----------------------------
         Date                                      William  H.  Willett,
                                                   Chairman  of the Board,
                                                   President  and Chief
                                                   Executive Officer