Form 10-K
period 2004-12-31
PROGRAMMERS PARADISE INC
filed 2005-03-14
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the fiscal year ended December 31, 2004

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

                                (Title Of Class)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No [X]

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant computed by reference to the closing sale price for the Registrant's Common Stock as of June 30, 2004, the last business day of the Registrant's most recently completed second fiscal quarter, as reported on The NASDAQ SmallCap Market, was approximately $24,236,000. (In determining the market value of the Common Stock held by any non-affiliates, shares of Common Stock of the Registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of Common Stock of the Registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.)

         The number of shares outstanding of the Registrant's Common Stock as of March 7, 2005 was 3,954,335 shares.

         Documents Incorporated by Reference: Portions of the Registrant's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed on or before April 30, 2005 are incorporated by reference into Part III of this Report.

PART I

Item 1 Business

General

         Programmer's Paradise, Inc. (the "Company") is a recognized marketer of software in the United States and Canada targeting software development and information technology professionals within enterprise organizations.

         Programmer's Paradise, Inc. was incorporated in Delaware in 1982. Our Common Stock is listed on The NASDAQ Smallcap Market under the symbol "PROG". Our main Web site addresses are www.programmersparadise.com and www.programmersparadise.ca. Information on our Web sites should not be considered filed with the Securities and Exchange Commission. Information contained on our Web sites is not, and should not be deemed to be, a part of this report.

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

Products

         The Company offers a wide variety of products from a broad range of publishers and manufacturers, including Microsoft, Computer Associates, IBM, VMware, Borland, Quest software, Compuware, Infragistics, ComponentOne, Installshield and Adobe. On a continuous basis, new products are screened for inclusion in our catalogs and Web sites based on their features, quality, price, profit margins and warranties, as well as on current sales trends. In 2004 and 2003, hardware and peripherals represented 6% and 7%, respectively, of our overall revenue. In 2002 these sales represented less than 5% of our overall revenue.

Marketing and Distribution

         We market products through creative marketing communications, our catalogs, our Web sites, industry magazines, and national trade shows. We also use direct e-mail and printed material to introduce new products and upgrades, to cross-sell products to current customers, and to educate and inform. We believe that our catalogs are important marketing vehicles for software publishers and manufacturers. These catalogs provide a cost-effective and service-oriented means to market, sell and fulfill software products. The Company has two primary catalogs: Programmer's Paradise, targeting software developers; and Corporate Developer's Paradise, targeting information technology professionals working in large corporations. These catalogs are full color "magalogs" that combine traditional catalog sales offerings with detailed product descriptions and announcements, and which contain cooperative vendor advertising.

         The Company offers additional catalogs aimed at specific audiences. Significant increases in postal or shipping rates and in paper costs could have a material adverse effect on the Company. We continually attract new customers through advertisements in trade magazines, as well as through selectively mailing catalogs and other direct mail material. Prospect names are also provided to us by publishers whose products we market. In 2004, the Company's cooperative and fee-based advertising reimbursements as a percentage of sales decreased to 4% from 6% in 2003.

         One customer, CDW Corporation, accounted for 12.7% and 11.8% of consolidated net sales in 2004 and 2003, respectively, and 3.3% and 7.0% of accounts receivable as of December 31, 2004 and 2003, respectively. Our top five customers accounted for 22% of consolidated net sales in 2004 and 2003. The Company generally ships products within 48 hours of confirming a customer's order. This allows for minimum backlog in the business.

         Canadian sales represented 11% of consolidated revenues in 2004 as compared to 15% in 2003, (for geographic financial information, please refer to Note Nine to our Notes to Consolidated Financial Statements).

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

         We believe that effective purchasing from a diverse vendor base is a key element of our business strategy. For the year ended December 31, 2004, Ingram Micro and VMWare were the only individual vendors from whom our purchases exceeded 10% of total purchases. For the year ended December 31, 2004 and 2003, these two vendors accounted for 25.0% and 27.7%, respectively, and 22.9% and 13.8%, respectively, of total purchases. The loss of these vendors, or any other key vendor, could have an adverse effect on the Company.

         In 2004, the Company purchased approximately 72% of its purchases directly from manufacturers and publishers and the balance from multiple distributors, as compared to 69% in 2003. Most suppliers or distributors will "drop ship" products directly to the customers, which reduces physical handling by the Company. These inventory management techniques allow the Company to offer a greater range of products without increased inventory requirements.

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

Employees

         As of December 31, 2004, Programmer's Paradise, Inc. and its subsidiaries had 115 full-time and 2 part-time employees. The Company is not a party to any collective bargaining agreements with its employees, has experienced no work stoppages and considers its relationships with its employees to be satisfactory.

Executive Officers of the Company
         The executive officers of the Company are as follows:

Name                                        Age      Position
--------------------------------------------------------------------------------------------
 William H. Willett                         68       President, Chief Executive Officer and
                                                     Chairman of the Board
 Simon F. Nynens                            33       Executive Vice President and Chief
                                                     Financial Officer
 Jeffrey C. Largiader                       48       Vice President - Sales & Marketing
 Daniel T. Jamieson                         47       Vice President and General Manager-Lifeboat
 Steven R. McNamara                         46       Vice President and General Manager - Canada
 Vito Legrottaglie                          41       Vice President - Information Systems

         William H. Willett has served as a director of the Company since 1996. In July 1998, Mr. Willett was appointed to the position of Chairman, President and Chief Executive Officer.

         Simon F. Nynens was appointed Executive Vice President and Chief Financial Officer in June 2004. Prior to this he has served as Vice-President and Chief Financial Officer from January 2002 through June 2004. Between February 2001 and January 2002, he served as Vice President. Prior to that, Mr. Nynens served as the Vice-President and Chief Operating Officer of the Company's European operations from November 2000 through January 2001, and prior to that, he was European Controller and Corporate Controller of the Company.

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

Available Information

         Under the Securities Exchange Act of 1934, the Company is required to file annual, quarterly and current reports, proxy and information statements and other information with the SEC. You may read and copy any document we file with the SEC at the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. The SEC maintains a web site at http: www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company files electronically with the SEC. The Company makes available, free of charge, through its internet web site its reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with the SEC. The following address for the Company's web site includes a hyperlink to those Reports: http://www.programmersparadise.com/ company/overview.pasp. The information contained on our website is not part of, and is not incorporated in, this or any other report we file with or furnish to the SEC.

         In January 2004, we adopted a Code of Ethical Conduct. The full text of the Code of Ethical Conduct, which applies to all employees, officers and directors of the Company, including our Chief Executive Officer, Chief Financial Officer and Controller is available at web site, http://www.programmersparadise.com/company/overview.pasp. The Company intends to disclose any amendment to, or waiver from, a provision of the Code of Ethical Conduct that applies to our Chief Executive Officer, Chief Financial Officer or Controller on our investor relations web site.

Item 2 Properties

         The Company leases 25,250 square feet of space in Shrewsbury, New Jersey for its corporate headquarters and warehouse under a ten-year lease expiring in June 2007. Total annual rent expense for these premises is approximately $280,000. Additionally, the Company leases two buildings with approximately 3,600 and 3,700 square feet of office and warehouse space in Mississauga, Canada, under leases, which expire July 31, 2007 and November 30, 2007, respectively. Total annual rent expense for these premises is approximately $65,000. In addition, the Company leases approximately 1,200 square feet of office space in Mount Laurel, New Jersey for a satellite sales office under a lease expiring in October 2005. Total annual rent expense for the satellite sales office amounts to approximately $30,000.

         In addition the Company entered into a lease in January 2005, for a satellite sales office in Hauppauge, New York. Total annual rent expense for this office is approximately $70,000. This lease expires in April 2010. For a further discussion regarding lease obligations see Note 8 to the Consolidated Financial Statements, Part II, Item 8.

Item 3 Legal Proceedings

There are no legal proceedings pending against the Company or any of its subsidiaries.

Item 4 Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of 2004 to a vote of security holders.

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

                                    High             Low
2003
First Quarter                       2.320            1.960
Second Quarter                      2.949            2.160
Third Quarter                       4.230            2.810
Fourth Quarter                      7.240            3.980

2004
First Quarter                       8.060            6.130
Second Quarter                      8.680            6.720
Third Quarter                      10.990            7.740
Fourth Quarter                     14.780            9.950

                                  Paeg 7 of 21

         In 2004, we declared quarterly dividends totaling $0.43 per share on our Common Stock. In 2003 we had paid cash dividends totaling $0.40 per share on our Common Stock. The 2004 cash dividend distribution paid to shareholders should be treated as 56.4% as a return of capital and 43.6% as a taxable dividend. The dividends declared in 2003 are a return of capital. These dividends are reflected in the financial statements as a reduction in additional paid in capital. The closing sales price of our Common Stock on The NASDAQ SmallCap Market on March 7, 2005, was $15.48 On March 7, 2005 3,954,335 shares of the Company's Common Stock were outstanding. On such date, there were approximately 46 holders of record.

         During 2004, we issued 115,880 shares of our Common Stock from treasury stock to employees and former employees, pursuant to the exercise of incentive stock options granted to them prior to 2004 under the Company's stock option plans.

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

                             Year Ended December 31,
                      (In thousands, except per share data)

----------------------------------------------------------------------------------------------------------------------
                                                   2000          2001           2002             2003        2004
----------------------------------------------------------------------------------------------------------------------
Consolidated Statement of Operations Data (1):
Net sales                                          $216,543      $89,536        $65,157          $69,569     $103,582
Cost of sales                                       194,964       80,656         56,540           60,609       91,243
                                                  --------------------------------------------------------------------
Gross profit                                         21,579        8,880          8,617            8,960       12,339
Selling, general and
administrative expenses                              25,648       13,020          8,926            8,143       10,173
Amortization of goodwill                              1,385           25              -                -
Impairment of goodwill                                7,000          230              -                -            -
Cost of restructuring                                     -          362              -                -            -
Impairment of investment                                590            -              -                -            -
Settlement of escrow                                      -            -            348                -
Loss on Sale of European subsidiaries                 2,081            -              -                -            -
                                                  --------------------------------------------------------------------
Income (loss) from operations                       (15,125)      (4,757)          (657)             817        2,166
Other income, net                                       134          318            415              230          112
                                                  --------------------------------------------------------------------
Income (loss) before income taxes                   (14,991)      (4,439)          (242)           1,047        2,278
Income tax provision (benefit)                        2,483           83           (270)              81       (4,044)
                                                  --------------------------------------------------------------------
Net income (loss)                                  $(17,474)     $(4,522)           $28          $   966     $  6,322
                                                  ====================================================================
Net income (loss) per share:
Basic                                              $  (3.51)     $ (0.91)       $  0.01          $  0.26     $   1.65
                                                  ====================================================================
Diluted                                            $  (3.51)     $ (0.91)       $  0.01          $  0.25     $   1.51
                                                  ====================================================================
Weighted average common
shares outstanding:
  Basic                                               4,983        4,987          4,459            3,724        3,828
                                                  ====================================================================
  Diluted                                             4,983        4,987          4,480            3,900        4,180
                                                  ====================================================================



                                                    December 31,
----------------------------------------------------------------------------------------------------------------------
                                                   2000          2001           2002             2003        2004
-------------------------------------------------- ------------- ------------ ------------ ------------- -------------
Balance Sheet Data(1):
Cash and cash equivalents                          $  2,091      $11,425        $ 6,072          $ 5,878     $  4,888
Marketable securities                                     -            -          5,110            5,033        6,595
Working capital                                      17,326       13,367         11,167           10,703       12,756
Total assets                                         33,855       24,057         19,468           20,489       32,914
Notes payable - current                                   -            -              -                -            -
Notes payable - long term                                 -            -              -                -            -
Total stockholders' equity                         $ 18,906      $14,058        $11,696          $11,195     $ 16,495


(1) Comparability of the Consolidated Statement of Operations and Balance Sheet Data is affected by the sale of our European Operations on January 9, 2001.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations


         The following management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto.

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

Financial Overview

         We reported a net income of $6.3 million for the year 2004, as compared to a net income of $1.0 million in 2003. This improvement primarily resulted from an increase in gross profit of $3.4 million offset by a $2.0 million increase in Selling, General and Administrative (SG&A) expenses in 2004 as compared to 2003. Furthermore the Company recorded a tax benefit of $4.0 million in 2004 as a result of the reversal of the valuation allowance. Gross margin as a percentage of net sales decreased from 12.9% in 2003 to 11.9% in 2004. Net sales increased $34.0 million or 49% in 2004 as compared to 2003.

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

Results of Operations

         The following table sets forth for the years indicated the percentage of net sales represented by selected items reflected in the Company's Consolidated Statements of Operations. The year-to-year comparison of financial results is not necessarily indicative of future results:

                                                                               Years ended December 31,
                                                                        2002              2003             2004
                                                                  ----------------- ----------------- ----------------
Net sales                                                               100.0%           100.0%           100.0%
Cost of sales                                                            86.8%            87.1%            88.1%
                                                                  ----------------- ----------------- ----------------
Gross profit                                                             13.2%            12.9%            11.9%
Selling, general and administrative expenses                             13.7%            11.7%             9.8%
Settlement of escrow                                                      0.5%               -                -
                                                                  ----------------- ----------------- ----------------
Income (loss) from operations                                           (1.0)%             1.2%             2.1%
Other income, net                                                        0.6%              0.3%             0.1%
                                                                  ----------------- ----------------- ----------------
Income (loss) before income taxes                                       (0.4)%             1.5%             2.2%
Income tax provision (benefit)                                          (0.4)%             0.1%            (3.9)%
                                                                  ----------------- ----------------- ----------------
Net Income (loss)                                                        0.0%              1.4%             6.1%
                                                                  ================= ================= ================


Year ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Sales

         Net sales in 2004 increased by 49% or $34.0 million to $103.6 million compared to $69.6 million in 2003. On a quarterly basis, net sales have increased from $20.7 million in the first quarter of 2004 to $31.0 million in the fourth quarter of 2004 and from $15.2 million in the first quarter of 2003 to $20.0 million in the fourth quarter of 2003. We attribute this growth in net sales on a yearly and quarterly basis primarily to the improved productivity and expansion of our account executive team and a more favorable IT spending environment in 2004.

         On a forward-looking basis, the overall market demand for the software we sell continues to be volatile.

Gross Profit

         Gross profit in absolute dollars for the year ended December 31, 2004 was $12.3 million as compared to $9.0 million in 2003. Gross profit as a percentage of net sales decreased to 11.9% in 2004, compared to 12.9% in 2003. The increase in gross profit dollars and the decrease in gross profit margin as a percentage of net sales reflect a shift in the product mix of sales. Gross margin as a percentage of net sales has consistently decreased in the last 2 years.

         On a forward-looking basis, gross profit margin in future periods may be less than the 11.9% achieved in 2004. We foresee possible pressure on gross profit margins as a result of various factors, including the continued participation by vendors in inventory price protection and rebate programs, product mix, including software maintenance and third party services, pricing strategies, market conditions and other factors, any of which could result in a reduction of gross profit margins below those realized in 2004.

Selling, General and Administrative Expenses

         SG&A expenses for 2004 were $10.1 million as compared to $8.1 million for 2003, an increase of $2.0 million or 25.0%. The primary drivers in selling, general and administrative expenses were payroll and employee related costs. Payroll costs increased by $0.5 million as a result of the expansion of the sales account executive team. Employee-related costs (which includes items such as profit sharing, incentive awards and insurance) increased $0.9 million. Commission costs increased $0.4 million due to the increase in sales. Selling and marketing expenses increased by $0.2 million of which $0.1 million was for credit card processing fees due to higher level of sales. The remaining $0.1 million was mainly related to marketing related activities.

         In light of current business conditions, we will continue to invest in our sales force. We will open a satellite sales office in Hauppauge, New York. These factors, combined with increased legal requirements including the Sarbanes-Oxley Act of 2002, will most likely result in higher SG&A expenses in 2005.

Income Taxes

         For the year ended December 31, 2004, the Company recorded a benefit for income taxes of approximately $4.0 million which primarily consists of a deferred income tax benefit of $4.1 offset by the current provision of $0.1 million.

         As discussed in the Company's previously filed Form 10-Q for the period ended September 30, 2004, the Company had net deferred tax assets totaling approximately $5.7 million, all of which were offset by a valuation allowance. The Company also noted that its assessment of the requirement for the valuation allowance could change in the future based upon its level of pre-tax income.

         Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), requires the Company to record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." Since December 31, 2000, the Company has maintained a 100% valuation allowance equal to the net deferred tax assets. Based upon the Company's profitable operations since December 31, 2002, and its expected profitability in future years, the Company has concluded that the results of future operations will generate sufficient taxable income to realize certain deferred tax assets. The Company has reduced its valuation allowance which was provided for in prior years. The Company believes that uncertainty still exists regarding the realizability of certain deferred tax assets, and accordingly, has established a $0.9 million valuation allowance, based on management's estimates, against these specific deferred tax assets.

         As a result, in accordance with SFAS No. 109, the Company recorded a net deferred tax benefit (including the net change in valuation allowance) in the amount of $4.1 million.

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

Selling, General and Administrative Expenses

         SG&A expenses for 2003 were $8.1 million as compared to $8.9 million for 2002, a decrease of $0.8 million or 9%. The primary drivers in selling, general and administrative expenses were consultant fees, payroll costs and cost containment initiatives and improved cost control policies and procedures. Consultant fees decreased $0.4 million and were mainly information technology related fees that will no longer be required due to the upgrade of our staff in the IT department. Payroll costs decreased $0.2 million. This mainly resulted from a decrease in support staff, as we continued to invest in our sales force in 2003. Employee-related costs (which includes items such as profit sharing, incentive awards and insurance) increased $0.1 million. Remaining costs decreased by $0.3 million, mainly the result of our cost containment initiatives and improved cost control policies and procedures.

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

Recent Accounting Pronouncements

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities ("VIEs"). FIN No.46 is applicable immediately for VIEs created after January 31, 2003 and are effective for reporting periods ending after December 15, 2003, for VIEs created prior to February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, public companies that have interests in VIE's that are commonly referred to as special purpose entities are required to apply the provisions of FIN 46R for periods ending after December 15, 2003. A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46R by the end of the first interim or annual reporting period ending after March 14, 2004. The Company adopted FIN 46 and FIN 46R during the quarter ended March 31, 2004. The adoption of FIN 46 had no impact on the financial condition or results of operations since the Company does not have investments in VIE's.

         In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the first interim or annual period beginning after June 15, 2005. We have disclosed the pro forma impact of adopting SFAS No. 123(R) on net income and earnings per share for the year ended December 31, 2004 and 2003 in Note 1, which includes all share-based payment transactions to date. We do not yet know the impact that any future share-based payment transactions will have on our financial position or results of operations.

Liquidity and Capital Resources

         In 2004, our cash and cash equivalents decreased by $1.0 million to $4.9 million at December 31, 2004, from $5.9 million at December 31, 2003. Net cash provided by operating activities amounted to $1.9 million; net cash used in investing activities amounted to $1.7 million, and cash used in financing activities amounted to $1.2 million. The positive effect of foreign exchange rate on cash amounted to $0.1 million.

         Net cash provided by operating activities in 2004 was $1.9 million. In 2004, cash was mainly provided by $2.5 million from income from operations net of non-cash charges, and a $7.1 million increase in accounts payable and accrued expenses, offset by a $7.0 million increase in accounts receivable and a $0.7 million increase in other operating assets. The increase in accounts receivable relates primarily to our increased revenue. The increase in accounts payable is primarily due to our increased net sales and our normal cycle of payments.

         Cash used in investing activities in 2004 amounted to $1.7 million. As a result of the current low interest rates on our short-term savings accounts in 2004 we decided to invest in highly rated and highly liquid available-for-sale securities. The company purchased $7.1 million of these securities during 2004 and redeemed $5.5 million during 2004. These securities are highly rated and highly liquid. These securities are classified as available-for-sale securities in accordance with SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities", and as a result unrealized gains and losses are reported as part of other comprehensive income (loss).

         Net cash used in financing activities in 2004 of $1.2 million consisted of $1.6 million dividends paid on our Common Stock and $0.4 million from proceeds from the exercise of stock options.

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

         The repurchase program is expected to remain effective for the remainder of 2005. We intend to hold the repurchased shares in treasury for general corporate purposes, including issuances under various stock option plans. As of December 31, 2004, we owned 1,418,090 shares of Common Stock at an average cost of $2.91 per share. As of December 31, 2003, we owned 1,533,970 shares of Common Stock at an average cost of $2.93 per share.

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

Contractual Obligations
(Dollars in thousands)

                                                               Payment due by Period
                                           Total     Less than 1 year    1-3 years      4-5 years   After 5 years
-----------------------------------------------------------------------------------------------------------------------------
Long-term debt                                 -                    -            -              -               -
Capital Lease Obligations                      -                    -            -              -               -
Operating Leases(1)                       $1,693                 $564       $1,010           $119               -
Unconditional Purchase Obligations             -                    -            -              -               -
Other Long term Obligations                    -                    -            -              -               -
-----------------------------------------------------------------------------------------------------------------------------
Total Contractual Obligations             $1,693                 $564       $1,010           $119               -
=============================================================================================================================

(1) Operating leases primarily relates to the lease of the space used for our operations in Shrewsbury, New Jersey, Mississauga Canada, Mount Laurel, New Jersey and Hauppauge, New York.

         The Company entered into an employment agreement with its chief executive officer which expires January 15, 2006. The agreement provides for a base salary and a bonus, if certain targets are met.

         In the event that Mr. Willett's employment is terminated without cause or by the rendering of a non-renewal notification, he is entitled to receive severance payments equal to twelve months salary and immediate vesting of all outstanding stock awards. Additionally, in the event that a change of control of the Company occurs (as described in the employment agreement), Mr. Willett's outstanding stock awards become immediately vested and he is entitled to the pro-rata performance bonus based upon stock price at the date of such change in control.

         The Company has entered into letter agreements with Mr. Nynens and Mr. Legrottaglie. Mr. Nynens is entitled to severance payments for nine months at the then applicable annual base salary if the Company terminates his employment for any reason other than for cause. Mr. Legrottaglie is entitled to severance payments for six months at the then applicable annual base salary if the Company terminates his employment for any reason other than for cause.

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

Off- Balance Sheet Arrangements

         As of December 31, 2004, we did not have any significant off-balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

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

         The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. However, because of the current and expected future operating results of the Company, we have concluded that a certain portion of the valuation allowance against the deferred tax assets is no longer necessary and have accordingly reduced the allowance against the provision for taxes in the fiscal year ended December 31, 2004, as further discussed in Note 5.

Item 7A Quantitative and Qualitative Disclosures about Market Risk

         In addition to its activities in the United States, 11% of the Company's 2004 sales were generated in Canada. We are subject to general risks attendant to the conduct of business in Canada, including economic uncertainties and foreign government regulations. In addition, the Company's Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors.

         The Company's $6.6 million investments in marketable securities are only in highly rated and highly liquid U.S. government securities and corporate bonds. The remaining cash balance is invested in short-term savings accounts with our primary bank, The Bank of New York. As such, the risk of significant changes in the value of our cash invested is minimal.

Item 8 Financial Statements and Supplementary Data

         See Index to Consolidated Financial Statements at Item 15(a).

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 9A Controls and procedures

         Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" as of December 31, 2004. This evaluation was carried out under the supervision and with the participation of our management, including our Company's Chief Executive Officer and Chief Financial Officer. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

         Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

         Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation during the quarter ended December 31, 2004 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B  Other Information

         None.

PART III

Item 10 Directors and Executive Officers of the Registrant

         This information required hereunder, with the exception of the information relating to the executive officers of the Registrant that is presented in Part I under the heading "Executive Officers of the Company," and the information relating to the Company's Code of Ethical Conduct that is presented in Part I under the heading "Available Information," is incorporated by reference herein from our Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than April 30, 2005 (the "Definitive Proxy Statement") under the sections captioned "Election of Directors," and "Compliance with Section 16 (a) of the Exchange Act".

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

Item 14 Principal Accounting Fees and Services

         The information required hereunder is incorporated by reference herein from the Definitive Proxy Statement under the section captioned " Appointment of Independent Registered Public Accounting Firm".

PART IV

Item 15 Exhibits, Financial Statement Schedules

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

     3.   Exhibits Required by Regulation S-K, Item 601:

Exhibit No.       Description of Exhibit
----------        ----------------------

2.1 Agreement for the Sale and Purchase of Shares, dated as of January 9, 2001 between the Company and PC-Ware Information Technologies, AG.+

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

10.18    1995 Stock Plan, as amended. ***

10.19    1995 Non-Employee Director Plan, as amended. ***

10.20    Form of Officer and Director Indemnification Agreement.*

10.38 Employment Agreement dated July 15, 2002 between William Willett and the the Company ****

10.39 First Amendment, dated as of December 16, 2003, to Employment Agreement between William Willett and the Company ****

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

*** Incorporated by reference to Exhibit A and Exhibit B, respectively, to the Registrant's Definitive Annual Meeting Proxy filed on April 30, 1998.

**** Incorporated by reference to exhibits of the same number filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 29, 2004.

+ Incorporated by reference to Annex I to the Registrant's Definitive Special Meeting Proxy Statement filed on December 1, 2000.

++ Incorporated by reference to Exhibit 21.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 20, 2003


(b) The exhibits required by Item 601 of Regulation S-K are reflected above in Section (a) 3. of this Item.

(c) The financial statement schedule is included as reflected in Section (a) 2. of this Item.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Shrewsbury, New Jersey, on March 14, 2005.

                                    PROGRAMMER'S PARADISE, INC.


                                    By: /s/  William H. Willett
                                        -----------------------------------
                                        William H. Willett, President
                                        Chief Executive Officer and
                                        Chairman of the Board of Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature                                       Title                                Date

                                    President, Chief Executive Officer and           March 14, 2005
/s/  William H. Willett             Chairman of the Board of Directors
---------------------------         (Principal Executive Officer)
William H. Willett


                                    Executive Vice President and                     March 14, 2005
/s/  Simon F. Nynens                Chief Financial Officer
---------------------------         (Principal Financial and Accounting Officer)
Simon F. Nynens


/s/  Mark T. Boyer                  Director                                         March 14, 2005
---------------------------
Mark. T. Boyer


/s/  F. Duffield Meyercord          Director                                         March 14, 2005
--------------------------
F. Duffield Meyercord


/s/  Edwin H. Morgens               Director                                         March 14, 2005
--------------------------
Edwin H. Morgens


/s/  Allan D. Weingarten            Director                                         March 14, 2005
--------------------------
Allan D. Weingarten

                                Items 8 and 15(a)

Programmer's Paradise, Inc. and Subsidiaries

Index to Consolidated Financial Statements and Schedule


                                                                     Page
                                                                     ----
Report of Independent Registered Public Accounting Firm              F-2
Consolidated Balance Sheets                                          F-3
Consolidated Statements of Operations                                F-4
Consolidated Statements of Stockholders' Equity and
Comprehensive Income (Loss)                                          F-5
Consolidated Statements of Cash Flows                                F-6
Notes to Consolidated Financial Statements                           F-7
Schedule II - Valuation and Qualifying Accounts                      F-22

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Programmer's Paradise, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Programmer's Paradise, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Programmer's Paradise, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audits of the consolidated financial statements referred to above, we audited Schedule II - Valuation and Qualifying Accounts. In our
opinion, this financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

February 16, 2005
Edison, New Jersey                          /s/  Amper, Politziner & Mattia P.C.

                                   Programmer's Paradise, Inc. and Subsidiaries
                                           Consolidated Balance Sheets
                                   (Dollars in thousands, except share amounts)

                                                                                       December 31
                                                                                  2003            2004
                                                                           -------------------------------------
Assets
Current assets:
Cash and cash equivalents                                                       $ 5,878          $ 4,888
Marketable securities                                                             5,033            6,595
Accounts receivable, net of allowances of $622 and
$755 in 2003 and 2004, respectively                                               7,634           14,173
Inventory, net of allowances of $132 and $43 in 2003 and 2004, respectively       1,119            1,423
Prepaid expenses and other current assets                                           333              673
Deferred income taxes, current                                                        -            1,423
                                                                           -------------------------------------
Total current assets                                                             19,997           29,175

Equipment and leasehold improvements, net                                           292              303
Other assets                                                                        200              581
Deferred income taxes, net of current                                                 -            2,855
                                                                           -------------------------------------
                                                                                $20,489          $32,914
                                                                           =====================================
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses                                            $8,919          $15,994
Dividend payable                                                                    375              425
                                                                           -------------------------------------
Total current liabilities                                                         9,294           16,419

Commitments and Contingencies

Stockholders' equity:
Common Stock $.01 par value:  Authorized, 10,000,000 shares, issued
5,284,500 in 2003 and 2004, respectively                                             53               53
Additional paid-in capital                                                       34,099           32,642
Treasury stock, at cost, 1,533,970 and 1,418,090 shares in 2003 and 2004,
respectively                                                                     (4,490)          (4,130)
Retained earnings (deficit)                                                     (18,545)         (12,223)
Accumulated other comprehensive gain                                                 78              153
                                                                           -------------------------------------
Total stockholders' equity                                                       11,195           16,495
                                                                           -------------------------------------
                                                                                $20,489          $32,914
                                                                           =====================================


              The accompanying notes are an integral part of the consolidated financial statements.

                                                       F-3

                                        Programmer's Paradise, Inc. and Subsidiaries
                                            Consolidated Statements of Operations
                                      ( Dollars in thousands, except per share amounts)

                                                                                  Year ended December 31
                                                                        2002               2003               2004
                                                                -----------------------------------------------------------

Net sales                                                          $     65,157          $    69,569        $    103,582
Cost of sales                                                            56,540               60,609              91,243
                                                                ----------------         -----------        ------------
Gross profit                                                              8,617                8,960              12,339

Selling, general and administrative expenses                              8,926                8,143              10,173
Settlement of escrow                                                        348                    -                   -
                                                                ----------------         -----------        ------------
Income (loss) from operations                                              (657)                 817               2,166

Other income (expense):
Interest income                                                             241                  133                 156
Gain on sale of investments                                                 205                    -                   -
Foreign currency transaction gain (loss)                                    (31)                  97                 (44)
                                                                ----------------         -----------        ------------
Income (loss) before provision (benefit) for income taxes                  (242)               1,047               2,278

Provision (benefit) for income taxes                                       (270)                  81              (4,044)
                                                                ----------------         -----------        ------------

Net income                                                         $         28          $       966        $      6,322
                                                                ================         ===========        ============

Basic income per common share                                      $       0.01          $      0.26        $       1.65
                                                                ================         ===========        ============
Diluted income per common share                                    $       0.01          $      0.25        $       1.51
                                                                ================         ===========        ============
Weighted average common shares outstanding-Basic                          4,459                3,724               3,828
                                                                ================         ===========        ============
Weighted average common shares outstanding-Diluted                        4,480                3,900               4,180
                                                                ================         ===========        ============

                    The accompanying notes are an integral part of the consolidated financial statements.



                                         Programmer's Paradise, Inc. and Subsidiaries
                        Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
                                         (Dollars in thousands, except share amounts)

                                                                                                Accumulated
                                       Common Stock            Additional         Retained         other
                                      ---------------     Paid-In     Treasury    Earnings     comprehensive
                                      Shares    Amount    Capital      Stock      (Deficit)     Income (loss)     Total
-----------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2002           5,307,938   $53      $35,483     $(1,473)    $(19,539)        $(466)        $14,058
-----------------------------------------------------------------------------------------------------------------------------
  Net income                                                                            28                            28
  Other comprehensive loss:
  Reclassification adjustment for
    gain realized on sale of
    available-for-sale securities                                                                    (78)            (78)
  Unrealized gain on
    available-for-sale securities                                                                    114             114
  Translation adjustment                                                                             285             285
                                                                                                                -------------
  Comprehensive Income                                                                                               349
  Purchase of 1,126,169 treasury
    stock shares                                                       (2,711)                                    (2,711)
  Other                                (77,688)   (1)            1
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002         5,230,250    $52      $35,484    $(4,184)    $(19,511)        $(145)        $11,696
  Net income                                                                           966                           966
  Other comprehensive loss:
  Translation adjustment                                                                             223             223
                                                                                                                -------------
  Comprehensive Income                                                                                             1,189
  Dividend paid                                             (1,113)                                               (1,113)
  Dividend declared payable                                   (375)                                                 (375)
  Purchase of 172,394 treasury
    stock shares                                                         (377)                                      (377)
  Exercise of stock options             54,250      1          103         71                                        175
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003         5,284,500    $53      $34,099    $(4,490)    $(18,545)          $78         $11,195
  Net income                                                                         6,322                         6,322
  Other comprehensive loss:
  Translation adjustment                                                                              97              97
  Unrealized loss on available-
    for-sale securities                                                                              (22)            (22)
                                                                                                                 ------------
  Comprehensive Income                                                                                             6,397
  Dividend paid                                             (1,225)                                               (1,225)
  Dividend declared payable                                   (425)                                                 (425)
  Exercise of stock options                                               360                                        360
  Tax benefit from exercises of
    non-qualified stock options                                193                                                   193
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004         5,284,500    $53      $32,642    $(4,130)    $(12,223)         $153         $16,495
=============================================================================================================================


                     The accompanying notes are an integral part of the consolidated financial statements.

                                                              F-5

                                     Programmer's Paradise, Inc. and Subsidiaries
                                        Consolidated Statements of Cash Flows
                                     (Dollars in thousands, except share amounts)

                                                                                Year ended December 31
                                                                      2002              2003               2004
                                                                  --------------------------------------------------
Cash flows from operating activities
Net Income                                                        $        28      $         966      $       6,322
Adjustments to reconcile net loss to net cash provided by
 operating activities:
    Depreciation expense                                                  364                291                176
    Amortization expense                                                   30                 22                 15
    Gain on sale of investments                                           205                  -                  -
    Provisions for doubtful accounts receivable                           (63)              (106)               133
    Benefit for deferred income taxes                                       -                  -             (4,128)
    Changes in operating assets and liabilities, net
     of assets held for sale:
      Accounts receivable                                               2,170             (1,336)            (7,045)
      Inventory                                                          (465)                32               (304)
      Prepaid expenses and other current assets                           207                (69)              (340)
      Accounts payable and accrued expenses                            (2,227)             1,147              7,118
      Net change in other operating assets and liabilities                (41)                (4)               (22)
                                                                  --------------------------------------------------
Net cash provided by operating activities                                 208                943              1,925
Cash flows from investing activities
Purchase of equipment, leasehold improvements and other                  (191)              (122)              (187)
Change in cash held in escrow                                           2,335                  -                  -
Purchases of available-for-sale securities                            (10,219)            (5,473)            (7,084)
Sales of available-for-sale securities                                  4,904                  -                  -
Redemptions of available-for-sale securities                                -              5,550              5,500
                                                                  --------------------------------------------------
Net cash provided by (used in) investing activities                    (3,171)               (45)            (1,771)
Cash flows from financing activities
Purchase of treasury stock                                             (2,711)              (377)                 -
Proceeds from stock option exercise                                         -                 71                359
Dividends paid                                                              -             (1,113)            (1,600)
Net proceeds from issuance of Common Stock                                  -                104                  -
                                                                  --------------------------------------------------
Net cash used in financing activities                                  (2,711)            (1,315)            (1,241)
                                                                  --------------------------------------------------
Effect of foreign exchange rate on cash                                   321                223                 97
                                                                  --------------------------------------------------
Net (decrease) in cash and cash equivalents                            (5,353)              (194)              (990)
Cash and cash equivalents at beginning of year                         11,425              6,072              5,878
                                                                  --------------------------------------------------
Cash and cash equivalents at end of year                        $       6,072    $         5,878    $         4,888
                                                                  ==================================================

Supplementary disclosure of cash flow information:
Income taxes paid                                               $           -    $            73    $            38
Interest paid                                                   $           -    $            26    $            19


                The accompanying notes are an integral part of the consolidated financial statements.



                                                         F-6

                  Programmer's Paradise, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)


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

Net Income Per Common Share

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Basic earnings or loss per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings or loss per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, adjusted for potentially dilutive securities. As of December 31, 2004 and 2003, there were 0 and 174,500, respectively, equivalent number of common shares assuming the related securities that were outstanding for each of the periods had been converted, but not included in the calculation of diluted income (loss) per share because such shares are antidilutive.

Cash Equivalents

The Company considers all highly liquid short-term investments with original maturities of 90 days or less to be cash equivalents.

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)


Accounts Receivable

Accounts receivable principally represents amounts collectible from our customers. The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support any outstanding obligation. Allowances for potential uncollectible amounts are estimated and deducted from total accounts receivable.

Allowance for Doubtful Accounts Receivable

We provide allowances for doubtful accounts related to accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We take into consideration the overall quality and aging of the receivable portfolio along with specifically identified customer risks. If actual customer payment performance were to deteriorate to an extent not expected, additional allowances may be required.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations in credit risk consist of cash, cash equivalents, and marketable securities. The Company's $6.6 million investments in marketable securities are only in highly rated and highly liquid U.S. government securities and corporate bonds.

The remaining cash balance is invested in short-term savings accounts with our primary bank, The Bank of New York. As such, the risk of significant changes in the value of our cash invested is minimal.

The Company's cash and cash equivalents, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)

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

Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 2004, because of the relative short maturity of these instruments.

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

Revenue Recognition

The Company records revenues from sales transactions when title to products sold passes to the customer. The Company's shipping terms dictate that the passage of title occurs upon receipt of products by the customer. The majority of the Company's revenues relates to physical products and is recognized on a gross basis with the selling price to the customer recorded as net sales with the acquisition cost of the product to the Company recorded as cost of sales. At the time of sale, the Company also records an estimate for sales returns based on historical experience. Certain software maintenance products, third party services and extended warranties sold by the Company (for which the Company is not the primary obligor) are recognized on a net basis in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition" and Emerging Issues Task Force (EITF) 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent". Accordingly, such revenues are recognized in net sales either at the time of sale or over the contract period, based on the nature of the contract, at the net amount retained by the Company, with no cost of goods sold.

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)

In accordance with EITF 00-10, "Accounting for Shipping and Handling Fees and Costs", the Company records freight billed to its customers as net sales and the related freight costs as a cost of sales. Vendor rebates and price protection are recorded when earned as a reduction to cost of sales or merchandise inventory, as applicable. Cooperative reimbursements from vendors, which are earned and available, are recorded in the period the related advertising expenditure is incurred. Cooperative reimbursements are recorded as net sales in accordance with EITF 02-16.

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

In December 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123", which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, SFAS No. 148 mandates certain new disclosures that are incremental to those required by SFAS No. 123. The Company continued to account for stock-based compensation in accordance with APB No.25.

The following table illustrates the effect on income (loss) attributable to common stockholders and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                                          Year ended December 31
                                                                 ----------------------------------------
                                                                     2002         2003         2004
                                                                 ----------------------------------------
Net income  as reported                                               $28         $966       $ 6,322
Deduct: Total stock-based employee compensation expense
determined under fair value based method                            $(463)        $(50)      $(1,494)
                                                                 ----------------------------------------
Net income (loss) pro forma                                         $(435)        $916        $4,828
                                                                 ========================================
Basic net income per share, as reported                             $0.01        $0.26         $1.65
Diluted net income per share, as reported                           $0.01        $0.25         $1.51
Basic net income (loss) per share, pro forma                       $(0.10)       $0.25         $1.26
Diluted net income (loss) per share, pro forma                     $(0.10)       $0.23         $1.16


For the years ended December 31, 2002, 2003 and 2004 there was no compensation expense recorded under APB No. 25.

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)

Under SFAS No. 123 the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                           Year ended December 31
                                     ------------------------------------
                                        2002         2003        2004
---------------------------------------------------------------------------
Expected life (in years)                   8.3         4.2          4.0
Risk-free interest rate                   3.78%       3.38%        3.66%
Volatility                                  61%         53%          59%
Dividend yield                               0%         10%           4%

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. This method also requires a valuation allowance against net deferred tax asset if, based on the weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. However, because of the current and expected future results of the Company, we have concluded that a certain portion of the valuation allowance against the deferred tax assets is no longer necessary and have accordingly reduced the allowance against the provision for taxes in the fiscal year ended December 31, 2004, as further discussed in Note 5.

Advertising Costs

Advertising costs are charged to expense in the period incurred. Advertising costs for 2002, 2003, and 2004 amounted to approximately $2,740, $2,167 and $2,258, respectively.

Impact of Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities ("VIEs"). FIN No.46 is applicable immediately for VIEs created after January 31, 2003 and are effective for reporting periods ending after December 15, 2003, for VIEs created prior to February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, public companies that have interests in VIE's that are commonly referred to as special purpose entities are required to apply the provisions of FIN 46R for periods ending after December 15, 2003.

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)

A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46R by the end of the first interim or annual reporting period ending after March 14, 2004. The Company adopted FIN 46 and FIN 46R during the quarter ended March 31, 2004. The adoption of FIN 46 had no impact on the financial condition or results of operations since the Company does not have investments in VIE's.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the first interim or annual period beginning after June 15, 2005. We have disclosed the pro forma impact of adopting SFAS No. 123(R) on net income and earnings per share for the year ended December 31, 2004 and 2003 in Note 1, which includes all share-based payment transactions to date. We do not yet know the impact that any future share-based payment transactions will have on our financial position or results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  Marketable securities

Investments in available-for-sale securities at December 31, 2004 were:

                                          Cost             Market value        Unrealized Gain (loss)
         U.S. Government Securities       $ 4,608          $ 4,604             $  (4)
         Corporate Bonds                  $ 2,009          $ 1,991             $ (18)
                                          -------          -------             ------
         Total Marketable securities      $ 6,617          $ 6,595             $ (22)
                                          =======          =======             ======

The cost and market value of our investments at December 31, 2004 by contractual maturity were :

                                                              Estimated
                                            Cost              Fair Value

         Due in one year or less            $5,614             $5,606
         Due in greater than one year        1,003                989
                                            ------             ------
         Total investments                  $6,617             $6,595
                                            ======             ======

Investments in available-for-sale securities at December 31, 2003 were:

                                            Cost              Market value     Unrealized Gain (loss)
         U.S. Government Securities         $ 3,024           $ 3,033          $   9
         Corporate Bonds                    $ 2,001           $ 2,000          $  (1)
                                            -------           -------          ------
         Total Marketable securities        $ 5,025           $ 5,033          $   8
                                            =======           =======          ======

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)

The cost and market value of our investments in U.S. Government securities at December 31, 2003 by contractual maturity were:

                                                             Estimated
                                            Cost             Fair Value

         Due in one year or less            $3,024            $3,033
         Due in greater than one year        2,001             2,000
                                            ------            ------
         Total investments                  $5,025            $5,033
                                            ======            ======

Estimated fair values of marketable securities are based on quoted market prices.

4. Balance Sheet Detail
Equipment  and leasehold  improvements  consists of the following as of December
31:

                                                        2003         2004
                                                    -------------------------

         Equipment                                   $  2,023     $    2,210
         Leasehold improvements                           291            293
                                                    ------------------------
                                                        2,314          2,503
Less accumulated depreciation and amortization         (2,022)        (2,200)
                                                    ------------------------
                                                     $    292     $      303
                                                    ========================

Accounts  payable and accrued  expenses  consist of the following as of December
31:

                                                          2003          2004
                                                    --------------------------

         Trade accounts payable                      $   8,014    $   15,056
         Other accrued expenses                            905           938
                                                    --------------------------
                                                     $   8,919    $   15,994
                                                    ==========================

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)

5.  Income Taxes

Deferred tax attributes resulting from differences between financial and accounting amounts and tax basis of assets and liabilities at December 31, 2003 and 2004 are as follows:
                                                     December 31
                                                 2003           2004
                                           --------------------------------
Current assets and liabilities
Accruals and reserves                      $        291    $        326
Goodwill impairment                                 271             271
Net operating loss carry forwards                 1,404             914
                                           --------------------------------
Deferred tax assets                            $  1,966        $  1,511

Valuation allowance                              (1,966)            (88)
                                           ================================
Net current deferred tax assets                    $  0        $  1,423
                                           ================================
Non-current assets and liabilities
Accruals and reserves                      $        509    $        216
Depreciation                                        259              84
Goodwill impairment                               1,802           1,527
Net operating loss carry forwards                 1,669           1,764
Business credits                                     16              35
                                           --------------------------------
Deferred tax assets                            $  4,255        $  3,626

Valuation allowance                              (4,255)           (771)
                                           ================================
Net non-current deferred tax assets                $  0        $  2,855
                                           ================================

The net change in the valuation allowance for the year ended December 31, 2003 and 2004 was ($323) and ($5,362), respectively.

The provision (benefit) for income taxes is as follows:

                                       Year ended December 31
                                2002            2003            2004
                          -------------------------------------------------
Current:
   Federal                   $   (322)       $      -        $       19
   State                           25               -                72
   Canada                          27              81                (7)
                          -------------------------------------------------
                                 (270)             81                84
Deferred:
   Federal                          -               -        $   (3,676)
   State                            -               -              (452)
   Canada                           -               -                 -
                          -------------------------------------------------
                                    -               -            (4,128)
                          =================================================
                          $      (270)    $        81     $      (4,044)
                          =================================================

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)

The reasons for the difference between total tax expense (benefit) and the amount computed by applying the U.S. statutory federal income tax rate to income before income taxes are as follows:

                                                          Year ended December 31
                                                      2002         2003         2004
                                                ----------------------------------------

Statutory rate applied to pretax income         $    (82)        $  356     $     795
Federal alternative minimum tax                        -              -            19
State income taxes, net of benefit
 of federal income taxes                             (75)            46           133
Foreign income taxes over U.S.
 statutory rate                                       25              2             8
Net increase(decrease) in valuation allowance       (155)          (323)       (5,362)
Other items                                            -              -           422
Settlement of prior year's tax                        17              -           (59)
                                                ----------------------------------------
Income tax expense (benefit)                    $   (270)        $   81     $  (4,044)
                                                ========================================

As of December 31, 2004, the Company had approximately $5.7 million in federal net operating loss carryovers, which expire in varying amounts between 2005 and 2023 ($0.2 million in 2005, and $5.5 million in 2006 and beyond). Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), requires the Company to record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." Since December 31, 2000 the Company has maintained a 100% valuation allowance equal to the net deferred tax assets. Based upon the Company's profitable operations since December 31, 2002, and its expected profitability in future years, the Company has concluded that the results of future operations will generate sufficient taxable income to realize certain deferred tax assets as of December 31, 2004. The Company has reduced its valuation allowance which was provided in prior years. The Company believes that uncertainty still exists regarding the realizability of certain tax assets, and accordingly, has established a $0.9 million valuation allowance, based on management's estimates against these specific tax assets.

As a result, in accordance with SFAS No. 109, the Company recorded a net deferred tax benefit (including the net change in valuation allowance) in the amount of $4.1 million, which was recorded as a deferred tax benefit in the accompanying Consolidated Statements of Operations.

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)

As a result of the reversal of the valuation allowance, beginning with the first quarter of 2005, the Company expects to begin providing an income tax provision on income before taxes equal to the combined federal and state effective rates, currently estimated to be 40% percent.

The Company's ability to utilize certain net operating loss carry forwards is restricted to approximately $1.5 million per year cumulatively, as a result of an ownership change pursuant to Section 382 of the Internal Revenue Code.

The Company receives a tax deduction from the gains realized by employees on the exercise of certain non-qualified stock options for which the benefit is recognized as a component of stockholders' equity. The tax benefit of deductions related to stock options exceeds the amount expensed, $0, for financial reporting and are accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

For financial reporting purposes, income (loss) before income taxes includes the following components:

                                      Year ended December 31
                                2002          2003         2004
                           --------------------------------------------
United States                  $(395)         $816        $2,147
Canada                           153           231           131
                           --------------------------------------------
                               $(242)       $1,047        $2,278
                           ============================================


During the years ended December 31, 2002, 2003 and 2004, the Company paid (received) approximately $(376), $73 and $ 38, respectively, in income taxes.

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

On April 21, 1995, the Board of Directors adopted the Company's 1995 Employee Stock Plan ("1995 Plan"). The 1995 Plan, as amended on May 7, 1998, provides for the grant of options to purchase up to 1,137,500 shares of the Company's Common Stock to officers, directors, employees and consultants of the Company. The 1995 Plan requires that each option shall expire on the date specified by the Compensation Committee, but not more than ten years from its date of grant in the case of Incentive Stock Options ("ISO's") and Non-Qualified Options. Options granted under the plan are exercisable at an exercise price equal to but not less than the fair market value of the Common Stock on the grant date. ISO's shall either be fully exercisable on the date of grant or shall become exercisable thereafter in such installments as the committee may specify. The options granted in 2004 were fully exercisable on the date of grant.

On April 21, 1995, the Board of Directors adopted the Company's 1995 Non-Employee Director Plan ("1995 Director Plan"). The 1995 Director Plan, as amended on May 7, 1998, provides for the grant of options to purchase up to 187,500 shares of the Company's Common Stock to persons who are members of the Company's Board of Directors and not employees or officers of the Company.

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)

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

On March 6, 2003, the Company granted 20,000 options at an option price of $2.01
per  share  to  Vito   Legrottaglie  the  Company's  Vice  President  and  Chief
Information Officer. The options granted vested immediately on March 6, 2003.

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

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)

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

Changes during 2002, 2003 and 2004 in options outstanding for the combined plans were as follows:
                                                        Number       Weighted
                                                          of         Average
                                                       Options    Exercise Price
                                                --------------------------------
Outstanding at January 1, 2002                         584,653           5.75
   Granted in 2002                                     435,625           2.13
   Canceled in 2002                                   (362,241)          6.30
   Exercised in 2002                                         -              -
                                                ---------------
Outstanding at December 31, 2002                       658,037           3.12
   Granted in 2003                                      20,000           2.01
   Canceled in 2003                                     (5,625)          0.67
   Exercised in 2003                                   (83,375)          2.11
                                                ---------------
Outstanding at December 31, 2003                       589,037           3.24
   Granted in 2004                                     495,000           8.03
   Canceled in 2004                                       (937)          4.00
   Exercised in 2004                                  (115,880)          3.10
                                                ---------------
Outstanding at December 31, 2004                       967,220           5.71
                                                ===============
Exercisable at December 31, 2004                       944,685           5.77
                                                ===============

The options exercisable at December 31, 2003 and 2004 were 522,965 and 944,685, respectively.

Stock options outstanding at December 31, 2004 are summarized as follows:

                            Outstanding       Weighted                      Options
                              Options          Average     Weighted       Exercisable       Weighted
                               as of          Remaining     Average          as of           Average
    Range of Exericise      December 31,     Contractual   Exercise      December 31,       Exercise
         Prices                2004             Life         Price           2004             Price
--------------------------------------------------------------------------------------------------------------

        2.00 - 2.24              306,532         7.7          2.12          297,247           2.12
        2.25 - 3.99               37,188         4.6          3.76           25,938           3.72
        4.00 - 5.99               41,000         0.6          4.16           39,000           4.07
        6.00 - 7.99               82,500         2.9          6.60           82,500           6.60
        8.00 - 8.50              500,000         9.4          8.03          500,000           8.03
                           --------------                             --------------
                                 967,220                                    944,685
                           ==============                             ==============

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)

Under the various plans, options that are cancelled can be reissued. At December 31, 2004, 54,095 options were reserved for future issuance. The weighted average fair value of options granted during 2002, 2003 and 2004 is $2.13, $2.01 and $8.03 respectively.

7.  Defined Contribution Plan

The Company maintains a defined contribution plan covering substantially all domestic employees. Participating employees may make contributions to the plan, through payroll deductions. Matching contributions are made by the Company equal to 50% of the employee's contribution to the extent such employee contribution did not exceed 6% of their compensation. During the years ended December 31, 2002, 2003 and 2004, the Company expensed approximately $73, $84 and $106 respectively, related to this plan.

8.  Commitments

Operating leases relates to the lease of the space used for our operations in Shrewsbury and Mount Laurel, New Jersey, Mississauga, Canada and Hauppauge, New York. The commitments for operating leases include the minimum rent payments and a proportionate share of operating expenses and property taxes. The future minimum rental payments for the remaining terms of the Company's leases in the U.S. and Canada are as follows:

      2005                                       564
      2006                                       578
      2007                                       345
      2008                                        87
      2009                                        89
      Thereafter                                  30
                                     ---------------
                                             $ 1,693
                                     ===============

The Company entered into an employment agreement with its chief executive officer which expires January 15, 2006. The agreement provides for a base salary and a bonus, if certain targets are met.

In the event that Mr. Willett's employment is terminated without cause or by the rendering of a non-renewal notification, he is entitled to receive severance payments equal to twelve months salary and immediate vesting of all outstanding stock awards. Additionally, in the event that a change of control of the Company occurs (as described in the employment agreement), Mr. Willett's outstanding stock awards become immediately vested and he is entitled to the pro-rata performance bonus based upon stock price at the date of such change in control.

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)

The Company has entered into letter agreements with Mr. Nynens and Mr. Legrottaglie. Mr. Nynens is entitled to severance payments for nine months at the then applicable annual base salary if the Company terminates his employment for any reason other than for cause. Mr. Legrottaglie is entitled to severance payments for six months at the then applicable annual base salary if the Company terminates his employment for any reason other than for cause.

The Company is not committed by lines of credit, standby letters of credit, has no standby repurchase obligations or other commercial commitments. The Company is not engaged in any transactions with related parties. Rent expense for the years ended December 31, 2002, 2003 and 2004 was approximately $488, 483 and $478 respectively.

9. Industry segment and Geographic information

Programmer's Paradise, Inc. operates in one primary business segment: the marketing of technical software and hardware for microcomputers, servers and networks in the United States and Canada.

Geographic revenue and identifiable assets related to operations as of and for the years ended December 31 2002, 2003 and 2004 were as follows

                                           -------------------------------------------
                                                    2002        2003        2004
                                           -------------------------------------------
Net sales to Unaffiliated Customers:
              United States                      $ 55,447    $ 59,366    $ 92,254
              Canada                                9,710      10,203      11,328
                                           -------------------------------------------
              Total                               $65,157     $69,569    $103,582
                                           ===========================================


Identifiable Assets by Geographic Areas:
              United States                      $16,916       17,176      28,230
              Canada                               2,552        3,313       4,684
                                           -------------------------------------------
              Total                              $19,468      $20,489     $32,914
                                           ===========================================

One customer, CDW Corporation, accounted for 12.7% and 11.8% of consolidated net sales in 2004 and 2003, respectively, and 3.3% and 7.0% of accounts receivable as of December 31, 2004 and 2003, respectively. Our top five customers accounted for 22% of consolidated net sales in 2004 and 2003. The Company generally ships products within 48 hours of confirming a customer's order. This allows for minimum backlog in the business.

10. Quarterly Results of Operations (Unaudited)

The following table presents summarized quarterly results for 2004:

                           -----------------------------------------------
                            First       Second       Third      Fourth
                           -----------------------------------------------
Net sales                    $20,679      $25,093     $26,788     $31,022
Gross profit                   2,601        3,068       3,214       3,456
Net income                       362          523         626       4,811
Basic net income per
common share                   $0.10        $0.14       $0.16       $1.25
Diluted net income per
common share                   $0.09        $0.13       $0.15       $1.10

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)

The following table presents summarized quarterly results for 2003:

                              --------------------------------------------
                              First        Second     Third       Fourth
                              --------------------------------------------
Net sales                     $15,198      $16,051    $18,355     $19,965
Gross profit                    1,988        2,123      2,294       2,555
Net income (loss)                  41          203        333         389

Basic net income per common
share                           $0.01        $0.05      $0.09       $0.11
Diluted net income per
common share                    $0.01        $0.05      $0.09       $0.10


11. Settlement of Escrow (Items in thousands)

Pursuant to an Agreement, dated December 1, 2000 ("Stock Sale Agreement"), between the Company and PC-Ware Information Technologies AG, a German corporation ("PC-Ware"), on January 9, 2001 the Company sold all of the shares of its European subsidiaries for 14,500 Euros, subject to post-closing adjustments, including finalization of the closing balance sheet, in accordance with the Stock Sale Agreement. As security for any claim of PC-Ware arising from alleged breaches of representations by the Company under the Stock Sale Agreement, 2,666 Euros (the equivalent of $2,629) were being held in an escrow account as of September 30, 2002. In September 2001, PC-Ware made claims aggregating 2,490 Euros against the escrow.

On October 1, 2002, the claims brought against the Company by PC-Ware were settled for 435 Euros (the equivalent as of such date of $429). Associated fees, comprising of counsel fees, expert witness fees, arbitration fees, consultancy fees paid to the Company's previous Chief Financial Officer, and travel and related expenses, amounted to $269. This settlement amount and associated fees amounted to $698 in the third quarter of 2002. Since the Company had established reserves of $350 for this claim in the fourth quarter of 2001, the Company reported an additional $348 for this settlement and associated fees in the third quarter of 2002.

As of December 31, 2004, there are no legal proceedings pending against the Company or any of its subsidiaries.

12. Subsequent Events

The company entered into a lease on January 28, 2005 to rent approximately 4,000 square feet of office space in Hauppauge, New York under a five-year lease expiring in April 2010. Total annual rent expense for these premises is approximately $70.

                            Programmer's Paradise, Inc. and Subsidiaries
                           Schedule II--Valuation and Qualifying Accounts
                                           (In Thousands)


                                          Beginning    Charged to Cost                   Ending
                 Description               Balance       and Expense     Deductions      Balance
---------------------------------------------------------------------------------------------------

 Year ended December 31, 2002:
    Allowances for accounts receivable        $791           $662           $725           $728
    Reserve for obsolescence                  $210            $25            $61           $174
 Valuation allowance deferred taxes         $6,699          $(155)             -         $6,544
 Year ended December 31, 2003:
    Allowances for accounts receivable        $728           $392           $498           $622
    Reserve for obsolescence                  $174              -            $42           $132
 Valuation allowance deferred taxes         $6,544          $(323)             -         $6,221
 Year ended December 31, 2004:
    Allowances for accounts receivable        $622           $393           $260           $755
    Reserve for obsolescence                  $132              -            $89            $43
    Valuation allowance deferred taxes      $6,221        $(5,362)             -           $859


                                                F-22