Form 10-Q
period 2005-03-31
PROGRAMMERS PARADISE INC
filed 2005-05-02
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

     There were 3,990,535 outstanding shares of Common Stock, par value $.01 per share, as of April 26, 2005, not including 1,293,965 shares classified as treasury stock.


                                   PART I - FINANCIAL INFORMATION

                            PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (In thousands)

                                                                        March 31,      December 31,
                                                                          2005            2004
                                                                          ----            ----
                                                                       (Unaudited)
                                                   ASSETS
Current assets
  Cash and cash equivalents                                         $       5,107       $     4,888
  Marketable Securities                                                     6,820             6,595
  Accounts receivable, net                                                 14,196            14,173
  Inventory - finished goods                                                1,283             1,423
  Prepaid expenses and other current assets                                   590               673
  Deferred income taxes, current                                            1,365             1,423
                                                                    -------------       -----------
Total current assets                                                       29,361            29,175

Equipment and leasehold improvements, net                                     497               303
Other assets                                                                  639               581
Deferred income taxes, net of current                                       2,913             2,855
                                                                    -------------       -----------

Total assets                                                        $      33,410       $    32,914
                                                                    =============       ===========


                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                             $      16,021       $    15,994
  Dividend payable                                                            474               425
                                                                    -------------       -----------
Total current liabilities                                                  16,495            16,419

Commitments and contingencies

Stockholders' equity
  Common stock, $.01 par value; authorized, 10,000,000
     shares; issued 5,284,500 shares                                           53                53
  Additional paid-in capital                                               32,426            32,642
  Treasury stock, at cost, 1,331,465 shares and 1,418,090
    shares, respectively                                                   (3,784)           (4,130)
  Accumulated deficit                                                     (11,923)          (12,223)
  Accumulated other comprehensive income                                      143               153
                                                                    -------------       -----------
Total stockholders' equity                                                 16,915            16,495
                                                                    -------------       -----------
Total liabilities and stockholders' equity                          $      33,410       $    32,914
                                                                    =============       ===========





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

                                                                      Three months ended
                                                                           March 31,
                                                                           ---------
                                                                      2005               2004
                                                                      ----               ----

Net sales                                                        $   30,169        $    20,679

Cost of sales                                                        26,740             18,078
                                                                 ----------        -----------

Gross profit                                                          3,429              2,601

Selling, general and administrative expenses                          2,985              2,222
                                                                 ----------        -----------

Income from operations                                                  444                379

Interest income, net                                                     67                 39

Realized foreign exchange loss                                          (11)               (21)
                                                                 ----------        -----------

Income before income tax provision                                      500                397

Provision for income taxes                                              200                 35
                                                                 ----------        -----------

Net income                                                       $      300        $       362
                                                                 ==========        ===========

Net income per common share - Basic                              $     0.08        $      0.10
                                                                 ==========        ===========

Net income per common share - Diluted                            $     0.07        $      0.09
                                                                 ==========        ===========


Weighted average common shares outstanding-Basic                      3,922              3,797
                                                                 ==========        ===========
Weighted average common shares outstanding-Diluted                    4,445              4,084
                                                                 ==========        ===========

Reconciliation to comprehensive income:

Net Income                                                       $      300        $       362
                                                                 ----------        -----------
Other comprehensive income(loss), net of tax:
      Unrealized gain (loss) on marketable securities                     -                 10
      Foreign currency translation adjustments                          (10)               (38)
                                                                 ----------        -----------
Total comprehensive income                                       $      290        $       334
                                                                 ==========        ===========

 The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                3




                                             PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                             (Unaudited)
                                                 (In thousands, except share amounts)


                                                                                                        Accumulated
                                          Common Stock        Additional                                   other
                                     -----------------------   Paid-In     Treasury     Accumulated     comprehensive
                                        Shares     Amount      Capital       Stock        Deficit          Income         Total
                                     -----------------------------------------------------------------------------------------------
Balance at January 1, 2005            5,284,500      $53       $32,642     $(4,130)      $(12,223)          $153        $16,495
  Net income                                                                                  300                           300
  Other comprehensive income:
  Exercise of stock options                                                    346                                          346
  Dividend declared payable                                       (474)                                                    (474)
  Translation adjustment                                                                                     (10)           (10)
  Tax Benefit from exercises of
    non-qualified stock options                                    258                                                      258
                                     -----------------------------------------------------------------------------------------------
Balance at March 31, 2005             5,284,500      $53       $32,426     $(3,784)     $(11,923)           $143        $16,915
                                     ===============================================================================================































                  The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                                  4




                            PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                           (In thousands)
                                                                            Three months Ended
                                                                                 March 31,
                                                                                 ---------
                                                                             2005           2004
                                                                         ---------      ---------

Cash flows from operating activities
Net income                                                               $    300       $     362
Adjustments  to reconcile  net income to net cash provided by operating activities:
    Depreciation and amortization                                              57              52
    Allowance for doubtful accounts                                            27              15
    Accretion of marketable securities                                          -              10
    Tax benefit from exercise of stock options                                258               -
Changes in operating assets and liabilities:
    Accounts receivable                                                      (111)         (1,515)
    Inventory                                                                 140            (138)
    Prepaid expenses and other current assets                                  83            (214)
    Accounts payable and accrued expenses                                      27           1,179
    Net change in other assets and liabilities                                  -              (3)
                                                                         --------       ---------
Net cash provided by (used in) operating activities                           781            (252)
                                                                         --------       ---------

Cash flows from investing activities:
  Purchases of available-for-sale securities                               (4,225)         (3,550)
  Redemptions of available-for-sale securities                              4,000           1,000
  Capital expenditures                                                       (248)            (30)
                                                                         --------       ---------
Net cash used in investing activities                                        (473)         (2,580)
                                                                         --------       ---------

Cash flows from financing activities:
  Dividend paid                                                              (425)           (375)
  Proceeds from exercise of stock options                                     346             190
                                                                         --------       ---------
 Net cash used in financing activities                                        (79)           (185)
                                                                         --------       ---------

Effect of foreign exchange rate on cash                                       (10)            (38)
                                                                         --------       ---------

Net decrease in cash and cash equivalents                                     219          (3,055)
Cash and cash equivalents at beginning of period                            4,888           5,878
                                                                         --------       ---------
Cash and cash equivalents at end of period                               $  5,107       $   2,823
                                                                         ========       =========





 The accompanying notes are an integral part of these condensed consolidated financial statements.




                  PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

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

    The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the opinion of the Company's management, all adjustments that are of a normal recurring nature, considered necessary for fair presentation, have been included. Actual results may differ from these estimates under different assumptions or conditions. The unaudited condensed consolidated statements of operations for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K filed with the Securities Exchange Commission for the year ended December 31. 2004.

2. Assets and liabilities of the Company's Canadian subsidiary have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year. The revenue from our Canadian operations in the first three months of 2005 increased by $1.0 million to $3.9 million as compared to the first three months of 2004.

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

5. Investments in available-for-sale securities at March 31, 2005 were (in thousands):

                                   Cost     Market value  Unrealized Gain (loss)
    U.S. Government Securities   $ 4,778    $ 4,776       $  (2)
    Corporate Bonds              $ 2,064    $ 2,044       $ (20)
                                 -------    -------       -----
    Total Marketable Securities  $ 6,842    $ 6,820       $ (22)
                                 =======    =======       =====

    The cost and market value of the Company's investments at March 31, 2005 by contractual maturity were (in thousands):

                                                        Estimated
                                           Cost        Fair Value

    Due in one year or less              $5,833            $5,832
    Due in greater than one year          1,009               988
    Total investments                    $6,842            $6,820


6. Basic EPS is computed by dividing net earnings (loss) by the weighted average number of shares outstanding during the period. Diluted EPS is computed considering the potentially dilutive effect of outstanding stock options. A reconciliation of the numerator and denominators of the basic and diluted per share computations follows (in thousands, except per share data):



                                                                                      Three months ended
                                                                                            March 31,
                                                                                            ---------
                                                                                      2005         2004
                                                                                      ----         ----
             Numerator:
             Net Income                                                                $300         $362
             Denominator:
             Weighted average shares (Basic)                                          3,922        3,797
             Dilutive effect of outstanding options                                     523          287
                                                                                      -----        -----

                Weighted average shares including assumed conversions (Diluted)       4,445        4,084

             Basic net income per share                                               $0.08        $0.10
             Diluted net income per share                                             $0.07        $0.09



    Changes during 2005 in options outstanding for the combined plans were as follows:

                                                                Weighted Average
                                             Number of Options   Exercise Price
                                           -------------------------------------
        Outstanding at January 1, 2005            967,220             $5.71
        Granted in 2005                                 -                 -
        Canceled in 2005                           (6,545)             3.36
        Exercised in 2005                         (86,625)             3.99
                                           ----------------------
        Outstanding at March 31, 2005             874,050              5.90
                                           ======================
        Exercisable at March 31, 2005             862,610              5.94
                                           ======================

7. On February 17, 2005 our Board of Directors declared a quarterly dividend of $.12 per share on our common stock payable April 22, 2005 to shareholders of record on April 4, 2005. Our Board intends to periodically review the amount and frequency of future payments, if any, in light of the Company's operations and need for capital. The dividend is reflected as a reduction of Additional Paid in Capital.

8. The Company had one major customer that accounted for 12.3% of total net sales during the quarter ended March 31, 2005, and 3.8% of total net accounts receivable as of March 31, 2005. The Company had two major vendors that accounted for 25.1% and 28.5% of total purchases, respectively, during the quarter ended March 31, 2005. The Company had one major customer that accounted for 13.9% of total net sales during the quarter ended March 31, 2004, and 5.8% of total net accounts receivable as of March 31, 2004. The Company had two major vendors that accounted for 24.0% and 14.2% of total purchases, respectively, during the quarter ended March 31, 2004.

9. For the quarter ended March 31, 2005, the Company recorded a provision for income taxes of $200,000, which consists of a provision of $210,000 for U.S. federal income taxes as well as a $20,000 provision for U.S. state taxes offset by a benefit of $30,000 for Canadian taxes. For the quarter ended March 31, 2004, the Company recorded a provision of $35,000 which consists of a provision for Canadian income taxes.

    As of March 31, 2005, the Company had a U.S. deferred tax asset of approximately $5.1 million reflecting, in part, a benefit of $2.7 million in U.S. federal and state tax loss carry forwards, which will expire in varying amounts between 2005 and 2024. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period. The Company believes that uncertainty still exists regarding the realization of certain deferred tax assets, and accordingly, has established a $0.9 million valuation allowance, based on management's estimates against these specific deferred tax assets. The valuation allowance will be evaluated at the end of each reporting period, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

    The Company receives a tax deduction from the gains realized by employees on the exercise of certain non-qualified stock options for which the benefits is recognized as a component of stockholders' equity. The tax benefit of deductions related to stock options exceeds the amount expensed, $0, for financial reporting and are accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

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

    In accordance with SFAS No. 148, the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation is as follows:

                                                                     Three months ended
                                                                          March 31,
                                                                          ---------
                                                                      2005        2004
                                                                   ----------- ------------
         Net income - as reported                                  $   300     $   362
         Deduct: Total stock-based employee compensation
           expense determined under fair value based method
           for all awards, net of related tax effects                    -         (18)
                                                                   ----------- ------------
         Pro forma net income                                      $   300     $   344
                                                                   =========== ============
         Net income per share:
            Basic earnings  per share - as reported                $  0.08     $  0.10
                                                                   =========== ============
            Basic earnings  per share - pro forma                  $  0.08     $  0.09
                                                                   =========== ============
         Net income per share:
            Diluted earnings per share - as reported               $  0.07     $  0.09
                                                                   =========== ============
            Diluted earnings per share - pro forma                 $  0.07     $  0.08
                                                                   =========== ============


    There were no options granted for the three month period ended March 31, 2005.


11. In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. This revised standard will be effective for our reporting period beginning January 1, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Certain Factors Affecting Operating Results" and elsewhere in this report. The following discussion should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

                                                             Three months ended
                                                                  March 31,
                                                                  ---------
                                                              2005       2004
                                                              ----       ----

        Net sales                                             100.0%     100.0%
        Cost of sales                                          88.6       87.4
                                                              -----      -----
        Gross profit                                           11.4       12.6
        Selling, general and administrative expenses            9.9       10.8
                                                              -----      -----
        Income from operations                                  1.5        1.8
        Interest income, net                                    0.2        0.2
        Realized Foreign exchange gain(loss)                      -       (0.1)
                                                              -----      -----
        Income before income taxes                              1.7        1.9
        Provision for income taxes                              0.7        0.1
                                                              -----      -----
        Net income                                              1.0%       1.8%
                                                              -----      -----

Net Sales

Net sales in the first quarter of 2005 increased 46% or $9.5 million to $30.2 million compared to $20.7 million for the same period in 2004. We attribute this growth in net sales primarily to a more favorable IT spending environment and continued expansion of our account executive team in the first quarter of 2005. We plan to continue to invest in our sales force.

Gross Profit

Gross profit as a percentage of net sales was 11.4% for the quarter ended March 31, 2005, compared to 12.6% for the same period in 2004. Because net sales increased by 46%, gross profit in absolute dollars increased $0.8 million to $3.4 million as compared to $2.6 million in the first quarter of 2004.

The increase in gross profit dollars and the decrease in gross profit margins as a percentage of net sales reflects a shift in the product mix of sales and the competitive nature of our business. We have won many bids based on our aggressive pricing and we plan to continue to do so.

On a forward-looking basis, gross profit margin in future periods may be less than the 11.4% achieved in the first quarter of 2005. Changes in rebate programs can significantly affect our gross margin percentage. We foresee possible pressure on profit margins as a result of various factors, including the continued participation by vendors in inventory price protection and rebate programs, product mix, including software maintenance and third party services, pricing strategies, market conditions and other factors, any of which could result in a reduction of gross profit below those realized in the first quarter of 2005.

Selling, General and Administrative Expenses

Selling, General and Administrative ("SG&A") expenses for the quarter ended March 31, 2005 were $3.0 million as compared to $2.2 million for the same period in 2004, an increase of $0.8 million or 34%.

The primary drivers in SG&A expenses in the first quarter of 2005 were payroll and employee related costs. Compared to the first quarter of 2004, payroll costs increased $0.5 million, primarily due to our continued investment in our sales force. Our sales force consists of account executives as well as vendor specialists who provide consultation in areas requiring specialized product expertise. Employee-related costs (which includes items such as commission, bonuses, fringe benefits, profit sharing and incentive awards) increased $0.2 million, primarily a result of our increase in revenue and gross margin.

On April 11, 2005 we opened a satellite sales office in Hauppauge, New York. An additional 16 employees were hired, thus increasing our sales force by 21%. These factors, combined with increased legal requirements, including the Sarbanes-Oxley Act of 2002, will most likely result in significantly higher SG&A expenses in 2005.

Foreign Currency Transactions Gain (Loss)

The realized foreign exchange loss for the quarter ended March 31, 2005 was $11,000 compared to a loss of $21,000 for the same period in 2004. Foreign exchange gains and losses primarily result from our trade activity with our Canadian subsidiary. Although the Company does maintain bank accounts in Canadian currencies to reduce currency exchange fluctuations, the Company is, nevertheless, subject to risks associated with such fluctuations.

Income Taxes

For the quarter ended March 31, 2005, the Company recorded a provision for income taxes of $200,000, which consists of a provision of $210,000 for U.S. federal income taxes as well as a $20,000 provision for U.S. state taxes offset by a benefit of $30,000 for Canadian taxes. For the quarter ended March 31, 2004, the Company recorded a provision of $35,000 which consists of a provision for Canadian income taxes

As of March 31, 2005, the Company had a U.S. gross deferred tax asset of approximately $5.1 million reflecting, in part, a benefit of $2.7 million in U.S. federal and state tax loss carry forwards, which will expire in varying amounts between 2005 and 2024. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period. The Company believes that uncertainty still exists regarding the realization of certain deferred tax assets, and accordingly, has established a $0.9 million valuation allowance, based on management's estimates against these specific deferred tax assets. The valuation allowance will be evaluated at the end of each reporting period, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

Liquidity and Capital Resources

During the first three months of 2005, our cash and cash equivalents increased by $0.2 million to $5.1 million at March 31, 2005, from $4.9 million at December
31. 2004. Net cash provided by operating activities amounted to $0.8 million; net cash used in investing activities amounted to $0.5 million and net cash used in financing activities amounted to $0.1 million.

Net cash provided by operating activities in the first three months of 2005 was $0.8 million and primarily resulted from our income from operations excluding non-cash charges $0.6 million and a $0.1 million decrease in inventory. This was partly offset by a $0.1 million increase in accounts receivable. The increase in accounts receivable relates primarily to our increased revenue. Days sales outstanding increased to 42 days as per March 31, 2005 as compared to 40 days as per March 31, 2004.

Net cash used in investing activities in the first three months of 2005 amounted to $0.5 million. In light of the current low interest rates on our short-term savings accounts we decided to invest an additional net $0.2 million in U.S. government securities. These securities are highly rated and highly liquid. These securities are classified as available-for-sale securities in accordance with SFAS 115, and as a result unrealized gains and losses are reported as part of other comprehensive income (loss). The other $0.3 million consisted of capital expenditures.

Net cash used for financing activities in the first three months of 2005 of $0.1 million consisted of the $0.4 million payment of our declared dividends, which was partly offset by the proceeds from the exercise of options.

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

The repurchase program is expected to remain effective for the remainder of 2005. We intend to hold the repurchased shares in treasury for general corporate purposes, including issuances under various stock option plans. As of March 31, 2005, we owned 1,331,465 shares of our common stock purchased at an average cost of $3.18 per share. During the first three months of 2005, we did not repurchase any shares of our common stock.

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

Contractual Obligations as of March 31, 2005 were summarized as follows:
(Dollars in thousands)

                                                     Payment due by      Period
                                           Total     Less than 1 year    1-3 years       4-5 years   After 5 years
------------------------------------------------------------------------------------------------------------------
Long-term debt                                 -                    -            -               -               -
Capital Lease Obligations                      -                    -            -               -               -
Operating Leases                          $1,542                 $579         $888             $75               -
Unconditional Purchase Obligations             -                    -            -               -               -
Other Long term Obligations                    -                    -            -               -               -
------------------------------------------------------------------------------------------------------------------
Total Contractual Obligations             $1,542                 $579         $888             $75               -
==================================================================================================================


Operating leases primarily relates to the lease of the space used for our operations in Shrewsbury and Mount Larel, New Jersey, Mississauga, Canada and Hauppauge, New York. The commitments for operating leases include the minimum rent payments and a proportionate share of operating expenses and property taxes.

The Company is not committed by lines of credit, standby letters of credit, has no standby repurchase obligations or other commercial commitments. The Company is not engaged in any transactions with related parties.

As of March 31, 2005, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

The Company's $6.8 million investments in marketable securities are only in highly rated and highly liquid corporate bonds and U.S. government Securities. The remaining cash balance is invested in short-term savings accounts with our primary bank, The Bank of New York. As such, the risk of significant changes in the value of our cash invested is minimal.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" as of March 31, 2005. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2005. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation during the quarter ended March 31, 2005 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



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

PROGRAMMER'S PARADISE, INC.


         May 2, 2005              By: /s/ Simon F. Nynens
-----------------------------         -----------------------------------------
         Date                         Simon F. Nynens, Executive Vice President
                                      and Chief Financial Officer



         May 2, 2005              By: /s/ William H. Willett
-----------------------------         -----------------------------------------
         Date                         William H. Willett, Chairman of the Board,
                                      President and Chief Executive Officer