Form 10-Q
period 2005-06-30
PROGRAMMERS PARADISE INC
filed 2005-08-01
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
Yes [  ] No [X]

There were 3,991,935 outstanding shares of Common Stock, par value $.01 per share, as of July 29, 2005, not including 1,292,565 shares classified as treasury stock.

PART I - FINANCIAL INFORMATION

PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)
	June 30, 2005 (Unaudited)	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$3,147	$4,888
Marketable securities	7,797	6,595
Accounts receivable, net	11,558	14,173
Inventory - finished goods	1,297	1,423
Prepaid expenses and other current assets	229	673
Deferred income taxes, current	1,365	1,423
Total current assets	25,393	29,175

Equipment and leasehold improvements, net	490	303
Other assets	610	581
Deferred income taxes, net of current	2,743	2,855

Total assets	$29,236	$32,914

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$11,999	$15,994
Dividend payable	479	425
Total current liabilities	12,478	16,419

Commitments and contingencies

Stockholders' equity
Common stock, $.01 par value; authorized, 10,000,000
shares; issued 5,284,500 shares	53	53
Additional paid-in capital	31,947	32,642
Treasury stock, at cost, 1,292,965 shares and 1,418,090
shares, respectively	(3,630)	(4,130)
Accumulated deficit	(11,738)	(12,223)
Accumulated other comprehensive income	126	153
Total stockholders' equity	16,758	16,495
Total liabilities and stockholders' equity	$29,236	$32,914

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)
	Six months ended		Three months ended
	June 30,		June 30,
	2005	2004	2005	2004

Net sales	$60,221	$45,772	$30,052	$25,093
Cost of sales	53,422	40,103	26,682	22,025
Gross profit	6,799	5,669	3,370	3,068
Selling, general and administrative expenses	6,108	4,753	3,123	2,531
Income from operations	691	916	247	537
Interest income, net	140	54	73	15
Realized foreign exchange loss	(25)	(27)	(14)	(6)
Income before income tax provision	806	943	306	546
Provision for income taxes	321	58	121	23
Net income	$485	$885	$185	$523

Net income per common share - Basic	$0.12	$0.23	$0.05	$0.14

Net income per common share - Diluted	$0.11	$0.22	$0.04	$0.13

Weighted average common shares
outstanding-Basic	$3,957	$3,812	$3,991	$3,826

Weighted average common shares
outstanding-Diluted	$4,413	$4,103	$4,364	$4,118

Reconciliation to comprehensive income:

Net income	$485	$885	$185	$523
Other comprehensive income(loss), net of tax:
Unrealized gain (loss) on marketable securities	6	(36)	6	(46)
Foreign currency translation adjustments	(33)	(50)	(23)	(12)
Total comprehensive income	$458	$799	$168	$465

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except share amounts)

						Accumulated
			Additional			other
	Common Stock		Paid-In	Treasury	Accumulated	comprehensive
	Shares	Amount	Capital	Stock	Deficit	Income	Total
Balance at January 1, 2005	5,284,500	$53	$32,642	$(4,130)	$(12,223)	$153	$16,495
Net income					485		485
Other comprehensive income:
Exercise of stock options				500			500
Dividend paid			(474)				(474)
Dividend declared payable			(479)				(479)
Translation adjustment						(33)	(33)
Unrealized gain on available-
for sale securities						6	6
Tax benefit from exercises of
non-qualified stock options			258				258
Balance at June 30, 2005	5,284,500	$53	$31,947	$(3,630)	$(11,738)	$126	$16,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months Ended
	June 30,
	2005	2004
Cash flows from operating activities
Net income	$485	$885
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	124	105
Allowance for doubtful accounts	266	(4)
Accretion of marketable securities	6	(36)
Tax benefit from exercise of stock options	258	-
Provision for deferred income taxes	170	-
Changes in operating assets and liabilities:
Accounts receivable	2,315	(2,592)
Inventory	126	(388)
Prepaid expenses and other current assets	444	(211)
Accounts payable and accrued expenses	(3,994)	2,619
Net change in other assets and liabilities	(1)	(8)
Net cash provided by operating activities	199	370

Cash flows from investing activities:
Purchases of available-for-sale securities	(8,201)	(3,475)
Redemptions of available-for-sale securities	7,000	1,000
Capital expenditures	(306)	(57)
Net cash used in investing activities	(1,507)	(2,532)

Cash flows from financing activities:
Dividend paid	(900)	(757)
Proceeds from exercise of stock options	500	260
Net cash used in financing activities	(400)	(497)

Effect of foreign exchange rate on cash	(33)	(50)

Net increase (decrease) in cash and cash equivalents	(1,741)	(2,709)
Cash and cash equivalents at beginning of period	4,888	5,878
Cash and cash equivalents at end of period	$3,147	$3,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
June 30, 2005
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

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the opinion of the Company's management, all adjustments that are of a normal recurring nature, considered necessary for fair presentation, have been included. Actual results may differ from these estimates under different assumptions or conditions. The unaudited condensed consolidated statements of operations for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K filed with the Securities Exchange Commission for the year ended December 31, 2004.

2.

Assets and liabilities of the Company's Canadian subsidiary have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period. The revenue from our Canadian operations in the first six months of 2005 increased by $1.9 million to $7.3 million as compared to the first six months of 2004. The revenue from our Canadian operations increased by $0.9 million to $3.4 million in the second quarter of 2005 as compared to our second quarter of 2004.

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

5.	Investments in available-for-sale securities at June 30, 2005 were (in thousands):

	Cost	Market value	Unrealized Gain (loss)
U.S. Government Securities	$ 6,760	$ 6,762	$2
Corporate Bonds	$ 1,053	$ 1,035	$(18)
Total Marketable Securities	$ 7,813	$ 7,797	$(16)

The cost and market value of the Company's investments at June 30, 2005 by contractual maturity were (in thousands):
		Estimated
	Cost	Fair value

Due in one year or less	$7,813	$7,797
6.

Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed considering the potentially dilutive effect of outstanding stock options. A reconciliation of the numerator and denominators of the basic and diluted per share computations follows (in thousands, except per share data):

	Six months ended
	June 30,
	2005	2004
Numerator:
Net income	$485	$885
Denominator:
Weighted average shares (Basic)	3,957	3,812
Dilutive effect of outstanding options	456	291

Weighted average shares including assumed conversions (Diluted)	4,413	4,103

Basic net income per share	$0.12	$0.23
Diluted net income per share	$0.11	$0.22

Changes during 2005 in options outstanding for the combined plans were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2005	967,220	$5.71
Granted in 2005	60,640	12.85
Canceled in 2005	(6,545)	3.36
Exercised in 2005	(125,125)	4.00
Outstanding at June 30, 2005	896,190	6.45

Exercisable at June 30, 2005	886,364	6.49

On April 21, 2005, the Company granted 60,640 options at an option price of $12.85 to officers and directors of the Company. The options granted vested immediately. The Company granted options to purchase 14,320 shares to William H. Willett, the Company's President and Chief Executive Officer; options to purchase 14,320 shares to Simon Nynens, the Company's Executive Vice President and Chief Financial Officer; options to purchase 5,000 shares to Jeffrey Largiader, the Company's Vice President Sales and Marketing, options to purchase 5,000 shares to Vito Legrottaglie, the Company's Vice President and Chief Information Officer, options to purchase 5,000 shares to Dan Jamieson, Vice President and General Manager of the Company's Lifeboat division, and options to purchase 5,000 shares to Steve McNamara, the Vice President and General Manager of Programmer's Paradise Canada. Each director of the Company received options to purchase 3,000 shares of the Company's Common Stock at an option price of $12.85 per share.

7.

On June 14, 2005 our Board of Directors declared a quarterly dividend of $.12 per share on our common stock payable July 22, 2005 to shareholders of record on July 1, 2005. Our Board intends to periodically review the amount and frequency of future payments, if any, in light of the Company's operations and need for capital. The dividend is reflected as a reduction of Additional Paid in Capital.

8.

The Company had one major customer that accounted for 13.5% of total net sales during the six months ended June 30, 2005, and 5.3% of total net accounts receivable as of June 30, 2005. The Company had two major vendors that accounted for 20.8% and 30.8% of total purchases, respectively, during the six months ended June 30, 2005. The Company had one major customer that accounted for 13.9% of total net sales during the six months ended June 30, 2004, and 5.1% of total net accounts receivable as of June 30, 2004. The Company had two major vendors that accounted for 28.3% and 17.1% of total purchases, respectively, during the six months ended June 30, 2004.

9.

For the quarter ended June 30, 2005, the Company recorded a provision for income taxes of $121,000, which consists of a provision of $170,000 for deferred income taxes as well as a $14,000 provision for U.S. state taxes offset by a benefit of $63,000 for Canadian taxes. For the quarter ended June 30, 2004, the Company recorded a provision of $23,000 which consist of a provision for Canadian income taxes of $28,000 for Canadian taxes as well as a $5,000 benefit for U.S. taxes. For the six months ended June 30, 2005 the Company recorded a provision for income taxes of $321,000, which consists of a provision of $210,000 for U.S income taxes as well as a provision of $170,000 for deferred income taxes and a $34,000 provision for state income taxes offset by a benefit of $93,000 for Canadian taxes. For the six month period ended June 30, 2004, the Company recorded a provision for income taxes of $58,000, which consists of a provision of $63,000 for Canadian income taxes as well as a $5,000 benefit for U.S. taxes.

As of June 30, 2005, the Company had a U.S. deferred tax asset of approximately $5.0 million reflecting, in part, a benefit of $2.6 million in U.S. federal and state tax loss carry forwards, which will expire in varying amounts between 2005 and 2024. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period. The Company believes that uncertainty still exists regarding the realization of certain deferred tax assets, and accordingly, continues to maintain a $0.9 million valuation allowance, based on management's estimates against these specific deferred tax assets. The valuation allowance will be evaluated at the end of each reporting period, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

The Company receives a tax deduction from the gains realized by employees on the exercise of certain non-qualified stock options for which the benefits is recognized as a component of stockholders' equity. The tax benefit of deductions related to stock options exceeds the amount expensed, $0, for financial and are accounted for as a credit to additional paid-in capital rather than a reduction of the tax provision.

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

In accordance with SFAS No. 148, the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation is as follows:

	Six months ended		Three months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income - as reported	$485	$885	$185	$523
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(290)	$(1,113)	$(290)	$(1,095)
Pro forma net income (loss)	$195	$(228)	$(105)	$(572)

Net income (loss) per share:
Basic earnings (loss) per share - as reported	$0.12	$0.23	$0.05	$0.14

Basic earnings (loss) per share - pro forma	$0.05	$(0.06)	$(0.03)	$(0.15)

Net income per share:
Diluted earnings (loss) per share - as reported	$0.11	$0.22	$0.04	$0.13

Diluted earnings (loss) per share - pro forma	$0.04	$(0.06)	$(0.02)	$(0.14)

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

12.

The company incurred a charge of $0.3 million related to the accounts receivable from Amherst Technologies, LLC. On July 28, 2005 we determined that these accounts receivable are substantially impaired after Amherst Technologies, LLC filed for bankruptcy protection on July 20, 2005. The company intends to pursue all potential recovery options.

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company's condensed consolidated statement of operations expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:
	Six months ended		Three months ended
	June 30,		June 30,
	2005	2004	2005	2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	88.7	87.6	88.8	87.8
Gross profit	11.3	12.4	11.2	12.2
Selling, general and administrative expenses	10.2	10.4	10.4	10.1
Income from operations	1.1	2.0	0.8	2.1
Interest income, net	0.2	0.2	0.2	0.1
Realized foreign exchange gain(loss)	0.0	(0.1)	0.0	0.0
Income before income taxes	1.3	2.1	1.0	2.2
Provision for income taxes	0.5	0.2	0.4	0.1
Net income	0.8%	1.9%	0.6%	2.1%

Net Sales

Net sales in the second quarter of 2005 increased 20% or $5.0 million to $30.1 million compared to $25.1 million for the same period in 2004. For the six month period ended June 30, 2005, net sales increased by $14.4 million or 32%

compared to the six month period ended June 30 2,004. We attribute this growth in net sales primarily to a more favorable IT spending environment and continued expansion of our account executive team in the second quarter of 2005. We plan to continue to invest in our sales force.

Gross Profit

Gross profit as a percentage of net sales was 11.2% for the quarter ended June 30, 2005, compared to 12.2% for the same period in 2004. Since revenue increased by 20%, gross profit in absolute dollars increased $0.3 million to $3.4 million as compared to $3.1 million in the second quarter of 2004. For the six month period ended June 30, 2005, gross profit in absolute dollars increased $1.1 million to $6.8 million compared to $5.7 million in the same period in 2004.

The increase in gross profit dollars and the decrease in gross profit margins as a percentage of net sales reflects a shift in the product mix of sales and the competitive nature of our business. We have won many bids based on our aggressive pricing and we plan to continue to do so.

On a forward-looking basis, gross profit margin in future periods may be less than the 11.2% achieved in the second quarter of 2005. Changes in rebate programs can significantly affect our gross margin percentage. The gross profit margin depends on various factors, including vendor incentive and inventory price protection programs, product mix, including third party services, pricing strategies, market conditions, and other factors, any of which could result in changes in gross margins from recent experience.

Selling, General and Administrative Expenses

Selling, General and Administrative ("SG&A") expenses for the quarter ended June 30, 2005 were $3.1 million as compared to $2.5 million for the same period in 2004, an increase of $0.6 million or 23%. The primary drivers in SG&A expenses in the second quarter of 2005 were payroll and a charge related to accounts receivable. Compared to the second quarter of 2004, payroll costs increased $0.4 million, primarily due to our continued investment in our sales force. Our sales force consists of account executives as well as vendor specialists who provide consultation in areas requiring specialized product expertise. Other SG&A costs increased $0.2 million and included a charge of $0.3 million related to accounts receivable from Amherst Technologies, LLC. On July 28 2005, we determined that these accounts receivable are substantially impaired after Amherst Technologies, LLC filed for bankruptcy protection on July 20, 2005. The company intends to pursue all potential recovery options.

For the six month period ended June 30, 2005 SG&A expenses increased by $ 1.4 million or 29% compared to the same period in 2005. The primary drivers in SG&A expenses in the first six months of 2005 were payroll, employee related costs and a charge related to accounts receivable. Compared to the first six months of 2004, payroll costs increased by $0.8 million and employee related costs increased by $0.2 million. Other SG&A costs increased by $0.4 million of which $0.3 million relates to accounts receivable from Amherst Technologies, LLC. On July 28 2005, we determined that these accounts receivable are substantially impaired after Amherst Technologies, LLC filed for bankruptcy protection on July 20, 2005. The company intends to pursue all potential recovery options.

We plan to continue to invest in our sales force. These factors, combined with increased legal requirements, including the Sarbanes-Oxley Act of 2002, will most likely result in significantly higher SG&A expenses in 2005.

Foreign Currency Transactions Gain (Loss)

The realized foreign exchange loss for the quarter ended June 30, 2005 was $14,000 compared to a loss of $6,000 for the same period in 2004. Foreign exchange gains and losses primarily result from our trade activity with our Canadian subsidiary. Although the Company does maintain bank accounts in Canadian currencies to reduce currency exchange fluctuations, the Company is, nevertheless, subject to risks associated with such fluctuations.

Income Taxes

For the quarter ended June 30, 2005, the Company recorded a provision for income taxes of $121,000, which consists of a provision of $170,000 for deferred income taxes as well as a $14,000 provision for U.S. state taxes offset by a benefit of $63,000 for Canadian taxes. For the quarter ended June 30, 2004, the Company recorded a provision of $23,000 which consist of a provision for Canadian income taxes of $28,000 for Canadian taxes as well as a $5,000 benefit for U.S. taxes. For the six months ended June 30, 2005 the company recorded a provision for income taxes of $321,000, which consists of a provision of $210,000 for U.S income taxes as well as a provision of $170,000 for deferred income taxes and a $34,000 provision for state income taxes offset by a benefit of $93,000 for Canadian taxes. For the six month period ended June 30, 2004, the Company recorded a provision for income taxes of $58,000, which consists of a provision of $63,000 for Canadian income taxes as well as a $5,000 benefit for U.S. tax.

As of June 30, 2005, the Company had a U.S. deferred tax asset of approximately $5.0 million reflecting, in part, a benefit of $2.6 million in U.S. federal and state tax loss carry forwards, which will expire in varying amounts between 2005 and 2024. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period. The Company believes that uncertainty still exists regarding the realization of certain deferred tax assets, and accordingly continues to maintain a $0.9 million valuation allowance, based on management's estimates against these specific deferred tax assets. The valuation allowance will be evaluated at the end of each reporting period, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

Liquidity and Capital Resources

During the first six months of 2005, our cash and cash equivalents decreased by $1.7 million to $3.1 million at June 30, 2005, from $4.9 million at December 31, 2004. Net cash provided by operating activities amounted to $0.2 million; net cash used in investing activities amounted to $1.5 million and net cash used in financing activities amounted to $0.4 million.

Net cash provided by operating activities in the first six months of 2005 was $0.2 million and primarily resulted from our income from operations excluding non-cash charges of $1.3 million and a $2.3 million decrease in accounts receivable and a decrease of $0.4 million in other current assets. This was partly offset by a $4.0 million decrease in accounts payable and accrued expenses. The decrease in accounts receivable relates primarily to an improved collection cycle. Days sales outstanding decreased to 35 days as per June 30, 2005 as compared to 41 days as per June 30, 2004.

Net cash used in investing activities in the first six months of 2005 amounted to $1.5 million. In light of the current low interest rates on our short-term savings accounts we decided to invest an additional net $1.2 million in U.S. government securities. These securities are highly rated and highly liquid. These securities are classified as available-for-sale securities in accordance with SFAS 115, and as a result unrealized gains and losses are reported as part of other comprehensive income (loss). The other $0.3 million consisted of capital expenditures.

Net cash used for financing activities in the first six months of 2005 of $0.4 million consisted of the $0.9 million payment of our declared dividends, which was partly offset by the proceeds from the exercise of options.

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

The repurchase program is expected to remain effective for the remainder of 2005. We intend to hold the repurchased shares in treasury for general corporate purposes, including issuances under various stock option plans. As of June 30, 2005, we owned 1,292,965 shares of our common stock purchased at an average cost of $3.18 per share. During the first six months of 2005, we did not repurchase any shares of our common stock.

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

Contractual Obligations as of June 30, 2005 were summarized as follows:
(Dollars in thousands)
Payment due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Leases	$1,408	$582	$766	$60	-
Purchase Obligations	-	-	-	-	-
Other Long term Obligations	-	-	-	-	-
Total Contractual Obligations	$1,408	$582	$766	$60	-

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

As of June 30, 2005, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Based upon the Company's profitable operations since December 31, 2002, and its expected profitability in future years, the Company has concluded that the results of future operations will generate sufficient taxable income to realize certain deferred tax assets. The Company believes that uncertainty still exists regarding the realizability of certain tax assets, and accordingly, continues to maintain a $0.9 million valuation allowance, based on management's estimates, against these specific deferred tax assets. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

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

The Company's $7.8 million investments in marketable securities are only in highly rated and highly liquid corporate bonds and U.S. government Securities. As such, the risk of significant changes in the value of our cash invested is minimal.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" as of June 30, 2005. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation during the quarter ended June 30, 2005 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders (the "Meeting") during the fiscal Quarter ended June 30, 2005.

(a) The date of the meeting was June 14, 2005.

(b) At the meeting, the following persons were elected directors of the Company, each receiving the number of votes set forth opposite their names below:
	For	Against	Abstain	Broker Non-Votes

William H. Willett	3,723,121	1,815	-	-
F. Duffield Meyercord	3,722,121	3,517	-	-
Edwin H. Morgens	3,030,905	694,753	-	-
Allan D. Weingarten	3,684,553	41,105	-	-
Mark T. Boyer	3,685,553	41,105	-	-

Item 5. Other Information
(a)

On July 28, 2005 the Audit Committee of the Board of Directors of the Company concluded that accounts receivable of the Company from Amherst Technologies, LLC incurred a material charge for impairment. The Company determined that such accounts receivable were substantially impaired after discovering on July 27, 2005 that Amherst Technologies, LLC filed for bankruptcy protection on July 20, 2005. The Company estimates the amount of impairment to accounts receivable is approximately $0.3 million.

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
PROGRAMMER'S PARADISE, INC.

August 1, 2005	By:	/s/ Simon F. Nynens
Date		Simon F. Nynens, Executive Vice President
and Chief Financial Officer

August 1, 2005	By:	/s/ William H. Willett
Date		William H. Willett, Chairman of the Board,
President and Chief Executive Officer