Form 10-Q
period 2005-09-30
PROGRAMMERS PARADISE INC
filed 2005-11-09
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

There were 3,994,835 outstanding shares of Common Stock, par value $.01 per share, as of November 4, 2005, not including 1,289,665 shares classified as treasury stock.

PART I - FINANCIAL INFORMATION

PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)
September 30, 2005 (Unaudited)	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$ 4,609	$ 4,888
Marketable securities	7,911	6,595
Accounts receivable, net	17,586	14,173
Inventory - finished goods	1,263	1,423
Prepaid expenses and other current assets	450	673
Deferred income taxes, current	1,738	1,423
Total current assets	33,557	29,175

Equipment and leasehold improvements, net	442	303
Other assets	465	581
Deferred income taxes, net of current	2,053	2,855
Total assets	$ 36,517	$ 32,914
	________	_________
	________	_________

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$ 19,082	$ 15,994
Dividend payable	480	425
Total current liabilities	19,562	16,419

Commitments and contingencies
Stockholders' equity
Common stock, $.01 par value; authorized, 10,000,000 shares; issued 5,284,500 shares	53	53
Additional paid-in capital	31,468	32,642
Treasury stock, at cost, 1,289,665 shares and 1,418,090 shares, respectively	(3,620)	(4,130)
Accumulated deficit	(11,135)	(12,223)
Accumulated other comprehensive income	189	153
Total stockholders' equity	16,955	16,495
Total liabilities and stockholders' equity	$ 36,517	$ 32,914
	___________	___________
	___________	___________

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net sales	$ 95,692	$ 72,560	$ 35,471	$ 26,788
Cost of sales	85,016	63,677	31,594	23,574
Gross profit	10,676	8,883	3,877	3,214
Selling, general and administrative expenses	9,064	7,359	2,956	2,607
Income from operations	1,612	1,524	921	607
Interest income, net	218	87	79	34
Realized foreign exchange gain (loss)	(14)	4	10	32
Income before income tax provision	1,816	1,615	1,010	673
Provision for income taxes	728	104	407	47
Net income	$ 1,088	$ 1,511	$ 603	$ 626
	_____	_____	_____	_____
	_____	_____	_____	_____
Net income per common share - Basic	$ 0.27	$ 0.40	$ 0.15	$ 0.16
	_____	_____	_____	_____
	_____	_____	_____	_____
Net income per common share - Diluted	$ 0.25	$ 0.37	$ 0.14	$ 0.15
	_____	_____	_____	_____
	_____	_____	_____	_____
Weighted average common shares outstanding-Basic	3,969	3,819	3,994	3,834
	_____	_____	_____	_____
	_____	_____	_____	_____
Weighted average common shares outstanding-Diluted	4,391	4,071	4,339	4,189
	_____	_____	_____	_____
	_____	_____	_____	_____

Reconciliation to comprehensive income:

Net income	$ 1,088	$ 1,511	$ 603	$ 626
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	14	(22)	8	14
Foreign currency translation adjustments	22	26	55	76
Total comprehensive income	$ 1,124	$ 1,515	$ 666	$ 716

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Treasury	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Stock	Deficit	Income	Total

Balance at January 1, 2005	5,284,500	$ 53	$32,642	$ (4,130)	$ (12,223)	$ 153	$ 16,495
Net income	-	-	-		1,088	-	1,088
Exercise of stock options	-	-	-	510	-	-	510
Dividend paid	-	-	(952)	-	-	-	(952)
Dividend declared payable	-	-	(480)	-	-	-	(480)
Translation adjustment	-	-	-	-	-	22	22
Unrealized gain on available-for-sale securities	-	-	-	-	-	14	14
Tax benefit from exercises of non- qualified stock options	-	-	258	-	-	-	258
Balance at September 30, 2005	5,284,500	$ 53	$ 31,468	$ (3,620)	$ (11,135)	$ 189	$ 16,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Nine months Ended
	September 30,
	2005	2004
Cash flows from operating activities
Net income	$ 1,088	$ 1,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	187	143
Allowance for doubtful accounts	378	(65)
Tax benefit from exercise of stock options	258	-
Provision for deferred income taxes	487	-
Changes in operating assets and liabilities:
Accounts receivable	(3,681)	(3,655)
Inventory	160	(368)
Prepaid expenses and other current assets	224	(239)
Accounts payable and accrued expenses	3,088	4,792
Net change in other assets and liabilities	(1)	(262)
Net cash provided by operating activities	2,188	1,857

Cash flows from investing activities:
Purchases of available-for-sale securities	(11,102)	(3,511)
Redemptions of available-for-sale securities	9,800	1,500
Capital expenditures	(318)	(62)
Net cash used in investing activities	(1,620)	(2,073)

Cash flows from financing activities:
Dividend paid	(1,379)	(1,179)
Proceeds from exercise of stock options	510	276
Net cash used in financing activities	(869)	(903)

Effect of foreign exchange rate on cash	22	26

Net decrease in cash and cash equivalents	(279)	(1,093)
Cash and cash equivalents at beginning of period	4,888	5,878
Cash and cash equivalents at end of period	$ 4,609	$ 4,785
	______	_______
	______	_______

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
September 30, 2005
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

2.         Assets and liabilities of the Company's Canadian subsidiary have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period. The revenue from our Canadian operations in the first nine months of 2005 increased by $3.4 million to $11.3 million as compared to the first nine months of 2004. The revenue from our Canadian operations increased by $1.5 million to $4.0 million in the third quarter of 2005 as compared to our third quarter of 2004.

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

5.         Investments in available-for-sale securities at September 30, 2005 were (in thousands):
	Cost	Market value	Unrealized Gain (loss)
U.S.. Government Securities	$ 6,860	$ 6,867	$ 7
Corporate Bonds	$ 1,059	$ 1,044	$ (15)
Total Marketable Securities	$ 7,919	$ 7,911	$ (8)

The cost and market value of the Company's investments at September 30, 2005 by contractual maturity were (in thousands):

	Cost	Estimated Fair Value
Due in one year or less	$7,919	$7,911

6.         Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed considering the potentially dilutive effect of outstanding stock options. A reconciliation of the numerator and denominators of the basic and diluted per share computations follows (in thousands, except per share data):
	Nine months ended September 30,		Three months ended September 30
	2005	2004	2005	2004
Numerator:
Net income	$1,088	$1,511	$ 603	$ 626
Denominator:
Weighted average shares (Basic)	3,969	3,819	3,994	3,834
Dilutive effect of outstanding options	422	252	345	355
Weighted average shares including assumed conversions (Diluted)	4,391	4,071	4,339	4,189
Basic net income per share	$ 0.27	$ 0.40	$ 0.15	$ 0.16
Diluted net income per share	$ 0.25	$ 0.37	$ 0.14	$ 0.15

Changes during 2005 in options outstanding for the combined plans were as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding at January 1, 2005	967,220	$ 5.71
Granted in 2005	60,640	12.85
Canceled in 2005	(6,545)	3.36
Exercised in 2005	(128,425)	3.97
Outstanding at September 30, 2005	892,890	6.46
Exercisable at September 30, 2005	884,677	6.50

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

7.        On August 25, 2005 our Board of Directors declared a quarterly dividend of $.12 per share on our common stock payable October 21, 2005 to shareholders of record on September 30, 2005. Our Board intends to periodically review the amount and frequency of future payments, if any, in light of the Company's operations and need for capital. The dividend is reflected as a reduction of Additional Paid in Capital.

8.         The Company had one major customer that accounted for 13.9% and 14.5% of total net sales during the nine and three months ended September 30, 2005, respectively, and 6.1% of total net accounts receivable as of September 30, 2005. The Company had two major vendors that accounted for 18.6% and 32.8% of total purchases during the nine months ended September 30, 2005 and 14.9% and 36.4%, respectively, for the three months then ended. The Company had one major customer that accounted for 13.6% and 13.1% of total net sales during the nine and three months ended September 30, 2004, respectively, and 4.9% of total net accounts receivable as of September 30, 2004. The Company had two major vendors that accounted for 26.5% and 20.3% of total purchases during the nine months ended September 30, 2004 and 22.3% and 24.5%, respectively, for the three months then ended.

9.         For the quarter ended September 30, 2005, the Company recorded a provision for income taxes of $407,000, which consists of a provision of $317,000 for deferred income taxes as well as a $66,000 provision for U.S.. state taxes and a provision of $24,000 for Canadian taxes. For the quarter ended September 30, 2004, the Company recorded a provision of $47,000 which consists of a provision of $26,000 for Canadian taxes as well as a $21,000 provision for U.S.. state taxes. For the nine months ended September 30, 2005 the Company recorded a provision for income taxes of $728,000, which consists of a provision of $210,000 for U.S. income taxes as well as a provision of $487,000 for deferred income taxes and a $100,000 provision for state income taxes offset by a benefit of $69,000 for Canadian taxes. For the nine month period ended September 30, 2004, the Company recorded a provision for income taxes of $104,000, which consists of a provision of $13,000 for U.S. Federal taxes, $63,000 for U.S.. State taxes, and $28,000 for foreign taxes.

As of September 30, 2005, the Company had a U.S.. deferred tax asset of approximately $4.6 million reflecting, in part, a benefit of $2.0 million in U.S.. federal and state tax loss carry forwards, which will expire in varying amounts between 2005 and 2024. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period. The Company believes that uncertainty still exists regarding the realization of certain deferred tax assets, and accordingly, continues to maintain a $0.9 million valuation allowance based on management's estimates against these specific deferred tax assets. The valuation allowance will be evaluated at the end of each reporting period, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

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

In accordance with SFAS No. 148, the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation is as follows:

	Nine months ended		Three months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income - as reported	$ 1,088	$ 1,511	$ 603	$ 626
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$ (290)	$(1,113)	$ 0	0
Pro forma net income	$ 798	$ 398	$ 603	$ 626
Net income per share:
Basic earnings per share - as reported	$ 0.27	$ 0.40	$ 0.15	$ 0.16
Basic earnings per share - pro forma	$ 0.20	$ 0.10	$ 0.15	$ 0.16
Net income per share:
Diluted earnings per share - as reported	$ 0.25	$ 0.37	$ 0.14	$ 0.15
Diluted earnings per share - pro forma	$ 0.18	$ 0.10	$ 0.14	$ 0.15

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

12.        The company incurred a charge of $ 0.3 million in the second quarter of 2005 related to the accounts receivable from Amherst Technologies, LLC. On July 28, 2005 we determined that these accounts receivable are substantially impaired after Amherst Technologies, LLC filed for bankruptcy protection on July 20, 2005. The Company intends to pursue all potential recovery options.

13.        Certain reclassifications have been made to the prior year financial statements in order to conform to the current year presentation.

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company's condensed consolidated statement of operations expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:
	Nine months ended		Three months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	88.8	87.8	89.1	88.0
Gross profit	11.2	12.2	10.9	12.0
Selling, general and administrative expenses	9.5	10.1	8.3	9.7
Income from operations	1.7	2.1	2.6	2.3
Interest income, net	0.2	0.1	0.2	0.1
Realized foreign exchange gain(loss)	0.0	0.0	0.0	0.1
Income before income taxes	1.9	2.2	2.8	2.5
Provision for income taxes	0.8	0.1	1.1	0.2
Net income	1.1%	2.1%	1.7%	2.3%

Net Sales

Net sales in the third quarter of 2005 increased 32% or $8.7 million to $35.5 million compared to $26.8 million for the same period in 2004. For the nine month period ended September 30, 2005, net sales increased by $23.1 million or 32% compared to the nine month period ended September 30, 2004. We attribute this growth in net sales primarily due to a strong demand for our core products which resulted in increased productivity of our account executive team in the third quarter of 2005.

Gross Profit

Gross profit as a percentage of net sales was 10.9% for the quarter ended September 30, 2005, compared to 12.0% for the same period in 2004. Since revenue increased by 32%, gross profit in absolute dollars increased $0.7 million to $3.9 million as compared to $3.2 million in the third quarter of 2004. For the nine month period ended September 30, 2005, gross profit in absolute dollars increased $1.8 million to $10.7 million compared to $8.9 million in the same period in 2004.

The increase in gross profit dollars and the decrease in gross profit margins as a percentage of net sales reflects the competitive nature of our business.

On a forward-looking basis, gross profit margin in future periods may be less than the 10.9% achieved in the third quarter of 2005. Changes in rebate programs can significantly affect our gross margin percentage. The gross profit margin depends on various factors, including vendor incentive and inventory price protection programs, product mix, including third party services, pricing strategies, market conditions, and other factors, any of which could result in changes in gross margins from recent experience.

Selling, General and Administrative Expenses

Selling, General and Administrative ("SG&A") expenses for the quarter ended September 30, 2005 were $3.0 million as compared to $2.6 million for the same period in 2004, an increase of $0.4 million or 13%. The primary drivers in SG&A expenses in the third quarter of 2005 were payroll and employee related costs. Compared to the third quarter of 2004, payroll costs increased $0.3 million, primarily due to our continued investment in our sales force. Our sales force consists of account executives as well as vendor specialists who provide consultation in areas requiring specialized product expertise. Employee related costs (which includes items such as commission, fringe benefits, profit sharing and incentive awards) increased by $0.1 million, primarily a result of our increase in revenue and margin.

For the nine month period ended September 30, 2005 SG&A expenses increased by $ 1.7 million or 23% compared to the same period in 2004. The primary drivers in SG&A expenses in the first nine months of 2005 were payroll and employee related costs. Compared to the first nine months of 2004, payroll costs increased by $1.1 million and employee related costs increased by $0.3 million. Other SG&A costs increased by $0.4 million of which $0.3 million relates to increased facilities expenses and also includes a charge of $0.1 million related to accounts receivable.

We plan to continue to invest in our sales force. These factors, combined with increased legal requirements, including the Sarbanes-Oxley Act of 2002, will most likely result in higher SG&A expenses in 2005.

Foreign Currency Transactions Gain (Loss)

The realized foreign exchange gain for the quarter ended September 30, 2005 was $10,000 compared to a gain of $32,000 for the same period in 2004. For the nine months ended September 30, 2005 the realized foreign exchange loss was $14,000 compared to a foreign exchange gain of $4,000 for the same period last year. Foreign exchange gains and losses primarily result from our trade activity with our Canadian subsidiary. Although the Company does maintain bank accounts in Canadian currencies to reduce currency exchange fluctuations, the Company is, nevertheless, subject to risks associated with such fluctuations.

Income Taxes

For the quarter ended September 30, 2005, the Company recorded a provision for income taxes of $407,000, which consists of a provision of $317,000 for deferred income taxes as well as a $66,000 provision for U.S.. state taxes and a provision of $24,000 for Canadian taxes. For the quarter ended

September 30, 2004, the Company recorded a provision of $47,000 which consists of a provision of $26,000 for Canadian taxes as well as a $21,000 provision for U.S.. state taxes. For the nine months ended September 30, 2005 the Company recorded a provision for income taxes of $728,000, which consists of a provision of $210,000 for U.S. income taxes as well as a provision of $487,000 for deferred income taxes and a $100,000 provision for state income taxes offset by a benefit of $69,000 for Canadian taxes. For the nine month period ended September 30, 2004, the Company recorded a provision for income taxes of $104,000, which consists of a provision of $13,000 for U.S. Federal taxes, $63,000 for U.S.. State taxes, and $28,000 for foreign taxes.

As of September 30, 2005, the Company had a U.S.. deferred tax asset of approximately $4.6 million reflecting, in part, a benefit of $2.0 million in U.S.. federal and state tax loss carry forwards, which will expire in varying amounts between 2005 and 2024. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period. The Company believes that uncertainty still exists regarding the realization of certain deferred tax assets, and accordingly, continues to maintain a $0.9 million valuation allowance based on management's estimates against these specific deferred tax assets. The valuation allowance will be evaluated at the end of each reporting period, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

Liquidity and Capital Resources

During the first nine months of 2005, our cash and cash equivalents decreased by $0.3 million to $4.6 million at September 30, 2005, from $4.9 million at December 31, 2004. Net cash provided by operating activities amounted to $2.2 million; net cash used in investing activities amounted to $1.6 million and net cash used in financing activities amounted to $0.9 million.

Net cash provided by operating activities in the first nine months of 2005 was $2.2 million and primarily resulted from our income from operations excluding non-cash charges of $2.4 million and a $3.1 million increase in accounts payable and accrued expense and a decrease of $0.4 million in other current assets. This was partly offset by a $3.7 million increase in accounts receivable. The increase in account receivable and account payable and accrued expenses is primarily related to our increase in revenue.

Net cash used in investing activities in the first nine months of 2005 amounted to $1.6 million. In light of the current low interest rates on our short-term savings accounts we decided to invest an additional net $1.3 million in U.S.. government securities. These securities are highly rated and highly liquid. These securities are classified as available-for-sale securities in accordance with SFAS 115, and as a result unrealized gains and losses are reported as part of other comprehensive income (loss). The other $0.3 million consisted of capital expenditures.

Net cash used for financing activities in the first nine months of 2005 of $0.9 million consisted of the $1.4 million payment of our declared dividends, which was partly offset by the proceeds from the exercise of options of $0.5 million.

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

The repurchase program is expected to remain effective for the remainder of 2005. We intend to hold the repurchased shares in treasury for general corporate purposes, including issuances under various stock option plans. As of September 30, 2005, we owned 1,289,665 shares of our common stock purchased at an average cost of $3.18 per share. During the first nine months of 2005, we did not repurchase any shares of our common stock.

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

Contractual Obligations as of September 30, 2005 were summarized as follows:

(Dollars in thousands)
Payment due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Leases	$ 1,263	$ 574	$ 644	$ 45	-
Purchase Obligations	-	-	-	-	-
Other Long term Obligations	-	-	-	-	-
Total Contractual Obligations	$ 1,263	$ 574	$ 644	$ 45	-

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

As of September 30, 2005, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

The Company's $7.9 million investments in marketable securities are only in highly rated and highly liquid corporate bonds and U.S.. government Securities. As such, the risk of significant changes in the value of our cash invested is minimal.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" as of September 30, 2005. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2005. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation during the quarter ended September 30, 2005 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As an "non-accelerated filer", the Company will be required by the Sarbanes-Oxley Act of 2002, as amended, to include an assessment of its internal control over financial reporting and attestation from an independent registered public accounting firm in its annual report on Form 10-K covering the year ended December 31, 2007.

PART II - OTHER INFORMATION
Item 6. Exhibits

(a)	Exhibits.

	31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of William H. Willett, the Chief Executive Officer of the Company.

	31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Simon F. Nynens, the Executive Vice President and Chief Financial Officer of the Company.

	32.1	Certification pursuant to 18 U.S..C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of William H. Willett, the Chief Executive Officer of the Company.

32.2

Certification pursuant to 18 U.S..C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Simon F. Nynens, the Executive Vice President and Chief Financial Officer of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRAMMER'S PARADISE, INC.

November 9, 2005		By: /s/ Simon F. Nynens

Date		Simon F. Nynens, Executive Vice President and Chief Financial Officer

November 9, 2005		By: /s/ William H. Willett

Date		William H. Willett, Chairman of the Board, President and Chief Executive Officer