Form 10-K
period 2005-12-31
PROGRAMMERS PARADISE INC
filed 2006-03-14
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.
                  For the fiscal year ended December 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.
        For the transition period from ______________ to _______________

                        Commission file number: 000-26408

                           PROGRAMMER'S PARADISE, INC.
             (Exact name of registrant as specified in its charter)
Delaware                                    13-3136104
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation)

1157 Shrewsbury Avenue, Shrewsbury, New Jersey                 07702
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (732) 389-8950

Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: Common Stock, par value $0.01
                                                            per share
                                                            (Title Of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [ x ]

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant computed by reference to the closing sale price for the Registrant's Common Stock as of June 30, 2005, the last business day of the Registrant's most recently completed second fiscal quarter, as reported on The NASDAQ Capital Market, was approximately $33,398,000. (In determining the market value of the Common Stock held by any non-affiliates, shares of Common Stock of the Registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of Common Stock of the Registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.)

     The number of shares outstanding of the Registrant's Common Stock as of March 8, 2006 was 4,143,262 shares.

     Documents Incorporated by Reference: Portions of the Registrant's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed on or before April 30, 2006 are incorporated by reference into Part III of this Report.

PART I

Item 1 Business

General

     Programmer's Paradise, Inc. (the "Company") is a marketer of software in the United States and Canada targeting software development and information technology professionals within enterprise organizations.

     Programmer's Paradise, Inc. was incorporated in Delaware in 1982. Our Common Stock is listed on The NASDAQ Captial Market under the symbol "PROG". Our main Web site addresses are www.programmersparadise.com and www.lifeboatdistribution.com. Information on our Web sites should not be considered filed with the Securities and Exchange Commission. Information contained on our Web sites is not, and should not be deemed to be, a part of this report.

     The Company operates in one primary business segment: the marketing of technical software and hardware for microcomputers, servers and networks in the United States and Canada. We offer a wide variety of technical and general business application software from a broad range of publishers and manufacturers. We market these products through our catalogs, direct mail programs, advertisements in trade magazines, as well as through Internet and e-mail promotions. Through our wholly owned subsidiary, Lifeboat Distribution Inc., we distribute products to dealers and resellers in the United States and Canada.

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

Products

     The Company offers a wide variety of products from a broad range of publishers and manufacturers, including Microsoft, Computer Associates, IBM, VMware, Borland, Quest software, Compuware, Infragistics, ComponentOne,
Macrovision, and Adobe. On a continuous basis, new products are screened for inclusion in our catalogs and Web sites based on their features, quality, price, profit margins and warranties, as well as on current sales trends. In 2005 and 2004, hardware and peripherals represented 5% and 6%, respectively, of our overall revenue. In 2003 these sales represented 7% of our overall revenue.

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

     The Company offers additional catalogs aimed at specific audiences. Significant increases in postal or shipping rates and in paper costs could have a material adverse effect on the Company. We continually attract new customers through advertisements in trade magazines, as well as through selectively mailing catalogs and other direct mail material. Prospect names are also provided to us by publishers whose products we market. In 2005, the Company's cooperative and fee-based advertising reimbursements as a percentage of sales decreased to 3.5% from 4% in 2004.

     One customer, CDW Corporation, accounted for 14.2%, 12.7%, and 11.8% of consolidated net sales in 2005, 2004, and 2003, respectively, and 7.2% of accounts receivable as of December 31, 2005. Our top five customers accounted for 27%, 22%, and 22% of consolidated net sales in 2005, 2004, and 2003, respectively. The Company generally ships products within 48 hours of confirming a customer's order. This allows for minimum backlog in the business.

     Canadian sales represented 12% of consolidated revenues in 2005 as compared to 11% in 2004, and 15% in 2003.(for geographic financial information, please refer to Note Nine to our Notes to Consolidated Financial Statements).

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

     We believe that effective purchasing from a diverse vendor base is a key element of our business strategy. For the year ended December 31, 2005, Ingram Micro and VMware were the only individual vendors from whom our purchases exceeded 10% of total purchases. For the year ended December 31, 2005, 2004, and 2003, Ingram Micro accounted for 17.5%, 25.0%, and 27.7%, respectively of total purchases. VMware accounted for 35.1%, 22.9%, and 13.8% respectively, of total purchases. The loss of these vendors, or any other key vendor, could have an adverse effect on the Company.

     In 2005, the Company purchased approximately 79% of its purchases directly from manufacturers and publishers and the balance from multiple distributors, as compared to 72% in 2004, and 69% in 2003. Most suppliers or distributors will "drop ship" products directly to the customers, which reduces physical handling by the Company. These inventory management techniques allow the Company to offer a greater range of products without increased inventory requirements.

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

Employees

         As of December 31, 2005, Programmer's Paradise, Inc. and its subsidiaries had 115 full-time and 1 part-time employees. The Company is not a party to any collective bargaining agreements with its employees, has experienced no work stoppages and considers its relationships with its employees to be satisfactory.

Executive Officers of the Company

     Set forth below are the name, age, present title, principal occupation and certain biographical information for our executive officers as of February 1, 2006, all of whom have been appointed by and serve at the discretion of our board of directors. The company's former President and CEO resigned in January 2006 see Note 8 for additional details.

Name                    Age Position
---------------------------------------------------------------
Simon F. Nynens         34   President and Chief Executive Officer
Jeffrey C. Largiader    49   Vice President - Sales & Marketing
Daniel T. Jamieson      48   Vice President and General Manager-Lifeboat
Steven R. McNamara      47   Vice President and General Manager - Canada
Vito Legrottaglie       42   Vice President - Information Systems
Kevin T. Scull          40   Vice President and Chief Accounting Officer


Simon F. Nynens was appointed President and Chief Executive Officer in January 2006. Mr. Nynens also serves on the Board of Directors. He previously held the position of Executive Vice president and Chief Financial Officer since June 2004. Previously, Mr. Nynens served as Vice President and chief financial officer since January 2002. Prior to that appointment, he served as the vice president and chief operating officer of the company's European operations.

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

     Kevin T. Scull was appointed Vice President and Chief Accounting Officer in January 2006. He previously held the position as Corporate Controller of the company since January 2003. Prior to joining Programmer's Paradise, Inc., Mr. Scull previously worked for Niksun Inc. as Accounting Manager since January 2001 and prior to that he worked for Telcordia Inc. since December 2000 as Manager of Accounting Policies.

Available Information

     Under the Securities Exchange Act of 1934, the Company is required to file annual, quarterly and current reports, proxy and information statements and other information with the SEC. You may read and copy any document we file with the SEC at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. The SEC maintains a web site at http: www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company files electronically with the SEC. The Company makes available, free of charge, through its internet web site its reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with the SEC. The following address for the Company's web site includes a hyperlink to those Reports: http://www.programmersparadise.com/company /overview.pasp. The information contained on our website is not part of, and is not incorporated in, this or any other report we file with or furnish to the SEC.

     In January 2004, we adopted a Code of Ethical Conduct. The full text of the Code of Ethical Conduct, which applies to all employees, officers and directors of the Company, including our Chief Executive Officer, Chief Financial Officer and Controller is available at web site, http://www.programmersparadise.com /company/overview.pasp. The Company intends to disclose any amendment to, or waiver from, a provision of the Code of Ethical Conduct that applies to our Chief Executive Officer, Chief Accounting Officer or Controller on our investor relations web site.


Item 1A. Risk Factors

     Changes in the information technology industry and/or economic environment may reduce demand for the products and services we sell. Our results of operations are influenced by a variety of factors, including the condition of the IT industry, general economic conditions, shifts in demand for, or availability of, computer products and software and IT services and industry introductions of new products, upgrades or methods of distribution. Net sales can be dependent on demand for specific product categories, and any change in demand for or supply of such products could have a material adverse effect on our net sales, and/or cause us to record write-downs of obsolete inventory, if we fail to react in a timely manner to such changes.

     We rely on our suppliers for product availability, marketing funds, purchasing incentives and competitive products to sell. We acquire products for resale both directly from manufacturers and indirectly through distributors. The loss of a supplier could cause a disruption in the availability of products. Additionally, there is no assurance that as manufacturers continue to sell directly to end users and through the distribution channel, they will not limit or curtail the availability of their product to resellers like us. Our inability to obtain a sufficient quantity of product, or an allocation of products from a manufacturer in a way that favors one of our competitors relative to us, could cause us to be unable to fill clients' orders in a timely manner, or at all, which could have a material adverse effect on our business, results of operations and financial condition.

     The IT products and services industry is intensely competitive and actions of competitors, including manufacturers of products we sell, can negatively affect our business. Competition has been based primarily on price, product availability, speed of delivery, credit availability and quality and breadth of product lines and, increasingly, is also based on the ability to tailor specific solutions to client needs. We compete with manufacturers, including manufacturers of products we sell, as well as a large number and wide variety of marketers and resellers of IT products and services. In addition, manufacturers are increasing the volume of software products distributed electronically directly to end-users and in the future will likely pay lower referral fees for sales of certain software licensing agreements sold by us. Generally, pricing is very aggressive in the industry, and we expect pricing pressures to continue. There can be no assurance that we will be able to negotiate prices as favorable as those negotiated by our competitors or that we will be able to offset the effects of price reductions with an increase in the number of clients, higher net sales, cost reductions, greater sales of services, which are typically at higher gross margins, or otherwise. Price reductions by our competitors that we either cannot or choose not to match could result in an erosion of our market share and/or reduced sales or, to the extent we match such reductions, could result in reduced operating margins, any of which could have a material adverse effect on our business, results of operations and financial condition.

     Disruptions in our information technology and voice and data networks could affect our ability to service our clients and cause us to incur additional expenses. We believe that our success to date has been, and future results of operations will be, dependent in large part upon our ability to provide prompt and efficient service to clients. Our ability to provide such services is largely dependent on the accuracy, quality and utilization of the information generated by our IT systems, which affect our ability to manage our sales, client service, distribution, inventories and accounting systems and the reliability of our voice and data networks.

     We depend on certain key personnel. Our future success will be largely dependent on the efforts of key management personnel. We also believe that our future success will be largely dependent on our continued ability to attract and retain highly qualified management, sales, service and technical personnel. We cannot assure you that we will be able to attract and retain such personnel. Further, we make a significant investment in the training of our sales account executives. Our inability to retain such personnel or to train them either rapidly enough to meet our expanding needs or in an effective manner for quickly changing market conditions could cause a decrease in the overall quality and efficiency of our sales staff, which could have a material adverse effect on our business, results of operations and financial condition.

     Risks Related to Our Common Stock. The exercise of outstanding options may dilute your ownership of our common stock. Our common stock is thinly traded. As a result of the thin trading market for our stock, its market price may fluctuate significantly more than the stock market as a whole or the stock prices of similar companies. Without a larger float, our common stock will be less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices for our common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.


Item 2 Properties

     The Company leases 25,250 square feet of space in Shrewsbury, New Jersey for its corporate headquarters and warehouse under a ten-year lease expiring in June 2007. Total annual rent expense for these premises is approximately $280,000. Additionally, the Company leases two buildings with approximately
3,600 and 3,700 square feet of office and warehouse space in Mississauga, Canada, under leases, which expire July 31, 2007 and November 30, 2007, respectively. Total annual rent expense for these premises is approximately $65,000. The Company leases approximately 4,000 square feet of office space in Hauppauge, New York for a satellite sales office under a lease expiring in April 2010. Total annual rent expense amount to approximately $70,000. In addition, the Company leases approximately 1,200 square feet of office space in Mount Laurel, New Jersey for a satellite sales office under a lease expiring in March 2006. Total annual rent expense for the satellite sales office amounts to approximately $30,000. We believe that each of the properties is in good operating condition and such properties are adequate for the operation of the Company's business as currently conducted.

Item 3 Legal Proceedings

There are no legal proceedings pending against the Company or any of its subsidiaries.

Item 4 Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of 2005 to a vote of security holders.

PART II

Item 5 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Programmer's Paradise, Inc. Common Stock, par value $0.01, trades on The NASDAQ Capital Market under the symbol "PROG". Following is the range of low and high closing prices for our Common Stock as reported on The NASDAQ Capital Market. High Low 2005 First Quarter $14.790 $11.250 Second Quarter 12.600 8.210 Third Quarter 11.160 8.820 Fourth Quarter 12.670 9.300

                                     High              Low
2005
First Quarter                      $14.790          $11.250
Second Quarter                      12.600            8.210
Third Quarter                       11.160            8.820
Fourth Quarter                      12.670            9.300

2004
First Quarter                       $8.060           $6.130
Second Quarter                       8.680            6.720
Third Quarter                       10.990            7.740
Fourth Quarter                      14.780            9.950

     In 2005, we declared quarterly dividends totaling $0.49 per share on our Common Stock. These dividends are reflected in the financial statements as a reduction in additional paid in capital.

     During 2005, we issued 128,425 shares of our Common Stock from treasury stock to employees and former employees, pursuant to the exercise of incentive stock options granted to them prior to 2005 under the Company's stock option plans.

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

                             Year Ended December 31,
                             -----------------------
                      (In thousands, except per share data)

-------------------------------------------------------------------------------------------------------------------
                                              2001          2002            2003            2004            2005
-------------------------------------------------------------------------------------------------------------------
Consolidated Statement of Operations Data:

Net sales                                   $89,536       $65,157          $69,569        $103,582        $137,655
Cost of sales                                80,656        56,540           60,609          91,243         122,685
-------------------------------------------------------------------------------------------------------------------
Gross profit                                  8,880         8,617            8,960          12,339          14,970
Selling, general and
administrative expenses                      13,020         8,926            8,143          10,173          12,203
Amortization of goodwill                         25             -                -               -
Impairment of goodwill                          230             -                -               -               -
Cost of restructuring                           362             -                -               -               -
Settlement of escrow                              -           348                -               -               -
                                            -----------------------------------------------------------------------
Income (loss) from operations               (4,757)         (657)              817           2,166           2,767
Other income, net                               318           415              230             112             300
                                            -----------------------------------------------------------------------
Income (loss) before income taxes           (4,439)         (242)            1,047           2,278           3,067
Income tax provision (benefit)                   83         (270)               81           4,044)            414
                                            -----------------------------------------------------------------------
Net income (loss)                          $(4,522)           $28             $966           $6,322         $2,653
                                            =======================================================================
Net income (loss) per share:
  Basic                                     $(0.91)         $0.01            $0.26            $1.65          $0.67
                                            =======================================================================
   Diluted                                   $(0.91)         $0.01            $0.25            $1.51          $0.61
                                            =======================================================================

Weighted average common
shares outstanding:
   Basic                                    4,987          4,459             3,724           3,828           3,976
                                            =======================================================================
   Diluted                                  4,987          4,480             3,900           4,180           4,384
                                             =======================================================================


                                                    December 31,
-------------------------------------------------------------------------------------------------------------------
                                                    2001         2002          2003           2004         2005
-------------------------------------------------------------------------------------------------------------------
Balance Sheet Data(1):
Cash and cash equivalents                          $11,425       $6,072       $5,878         $4,888       $7,369
Marketable securities                                    -        5,110        5,033          6,595        7,884



Working capital                                     13,367       11,167       10,703         12,756       14,595
Total assets                                        24,057       19,468       20,489         32,914       44,268
Total stockholders' equity                          14,058       11,696       11,195         16,495       17,998



Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto.

Overview

     Programmer's Paradise, Inc. is a marketer of software in the United States and Canada targeting software development and information technology professionals within enterprise organizations. The Company operates in one primary business segment: the marketing of technical software and hardware for microcomputers, servers and networks in the United States and Canada. We offer a wide variety of technical and general business application software from a broad range of publishers and manufacturers. We market these products through our well-known catalogs, direct mail programs, advertisements in trade magazines, as well as through Internet and e-mail promotions. Through our wholly owned subsidiary, Lifeboat Distribution Inc., we distribute products to dealers and resellers in the United States and Canada.

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

Financial Overview

     We reported a net income of $2.7 million for the year 2005, as compared to a net income of $6.3 million in 2004. The decrease in net income of $3.6 million was mainly due to a $4.1 million reversal of our deferred tax valuation allowance in December 2004. For 2005, we reversed the remaining $0.9 million balance of our deferred tax valuation allowance, resulting in a net 2005 provision for income taxes of $0.4 million. Both reversals were due to our positive outlook regarding our expected profitability in the coming years. The 2005 reversal was also caused by the change in New Jersey tax law that allows a full deduction for net operating loss carryovers beginning in 2006.

     Income from operations amounted to $2.8 million in 2005 as compared to $2.2 million in 2004, an increase of $0.6 million or 28% in 2005, as compared to 2004. The 33% increase in sales combined with a 1% point decrease in our gross margin percentage resulted in an increase in gross profit of $2.6 million. We invested $2 million in Selling, General and Administrative (SG&A) expenses to achieve this growth.

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

Results of Operations

     The following table sets forth for the years indicated the percentage of net sales represented by selected items reflected in the Company's Consolidated Statements of Operations. The year-to-year comparison of financial results is not necessarily indicative of future results:

                                        Years ended December 31,
                                      2003             2004             2005
                                    -----------------------------------------
Net sales                           100.0%            100.0%           100.0%
Cost of sales                        87.1%             88.1%            89.1%
                                     ----------------------------------------
Gross profit                         12.9%             11.9%            10.9%
Selling, general and
administrative expenses              11.7%              9.8%             8.9%
                                     ----------------------------------------
Income from operations                1.2%              2.1%             2.0%
Other income, net                     0.3%              0.1%             0.2%
                                      ---------------------------------------
Income before income taxes            1.5%              2.2%             2.2%
Income tax provision (benefit)        0.1%            (3.9)%             0.3%
                                      ---------------------------------------
Net Income                            1.4%              6.1%             1.9%
                                      =======================================


Year ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Sales

     Net sales in 2005 increased by 33% or $34.1 million to $137.7 million compared to $103.6 million in 2004. On a quarterly basis, net sales have increased from $30.2 million in the first quarter of 2005 to $42.0 million in the fourth quarter of 2005 and from $20.7 million in the first quarter of 2004 to $31.0 million in the fourth quarter of 2004. The main factor for our growth in 2005 on a yearly and quarterly basis was a strong demand for our core products and increased productivity of our sales representatives in 2005.

     On a forward-looking basis, the market and overall demand for the software we sell continues to be volatile. Furthermore, the fourth quarter of 2005 was positively impacted by several large deals that we won due to aggressive pricing. This could have a negative impact on our future revenue growth percentage.

Gross Profit

     Gross profit in absolute dollars for the year ended December 31, 2005 was $15.0 million as compared to $12.3 million in 2004. Gross profit as a percentage of net sales decreased to 10.9% in 2005, compared to 11.9% in 2004. The increase in gross profit dollars and the decrease in gross profit margin as a percentage of net sales reflect a shift in the product mix of sales. Gross margin as a percentage of net sales has consistently decreased in the last several years. This is a result of the strong demand for our core products that typically have lower margins.

     On a forward-looking basis, gross profit margin in future periods may be less than that achieved in 2005. We have several initiatives to increase gross margin percentages, including increased management control over pricing, a focus on high margin products and/or markets and selling services. However, we do not expect these initiatives to have an immediate positive impact on our gross margin percentages. The objective of these initiatives is to slow the decline in our gross margin percentage. We foresee possible pressure on gross profit margins as a result of various factors, including the continued participation by vendors in inventory price protection and rebate programs, product mix, including software maintenance and third party services, pricing strategies, market conditions and other factors, any of which could result in a reduction of gross profit margins below those realized in 2005.

Selling, General and Administrative Expenses

     SG&A expenses for 2005 were $12.2 million as compared to $10.2 million for 2004, an increase of $2.0 million or 20.0%. The primary drivers in selling, general and administrative expenses were payroll and employee related costs. Payroll costs increased by $1.2 million as a result of our investment in our sales account executive team that started towards the end of 2004.
Employee-related costs (which includes items such as profit sharing, incentive awards and insurance) increased $0.3 million. Facility related expenses increased by $0.3 million as a result of the opening of the satellite sales office in Hauppauge, New York.

The remaining $0.2 million was mainly related to a bad debt expense of $302,000 as the result of a bankruptcy filing by Amherst Technologies, LLC.

On a forward looking basis, we do not expect to increase our SG&A expenses significantly. We have several initiatives in place to actually increase control over SG&A expenses. Our SG&A expenses have increased over 20% on a yearly basis for the last two years. The objective of these initiatives is to slow this continued increase in SG&A expenses. There can be no assurances that these initiatives will actually result in a slower increase in SG&A expenses in 2006 as compared to 2005.


Income Taxes

     For the year ended December 31, 2005, the Company recorded a provision for income taxes of approximately $414,000 which consists of provision of $257,000 for U.S. Federal taxes and $160,000 for state and local taxes income taxes and $18,000 for foreign taxes offset by a deferred tax benefit of $21,000. As a result of the Company's performance in 2005, and the fact that New Jersey law allows a full deduction for net operating loss carryovers beginning in 2006 the $900,000 of deferred income tax valuation allowance was reversed in the fourth quarter of 2005 by reducing the income tax provision.


     For the year ended December 31, 2004, the Company recorded a net deferred tax benefit in the amount of $4.1 million dollars related to a reversal of a deferred tax asset valuation allowance. The Company believed at that time that uncertainty still existed regarding the realizability of certain deferred tax assets and, accordingly, left a $900,000 valuation allowance remaining.


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

     Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), requires the Company to record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." Since December 31, 2000, the Company has maintained a 100% valuation allowance equal to the net deferred tax assets. Based upon the Company's profitable operations since December 31, 2002, and its expected profitability in future years, the Company has concluded that the results of future operations will generate sufficient taxable income to realize certain deferred tax assets. The Company has reduced its valuation allowance which was provided for in prior years. The Company believed that uncertainty still exists regarding the realizability of certain deferred tax assets, and accordingly, has established a $0.9 million valuation allowance, based on management's estimates, against these specific deferred tax assets.

As a result, in accordance with SFAS No. 109, the Company recorded a net deferred tax benefit (including the net change in valuation allowance) in the amount of $4.1 million.

Recent Accounting Pronouncements

     During the two years ended December 31, 2005, the Financial Accounting Standards Board ("FASB") issued several pronouncements of significance to the Company which are discussed in detail below. In addition, the FASB issued several other pronouncements, including standards on inventory (SFAS No. 151 "Inventory Costs, an amendment of ARB 43, Chapter 4"), exchanges of nonmonetary assets (SFAS No. 153 "Exchanges of Nonmonetary Assets"), which we either currently comply with or are not anticipating to have a significant impact on our future financial condition or results of operations.

     In May 2005 the FASB issued Statement of Financial Accounting Standards No. 154 ("SFAS 154"), "Accounting Changes and Error Corrections," which replaces Accounting Principles Board No. 20 ("APB 20"), "Accounting Changes," and Statement of Financial Accounting Standards No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005. We are not able to assess at this time the future impact of this statement on our consolidated financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. In April 2005, the SEC announced that the accounting provisions of SFAS 123(R) are to be applied in the first quarter of the fiscal year beginning after June 15, 2005. As a result, we are now required to adopt SFAS 123(R) in the first quarter of fiscal 2006 and will recognize stock-based compensation expense using the modified prospective method. We have disclosed the pro forma impact of adopting SFAS No. 123(R) on net income and earnings per share for the years ended December 31, 2005 and 2004 in Note 1, which includes all share-based payment transactions to date. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under the modified prospective adoption method, the Company will record expense relating to employee stock-based compensation awards in the periods subsequent to adoption without restatement of prior periods in the year of adoption. This expense will be based on all unvested options as of the adoption date as well as all future stock-based compensation awards. Based on the current unvested options outstanding of 6,603 shares, the Company's 2006 pretax expense for those options is expected to be approximately $9 thousand. This amount may increase to the extent that options are granted in 2006.

Liquidity and Capital Resources

     In 2005, our cash and cash equivalents increased by $2.5 million to $7.4 million at December 31, 2005, from $4.9 million at December 31, 2004. Net cash provided by operating activities amounted to $5.5 million; net cash used in investing activities amounted to $1.6 million, and cash used in financing activities amounted to $1.3 million.

     Net cash provided by operating activities in 2005 was $5.5 million. In 2005, cash was mainly provided by $3.4 million from income from operations net of non-cash charges, and a $10.0 million increase in accounts payable and accrued expenses, offset by a $7.4 million increase in accounts receivable and a $0.5 million increase in other operating assets and liabilities. The increase in accounts receivable relates primarily to our increased revenue. The increase in accounts payable is primarily due to our increased net sales and our normal cycle of payments.

     Cash used in investing activities in 2005 amounted to $1.6 million. As a result of the current low interest rates on our short-term savings accounts in 2005 we decided to invest in highly rated and highly liquid available-for-sale securities. The company purchased $16.1 million of these securities during 2005 and redeemed $14.8 million during 2005. These securities are highly rated and highly liquid. These securities are classified as available-for-sale securities in accordance with SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities", and as a result unrealized gains and losses are reported as part of other comprehensive income (loss). The balance of cash used in investing activities of $0.4 million consisted of purchases of equipment and leasehold improvements.

     Net cash used in financing activities in 2005 of $1.4 million consisted of $1.9 million dividends paid on our Common Stock offset by $0.5 million from proceeds from the exercise of stock options.

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

     The repurchase program is expected to remain effective for the remainder of 2006. We intend to hold the repurchased shares in treasury for general corporate purposes, including issuances under various stock option plans. As of December 31, 2005, we owned 1,289,665 shares of Common Stock at an average cost of $2.81 per share. As of December 31, 2004, we owned 1,418,090 shares of Common Stock at an average cost of $2.91 per share.

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


Contractual Obligations
(Dollars in thousands)
                                                              Payment due by Period
                                          Total     Less than 1 year    1-3 years       4-5 years   After 5 years
----------------------------------------------------------------------------------------------------------------------

Long-term debt                                 -                    -            -              -              -
Capital Lease Obligations                      -                    -            -              -              -
Operating Leases(1)                       $1,153                 $614         $513             26              -
Unconditional Purchase Obligations             -                    -            -              -              -
Other Long term Obligations                    -                    -            -              -              -
----------------------------------------------------------------------------------------------------------------------
Total Contractual Obligations             $1,153                 $614         $513            $26              -
===================================================================================================================


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



Off- Balance Sheet Arrangements

     As  of  December  31,  2005,  we  did  not  have  any   off-balance   sheet
arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

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

     On an on-going basis, the Company evaluates its estimates,  including those
related  to  product  returns,  bad  debts,   inventories,   income  taxes,  and
contingencies and litigation.

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

Item 7A Quantitative and Qualitative Disclosures about Market Risk

     In addition to its activities in the United States, 12% of the Company's 2005 sales were generated in Canada. We are subject to general risks attendant to the conduct of business in Canada, including economic uncertainties and foreign government regulations. In addition, the Company's Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors.

     The Company's $7.9 million investments in marketable securities are only in highly rated and highly liquid U.S. government securities and corporate bonds

Item 8 Financial Statements and Supplementary Data

     See Index to Consolidated Financial Statements at Item 15(a).

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A Controls and procedures

     Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" as of December 31, 2005. This evaluation was carried out under the supervision and with the participation of our management, including our Company's Chief Executive Officer and Chief Financial Officer. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Based upon that evaluation, the Company's Chief Executive Officer and Chief Accounting Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Accounting Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation during the quarter ended December 31, 2005 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B  Other Information

     None.

PART III

Item 10 Directors and Executive Officers of the Registrant

     This information required hereunder, with the exception of the information relating to the executive officers of the Registrant that is presented in Part I under the heading "Executive Officers of the Company," and the information relating to the Company's Code of Ethical Conduct that is presented in Part I under the heading "Available Information," is incorporated by reference herein from our Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than April 30, 2006 (the "Definitive Proxy Statement") under the sections captioned "Election of Directors," and "Compliance with Section 16 (a) of the Exchange Act".

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

PART IV

Item 15 Exhibits and Financial Statement Schedules

a) The following documents are filed as part of this Report:

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

10.38 Employment Agreement dated July 15, 2002 between William Willett and the Company ****

10.39 First Amendment, dated as of December 16, 2003, to Employment Agreement between William Willett and the Company ****

10.42 Lease dated as of May 14, 1997 between Robert C. Baker, et al as Landlord and the Company **

21.1      Subsidiaries of the Registrant ++

23.1      Consent of Amper, Politziner & Mattia, P.C.

31.1 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Simon F. Nynens, the Chief Executive Officer of the Company.

31.2 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Kevin T. Scull, the Chief Accounting Officer of the Company.

32.1 Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Simon F. Nynens, the Chief Executive Officer of the Company.

32.2 Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Kevin T. Scull, the Chief Accounting Officer of the Company.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Shrewsbury, New Jersey, on March 13, 2006.

                             PROGRAMMER'S PARADISE, INC.


                             By: /s/  Simon F. Nynens
                                ------------------------------
                                Simon F. Nynens, President and
                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


Signature                                   Title                                     Date


                                    President and Chief Executive Officer             March 13, 2006
/s/  Simon F. Nynens                (Principal Executive Officer)
---------------------------
Simon F. Nynens


                                    Vice President and Chief Accounting Officer       March 13, 2006
/s/  Kevin T. Scull                 (Principal Financial and Accounting Officer)
---------------------------
Kevin T. Scull


/s/  William H. Willett             Chairman of the Board of Directors                March 13, 2006
---------------------------
William H. Willett


 /s/  Mark T. Boyer                 Director                                          March 13, 2006
-------------------
Mark. T. Boyer

/s/  F. Duffield Meyercord          Director                                          March 13, 2006
---------------------------
F. Duffield Meyercord


/s/  Edwin H. Morgens               Director                                          March 13, 2006
---------------------------
Edwin H. Morgens


/s/  Allan D. Weingarten            Director                                          March 13, 2006
---------------------------
Allan D. Weingarten


                                Items 8 and 15(a)

Programmer's Paradise, Inc. and Subsidiaries

Index to Consolidated Financial Statements and Schedule

                                                                           Page
                                                                           ----
Report of Independent Registered Public Accounting Firm                    F-2
Consolidated Balance Sheets                                                F-3
Consolidated Statements of Earnings                                        F-4
Consolidated Statements of Stockholders' Equity and                        F-5
Comprehensive Income (Loss)
Consolidated Statements of Cash Flows                                      F-6
Notes to Consolidated Financial Statements                                 F-7
Schedule II - Valuation and Qualifying Accounts                            F-23

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Programmer's Paradise, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Programmer's Paradise, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Programmer's Paradise, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of its earnings and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the consolidated financial statement schedule,  Schedule II
- Valuation and Qualifying Accounts, for each of the three years ended December 31, 2005. In our opinion, this financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.



January 27, 2006
Edison, New Jersey                        /s/  Amper, Politziner & Mattia, P.C.


                  Programmer's Paradise, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                ( Dollars in thousands, except per share amounts)


                                                                                December 31,

                                                                           2004               2005
                                                                      --------------------------------
Assets
Current assets:

Cash and cash equivalents                                               $4,888             $7,369
 Marketable securities                                                    6,595              7,884
 Accounts receivable, net of allowances of $755 and
 $1,231 in 2004 and 2005, respectively                                   14,173             21,185
Inventory, net of allowances of $43 and $31 in 2004 and 2005,
 respectively                                                             1,423              1,956
 Prepaid expenses and other current assets                                  673                688
 Deferred income taxes                                                    1,423              1,783
                                                                     ---------------------------------
Total current assets                                                     29,175             40,865

Equipment and leasehold improvements, net                                   303                434
Other assets                                                                581                453
Deferred income taxes                                                     2,855              2,516
                                                                     ---------------------------------
                                                                        $32,914            $44,268
                                                                     =================================
Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable and accrued expenses                                  $15,994            $25,751
 Dividend payable                                                           425                519
                                                                     ---------------------------------
Total current liabilities                                                16,419             26,270
                                                                     ---------------------------------
Commitments and Contingencies

Stockholders' equity:
Common Stock $.01 par value:  Authorized, 10,000,000 shares,
 issued 5,284,500                                                            53                 53
Additional paid-in capital                                               32,642             30,948
Treasury stock, at cost, 1,418,090 and 1,289,665 shares in 2004 and
 2005, respectively                                                      (4,130)            (3,620)
Accumulated deficit                                                     (12,223)            (9,570)
Accumulated other comprehensive income                                      153                187
                                                                     ---------------------------------
Total stockholders' equity                                           16,495                   17,998
                                                                     ---------------------------------
                                                                    $32,914                   $44,268
                                                                     =================================


The accompanying notes are an integral part of the consolidated financial statements.

                  Programmer's Paradise, Inc. and Subsidiaries
                       Consolidated Statements of Earnings
                ( Dollars in thousands, except per share amounts)


                                                              Year ended December 31
                                                   2003             2004               2005
                                                ------------------------------------------------

Net sales                                        $69,569           $103,582           $137,655
Cost of sales                                     60,609             91,243            122,685
                                                ------------------------------------------------

Gross profit                                       8,960             12,339             14,970

Selling, general and administrative expenses       8,143             10,173             12,203
                                                ------------------------------------------------

Income from operations                               817              2,166              2,767

Other income (expense):
Interest income                                      133                156                313
Foreign currency transaction gain (loss)              97                (44)               (13)
                                                ------------------------------------------------

Income before provision (benefit) for income taxes 1,047              2,278              3,067

Provision (benefit) for income taxes                  81             (4,044)               414
                                                ------------------------------------------------

Net income                                          $966             $6,322             $2,653
                                                ================================================
Income per common share-Basic                      $0.26              $1.65              $0.67
                                                ================================================
Income per common share-Diluted                    $0.25              $1.51              $0.61
                                                ================================================
Weighted average common shares outstanding-Basic   3,724              3,828              3,976
                                                ================================================
Weighted average common shares outstanding-Diluted 3,900              4,180              4,384
                                                ================================================

The accompanying notes are an integral part of the consolidated financial statements.

                  Programmer's Paradise, Inc. and Subsidiaries
 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
                  (Dollars in thousands, except share amounts)




                                                                                                Accumulated
                                                          Additional                            other
                                     Common Stock         Paid-In     Treasury   Accumulated    comprehensive
                                     ------------------
                                     Shares      Amount   Capital     Stock       Deficit       Income (loss)    Total
                                     --------------------------------------------------------------------------------------

Balance at January 1, 2003           5,230,250   $52      $35,484     $(4,184)    $(19,511)     $(145)           $11,696
Net income                                                                        966                            966
Other comprehensive income:
Translation adjustment                                                                          223              223
Comprehensive Income                                                                                             1,189
Dividend paid                                             (1,113)                                                (1,113)
Dividend declared payable                                 (375)                                                  (375)
Purchase of 172,394 treasury
 stock shares                                                         (377)                                      (377)
Exercise of stock options            54,250      1        103         71                                         175
                                     --------------------------------------------------------------------------------------
Balance at December 31, 2003         5,284,500   53       34,099      (4,490)     (18,545)      78               11,195
Net income                                                                        6,322                          6,322
Other comprehensive income:
Translation adjustment                                                                           97              97
Unrealized   loss   on   available-
for-sale securities                                                                             (22)             (22)
Comprehensive Income                                                                                             6,397
Dividend paid                                             (1,225)                                                (1,225)
Dividend declared payable                                 (425)                                                  (425)
Exercise of stock options                                             360                                        360
Tax  benefit   from   exercises  of
non-qualified stock options                               193                                                     193
                                   ----------------------------------------------------------------------------------------
Balance at December 31, 2004         5,284,500   53       32,642      (4,130)     (12,223)      153              16,495
Net income                                                                        2,653                          2,653
Other comprehensive income:
Translation adjustment                                                                           22              22
Unrealized   gain   on   available-
for-sale securities                                                                             12               12
Comprehensive Income                                                                                             2,687
Dividend paid                                             (1,433)                                                (1,433)
Dividend declared payable                                 (519)                                                  (519)
Exercise of stock options                                             510                                        510
Tax  benefit   from   exercises  of
non-qualified stock options                               258                                                     258
                                     --------------------------------------------------------------------------------------
Balance at December 31, 2005         5,284,500   $53      $30,948     $(3,620)    $(9,570)      $187             $17,998
                                     ======================================================================================

                                      F-5


                  Programmer's Paradise, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  (Dollars in thousands, except share amounts)


                                                                          Year ended December 31
                                                                    2003                  2004             2005
                                                        --------------------------------------------------------------

Cash flows from operating activities
Net Income                                                $           966             $         6,322   $        2,653
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation expense                                              291                         176              236
    Amortization expense                                               22                          15               10
    Provision for doubtful accounts                                  (106)                        133              477
     receivable
    Benefit for deferred income taxes                                   -                      (4,128)             (21)
    Changes in operating assets and liabilities:
      Accounts receivable                                          (1,336)                     (7,045)          (7,369)
      Inventory                                                        32                        (304)            (533)
      Prepaid expenses and other current assets                       (69)                       (340)             (15)
      Accounts payable and accrued expenses                         1,147                       7,118           10,015
      Net change in other operating assets and                         (4)                        (22)              (2)
        liabilities
                                                        ===============================================================
Net cash provided by operating activities                             943                       1,925            5,451
Cash flows used in investing activities
Purchase of equipment and leasehold improvements
                                                                     (122)                       (187)            (367)
Purchases of available-for-sale securities                         (5,473)                     (7,084)         (16,077)
Redemptions of available-for-sale securities                        5,550                       5,500           14,800
                                                        --------------------------------------------------------------
Net cash used in investing activities                                 (45)                     (1,771)          (1,644)
Cash flows used in financing activities
Purchase of treasury stock                                           (377)                          -                -
Proceeds from stock option exercise                                   175                         359              510
Dividends paid                                                     (1,113)                     (1,600)          (1,858)
                                                        --------------------------------------------------------------
Net cash used in financing activities                              (1,315)                     (1,241)          (1,348)
                                                        --------------------------------------------------------------
Effect of foreign exchange rate on cash                               223                          97               22
                                                        --------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                 (194)                       (990)           2,481
Cash and cash equivalents at beginning of year                      6,072                       5,878            4,888
                                                        ==============================================================
Cash and cash equivalents at end of year                $           5,878           $           4,888$           7,369
                                                        ==============================================================

Supplementary disclosure of cash flow information:
Income taxes paid                                       $              73           $             38    $          170
Interest paid                                           $              26           $             19    $            -



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


Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations in credit risk consist of cash, cash equivalents, and marketable securities. At December 31, 2005 the Company's $7.9 million investments in marketable securities are only in highly rated and highly liquid U.S. government securities and corporate bonds.

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


Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 2005, because of the relative short maturity of these instruments.

Inventory

Inventory, consisting primarily of finished products held for resale, is stated at the lower of cost (weighted average) or market.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost. Equipment depreciation is calculated using the straight-line method over three to five years. Leasehold improvements are amortized over the estimated useful lives of the assets or the related lease terms, whichever is shorter.


Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income or loss for the period, the impact of unrealized foreign currency translation adjustments and unrealized gains or losses on investments.

Revenue Recognition

The Company records revenues from sales transactions when title to products sold passes to the customer. The Company's shipping terms dictate that the passage of title occurs upon receipt of products by the customer. The majority of the Company's revenues relates to physical products and is recognized on a gross basis with the selling price to the customer recorded as net sales with the acquisition cost of the product to the Company recorded as cost of sales. At the time of sale, the Company also records an estimate for sales returns based on historical experience. Certain software maintenance products, third party services and extended warranties sold by the Company (for which the Company is not the primary obligor) are recognized on a net basis in accordance with Staff Accounting Bulletin (SAB) No. 101 and No. 104, "Revenue Recognition" and Emerging Issues Task Force (EITF) 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent". Accordingly, such revenues are recognized in net sales either at the time of sale or over the contract period, based on the nature of the contract, at the net amount retained by the Company, with no cost of goods sold.

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

The following table illustrates the effect on income attributable to common stockholders and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.


                                                              Year ended December 31
                                                       ------------------------------------
                                                         2003         2004         2005
                                                     ----------------------------------------
                                                     ----------------------------------------

Net income  as reported                                     $966       $6,322       $2,653
Deduct: Total stock-based employee
 compensation expense
determined under fair value based method,
net of related tax effect:                                  (50)        (896)        (174)
                                                     ----------------------------------------
Net income pro forma                                        $916       $5,426       $2,479
                                                     ========================================
Basic net income per share, as reported                    $0.26        $1.65        $0.67
Diluted net income per share, as reported                  $0.25        $1.51        $0.61
Basic net income per share, pro forma                      $0.25        $1.42        $0.62
Diluted net income per share, pro forma                    $0.23        $1.30        $0.57


                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)


Under SFAS No. 123 the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                      Year ended December 31
                                --------------------------------------
                                   2003         2004        2005
                                --------------------------------------
----------------------------------------------------------------------
Expected life (in years)               4.2         4.0          4.0
Risk-free interest rate          3.38%         3.66%       3.78%
Volatility                        53%             59%         59%
Dividend yield                    10%              4%         4.2%


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

Advertising Costs

Advertising costs are charged to expense in the period incurred. Advertising costs for 2003, 2004, and 2005 amounted to approximately $2,167, $2,258 and $2,416, respectively.



Impact of Accounting Pronouncements

During the two years ended December 31, 2005, the Financial Accounting Standards Board ("FASB") issued several pronouncements of significance to the Company which are discussed in detail below. In addition, the FASB issued several other pronouncements, including standards on inventory (SFAS No. 151 "Inventory Costs, an amendment of ARB 43, Chapter 4"), exchanges of nonmonetary assets (SFAS No. 153 "Exchanges of Nonmonetary Assets"), which we either currently comply with or are not anticipating to have a significant impact on our future financial condition or results of operations.

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)


In May 2005 the FASB issued Statement of Financial Accounting Standards No. 154 ("SFAS 154"), "Accounting Changes and Error Corrections," which replaces Accounting Principles Board No. 20 ("APB 20"), "Accounting Changes," and Statement of Financial Accounting Standards No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005. We are not able to assess at this time the future impact of this statement on our consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. In April 2005, the SEC announced that the accounting provisions of SFAS 123(R) are to be applied in the first quarter of the fiscal year beginning after June 15, 2005. As a result, we are now required to adopt SFAS 123(R) in the first quarter of fiscal 2006 and will recognize stock-based compensation expense using the modified prospective method. We have disclosed the pro forma impact of adopting SFAS No. 123(R) on net income and earnings per share for the years ended December 31, 2005 and 2004 in Note 1, which includes all share-based payment transactions to date. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under this adoption method, the Company will record expense relating to employee stock-based compensation awards in the periods subsequent to adoption. This expense will be based on all unvested options as of the adoption date as well as all future stock-based compensation awards. Based on the current unvested options outstanding of 6,603 shares, the Company's 2006 pretax expense for those options is expected to be approximately $9. This amount may increase to the extent that options are granted in 2006.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  Marketable securities

Investments in available-for-sale securities at December 31, 2005 were:

                                      Cost    Market value    Unrealized loss
    U.S. Government Securities      $ 6,840   $ 6,840         $    -
    Corporate Bonds                 $ 1,054   $ 1,044         $ (10)
                                    -------   -------         ------
    Total Marketable securities     $ 7,894   $ 7,884         $ (10)
                                    =======   =======         ======

                  Programmer's Paradise, Inc. and Subsidiaries
       Notes to Consolidated Financial Statements (continued) (Dollars in thousands, except per share amounts)


The cost and market value of our investments at December 31, 2005 by contractual maturity were:
                                                          Estimated
                                     Cost                 Fair Value

  Due in one year or less            $7,844               $7,834
  Due in greater than one year           50                   50
                                     ------               ------
  Total investments                  $7,894               $7,884
                                     ======               ======

Investments in available-for-sale securities at December 31, 2004 were:

                               Cost       Market value     Unrealized loss
  U.S. Government Securities   $ 4,608    $ 4,604           $  (4)
  Corporate Bonds              $ 2,009    $ 1,991           $ (18)
  Total Marketable securities  $ 6,617    $ 6,595           $ (22)

The cost and market value of our investments in U.S. Government securities at December 31, 2004 by contractual maturity were: Estimated Cost Fair Value

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


4. Balance Sheet Detail

Equipment  and leasehold  improvements  consists of the following as of December
31:

                                                2004            2005
                                          ---------------------------------

Equipment                                  $        2,210  $        2,044
Leasehold improvements                                293             303
                                          ---------------------------------
                                                    2,503           2,347
Less accumulated depreciation and
 amortization                                      (2,200)         (1,913)
                                          ---------------------------------
                                          $           303 $           434
                                          =================================

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)


Accounts  payable and accrued  expenses  consist of the following as of December
31:

                                   2004            2005
                              --------------------------------

Trade accounts payable          $       15,056$        24,258
Other accrued expenses                     938          1,493
                              --------------------------------
                               $        15,994$        25,751
                              ================================

5.  Income Taxes

Deferred tax attributes resulting from differences between financial and accounting amounts and tax basis of assets and liabilities at December 31, 2004 and 2005 are as follows:


                                                      December 31
                                                  2004            2005
                                          --------------------------------
Current assets and liabilities
Accruals and reserves                         $      326      $      629
Goodwill                                             271             271
Net operating loss carry forwards                    914             883
                                          --------------------------------
Deferred tax assets                                1,511           1,783

Valuation allowance                                  (88)              -
                                          ================================
Net current deferred tax assets              $     1,423     $     1,783
                                          ================================

 Non-current assets and liabilities
Accruals and reserves                         $      216      $       76
Depreciation                                          84
                                                      80
Goodwill                                           1,527           1,252
Net operating loss carry forwards                  1,764           1,024
Business credits                                      35              84
                                          --------------------------------
Deferred tax assets                                3,626           2,516

Valuation allowance                                 (771)              -
                                          ================================
 Net non-current deferred tax assets         $     2,855     $     2,516
                                          ================================

The net change in the valuation allowance for the year ended December 31, 2004 and 2005 was ($5,362) and ($859) respectively.

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)





The provision (benefit) for income taxes is as follows:

                                   Year ended December 31
                            2003            2004            2005
                      -------------------------------------------------
Current:
   Federal               $        -      $       19      $      257
   State                          -              72             160
   Canada                        81             (7)              18
                      -------------------------------------------------
                                 81              84             435
Deferred:
   Federal                        -      $  (3,676)      $      663
   State                          -           (452)             (684)
   Canada                         -                 -               -
                      -------------------------------------------------
                                  -         (4,128)            (21)
                      =================================================
                      $          81   $     (4,044)   $         414
                      =================================================

The reasons for the difference between total tax expense (benefit) and the amount computed by applying the U.S. statutory federal income tax rate to income before income taxes are as follows:


                                                  Year ended December 31
                                                2003      2004       2005
                                             --------------------------------
                                             --------------------------------

Statutory rate applied to pretax income         $  356    $   795    $ 1,042
Federal alternative minimum tax                      -         19         47
State income taxes, net of benefit
 of federal income taxes                            46        133        181
Foreign income taxes over U.S.
 statutory rate                                      2          8          3
Net decrease in valuation allowance               (323)    (5,362)      (859)
Other items                                          -        422          -
Settlement of prior year's tax                       -        (59)         -
                                             ---------------------------------
Income tax expense (benefit)                     $  81   $ (4,044)    $  414
                                             =================================


                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)


As of December 31, 2005, the Company had approximately $3.8 million in federal net operating loss carryovers, which expire in varying amounts between 2006 and 2023.

Based upon the Company's profitable operations since December 31, 2002, and its expected profitability in future years, the Company has concluded that the results of future operations will generate sufficient taxable income to realize certain deferred tax assets as of December 31, 2005. The Company has reduced its valuation allowance which was provided in prior years.

For the year ended December 31, 2004, the Company recorded a net deferred tax benefit in the amount of $4.0 million dollars related to a reversal of a deferred tax asset valuation allowance. The Company believed at that time that uncertainty still existed regarding the realizability of certain deferred tax assets and, accordingly, established a $900 thousand dollar valuation allowance. As a result of the Company's performance in 2005, and the fact that New Jersey law allows a full deduction for net operating loss carryovers beginning in 2006, the $900 thousand dollar of deferred income tax valuation allowance was reversed in the fourth quarter of 2005, by reducing the income tax provision.

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

For financial reporting purposes, income before income taxes includes the following components:

                               Year ended December 31
                          2003          2004      2005
                     ---------------------------------------
United States                $816      $2,147    $3,022
Canada                        231         131        45
                     ---------------------------------------
                           $1,047      $2,278    $3,067
                     =======================================

During the years ended December 31, 2003, 2004 and 2005, the Company paid approximately $73, $38 and $ 170, respectively, in income taxes.

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


On April 21, 1995, the Board of Directors adopted the Company's 1995 Employee Stock Plan ("1995 Plan"). The 1995 Plan, as amended on May 7, 1998, provides for the grant of options to purchase up to 1,137,500 shares of the Company's Common Stock to officers, directors, employees and consultants of the Company. The 1995 Plan requires that each option shall expire on the date specified by the Compensation Committee, but not more than ten years from its date of grant in the case of Incentive Stock Options ("ISO's") and Non-Qualified Options. Options granted under the plan are exercisable at an exercise price equal to but not less than the fair market value of the Common Stock on the grant date. ISO's shall either be fully exercisable on the date of grant or shall become exercisable thereafter in such installments as the committee may specify. The options granted in 2005 were fully exercisable on the date of grant.

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

On September 9, 2002, the Company granted 418,750 options at an option price of $2.13 per share to officers and key-employees. The options granted vested immediately on September 9, 2002.The Company also granted options to purchase 16,875 shares to Directors on September 9, 2002. Each Director received options to purchase 3,375 shares of the Company's Common Stock at an option price of $2.13 per share. The options granted to Directors vest in an installment of 20% of the total option grant one year after the date of the option grant, and thereafter in equal quarterly installments of 5%, subject to the terms and conditions set forth in the 1995 Non-Employee Director Plan.

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


On April 21, 2005, the Company granted 60,640 options at an option price of $12.85, at market price, to officers and directors of the Company. The options granted vested immediately. The Company granted options to purchase 14,320 shares to William H. Willett, the Company's President and Chief Executive Officer; options to purchase 14,320 shares to Simon Nynens, the Company's Executive Vice President and Chief Financial Officer; options to purchase 5,000 shares to Jeffrey Largiader, the Company's Vice President Sales and Marketing, options to purchase 5,000 shares to Vito Legrottaglie, the Company's Vice President and Chief Information Officer, options to purchase 5,000 shares to Dan Jamieson, Vice President and General Manager of the Company's Lifeboat division, and options to purchase 5,000 shares to Steve McNamara, the Vice President and General Manager of Programmer's Paradise Canada. Each director of the Company received options to purchase 3,000 shares of the Company's Common Stock at an option price of $12.85 per share.


Changes during 2003, 2004 and 2005 in options outstanding for the combined plans were as follows:

                                                                Weighted
                                                   Number       Average
                                                     of         Exercise
                                                  Options        Price
                                               -----------------------------

Outstanding at January 1, 2003                      658,037      $3.12
   Granted in 2003                                   20,000       2.01
   Canceled in 2003                                  (5,625)      0.67
   Exercised in 2003                                (83,375)       2.11
                                               ---------------
Outstanding at December 31, 2003                    589,037       3.24
   Granted in 2004                                  495,000       8.03
   Canceled in 2004                                    (937)      4.00
   Exercised in 2004                               (115,880)       3.10
                                               ---------------
Outstanding at December 31, 2004                    967,220       5.71
   Granted in 2005                                   60,640      12.85
   Canceled in 2005                                  (6,545)      3.36
   Exercised in 2005                               (128,425)      3.97
                                               ---------------
Outstanding at December 31, 2005                    892,890      $6.46
                                               ===============
                                               ===============
Exercisable at December 31, 2005                    886,287      $6.49
                                               ===============

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)


The options exercisable at December 31, 2004 and 2005 were 944,685 and 886,287, respectively. The weighted average fair value of options granted during 2003, 2004 and 2005 is $2.01, $8.03 and $12.85 respectively.


Stock options outstanding at December 31, 2005 are summarized as follows:




                            Outstanding       Weighted                    Options Exercisable
                              Options          Average       Weighted            as of          Weighted Average
    Range of Exercise          as of          Remaining      Average            December            Exercise
         Prices          December 31, 2005   Contractual  Exercise Price        31, 2005              Price
                                                Life
--------------------------------------------------------------------------------------------------------------------

      $2.00 - $2.24              246,000           6.7          $2.12             241,272              $2.12
        2.25 - 3.99               28,750           3.4           3.73              26,875               3.72
        4.00 - 5.99                    -           -             -                      -                  -
        6.00 - 7.99               82,500           1.9           6.60              82,500               6.60
        8.00 - 9.99              475,000           8.4      8.03     12.85         475,000              8.03
                                  60,640           9.3                             60,640              12.85
10.00-12.99
                         -------------------                              ---------------------
                                 892,890                                          886,287
                         ===================                              =====================



Under the various plans, options that are cancelled can be reissued. At December 31, 2005, no options were reserved for future issuance.


7.  Defined Contribution Plan

The Company maintains a defined contribution plan covering substantially all domestic employees. Participating employees may make contributions to the plan, through payroll deductions. Matching contributions are made by the Company equal to 50% of the employee's contribution to the extent such employee contribution did not exceed 6% of their compensation. During the years ended December 31, 2003, 2004 and 2005, the Company expensed approximately $84, $106 and $121 respectively, related to this plan.

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


2006                                                            614
2007                                                            364
2008                                                             73
2009                                                             76
2010                                                             26
Thereafter                                                        -
                                                     ---------------
                                                            $ 1,153
                                                     ===============


Rent expense for the years ended December 31, 2003, 2004 and 2005 was approximately $483, 478 and $606 respectively.

On January 9, 2006, the company appointed Simon Nynens President and Chief Executive officer and entered into an employment agreement which expires June 30, 2007. The agreement provides for a base salary and a bonus, if certain targets are met. Additionally, should the stockholders of the company approve a long-term incentive plan consisting of stock options, restricted stock and/or other equity-based compensation ( a "LTIP"), Mr. Nynens will be eligible to participate in the LTIP based upon and consistent with the Company's participation for a President and Chief Executive Officer.

In the event that Mr. Nynens employment is terminated without cause or by the rendering of a non-renewal notification, he is entitled to receive severance payments equal to twelve months salary and immediate vesting of all outstanding stock awards. Additionally, in the event that a change of control of the Company occurs (as described in the employment agreement), Mr. Nynens outstanding stock awards become immediately vested and he is entitled to the pro-rata performance bonus based upon stock price at the date of such change in control.

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)



     On January 9, 2006, William Willett resigned as President and Chief Executive Officer. In connection with the resignation the Company has entered into a Consulting Agreement with Mr. Willett. Under terms of the Consulting Agreement, Mr. Willett will remain Chairman of the Board until the 2006 Annual Meeting of Shareholders. Mr. Willett's termination of employment will be treated as a voluntary termination under the Employment Agreement between Mr. Willett and the Company dated July 15, 2002 (the "Willett Employment Agreement"). The Willett Employment Agreement is amended such that only the non-competition provisions will survive and be extended for a period of time equal to that of the Consulting Agreement. Mr. Willett will provide consulting services to the Company for a one-year period beginning in July 2006. The total compensation to Mr. Willett for these consulting services will be $250,000, and Mr. Willett will be obligated to perform up to 200 hours to assist the Chief Executive Officer of the Company.


The Company has entered into a letter agreement with Mr. Legrottaglie, Vice President of Information Systems. Mr. Legrottaglie is entitled to severance payments for six months at the then applicable annual base salary if the Company terminates his employment for any reason other than for cause.

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

Geographic revenue and identifiable assets related to operations as of and for the years ended December 31, 2003, 2004 and 2005 were as follows

                                         -------------------------------------
                                               2003        2004         2005
                                         -------------------------------------
Net sales to Unaffiliated Customers:
              United States                 $ 59,366     $ 92,254    $ 121,068
              Canada                          10,203       11,328       16,587
                                         -------------------------------------
              Total                          $69,569    $103,582    $137,655
                                         =====================================

Identifiable Assets by Geographic                     ------------------------
 Areas at December 31,                                   2004        2005
                                                      ------------------------
                                                      ------------------------
              United States                           $ 28,230    $ 37,031
              Canada                                     4,684       7,237
                                                      ------------------------
              Total                                       $32,914     $44,268
                                                      ========================

                  Programmer's Paradise, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)



One customer, CDW Corporation, accounted for 14.2%, 12.7%, and 11.8% of consolidated net sales in 2005, 2004, and 2003, respectively, and 7.2% of accounts receivable as of December 31, 2005. Our top five customers accounted for 27%, 22%, and 22% of consolidated net sales in 2005, 2004, and 2003, respectively. The Company generally ships products within 48 hours of confirming a customer's order. This allows for minimum backlog in the business.

10. Quarterly Results of Operations (Unaudited)

The following table presents summarized quarterly results for 2005:

                         -------------------------------------------------
                            First       Second       Third      Fourth
                         -------------------------------------------------

Net sales                    $30,170      $30,052     $35,471     $41,962
Gross profit                   3,430        3,370       3,877       4,293

Net income                       300          185         603       1,565

Basic net income per
common share                   $0.08        $0.05       $0.15       $0.39
Diluted net income per
common share                   $0.07        $0.04       $0.14       $0.36

The following table presents summarized quarterly results for 2004:

                         -------------------------------------------------
                            First       Second       Third      Fourth
                         -------------------------------------------------

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


                  Programmer's Paradise, Inc. and Subsidiaries
                 Schedule II--Valuation and Qualifying Accounts
                                 (In Thousands)

                                                          Charged to
                                             Beginning    Costand                       Ending
                 Description                  Balance     Expense        Deductions     Balance
 -------------------------------------------------------------------------------------------------

 Year ended December 31, 2003:
    Allowances for accounts receivable          $728          $392          $498         $622
    Reserve for obsolescence                    $174             -           $42         $132
    Valuation allowance deferred taxes        $6,544         $(323)            -       $6,221
 Year ended December 31, 2004:
    Allowances for accounts receivable          $622          $393          $260         $755
    Reserve for obsolescence                    $132             -           $89          $43
    Valuation allowance deferred taxes        $6,221       $(5,362)            -         $859
 Year ended December 31, 2005:
    Allowances for accounts receivable          $755          $910          $434       $1,231
    Reserve for obsolescence                     $43             -           $12          $31
    Valuation allowance deferred taxes          $859         $(859)            -           $-
