Form 10-Q
period 2006-03-31
PROGRAMMERS PARADISE INC
filed 2006-05-12
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and non-accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

There were 4,174,512 outstanding shares of Common Stock, par value $.01 per share, as of May 10, 2006, not including 1,109,988 shares classified as treasury stock.

PART I - FINANCIAL INFORMATION

PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts)
	March 31, 2006 (Unaudited)	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$6,960	$7,369
Marketable securities	8,021	7,884
Accounts receivable, net	18,557	21,185
Inventory - finished goods	1,474	1,956
Prepaid expenses and other current assets	628	688
Deferred income taxes, current	1,477	1,783
Total current assets	37,117	40,865
Equipment and leasehold improvements, net	540	434
Other assets	659	453
Deferred income taxes, net of current	2,917	$2,516
Total assets	$41,233	$44,268
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$21,710	$25,751
Dividend payable	539	519
Total current liabilities	22,249	26,270
Commitments and contingencies
Stockholders' equity
Common stock, $.01 par value; authorized, 10,000,000 shares; issued 5,284,500 shares	$53	$53
Additional paid-in capital	30,892	30,948
Treasury stock, at cost, 1,141,238 shares and 1,289,665 shares, respectively	(3,187)	(3,620)
Accumulated deficit	(8,979)	(9,570)
Accumulated other comprehensive income	205	187
Total stockholders' equity	18,984	17,998
Total liabilities and stockholders' equity	$41,233	$44,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited) (In thousands, except per share data)

	Three months ended March 31,
	2006	2005

Net sales	$35,362	$30,169
Cost of sales	31,518	26,740
Gross profit	3,844	3,429
Selling, general and administrative expenses	2,967	2,985
Income from operations	877	444
Interest income, net	113	67
Realized foreign currency exchange gain (loss)	1	(11)
Income before income tax provision	991	500
Provision for income taxes	400	200
Net income	$591	$300
Net income per common share - Basic	$0.14	$0.08
Net income per common share - Diluted	$0.13	$0.07
Weighted average common shares outstanding-Basic	4,101	3,922
Weighted average common shares outstanding-Diluted	4,454	4,445
Reconciliation to comprehensive income:
Net income	$591	$300
Other comprehensive income(loss), net of tax:
Unrealized gain on marketable securities	7	-
Foreign currency translation adjustments	11	(10)
Total comprehensive income	$609	$290

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except share amounts)
	Common Stock		Additional Paid-In	Treasury	Accumulated	Accumulated other comprehensive
	Shares	Amount	Capital	Stock	Defici	Income	Total

Balance at January 1, 2006	5,284,500	$53	$30,948	$(3,620)	$(9,570)	$187	$17,998
Net income					591		591
Translation adjustment						11	11
Unrealized gain on available- for sale securities						7	7
Exercise of stock options			24	433			457
Dividend declared payable			(539)				(539)
Tax benefit from exercises of non-qualified stock options			455				455
Share-based compensation expense			4				4
Balance at March 31, 2006	5,284,500	$53	$30,892	$(3,187)	$(8,979)	$205	$18,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)
	Three months Ended March 31,

Cash flows from operating activities	$591	$300
Net income
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69	57
Provision for doubtful accounts	55	27
Deferred income taxes	360	-
Share-based compensation expense	4	-
Changes in operating assets and liabilities:
Accounts receivable	2,386	(111)
Inventory	482	140
Prepaid expenses and other current assets	60	83
Accounts payable and accrued expenses	(4,040)	285
Net change in other assets and liabilities	(23)	-
Net cash (used in) provided by operating activities	(56)	781

Cash flows from investing activities:
Purchases of available-for-sale securities	(4,080)	(4,225)
Redemptions of available-for-sale securities	3,950	4,000
Capital expenditures	(172)	(248)
Net cash used in investing activities	(302)	(473)

Cash flows from financing activities:
Dividend paid	(519)	(425)
Proceeds from exercise of stock options	457	346
Net cash used in financing activities	(62)	(79)

Effect of foreign exchange rate on cash	11	(10)

Net (decrease) increase in cash and cash equivalents	(409)	219
Cash and cash equivalents at beginning of period	7,369	4,888
Cash and cash equivalents at end of period	$6,960	$5,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
March 31, 2006
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

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the opinion of the Company's management, all adjustments that are of a normal recurring nature, considered necessary for fair presentation, have been included. Actual results may differ from these estimates under different assumptions or conditions. The unaudited condensed consolidated statements of income for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K filed with the Securities Exchange Commission for the year ended December 31, 2005.

2.

Assets and liabilities of the Company's Canadian subsidiary have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period. The revenue from our Canadian operations in the first three months of 2006 increased by $1.9 million to $5.9 million as compared to the first three months of 2005.

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

In accordance with EITF 00-10, "Accounting for Shipping and Handling Fees and Costs", the Company records freight billed to its customers as net sales and the related freight costs as a cost of sales. Vendor rebates and price protection are recorded when earned as a reduction to cost of sales or merchandise inventory, as applicable. Cooperative reimbursements from vendors, which are earned and available, are recorded in the period the related advertising expenditure is incurred. Cooperative reimbursements are recorded as net sales in accordance with EITF 02-16, "Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor's Products)".

5.	Investments in available-for-sale securities at March 31, 2006 were (in thousands):

		Cost	Market value	Unrealized Gain (loss)
	U.S. Government Securities	$ 6,926	$ 6,927	$ 1
	Corporate Bonds & Other	$ 1,097	$ 1,094	$ (3)
	Total Marketable Securities	$ 8,023	$ 8,021	$ (2)

The cost and market value of the Company's investments at March 31, 2006 by contractual maturity were (in thousands):
			Cost	Estimated Fair Value
	Due in one year or less		$8,023	$8,021

6.

Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed considering the potentially dilutive effect of outstanding stock options. A reconciliation of the numerators and denominators of the basic and diluted per share computations follows (in thousands, except per share data):

	Three months ended March 31,
	2006	2005
Numerator:
Net Income	$591	$300
Denominator:
Weighted average shares (Basic)	4,101	3,922
Dilutive effect of outstanding options	353	523

Weighted average shares including assumed conversions (Diluted)	4,454	4,445

Basic net income per share	$0.14	$0.08
Diluted net income per share	$0.13	$0.07

Changes during 2006 in options outstanding for the combined plans were as follows:
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at January 1, 2006	892,890	$6.46	-
Granted in 2006	-	-	-
Canceled in 2006	-	-	-
Exercised in 2006	(148,427)	3.08	-
Outstanding at March 31, 2006	744,463	7.14	7.3
Exercisable at March 31, 2006	739,473	7.17	7.3

7.

On February 22, 2006 our Board of Directors declared a quarterly dividend of $.13 per share on our common stock payable April 21, 2006 to shareholders of record on April 3, 2006. Our Board intends to periodically review the amount and frequency of future payments, if any, in light of the Company's operations and need for capital. The dividend is reflected as a reduction of Additional Paid in Capital.

8.

The Company had two major vendors that accounted for 16.7% and 35.6% of total purchases, respectively, during the quarter ended March 31, 2006. The Company had the same two major vendors that accounted for 25.1% and 28.5% of total purchases, respectively, during the quarter ended March 31, 2005. The Company had one major customer that accounted for 10% of total net sales during the quarter ended March 31, 2006, and 2.4% of total net accounts receivable as of March 31, 2006. The Company had one major customer that accounted for 12.3% of total net sales during the quarter ended March 31, 2005.

9.

For the quarter ended March 31, 2006, the Company recorded a provision for income taxes of $400,000, which consists of a provision of $387,000 for U.S. federal income taxes as well as a $68,000 provision for state and local taxes and $40,000 for Canadian taxes partly offset by a deferred tax benefit of $95,000. For the quarter ended March 31, 2005, the Company recorded a provision for income taxes of $200,000, which consisted of a provision of $210,000 for U.S. federal income taxes as well as a $20,000 provision for U.S. state taxes partly offset by a benefit of $30,000 for Canadian taxes.

As of March 31, 2006, the Company had a U.S. deferred tax asset of approximately $4.4 million reflecting, in part, a benefit of $2.4 million in U.S. federal and state tax loss carry forwards, which will expire in varying amounts between 2006 and 2025. The full realization of the tax benefit associated with the carry forwards depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

10.

The company has shareholder-approved stock incentive plans for employees and directors. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No.25, "Accounting for Stock Issued to Employees" and related interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS" or "Statement") No. 123, "Accounting for Stock-Based Compensation. Effective January 1, 2006, we adopted SFAS No. 123(R), "Share-Based Payment," using the modified prospective transition method. Under the modified prospective transition method, recognized compensation cost for the three months ended March 31, 2006 includes 1) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123; and 2) compensation cost for all share-based payments granted on or after December 31, 2005, based on the grant date fair value estimated in accordance with Statement 123(R). In accordance with the modified prospective method, we have not restated prior period results.

For the three months ended March 31, 2006, we recognized share-based compensation cost of approximately $4,000 which was included in general and administrative expenses. The Company did not capitalize any share-based compensation cost.

There were no options granted for the three month period ended March 31, 2005, and therefore no effect if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months ended March 31, 2005.

11.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires that public companies report profits and losses and certain other information on their "reportable operating segments" in their annual and interim financial statements. The internal organization used by our Chief Operating Decision Maker (CODM) to assess performance and allocate resources determines the basis for our reportable operating segments. Our CODM is our Chief Executive Officer.

As from January 1, 2006 we have organized our company into two reportable operating segments -- the "Programmer's Paradise" segment, which sells technical software, hardware and services directly to end-users (such as individual programmers, corporations, government agencies, and educational institutions) and the "Lifeboat" segment, which distributes technical software to corporate resellers, VARs, consultants and systems integrators.

As permitted by SFAS No. 131, we have utilized the aggregation criteria in combining our operations in Canada with the domestic segments because they provide the same products and services to similar clients and are considered together when the CODM decides how to allocate resources.

Segment income is based on segment revenue less the respective segments cost of revenues as well as segment direct costs (including such items as payroll costs and payroll related costs, such as profit sharing, incentive awards and insurance) and excluding general and administrative expenses not attributed to a business unit. The Company only identifies accounts receivable and inventory by segment as shown below as "Selected Assets"; it does not allocate its other assets, including capital expenditures by segment. The following segment reporting information of the Company is provided (in thousands):

	Three months ended March 31,
	2006	2005
Revenue:
Programmer's Paradise	$12,305	$14,037
Lifeboat	23,057	16,132
	35,362	30,169
Gross Profit:
Programmer's Paradise	$1,848	$1,960
Lifeboat	1,996	1,469
	3,844	3,429
Direct Costs:
Programmer's Paradise	$915	$1,080
Lifeboat	480	471
	1,395	1,551
Segment Income:
Programmer's Paradise	933	880
Lifeboat	1,516	998
Segment Income	2,449	1,878

General and administrative	1,572	1,434
Interest income	113	67
Foreign currency translation gain (loss)	1	(11)
Income before taxes	$991	$500

Selected Assets By Segment
Programmer's Paradise	6,739	7,563
Lifeboat	13,292	7,916
Segment Selected Assets	20,031	15,479

Consolidated total other assets include corporate assets of $21,202 and $17,931 at March 31, 2006 and 2005, respectively.

12.	Certain reclassifications have been made to the prior year financial statement in order to conform to current year presentation.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Certain Factors Affecting Operating Results" and elsewhere in this report. The following discussion should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Overview

As from January 1, 2006 we have organized our company into two reportable operating segments -- the "Programmer's Paradise" segment, which sells technical software, hardware and services directly to end-users (such as individual programmers, corporations, government agencies, and educational institutions) and the "Lifeboat" segment, which distributes technical software to corporate resellers, VARs, consultants and systems integrators.

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statements of income expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Three months ended March 31,
	2006	2005
Net sales	100.0%	100.0%
Cost of sales	89.1	88.6
Gross profit	10.9	11.4
Selling, general and administrative expenses	8.4	9.9
Income from operations	2.5	1.5
Interest income, net	0.3	0.2
Realized foreign currency exchange gain(loss)	-	-
Income before income taxes	2.8	1.7
Provision for income taxes	1.1	0.7
Net income	1.7%	1.0%

Net Sales

Net sales for the quarter ending March 31, 2006 were $35.4 million compared with $30.2 million in the first quarter of 2005, a 17% increase. Total sales for our Programmer's Paradise division were $12.3 million compared to $14.0 million in the first quarter of 2005, representing a 12% decrease. Total sales for our Lifeboat division were $23.1 million compared to $16.1 million in the first quarter of 2005, representing a 43% increase.

Sales from our Lifeboat division showed strong growth. The 43% increase in net sales was mainly a result of our continued focus on expanding the virtual infrastructure-centric business strategy as well as strengthening our account penetration.

Sales from our Programmer's Paradise division decreased. The 12% decrease in net sales was mainly a result of our renewed focus on gross profit margins as well as a focus on net profitability. Programmer's Paradise concentrated on its core business of marketing and selling software, tools and components to the software development community while shifting away from widely available computing products, which are typically low margin products.

Gross Profit

Gross Profit for the quarter ending March 31, 2006 was $3.8 million compared with $3.4 million in the first quarter of 2005, a 12% increase. Total gross profit for our Programmer's Paradise division was $1.8 million compared to $2.0 million in the first quarter of 2005, representing a 6% decrease. Total gross profit for our Lifeboat division was $2.0 million compared to $1.5 million in the first quarter of 2005, representing a 36% increase.

Gross profit margin, as a percentage of net sales, for the quarter ending March 31, 2006 was 10.9% compared to 11.4% in the first quarter of 2005. Gross profit margin for our Programmer's Paradise division was 15.0% compared to 14.0% in the first quarter of 2005. Gross profit margin for our Lifeboat division was 8.7% compared to 9.1% in the first quarter of 2005.

The increase in gross profit dollars and the decrease in gross profit margin as a percentage of net sales are primarily caused by the aggressive sales growth within our Lifeboat division. Gross profit margin for our Lifeboat division was 8.7% compared to 15.0% for our Programmer's Paradise division in the first quarter of 2006. The slight decrease in gross margin of our Lifeboat division to 8.7% from 9.1% in the first quarter of 2005 mainly reflects the competitive nature of our business. Our Lifeboat division has won many large bids based on our aggressive pricing and we plan to continue to do so. The increase in gross margin of our Programmer's Paradise division was primarily due to a higher level of vendor incentives due to attainment of rebate programs and our renewed focus on the Programmer's Paradise's division's core business of marketing and selling software, tools and components to the software development community while shifting away from widely available computing products, which are typically low margin products.

On a forward-looking basis, gross profit margin in future periods may be less than that achieved in 2005. We have several initiatives to increase gross margin percentages, including increased management control over pricing, a focus on high margin products and/or markets and selling services. However, we do not expect these initiatives to have an immediate positive impact on our gross margin percentages. The objective of these initiatives is to slow the decline in our gross margin percentage. We foresee possible pressure on gross profit margins as a result of various factors, including the continued participation by vendors in inventory price protection and rebate programs, product mix, including software maintenance and third party services, pricing strategies, market conditions and other factors, any of which could result in a reduction of gross profit margins below those realized in the first quarter of 2006.

Selling, General and Administrative Expenses

Total selling, general, and administrative ("SG&A") expenses for the first quarter of 2006 were stable at $3.0 million compared to $3.0 million in the first quarter of 2005. As a percentage of net sales, SG&A expenses for the first quarter of 2006 were 8.4% compared to 9.9% in the first quarter of 2005.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary by quarter depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We have several initiatives in place to increase control of our SG&A expenses. Our SG&A expenses have increased over 20% on a yearly basis for the last two fiscal years. The objective of these initiatives is to slow this continued increase in SG&A expenses. There can be no assurances that these initiatives will actually result in a slower increase in SG&A expenses in 2006 as compared to 2005.

Foreign Currency Transactions Gain (Loss)

The realized foreign exchange gain for the quarter ended March 31, 2006 was $1,000 compared to a loss of $11,000 for the same period in 2005. Foreign exchange gains and losses primarily result from our trade activity with our Canadian subsidiary. Although the Company does maintain bank accounts in Canadian currencies to reduce currency exchange fluctuations, the Company is, nevertheless, subject to risks associated with such fluctuations.

Income Taxes

For the quarter ended March 31, 2006, the Company recorded a provision for income taxes of $400,000, which consists of a provision of $387,000 for U.S. federal income taxes as well as a $68,000 provision for state and local taxes and $40,000 for Canadian taxes offset by a deferred tax benefit of $95,000. For the quarter ended March 31, 2005, the Company recorded a provision for income taxes of $200,000, which consisted of a provision of $210,000 for U.S. federal income taxes as well as a $20,000 provision for U.S. state taxes offset by a benefit of $30,000 for Canadian taxes.

As of March 31, 2006, the Company had a U.S. deferred tax asset of approximately $4.4 million reflecting, in part, a benefit of $2.4 million in U.S. federal and state tax loss carry forwards, which will expire in varying amounts between 2006 and 2025. The full realization of the tax benefit associated with the carry forwards depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

Liquidity and Capital Resources

During the first three months of 2006 our cash and cash equivalents decreased by $0.4 million to $7.0 million at March 31, 2006, from $7.4 million at December 31, 2005. During the first quarter of 2006, net cash used by operating activities amounted to $0.1 million; net cash used in investing activities amounted to $0.3 million and net cash used in financing activities amounted to $0.1 million.

Net cash used by operating activities in the first three months of 2006 was $0.1 million and primarily resulted from our net income excluding non-cash charges which totaled $1.1 million and a $2.4 million decrease in accounts receivable and a $0.5 million decrease in inventory. This was offset by a $4.0 million decrease in accounts payable, which was mainly related to our normal cycle of payments.

Net cash used in investing activities in the first three months of 2006 amounted to $0.3 million. In light of the current low interest rates on our short-term savings accounts we decided to invest an additional net $0.1 million in U.S. government securities. These securities are highly rated and highly liquid. These securities are classified as available-for-sale securities in accordance with SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities", and as a result unrealized gains and losses are reported as part of other comprehensive income (loss). The other $0.2 million consisted of capital expenditures.

Net cash used for financing activities in the first three months of 2006 was $0.1 million which consisted of the $0.5 million payment of our declared dividends, which was partly offset by the proceeds from the exercise of options.

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

Contractual Obligations as of March 31, 2006 were summarized as follows:

(Dollars in thousands)

Payment due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long term debt	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Leases	$992	$609	$377	$6	-
Purchase Obligations	-	-	-	-	-
Other Long term Obligations	-	-	-	-	-
Total Contractual Obligations	$992	$609	$377	$6	-

Operating leases primarily relates to the lease of the space used for our operations in Shrewsbury, New Jersey, Mississauga, Canada and Hauppauge, New York. The commitments for operating leases include the minimum rent payments and a proportionate share of operating expenses and property taxes.

The Company is not committed by lines of credit, standby letters of credit, has no standby repurchase obligations or other commercial debt commitments. The Company is not engaged in any transactions with related parties.

As of March 31, 2006, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

In accordance with EITF 00-10, "Accounting for Shipping and Handling Fees and Costs", the Company records freight billed to its customers as net sales and the related freight costs as a cost of sales. Vendor rebates and price protection are recorded when earned as a reduction to cost of sales or merchandise inventory, as applicable. Cooperative reimbursements from vendors, which are earned and available, are recorded in the period the related advertising expenditure is incurred. Cooperative reimbursements are recorded as net sales in accordance with EITF 02-16, "Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor's Products)".

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

The Company's $8.0 million investments in marketable securities are only in highly rated and highly liquid corporate bonds and U.S. government Securities. The remaining cash balance is invested in short-term savings accounts with our primary bank, The Bank of New York. As such, the risk of significant changes in the value of our cash invested is minimal.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" as of March 31, 2006. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Accounting Officer (principal financial officer). As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Accounting Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation during the quarter ended March 31, 2006 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits
(a)	Exhibits.

10.43	Employment Agreement, dated January 12, 2006, between the Company and Simon F. Nynens.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Simon F. Nynens, the Chief Executive Officer (principal executive officer) of the Company.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Kevin T. Scull, the Chief Accounting Officer (principal financial officer) of the Company.

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Simon F. Nynens, the Chief Executive Officer (principal executive officer) of the Company.

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Kevin T. Scull, the Chief Accounting Officer (principal financial officer) of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRAMMER'S PARADISE, INC.

May 12, 2006	By:	/s/ Simon F. Nynens
Date		Simon F. Nynens, President and
Chief Executive Officer

May 12, 2006	By:	/s/ Kevin T. Scull
Date		Kevin T. Scull, Vice President
and Chief Accounting Officer