Form 10-Q
period 2006-06-30
PROGRAMMERS PARADISE INC
filed 2006-08-03
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

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

There were 4,186,581 outstanding shares of Common Stock, par value $.01 per share, as of July 28, 2006, not including 1,097,919 shares classified as treasury stock.

PART I - FINANCIAL INFORMATION
PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts)

	June 30, 2006 (Unaudited)	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$11,122	$7,369
Marketable securities	8,987	7,884
Accounts receivable, net	19,129	21,185
Inventory - finished goods	948	1,956
Prepaid expenses and other current assets	669	688
Deferred income taxes, current	1,414	1,783
Total current assets	42,269	40,865

Equipment and leasehold improvements, net	538	434
Other assets	721	453
Deferred income taxes, net of current	2,676	2,516
Total assets	$46,204	$44,268

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$26,015	$25,751
Dividend payable	1,130	519
Total current liabilities	27,145	26,270

Other liabilities	115	-
Total liabilities	27,260	26,270

Commitments and contingencies

Stockholders' equity
Common stock, $.01 par value; authorized, 10,000,000 shares; issued 5,284,500 shares	53	53
Additional paid-in capital	29,889	30,948
Treasury stock, at cost, 1,097,919 shares and 1,289,665 shares, respectively	(3,060)	(3,620)
Accumulated deficit	(8,198)	(9,570)
Accumulated other comprehensive income	260	187
Total stockholders' equity	18,944	17,998
Total liabilities and stockholders' equity	$46,204	$44,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

Six months ended June 30,	Three months ended June 30,
	2006	2005	2006	2005
Net sales	$76,800	$60,221	$41,438	$30,052
Cost of sales	68,897	53,422	37,379	26,682
Gross profit	7,903	6,799	4,059	3,370
Selling, general and administrative expenses	5,891	6,108	2,924	3,123
Income from operations	2,012	691	1,135	247
Interest income, net	279	140	166	73
Realized foreign exchange gain (loss)	2	(25)	1	(14)
Income before income tax provision	2,293	806	1,302	306
Provision for income taxes	921	321	521	121
Net income	$1,372	$485	$781	$185

Net income per common share - Basic	$0.33	$0.12	$0.19	$0.05

Net income per common share - Diluted	$0.31	$0.11	$0.17	$0.04

Weighted average common shares outstanding - Basic	4,137	3,957	4,172	3,991

Weighted average common shares outstanding - Diluted	4,474	4,413	4,494	4,364

Reconciliation to comprehensive income:
Net income	$1,372	$485	$781	$185
Other comprehensive income (loss), net of tax:
Unrealized gain on marketable securities	15	6	8	6
Foreign currency translation adjustments	58	(33)	47	(23)
Total comprehensive income	$1,445	$458	$836	$168

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except share amounts)
	Common Stock		Additional Paid-In	Treasury	Accumu-lated	Accumu-lated other compre-hensive
	Shares	Amount	Capital	Stock	Deficit	Income	Total
Balance at January 1, 2006	5,284,500	$53	$30,948	$(3,620)	$(9,570)	$187	$17,998
Net income					1,372		1,372
Translation adjustment						58	58
Unrealized gain on available-for-sale securities						15	15
Exercise of stock options			(12)	560			548
Dividends paid			(539)				(539)
Dividend declared payable			(1,130)				(1,130)
Tax benefit from exercises of non- qualified stock options			615				615
Share-based compensation expense			7				7
Balance at June 30, 2006	5,284,500	$53	$29,889	$(3,060)	$(8,198)	$260	$18,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months ended June 30,
	2006	2005

Cash flows from operating activities
Net income	$1,372	$485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	141	124
Provision for doubtful accounts	40	266
Deferred income taxes	824	428
Loss on sale of fixed assets	6	-
Share-based compensation expense	7	-
Changes in operating assets and liabilities:
Accounts receivable	1,771	2,315
Inventory	1,008	126
Prepaid expenses and other current assets	19	444
Accounts payable and accrued expenses	265	(3,994)
Net change in other assets and liabilities	86	(1)
Net cash provided by operating activities	5,539	193

Cash flows from investing activities:
Purchases of available-for-sale securities	(9,038)	(8,195)
Redemptions of available-for-sale securities	7,950	7,000
Capital expenditures	(256)	(306)
Proceeds from sale of fixed assets	10	-
Net cash used in investing activities	(1,334)	(1,501)

Cash flows from financing activities:
Dividend paid	(1,058)	(900)
Proceeds from exercise of stock options	548	500
Net cash used in financing activities	(510)	(400)

Effect of foreign exchange rate on cash	58	(33)

Net increase (decrease) in cash and cash equivalents	3,753	(1,741)
Cash and cash equivalents at beginning of period	7,369	4,888
Cash and cash equivalents at end of period	$11,122	$3,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGRAMMER'S PARADISE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
June 30, 2006
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

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the opinion of the Company's management, all adjustments that are of a normal recurring nature, considered necessary for fair presentation, have been included. Actual results may differ from these estimates under different assumptions or conditions. The unaudited condensed consolidated statements of income for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K filed with the Securities Exchange Commission for the year ended December 31, 2005.

2.

Assets and liabilities of the Company's Canadian subsidiary have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period. The revenue from our Canadian operations in the first six months of 2006 increased by $3.6 million to $10.9 million as compared to the first six months of 2005. The revenue from our Canadian operations increased by $1.7 million to $5.1 million in the second quarter of 2006 as compared to our second quarter of 2005.

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

5.	Investments in available-for-sale securities at June 30, 2006 were (in thousands):

	Cost	Market value	Unrealized Gain
U.S. Government Securities	$ 8,893	$ 8,898	$ 5
Corporate Bonds & Other	89	$ 89	$ -
Total Marketable Securities	$ 8,982	$ 8,987	$ 5

The cost and market value of the Company's investments at June 30, 2006 by contractual maturity were (in thousands):

	Cost	Estimated Fair Value
Due in one year or less	$8,982	$8,987

6.

Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed considering the potentially dilutive effect of outstanding stock options. A reconciliation of the numerators and denominators of the basic and diluted per share computations follows (in thousands, except per share data):

	Six months ended June 30,		Three months ended June 30,
	2006	2005	2006	2005
Numerator:
Net income	$1,372	$ 485	$ 781	$ 185
Denominator:
Weighted average shares (Basic)	4,137	3,957	4,172	3,991
Dilutive effect of outstanding options	337	456	322	373

Weighted average shares including assumed
conversions (Diluted)	4,474	4,413	4,494	4,364

Basic net income per share	$0.33	$0.12	$0.19	$0.05
Diluted net income per share	$0.31	$0.11	$0.17	$0.04

Changes during 2006 in options outstanding for the combined plans were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at January 1, 2006	892,890	$6.46
Granted in 2006	-	-
Canceled in 2006	-	-
Exercised in 2006	(191,746)	2.86
Outstanding at June 30, 2006	701,144	7.45	7.1
Exercisable at June 30, 2006	697,768	7.47	7.1

7.

On April 12, 2006 our Board of Directors declared a quarterly dividend of $.13 per share on our common stock payable July 24, 2006 to shareholders of record on June 30, 2006. On June 14, 2006 our Board of Directors declared a quarterly dividend of $0.14 per share on our common stock payable September 29, 2006 to shareholders of record as of September 5, 2006. Our Board intends to periodically review the amount and frequency of future payments, if any, in light of the Company's operations and need for capital. The dividend is reflected as a reduction of Additional Paid in Capital.

8.

The Company had two major vendors that accounted for 12.6% and 43.5% of total purchases, respectively, during the six months ended June 30, 2006 and 9.0% and 50.2%, respectively, for the three months then ended. The Company had the same two major vendors that accounted for 20.8% and 30.8% of total purchases, respectively, during the six months ended June 30, 2005 and 16.5% and 33.0%, respectively, for the three months then ended. The Company had one major customer that accounted for 10.3% and 10.7% of total net sales during the six and three months ended June 30, 2006, respectively, and 9.1% of total net accounts receivable as of June 30, 2006. That same major customer accounted for 13.5% and 14.7% of total net sales during six and three months ended June 30, 2005.

9.

For the quarter ended June 30, 2006, the Company recorded a provision for income taxes of $521,000, which consists of a provision of $156,000 for U.S. federal income taxes as well as a $24,000 provision for state and local taxes and $37,000 for Canadian taxes, and a deferred tax expense of $304,000. For the quarter ended June 30, 2005, the Company recorded a provision for income taxes of $121,000, which consisted of a provision of $170,000 for deferred income taxes as well as a $14,000 provision for U.S. state taxes offset by a benefit of $63,000 for Canadian taxes. For the six months ended June 30, 2006 the Company recorded a provision for income taxes of $921,000 which consists of a provision of $543,000 for U.S. federal income taxes as well as a $92,000 provision for state and local taxes and $77,000 for Canadian taxes and a deferred tax expense of $209,000. For the six months ended June 30, 2005 the Company recorded a provision for income taxes of $321,000, which consists of a provision of $210,000 for U.S. federal income taxes as well as a provision of $170,000 for deferred income taxes and $34,000 for state and local taxes offset by a benefit of $93,000 for Canadian taxes.

As of June 30, 2006, the Company had a U.S. deferred tax asset of approximately $4.1 million reflecting, in part, a benefit of $2.1 million in U.S. federal and state tax loss carry forwards, which will expire in varying amounts between 2006 and 2025. The full realization of the tax benefit associated with the carry forwards depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

10.

The Company has stockholder-approved stock incentive plans for employees and directors. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No.25, "Accounting for Stock Issued to Employees" and related interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS" or "Statement") No. 123, "Accounting for Stock-Based Compensation. Effective January 1, 2006, we adopted SFAS No. 123(R), "Share-Based Payment," using the modified prospective transition method. Under the modified prospective transition method, recognized compensation cost for the six months ended June 30, 2006 includes 1) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123; and 2) compensation cost for all share-based payments granted on or after December 31, 2005, based on the grant date fair value estimated in accordance with Statement 123(R). In accordance with the modified prospective method, we have not restated prior period results.

At the annual Stockholder's meeting held on June 14, 2006 the stockholder's approved the 2006 Stock Incentive Plan (the "2006 Plan"). The 2006 Plan will authorize the grant of Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses, and other equity-based awards. The number of shares of Common Stock initially available under the 2006 plan is 800,000. No awards have been made to date.

For the six months and three months ended June 30, 2006, we recognized share-based compensation cost of approximately $7,000 and $4,000, respectively, and which was included in general and administrative expenses. The Company did not capitalize any share-based compensation cost.

There were 60,640 options granted in April 2005. For the six and three month period ended June 30, 2005, the table below shows the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. There were no options granted for three month period March 31, 2005.

	Six months ended June 30, 2005	Three months ended June 30, 2005
Net income - as reported	$485	$185
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(290)	(290)
Pro forma net income (loss)	$ 195	$(105)

Net income (loss) per share:
Basic earnings (loss) per share - as reported	$ 0.12	$ 0.05

Basic earnings (loss) per share - pro forma	$ 0.05	$(0.03)

Net income per share:
Diluted earnings (loss) per share - as reported	$ 0.11	$ 0.04

Diluted earnings (loss) per share - pro forma	$0.04	$(0.02)

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

	Six months ended June 30,		Three months ended June 30,
	2006	2005	2006	2005
Revenue:
Programmers	$24,762	$25,945	$12,456	$11,907
Lifeboat	52,038	34,276	28,982	18,145
	76,800	60,221	41,438	30,052
Gross Profit:
Programmers	$3,501	$3,575	$1,653	$1,616
Lifeboat	4,402	3,224	2,406	1,754
	7,903	6,799	4,059	3,370
Direct Costs:
Programmers	$1,878	$2,195	$963	$1,115
Lifeboat	947	886	467	415
	2,825	3,081	1,430	1,530
Income Before Taxes:
Programmers	1,623	1,380	690	501
Lifeboat	3,455	2,338	1,939	1,339
Segment Income	5,078	3,718	2,629	1,840

General and administrative	3,066	3,027	1,494	1,593
Interest income	279	140	166	73
Foreign currency translation gain (loss)	2	(25)	1	(14)
Income before taxes	$2,293	$806	$1,302	$306

Selected Assets By Segment:
Programmers	7,017	6,987
Lifeboat	13,060	5,868
Segment Select Assets	$20,077	$12,855

Consolidated total other assets include corporate assets of $26,127 and $16,381 at June 30, 2006, and 2005, respectively.
12.	The Company applied SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities" effective for exit or disposal activities. Under SFAS 146, a liability for the costs associated with an exit or disposal activity is recorded when the liability is incurred.

During the second quarter of 2006, the Company made the decision to close down and sublease it sales office in Hauppauge, New York. Based on forecasted sublease income compared to estimated expenses, the Company recorded a liability and took a charge of approximately $97,000.

13.	Certain reclassifications have been made to the prior year financial statement in order to conform to current year presentation.

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

The Company's sales and results of operations have fluctuated and are expected to continue to fluctuate on a quarterly basis as a result of a number of factors, including: the loss of any major vendor, condition of the software industry in general; shifts in demand for software products; industry shipments of new software products or upgrades; the timing of new merchandise and catalog offerings; fluctuations in response rates; fluctuations in postage, paper, shipping and printing costs and in merchandise returns; adverse weather conditions that affect response, distribution or shipping; shifts in the timing of holidays; and changes in the Company's product offerings. The Company's operating expenditures are based on sales forecasts. If revenues do not meet expectations in any given quarter, operating results may be materially adversely affected.

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statements of income expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Six months ended		Three months ended
	June 30,		June 30,
	2006	2005	2006	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	89.7	88.7	90.2	88.8
Gross profit	10.3	11.3	9.8	11.2
Selling, general and administrative expenses	7.7	10.2	7.1	10.4
Income from operations	2.6	1.1	2.7	0.8
Interest income, net	0.4	0.2	0.4	0.2
Realized foreign exchange gain (loss)	0.0	0.0	0.0	0.0
Income before income taxes	3.0	1.3	3.1	1.0
Provision for income taxes	1.2	0.5	1.2	0.4
Net income	1.8%	0.8%	1.9%	0.6%

Net Sales

Net sales for the second quarter of 2006 increased 38% or $11.3 million to $41.4 million compared with $30.1 million for the same period in 2005. Total sales for the second quarter of 2006 for our Programmer's Paradise division were $12.4 million compared to $11.9 million in the second quarter of 2005, representing a 5% increase. Total sales for the second quarter of 2006 for our Lifeboat division were $29.0 million compared to $18.2 million in the second quarter of 2005, representing a 60% increase. For the six months ended June 30, 2006, net sales increased by $16.6 million to $76.8 million or 28% compared to the same period in 2005. Sales for the six months ended June 30, 2006 for our Programmer's Paradise division were $24.8 million compared to $25.9 million in the same period last year. Sales for the six months ended June 30, 2006 for our Lifeboat division were $52.0 million compared to $34.3 million in the same period last year.

Sales from our Lifeboat division showed strong growth. The 60% increase in net sales in the second quarter of 2006 compared to 2005 was mainly a result of our continued focus on the expanding virtual infrastructure-centric business as well as strengthening our account penetration.

Sales from our Programmer's Paradise division increased 5% in the second quarter of 2006 compared with the second quarter of 2005. This increase in net sales was mainly a result of our renewed focus on our core business of marketing and selling software, tools and components and increased productivity of our account representatives.

Gross Profit

Gross Profit for the quarter ending June 30, 2006 was $4.1 million compared with $3.4 million in the second quarter of 2005, a 20% increase. Total gross profit for our Programmer's Paradise division was $1.7 million compared to $1.6 million in the second quarter of 2005, representing a 2% increase. Total gross profit for our Lifeboat division was $2.4 million compared to $1.8 million in the second quarter of 2005, representing a 37% increase. For the six month period ended June 30, 2006, gross profit in absolute dollars increased $1.1 million to $7.9 million compared to $6.8 million in the same period in 2005. Programmer's Paradise gross profit for the six months ended June 30, 2006 was $3.5 million compared to $3.6 million in 2005. Lifeboat's gross profit in absolute dollars for the six months ended June 30, 2006, was $4.4 million compared to $3.2 million in 2005.

Gross profit margin, as a percentage of net sales, for the quarter ending June 30, 2006 was 9.8% compared to 11.2% in the second quarter of 2005. Gross profit margin for our Programmer's Paradise division was 13.3% compared to 13.6% in the second quarter of 2005. Gross profit margin for our Lifeboat division was 8.3% compared to 9.7% in the second quarter of 2005. Gross profit margin as a percentage of net sales, for the six months ended June 30, 2006 was 10.3% compared to 11.3% in the same period in 2005.

The increase in gross profit dollars and the decrease in gross profit margin as a percentage of net sales are primarily caused by the aggressive sales growth within our Lifeboat division. Gross profit margin for our Lifeboat division was 8.3% compared to 13.3% for our Programmer's Paradise division in the second quarter of 2006. The decrease in gross margin of our Lifeboat division to 8.3% from 9.7% in the second quarter of 2005 mainly reflects the competitive nature of our business and a shift in our product mix. We have won large bids based on our aggressive pricing and we plan to continue to do so.

On a forward-looking basis, gross profit margin in future periods may be less than that achieved in the second quarter of 2006. We have several initiatives to increase gross margin percentages, including increased management control over pricing, a focus on high margin products and/or markets and selling services. However, we do not expect these initiatives to have an immediate positive impact on our gross margin percentages. The objective of these initiatives is to slow the decline in our gross margin percentage. We also assess the impact of large bids and the continued growth of our Lifeboat distribution division with lower gross margins on the overall profitability of our Company. We foresee possible pressure on gross profit margins as a result of various factors, including the continued strong growth of our Lifeboat division, participation by vendors in inventory price protection and rebate programs, product mix, including software maintenance and third party services, pricing strategies, market conditions and other factors, any of which could result in a reduction of gross profit margins below those realized in the second quarter of 2006.

Selling, General and Administrative Expenses

Total selling, general, and administrative ("SG&A") expenses for the second quarter of 2006 were $2.9 million compared to $3.1 million in the second quarter of 2005 or a decrease of $0.2 million or 6%. This decrease is mainly due to a one-time charge of $0.3 million for an uncollectible receivable in the second quarter of 2005, partly offset by a $0.1 million charge related to the subleasing of our Hauppauge, New York office to another company in the second quarter of 2006. As a percentage of net sales, SG&A expenses for the second quarter of 2006 were 7.1% compared to 10.4% in the second quarter of 2005. For the six months ended June 30, 2006 SG&A expenses were $5.9 million compared to $6.1 million in the same period last year. As a percentage of net sales, SG&A expenses for the first six months of 2006 were 7.7% compared to 10.2% in the same period last year.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary by quarter depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We continue to monitor our SG&A expenses closely. We plan to expand our investment in Information Technology and Marketing, while we monitor our sales and remaining general and administrative expenses closely. We also plan to grant restricted stock in the third quarter of 2006. As a result of these factors, we expect our SG&A expenses to increase.

Foreign Currency Transactions Gain (Loss)

The realized foreign exchange gain for the quarter ended June 30, 2006 was $1,000 compared to a loss of $14,000 for the same period in 2005. For the six months ended June 30 2006 the realized foreign exchange gain was $2,000 compared to a loss of $25,000 in the same period last year. Foreign exchange gains and losses primarily result from our trade activity with our Canadian subsidiary. Although the Company does maintain bank accounts in Canadian currencies to reduce currency exchange fluctuations, the Company is, nevertheless, subject to risks associated with such fluctuations.

Income Taxes

For the quarter ended June 30, 2006, the Company recorded a provision for income taxes of $521,000, which consists of a provision of $156,000 for U.S. federal income taxes as well as a $24,000 provision for state and local taxes and $37,000 for Canadian taxes, and a deferred tax expense of $304,000. For the quarter ended June 30, 2005, the Company recorded a provision for income taxes of $121,000, which consisted of a provision of $170,000 for deferred income taxes as well as a $14,000 provision for U.S. state taxes offset by a benefit of $63,000 for Canadian taxes. For the six months ended June 30, 2006 the Company recorded a provision for income taxes of $921,000 which consists of a provision of $543,000 for U.S. federal income taxes as well as a $92,000 provision for state and local taxes and $77,000 for Canadian taxes and a deferred tax expense of $209,000. For the six months ended June 30, 2005 the Company recorded a provision for income taxes of $321,000, which consists of a provision of $210,000 for U.S. federal income taxes as well as a provision of $170,000 for deferred income taxes and $34,000 for state and local taxes offset by a benefit of $93,000 for Canadian taxes.

As of June 30, 2006, the Company had a U.S. deferred tax asset of approximately $4.1 million reflecting, in part, a benefit of $2.1 million in U.S. federal and state tax loss carry forwards, which will expire in varying amounts between 2006 and 2025. The full realization of the tax benefit associated with the carry forwards depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

Liquidity and Capital Resources

During the first six months of 2006 our cash and cash equivalents increased by $3.8 million to $11.1 million at June 30, 2006, from $7.3 million at December 31, 2005. During the first six months of 2006, net cash provided by operating activities amounted to $5.5 million; net cash used in investing activities amounted to $1.3 million and net cash used in financing activities amounted to $0.5 million.

Net cash provided by operating activities in the first six months of 2006 was $5.5 million and primarily resulted from our net income excluding non-cash charges which totaled $2.4 million, a $1.8 million decrease in accounts receivable, a $1.0 million decrease in inventory and a $0.4 million decrease in accounts payable and other assets and liabilities.

Net cash used in investing activities in the first six months of 2006 amounted to $1.3 million. In light of the current low interest rates on our short-term savings accounts we decided to invest an additional net $1.1 million in U.S. government securities. These securities are highly rated and highly liquid. These securities are classified as available-for-sale securities in accordance with SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities", and as a result, unrealized gains and losses are reported as part of other comprehensive income (loss). The remaining $0.2 million of cash used in investing activities consisted of capital expenditures.

Net cash used for financing activities in the first six months of 2006 was $0.5 million which consisted of the $1.0 million payment of our declared dividends, which was partly offset by the proceeds from the exercise of options.

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

Contractual Obligations as of June 30, 2006 were summarized as follows:

(Dollars in thousands)
Payment due by Period
	Total	Less than 1 year	1-3 years	3-5 year s	More than 5 years
Long-term debt	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Leases	$719	$560	$159	-	-
Purchase Obligations	-	-	-	-	-
Other Long-term Obligations	-	-	-	-	-
Total Contractual Obligations	$719	$560	$159	$-	$-

Operating leases primarily relates to the lease of the space used for our operations in Shrewsbury, New Jersey, Mississauga, Canada. During the second quarter of 2006, the Company made the decision to close down and sublease it sales office in Hauppauge, New York. The table above includes minimum rent payments for the Hauppauge office net of sublease income. The commitments for operating leases include the minimum rent payments and a proportionate share of operating expenses and property taxes.

The Company is not committed by lines of credit or standby letters of credit, and has no standby repurchase obligations or other commercial debt commitments. The Company is not engaged in any transactions with related parties.

As of June 30, 2006, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

The Company's $9.0 million investments in marketable securities are only in highly rated and highly liquid corporate bonds and U.S. government Securities. The remaining cash balance is invested in short-term savings accounts with our primary bank, The Bank of New York. As such, the risk of significant changes in the value of our cash invested is minimal.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" as of June 30, 2006. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Accounting Officer (principal financial officer). As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Accounting Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation during the quarter ended June 30, 2006 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders (the "Meeting") during the fiscal Quarter ended June 30, 2006.

(a) The date of the meeting was June 14, 2006.

(b) At the meeting, the first proposal voted on was the election of directors, and the following persons were elected directors of the Company, each receiving the number of votes set forth opposite their names below:

	For	Against	Abstain	Broker Non-Votes
William H. Willett	3,720,233	134,101	-	-
Simon F. Nynens	3,718,798	135,536	-	-
F. Duffield Meyercord	3,719,888	134,446	-	-
Edwin H. Morgens	3,719,898	134,436	-	-
Allan D. Weingarten	3,719,898	134,436	-	-
Mark T. Boyer	3,595,485	258,849	-	-

(c) The second proposal voted on was to approve the Company's Amended and Restated Certificate of Incorporation. The vote was as follows:
	For	Against	Abstain	Broker Non-Votes
Approve Amendment to Restated Certificate of Incorporation	3,760,150	141,379	6,805	-

(d) The next proposal voted on was to approve the Company's 2006 Stock Incentive Plan. The vote was as follows:

	For	Against	Abstain	Broker Non-Votes
Approve 2006 Stock Incentive Plan	1,521,554	434,326	11,808	1,886,646

(e) The last proposal voted on was to ratify Amper, Politziner and Mattia P.C. ("Amper") as the Company's independent registered accounting firm. The vote was as follows:

	For	Against	Abstain	Broker Non-Votes
Ratify Amper as the Company's 2006 independent registered accounting firm	3,723,119	129,440	1,775	-

Item 6. Exhibits
(a)	Exhibits.
	31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Simon F. Nynens, the Chief Executive Officer (principal executive officer) of the Company.
	31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Kevin T. Scull, the Chief Accounting Officer (principal financial officer) of the Company.
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

PROGRAMMER'S PARADISE, INC.
August 3, 2006	By: /s/ Simon F. Nynens
Date	Simon F. Nynens President, Chief Executive Officer and Chairman of the Board

August 3, 2006	By: /s/ Kevin T. Scull
Date	Kevin T. Scull Vice President and Chief Accounting Officer