Form 10-Q
period 2006-09-30
Wayside Technology Group, Inc.
filed 2006-11-03
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from	to

Commission File No. 000-26408

Wayside Technology Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3136104
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1157 Shrewsbury Avenue, Shrewsbury, New Jersey 07702
(Address of principal executive offices)

Registrant's Telephone Number (732) 389-8950

Programmers Paradise, Inc.
(Former name, former address and former fiscal year, if changed since last report)

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

There were 4,539,310 outstanding shares of Common Stock, par value $.01 per share, as of November 1, 2006, not including 745,190 shares classified as treasury stock.

PART I - FINANCIAL INFORMATION

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
(FORMERLY PROGRAMMER'S PARADISE, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
	September 30, 2006 (Unaudited)	December 31, 2005

ASSETS
Current assets
Cash and cash equivalents	$11,193	$7,369
Marketable securities	9,011	7,884
Accounts receivable, net	22,345	21,185
Inventory - finished goods	999	1,956
Prepaid expenses and other current assets	825	688
Deferred income taxes, current	907	1,783
Total current assets	45,280	40,865

Equipment and leasehold improvements, net	509	434
Other assets	2,618	453
Deferred income taxes, net of current	2,704	2,516

Total assets	$51,111	$44,268

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$30,834	$25,751
Dividend payable	-	519
Total current liabilities	30,834	26,270

Other liabilities	56	-
Total liabilities	30,890	26,270

Commitments and contingencies

Stockholders' equity
Common stock, $.01 par value; authorized, 10,000,000 shares; issued 5,284,500 shares	53	53
Additional paid-in capital	29,272	30,948
Treasury stock, at cost, 749,190 shares and 1,289,665 shares, respectively	(2,047)	(3,620)
Accumulated deficit	(7,339)	(9,570)
Accumulated other comprehensive income	282	187
Total stockholders' equity	20,221	17,998
Total liabilities and stockholders' equity	$51,111	$44,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
(FORMERLY PROGRAMMER'S PARADISE, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Nine months ended September 30,		Three months ended September 30,
	2006	2005	2006	2005

Net sales	$125,479	$95,692	$48,679	$35,471

Cost of sales	113,196	85,016	44,299	31,594

Gross profit	12,283	10,676	4,380	3,877

Selling, general and administrative expenses	8,999	9,064	3,109	2,956

Income from operations	3,284	1,612	1,271	921

Interest income, net	501	218	222	79

Realized foreign exchange gain (loss)	2	(14)	1	10

Income before income tax provision	3,787	1,816	1,494	1,010

Provision for income taxes	1,556	728	635	407

Net income	$2,231	$1,088	$859	$603

Net income per common share - Basic	$0.54	$0.27	$0.20	$0.15

Net income per common share - Diluted	$0.50	$0.25	$0.19	$0.14

Weighted average common shares outstanding-	4,162	3,969	4,213	3,994
Basic
Weighted average common shares outstanding-	4,495	4,391	4,548	4,339
Diluted

Reconciliation to comprehensive income:

Net income	$2,231	$1,088	$859	$603
Other comprehensive income, net of tax:
Unrealized gain on marketable securities	21	14	6	8
Foreign currency translation adjustments	74	22	16	55
Total comprehensive income	$2,326	$1,124	$881	$666

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
(FORMERLY PROGRAMMER'S PARADISE, INC.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except share amounts)

Accumu-
lated other
		Additional		Accumu-	compre-
Common Stock		Paid-In	Treasury	lated	hensive
Shares	Amount	Capital	Stock	Deficit	Income	Total
Balance at January 1, 2006	5,284,500	$53	$30,948	$(3,620)	$(9,570)	$187	$17,998
Net income					2,231		2,231
Translation adjustment						74	74
Unrealized gain on available-
for sale securities						21	21
Exercise of stock options			62	660			772
Dividends paid			(1,710)				(1,710)
Tax benefit from exercises of
non-qualified stock options			736				736
Share-based compensation expense			156				156
Restricted stock grants			(920)	920			-
Treasury shares repurchased			-	(7)			(7)
Balance at September 30, 2006	5,284,500	$53	$29,272	$(2,047)	$(7,339)	$282	$20,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
(FORMERLY PROGRAMMER'S PARADISE, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

Nine months Ended
September 30,
2006	2005

Cash flows from operating activities
Net income	$2,231	$1,088
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	214	187
Provision for doubtful accounts	147	378
Deferred income taxes	1,424	745
Loss on disposal of fixed assets	6	-
Share-based compensation expense	156	-
Changes in operating assets and liabilities:
Accounts receivable	(3,449)	(3,681)
Inventory	957	160
Prepaid expenses and other current assets	(137)	224
Accounts payable and accrued expenses	5,083	3,088
Net change in other assets and liabilities	24	(1)
Net cash provided by operating activities	6,656	2,188

Cash flows from investing activities:
Purchases of available-for-sale securities	(13,056)	(11,102)
Redemptions of available-for-sale securities	11,950	9,800
Capital expenditures	(297)	(318)
Proceeds from sale of fixed assets	10	-
Net cash used in investing activities	(1,393)	(1,620)

Cash flows from financing activities:
Dividend paid	(2,228)	(1,379)
Proceeds from exercise of stock options	722	510
Treasury stock repurchased	(7)	-
Net cash used in financing activities	(1,513)	(869)

Effect of foreign exchange rate on cash	74	22

Net increase (decrease) in cash and cash equivalents	3,824	(279)
Cash and cash equivalents at beginning of period	7,369	4,888
Cash and cash equivalents at end of period	$11,193	$4,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
(FORMERLY PROGRAMMER'S PARADISE, INC.)
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

1.

At the Annual Meeting of Stockholders of Programmer's Paradise, Inc. held on June 14, 2006, the stockholders voted to change the name of our company to Wayside Technology Group, Inc. Our company filed a certificate of amendment of restated certificate of incorporation with the Secretary of State of Delaware on August 21, 2006 which changed its corporate name from Programmer's Paradise, Inc. to Wayside Technology Group, Inc. The accompanying unaudited condensed consolidated financial statements of Wayside Technology Group, Inc. and its Subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the opinion of the Company's management, all adjustments that are of a normal recurring nature, considered necessary for fair presentation, have been included. Actual results may differ from these estimates under different assumptions or conditions. The unaudited condensed consolidated statements of income for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K (under the previous name of Programmer's Paradise, Inc.) filed with the Securities Exchange Commission for the year ended December 31, 2005.

2.	In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements," which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of SFAS 157, but do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our consolidated financial position, results of operations, and cash flows.

3.

Assets and liabilities of the Company's Canadian subsidiary have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period. The revenue from our Canadian operations in the first nine months of 2006 increased by $4.9 million to $16.2 million as compared to the first nine months of 2005. The revenue from our Canadian operations increased by $1.2 million to $5.2 million in the third quarter of 2006 as compared to our third quarter of 2005.

4.

Cumulative translation adjustments and unrealized gains (losses) on available-for-sale securities have been classified within other comprehensive income, which is a separate component of stockholders' equity in accordance with FASB Statement No. 130, "Reporting Comprehensive Income".

5.

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

6.	Investments in available-for-sale securities at September 30, 2006 were (in thousands):

	Cost	Market value	Unrealized Gain
U.S. Government Securities	$8,909	$8,921	$12
Corporate Bonds & Other	90	$90	$-
Total Marketable Securities	$8,999	$9,011	$12

The cost and market value of the Company's investments at September 30, 2006 by contractual maturity were (in thousands):

	Cost	Estimated Fair Value
Due in one year or less	$ 8,999	$ 9,011

7.	Balance Sheet Detail - Other Assets (in thousands):

Other assets consisted of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005

Accounts Receivable - long-term	$2,545	$404
Security Deposits	56	35
Trademarks	17	14
Total	$2,618	$453

8.

Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed considering the potentially dilutive effect of outstanding stock options and nonvested shares of restricted stock. A reconciliation of the numerators and denominators of the basic and diluted per share computations follows (in thousands, except per share data):

Nine months	Three Months
ended	ended
September 30,	September 30,
	2006	2005	2006	2005
Numerator:
Net income	$2,231	$1,088	$859	$603
Denominator:
Weighted average shares (Basic)	4,162	3,969	4,213	3,994
Dilutive effect of outstanding options	333	422	335	345
and nonvested shares of restricted stock
Weighted average shares including	4,495	4,391	4,548	4,339
assumed conversions (Diluted)
Basic net income per share	$0.54	$0.27	$0.20	$0.15
Diluted net income per share	$0.50	$0.25	$0.19	$0.14

9.

The Company had two major vendors that accounted for 12.8% and 48.6% of total purchases, respectively, during the nine months ended September 30, 2006 and 13.3% and 56.4%, respectively, for the three months then ended. The Company had the same two major vendors that accounted for 18.6% and 32.8% of total purchases, respectively, during the nine months ended September 30, 2005 and 14.9% and 36.4%, respectively, for the three months then ended. The Company had one major customer that accounted for 12.4% and 15.7% of total net sales during the nine and three months ended September 30, 2006, respectively, and 6.2% of total net accounts receivable as of September 30, 2006. That same major customer accounted for 13.9% and 14.5% of total net sales during the nine and three months ended September 30, 2005.

10.

For the quarter ended September 30, 2006, the Company recorded a provision for income taxes of $635,000, which consists of a provision of $128,000 for U.S. federal income taxes as well as a $18,000 provision for state and local taxes and $10,000 for Canadian taxes, and a deferred tax expense of $479,000. For the quarter ended September 30, 2005, the Company recorded a provision for income taxes of $407,000, which consisted of a provision of $317,000 for deferred income taxes as well as a $66,000 provision for U.S. state taxes and a provision of $24,000 for Canadian taxes. For the nine months ended September 30, 2006, the Company recorded a provision for income taxes of $1,556,000 which consists of a provision of $670,000 for U.S. federal income taxes as well as a $110,000 provision for state and local taxes and $87,000 for Canadian taxes and a deferred tax expense of $689,000. For the nine months ended September 30, 2005, the Company recorded a provision for income taxes of $728,000, which consists of a provision of $210,000 for U.S. federal income taxes as well as a provision of $487,000 for deferred income taxes and $100,000 for state and local taxes offset by a benefit of $69,000 for Canadian taxes.

As of September 30, 2006, the Company had a U.S. deferred tax asset of approximately $3.6 million reflecting, in part, a benefit of $1.7 million in U.S. federal and state tax loss carry forwards, which will expire in varying amounts between 2006 and 2025. The full realization of the tax benefit associated with the carry forwards depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

The effective tax rates for the nine and three months ended September 30, 2006 was 41.1% and 42.5%, respectively, due to the impact of the federal alternative minimum tax.

11.	The Company has stockholder-approved stock incentive plans for employees and directors. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS" or "Statement") No. 123, "Accounting for Stock-Based Compensation. Effective January 1, 2006, we adopted SFAS No. 123(R), "Share-Based Payment," using the modified prospective transition method. Under the modified prospective transition method, recognized compensation cost for the nine months ended September 30, 2006 includes 1) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123; and 2) compensation cost for all share-based payments granted on or after December 31, 2005, based on the grant date fair value estimated in accordance with Statement 123(R). In accordance with the modified prospective method, we have not restated prior period results.

At the annual stockholder's meeting held on June 14, 2006, the Company's stockholders approved the 2006 Stock-Based Compensation Plan (the "2006 Plan"). The 2006 Plan authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses, and other equity-based awards. The number of shares of Common Stock initially available under the 2006 Plan is 800,000. In August of 2006, the Company granted a total of 315,000 shares of restricted common stock to officers, directors and employees. Included in this grant were 200,000 restricted shares granted to the Company's CEO in accordance with his employment agreement. These 200,000 restricted shares vest over 120 months. The remaining shares granted vest over 60 months. The number of shares of common stock available for future award grants to employees and directors under this plan is 485,000.

Changes during 2006 in options outstanding for the combined plans were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at January 1, 2006	892,890	$6.46
Granted in 2006	-	-
Canceled in 2006	-	-
Exercised in 2006	(226,000)	3.19
Outstanding at September 30, 2006	666,890	7.57	7.1
Exercisable at September 30, 2006	664,190	7.59	7.1

A summary of nonvested shares of restricted stock awards outstanding under the Company's 2006 Plan as of September 30, 2006, and changes during the year then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2006	-	$-
Granted in 2006	315,000	13.68
Vested in 2006	(10,750)	13.77
Forfeited in 2006	-	-
Nonvested shares at Sept. 30, 2006	304,250	13.68

As of September 30, 2006, there is approximately $4.2 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 7.91 years.

For the nine months and three months ended September 30, 2006, we recognized share-based compensation cost of approximately $156,000 and $149,000, respectively, which is included in general and administrative expenses. The Company does not capitalize any share-based compensation cost.

For the nine month period ended September 30, 2005, the table below shows the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

Nine months Ended
September 30,
2005
Net income - as reported	$1,088
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(290)
Pro forma net income	$798
Net income per share:
Basic earnings per share - as reported	$0.27
Basic earnings per share - pro forma	$0.20
Net income per share:
Diluted earnings per share - as reported	$0.25
Diluted earnings per share - pro forma	$0.18

12.

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

The following segment reporting information of the Company is provided (in thousands):

	Nine months ended		Three months ended
	September 30,		September 30,
Revenue:	2006	2005	2006	2005

Programmer's Paradise	$41,987	$39,931	$17,225	$13,986
Lifeboat	83,492	55,761	31,454	21,485
	125,479	95,692	48,679	35,471
Gross Profit:
Programmer's Paradise	$5,600	$5,502	$2,099	$1,927
Lifeboat	6,683	5,174	2,281	1,950
	12,283	10,676	4,380	3,877
Direct Costs:
Programmer's Paradise	$2,815	$3,288	$937	$1,093
Lifeboat	1,502	1,299	555	412
	4,317	4,587	1,492	1,505
Income Before Taxes:
Programmer's Paradise	2,785	2,214	1,162	834
Lifeboat	5,181	3,875	1,726	1,538
Segment Income	7,966	6,089	2,888	2,372

General and administrative	4,682	4,477	1,617	1,451
Interest income	501	218	222	79
Foreign currency translation gain (loss)	2	(14)	1	10
Income before taxes	$3,787	$1,816	$1,494	$1,010

Selected Assets By Segment:
Programmer's Paradise	9,251	8,368
Lifeboat	14,093	10,481
Segment Select Assets	$23,344	$18,849

Consolidated total other assets include corporate assets of $27,767 and $17,668 at September 30, 2006, and 2005, respectively.

13.

The Company applied SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities" effective for exit or disposal activities. Under SFAS 146, a liability for the costs associated with an exit or disposal activity is recorded when the liability is incurred.

During the second quarter of 2006, the Company made the decision to close down and sublease it sales office in Hauppauge, New York. Based on forecasted sublease income compared to estimated expenses, the Company recorded a liability and took a charge of approximately $97,000 during the second quarter of 2006.

14.	Certain reclassifications have been made to the prior year financial statement in order to conform to current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Certain Factors Affecting Operating Results" and elsewhere in this report. The following discussion should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K (filed under our Company's previous name of Programmer's Paradise, Inc.) filed with the Securities and Exchange Commission for the year ended December 31, 2005.

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

The Company's sales and results of operations have fluctuated and are expected to continue to fluctuate on a quarterly basis as a result of a number of factors, including: the loss of any major vendor; condition of the software industry in general; shifts in demand for software products; industry shipments of new software products or upgrades; the timing of new merchandise and catalog offerings; fluctuations in response rates; fluctuations in postage, paper, shipping and printing costs and in merchandise returns; adverse weather conditions that affect response, distribution or shipping; shifts in the timing of holidays; and changes in the Company's product offerings. The Company's operating expenditures are based on sales forecasts. If revenues do not meet expectations in any given quarter, operating results may be materially adversely affected.

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statements of income expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Nine months ended		Three months ended
	September 30,		September 30,
	2006	2005	2006	2005

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	90.2	88.8	91.0	89.1
Gross profit	9.8	11.2	9.0	10.9
Selling, general and administrative expenses	7.2	9.5	6.4	8.3
Income from operations	2.6	1.7	2.6	2.6
Interest income, net	0.4	0.2	0.5	0.2
Realized foreign exchange gain(loss)	0.0	0.0	0.0	0.0
Income before income taxes	3.0	1.9	3.1	2.8
Provision for income taxes	1.2	0.8	1.3	1.1
Net income	1.8%	1.1%	1.8%	1.7%

Net Sales

Net sales for the third quarter of 2006 increased 37% or $13.2 million to $48.7 million compared to $35.5 million for the same period in 2005. Total sales for the third quarter of 2006 for our Programmer's Paradise segment were $17.2 million compared to $14.0 million in the third quarter of 2005, representing a 23% increase. Total sales for the third quarter of 2006 for our Lifeboat segment were $31.5 million compared to $21.5 million in the third quarter of 2005, representing a 46% increase. For the nine months ended September 30, 2006, net sales increased by $29.8 million to $125.5 million or 31% compared to the same period in 2005. Sales for the nine months ended September 30, 2006 for our Programmer's Paradise segment were $42.0 million compared to $39.9 million in the same period last year. Sales for the nine months ended September 30, 2006 for our Lifeboat segment were $83.5 million compared to $55.8 million in the same period last year.

Sales from our Lifeboat segment showed strong growth. The 46% increase in net sales in the third quarter of 2006 compared to 2005 was mainly a result of our continued focus on the expanding virtual infrastructure-centric business as well as strengthening our account penetration.

Sales from our Programmer's Paradise segment also showed strong growth. The 23% increase in net sales in the third quarter of 2006 was mainly a result of our renewed focus on our core business of marketing and selling technical software, tools and components, the ability to finance large software deals and increased productivity of our account representatives.

Gross Profit

Gross Profit for the quarter ending September 30, 2006 was $4.4 million compared to $3.9 million in the third quarter of 2005, a 13% increase. Total gross profit for our Programmer's Paradise segment was $2.1 million compared to $1.9 million in the third quarter of 2005, representing a 9% increase. Total gross profit for our Lifeboat segment was $2.3 million compared to $2.0 million in the third quarter of 2005, representing a 17% increase. For the nine month period ended September 30, 2006, gross profit in absolute dollars increased $1.6 million to $12.3 million compared to $10.7 million in the same period in 2005. Programmer's Paradise gross profit for the nine months ended September 30, 2006 was $5.6 million compared to $5.5 million during the same period in 2005. Lifeboat's gross profit in absolute dollars for the nine months ended September 30, 2006, was $6.7 million compared to $5.2 million during the same period in 2005.

Gross profit margin, as a percentage of net sales, for the quarter ending September 30, 2006 was 9.0% compared to 10.9% in the third quarter of 2005. Gross profit margin for our Programmer's Paradise segment was 12.2% compared to 13.8% in the third quarter of 2005. Gross profit margin for our Lifeboat segment was 7.3% compared to 9.1% in the third quarter of 2005. Gross profit margin as a percentage of net sales, for the nine months ended September 30, 2006 was 9.8% compared to 11.2% in the same period in 2005.

The increase in gross profit dollars and the decrease in gross profit margin as a percentage of net sales are primarily caused by the aggressive sales growth within our Lifeboat segment. Gross profit margin for our Lifeboat segment was 7.3% compared to 12.2% for our Programmer's Paradise segment in the third quarter of 2006. The decrease in gross margin of our Lifeboat segment to 7.3% from 9.1% in the third quarter of 2005 mainly reflects the competitive nature of our business and a shift in our product mix. We also won several large bids based on our aggressive pricing and we plan to continue to do so.

On a forward-looking basis, gross profit margin in future periods may be less than that achieved in the third quarter of 2006. We have several initiatives to increase gross margin percentages, including increased management control over pricing, a focus on high margin products and/or markets and selling services. However, we do not expect these initiatives to have an immediate positive impact on our gross margin percentages. The objective of these initiatives is to slow the decline in our gross margin percentage.

We also assess the impact of large bids and the continued growth of our Lifeboat distribution segment with lower gross margins on the overall profitability of our Company. We foresee possible pressure on gross profit margins as a result of various factors, including the continued strong growth of our Lifeboat segment, participation by vendors in inventory price protection and rebate programs, product mix, including software maintenance and third party services, pricing strategies, market conditions and other factors, any of which could result in a reduction of gross profit margins below those realized in the third quarter of 2006.

Selling, General and Administrative Expenses

Total selling, general, and administrative ("SG&A") expenses for the third quarter of 2006 were $3.1 million compared to $3.0 million in the third quarter of 2005 or an increase of $0.1 million. This increase is mainly due to the stock compensation expense of $0.2 million and an increase in our reserve for bad debts of $0.1 million offset by a decrease of $0.2 million for employee related expenses (salaries, commissions and benefits). As a percentage of net sales, SG&A expenses for the third quarter of 2006 were 6.4% compared to 8.3% in the third quarter of 2005. For the nine months ended September 30, 2006 and 2005 SG&A expenses were $9.0 million. As a percentage of net sales, SG&A expenses for the first nine months of 2006 were 7.2% compared to 9.5% in the same period last year.

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

Foreign Currency Transactions Gain (Loss)

The realized foreign exchange gain for the quarter ended September 30, 2006 was $1,000 compared to a gain of $10,000 for the same period in 2005. For the nine months ended September 30 2006, the realized foreign exchange gain was $2,000 compared to a loss of $14,000 in the same period last year. Foreign exchange gains and losses primarily result from our trade activity with our Canadian subsidiary. Although the Company does maintain bank accounts in Canadian currencies to reduce currency exchange fluctuations, the Company is, nevertheless, subject to risks associated with such fluctuations.

Income Taxes

For the quarter ended September 30, 2006, the Company recorded a provision for income taxes of $635,000, which consists of a provision of $128,000 for U.S. federal income taxes as well as a $18,000 provision for state and local taxes and $10,000 for Canadian taxes, and a deferred tax expense of $479,000. For the quarter ended September 30, 2005, the Company recorded a provision for income taxes of $407,000, which consisted of a provision of $317,000 for deferred income taxes as well as a $66,000 provision for U.S. state taxes and a provision of $24,000 for Canadian taxes. For the nine months ended September 30, 2006, the Company recorded a provision for income taxes of $1,556,000 which consists of a provision of $670,000 for U.S. federal income taxes as well as a $110,000 provision for state and local taxes and $87,000 for Canadian taxes and a deferred tax expense of $689,000. For the nine months ended September 30, 2005, the Company recorded a provision for income taxes of $728,000, which consists of a provision of $210,000 for U.S. federal income taxes as well as a provision of $487,000 for deferred income taxes and $100,000 for state and local taxes offset by a benefit of $69,000 for Canadian taxes.

As of September 30, 2006, the Company had a U.S. deferred tax asset of approximately $3.6 million reflecting, in part, a benefit of $1.7 million in U.S. federal and state tax loss carry forwards, which will expire in varying amounts between 2006 and 2025. The full realization of the tax benefit associated with the carry forwards depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

The effective tax rates for the nine and three months ended September 30, 2006 was 41.1% and 42.5%, respectively, due to the impact of the federal alternative minimum tax.

Liquidity and Capital Resources

During the first nine months of 2006 our cash and cash equivalents increased by $3.8 million to $11.2 million at September 30, 2006, from $7.4 million at December 31, 2005. During the first nine months of 2006, net cash provided by operating activities amounted to $6.7 million; net cash used in investing activities amounted to $1.4 million and net cash used in financing activities amounted to $1.5 million.

Net cash provided by operating activities in the first nine months of 2006 was $6.7 million and primarily resulted from our net income excluding non-cash charges which totaled $4.2 million, a $5.1 million increase in accounts payable, a $1.0 million decrease in inventory offset by a $3.5 million increase in accounts receivable.

Net cash used in investing activities in the first nine months of 2006 amounted to $1.4 million. In light of the current low interest rates on our short-term savings accounts we decided to invest an additional net $1.1 million in U.S. government securities. These securities are highly rated and highly liquid. These securities are classified as available-for-sale securities in accordance with SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities", and as a result, unrealized gains and losses are reported as part of other comprehensive income (loss). The remaining $0.3 million of cash used in investing activities consisted of capital expenditures.

Net cash used for financing activities in the first nine months of 2006 was $1.5 million which consisted of the $2.2 million payment of our declared dividends, which was partly offset by the proceeds from the exercise of options.

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

Contractual Obligations as of September 30, 2006 were summarized as follows:

(Dollars in thousands)

Payment due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Leases	$2,032	$325	$938	$719	$50
Purchase Obligations	-	-	-	-	-
Other Long term Obligations	-	-	-	-	-
Total Contractual Obligations	$2,032	$325	$938	$719	$50

Operating leases primarily relates to the leases of the space used for our operations in Shrewsbury, New Jersey, and Mississauga, Canada. In the third quarter of 2006, the Company extended the lease on our Shrewsbury location for an additional fifty months extending the lease until December 2012. During the second quarter of 2006, the Company made the decision to close down and sublease it sales office in Hauppauge, New York. The table above includes minimum rent payments for the Hauppauge office net of sublease income. The commitments for operating leases include the minimum rent payments and a proportionate share of operating expenses and property taxes.

The Company is not committed by lines of credit or standby letters of credit, and has no standby repurchase obligations or other commercial debt commitments. The Company is not engaged in any transactions with related parties.

As of September 30, 2006, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" as of September 30, 2006. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Accounting Officer (principal financial officer). As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Accounting Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation during the quarter ended September 30, 2006 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5. Other Information

Effective as of July 27, 2006, the Company extended its lease at its facilities located at 1157 Shrewsbury Avenue, Shrewsbury, New Jersey for fifty months until December 31, 2012 by entering into the Modification of Lease (the "Lease Extension") with SBC Holdings L.P. (successor in interest to Robert C. Baker). Under the Lease Extension, the Company is required to pay $225,000 annually for the term of such extension. The Lease Extension also provides the Company with (i) an option to extend the lease term for an additional three year period whereupon the annual lease payment shall be adjusted pursuant to a prescribed price index, (ii) a reimbursement by the landlord for certain improvements made to the facilities (including limited rental credits if the amounts expended by the Company to make such improvements are less than the prescribed limits), and (iii) lease payment terms with respect to the month to month rental payments due and payable after the expiration of the extended lease term.

Item 6. Exhibits
(a)	Exhibits.

	3.1(a)	Certificate of Amendment to Restated Certificate of Incorporation of the Company.
10.42(a)	Modification of Lease, made as of July 27, 2006, by and between SBC Holdings L.P. (successor in interest to Robert C. Baker) and the Company.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Simon F. Nynens, the Chief Executive Officer (principal executive officer) of the Company.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Kevin T. Scull, the Chief Accounting Officer (principal financial officer) of the Company.

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

WAYSIDE TECHNOLOGY GROUP, INC

November 3, 2006	By:	/s/ Simon F. Nynens
Date		Simon F. Nynens, Chairman of the Board,
President and Chief Executive Officer

November 3, 2006	By:	/s/ Kevin T. Scull
Date		Kevin T. Scull, Vice President
and Chief Accounting Officer