Form 10-K
period 2006-12-31
Wayside Technology Group, Inc.
filed 2007-03-12
CIK 945983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to _______________

Commission file number: 000-26408

WAYSIDE TECHNOLOGY GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3136104
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

1157 Shrewsbury Avenue, Shrewsbury, New Jersey	07702
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 389-8950

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	The Nasdaq Global Market

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

          Large accelerated filer   ☐            Accelerated filer  ☐             Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

          The aggregate market value of the Common Stock held by non-affiliates of the Registrant computed by reference to the closing sale price for the Registrant’s Common Stock as of June 30, 2006 the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on The NASDAQ Capital Market, was approximately $50,894,693. (In determining the market value of the Common Stock held by any non-affiliates, shares of Common Stock of the Registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of Common Stock of the Registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.)

          The number of shares outstanding of the Registrant’s Common Stock as of March 7, 2007 was 4,666,636 shares.

          Documents Incorporated by Reference: Portions of the Registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed on or before April 30, 2007 are incorporated by reference into Part III of this Report.

PART I

Item 1 Business

General

          Wayside Technology Group, Inc. (the “Company”)  formerly known as Programmer’s Paradise, Inc. changed its name to Wayside Technology Group, Inc. in August 2006. The Company is a marketer of software in the United States and Canada targeting software development and information technology professionals within enterprise organizations.

          Wayside Technology Group, Inc. was incorporated in Delaware in 1982. Our Common Stock is listed on The NASDAQ Global Market under the symbol “WSTG”. Our main Web site addresses are www.waysidetechnology.com, www.programmers.com, www.lifeboatdistribution.com, and www.techxtend.com. Information on our Web sites should not be considered filed with the Securities and Exchange Commission. Information contained on our Web sites is not, and should not be deemed to be, a part of this report.

     The Company markets software to software development and information technology professionals in the United States and Canada. It operates through two segments, Programmer’s Paradise and Lifeboat. The Programmer’s Paradise segment sells technical software, hardware, and services for microcomputers, servers, and networks to individual programmers, corporations, government agencies, and educational institutions. The Lifeboat segment distributes technical software to corporate resellers, value-added resellers, consultants, and systems integrators.

The Company’s catalogs are full color “magalogs” and offer some of the most complete collections of microcomputer technical software, including programming languages, tools, utilities, libraries, development systems, interfaces and communication products.

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

          There can be no assurance that the Company can compete effectively against existing competitors or new competitors that may enter the market and generate profit margins which represent a fair return to the Company. In addition, price is an important competitive factor in the personal computer software market and there can be no assurance that the Company will not be subject to increased price competition. An increase in the amount of competition faced by the Company, or its failure to compete effectively against its competitors, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

          The manner in which software products are distributed and sold is changing, and new methods of distribution and sale may emerge or expand. Software developers and publishers have sold, and may intensify their efforts to sell, their products directly to end-users. The evolution of the Internet as a viable platform in which to conduct e-commerce business transactions has both lowered the barriers for competition and broadened customer access to products and information. From time to time, certain software developers and publishers have instituted programs for the direct sale of large order quantities of software to certain major corporate accounts. These types of programs may continue to be developed and used by various developers and publishers. While Microsoft and other vendors currently sell new releases or upgrades directly to end users, they have not attempted to completely bypass the reseller channel. Future efforts by such entities to bypass third-party sales channels could materially and adversely affect the Company’s result of operations.

          In addition, resellers and publishers may attempt to increase the volume of software products distributed electronically through ESD (Electronic Software Distribution) technology, through subscription services, and through on-line shopping services. Any of these competitive programs, if successful, could have a material adverse effect on the Company’s result of operations.

Products

          The Company offers a wide variety of products from a broad range of publishers and manufacturers, including Microsoft, Computer Associates, IBM, VMware, Borland, Quest software, Compuware, Infragistics, ComponentOne, Macrovision, and Adobe. On a continuous basis, new products are screened for inclusion in our catalogs and Web sites based on their features, quality, price, profit margins and warranties, as well as on current sales trends. Since the Company predominantly sells software, hardware and peripherals represented 2%, 5% and 6%, respectively, of our overall revenue in 2006, 2005 and 2004.

Marketing and Distribution

          We market products through creative marketing communications, our catalogs, our Web sites, industry magazines, and national trade shows. We also use direct e-mail and printed material to introduce new products and upgrades, to cross-sell products to current customers, and to educate and inform. We believe that our catalogs are important marketing vehicles for software publishers and manufacturers. These catalogs provide a cost-effective and service-oriented means to market, sell and fulfill software products. The Company has two primary catalogs: Programmer’s Paradise, targeting software developers; and Corporate Developer’s Paradise, targeting information technology professionals working in large corporations. These catalogs are full color “magalogs” that combine traditional catalog sales offerings with detailed product descriptions and announcements, and which contain cooperative vendor advertising.

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

          One customer, CDW Corporation, accounted for 15.8%, 14.2%, and 12.7% of consolidated net sales in 2006, 2005, and 2004, respectively, and 8.6% and 7.2% of accounts receivable as of December 31, 2006 and 2005 respectively. Our top five customers accounted for 28%, 27%, and 22% of consolidated net sales in 2006, 2005, and 2004, respectively. The Company generally ships products within 48 hours of confirming a customer’s order. This allows for minimum backlog in the business.

          Canadian sales represented 13% of consolidated revenues in 2006 as compared to 12% in 2005, and 11% in 2004.(for geographic financial information, please refer to Note 9 to our Notes to Consolidated Financial Statements).

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

Purchasing and Fulfillment

          The Company’s success is dependent, in part, upon the ability of its suppliers to develop and market products that meet the changing requirements of the marketplace. The Company believes it enjoys good relationships with its vendors. The Company and its principal vendors have cooperated frequently in product introductions and in other marketing programs. As is customary in the industry, the Company has no long-term supply contracts with any of its suppliers. Substantially all the Company’s contracts with its vendors are terminable upon 30 days’ notice or less. The manner in which software products are distributed and sold is changing, and new methods of distribution and sale may emerge or expand. Software publishers have sold, and may intensify their efforts to sell, their products directly to end-users. The Company’s business and results of operations may be adversely affected if the terms and conditions of the Company’s authorizations with its vendors were to be significantly modified or if certain products become unavailable to the Company.

          We believe that effective purchasing from a diverse vendor base is a key element of our business strategy. For the year ended December 31, 2006, Ingram Micro and VMware were the only individual vendors from whom our purchases exceeded 10% of total purchases.  For the year ended December 31, 2006, 2005, and 2004, Ingram Micro accounted for 11.2%, 17.5%, and 25.0%, respectively of total purchases. VMware accounted for 53.4%, 35.1%, and 22.9% respectively, of total purchases. The loss of these vendors, or any other key vendor, could have an adverse effect on the Company.

          In 2006, the Company purchased approximately 86% of its purchases directly from manufacturers and publishers and the balance from multiple distributors, as compared to 79% in 2005, and 72% in 2004. Most suppliers or distributors will “drop ship” products directly to the customers, which reduces physical handling by the Company. These inventory management techniques allow the Company to offer a greater range of products without increased inventory requirements.

          Inventory levels may vary from period to period, due in part to increases or decreases in sales levels, the Company’s practice of making large-volume purchases when it deems the terms of such purchases to be attractive, and the addition of new suppliers and products. Moreover, the Company’s order fulfillment and inventory control allow the Company to order certain products just in time for next day shipping. The Company promotes the use of electronic data interchange (“EDI”) with its suppliers, which helps reduce overhead and the use of paper in the ordering process. Although brand names and individual products are important to our business, we believe that competitive sources of supply are available for substantially all product categories we carry.

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

Trademarks

          The Company conducts its business under the various trademarks and service marks of Programmer’s Paradise, the “Island Man” cartoon character logo, and Lifeboat. The Company protects these trademarks and service marks and believes that they have significant value and are important factors in its marketing programs.

Employees

          As of December 31, 2006, Wayside Technology Group, Inc. and its subsidiaries had 97 full-time and 2 part-time employees. The Company is not a party to any collective bargaining agreements with its employees, has experienced no work stoppages and considers its relationships with its employees to be satisfactory.

Executive Officers of the Company

          Set forth below are the name, age, present title, principal occupation and certain biographical information for our executive officers as of February 1, 2007, all of whom have been appointed by and serve at the discretion of our board of directors.

Name	Age	Position

Simon F. Nynens	35	President and Chief Executive Officer
Jeffrey C. Largiader	50	Vice President – Sales & Marketing
Daniel T. Jamieson	49	Vice President and General Manager-Lifeboat
Vito Legrottaglie	43	Vice President - Information Systems
Kevin T. Scull	41	Vice President and Chief Accounting Officer

Simon F. Nynens was appointed President and Chief Executive Officer in January 2006. Mr. Nynens also serves on the Board of Directors and was named Chairman in June 2006. He previously held the position of Executive Vice President and Chief Financial Officer since June 2004. Previously, Mr. Nynens served as Vice President and Chief Financial Officer since January 2002. Prior to that appointment, he served as the Vice President and Chief Operating Officer of the Company’s European operations.

          Jeffrey C. Largiader was appointed Vice President-Sales & Marketing in April 2003. Mr. Largiader has served as the Vice-President - Marketing since 1989.

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

          Kevin T. Scull was appointed Vice President and Chief Accounting Officer in January 2006. He previously held the position as Corporate Controller of the Company since January 2003. Prior to joining Wayside Technology Group, Inc., Mr. Scull previously worked for Niksun Inc. as Accounting Manager since January 2001 and prior to that he worked for Telcordia Inc. since December 2000 as Manager of Accounting Policies.

Available Information

          Under the Securities Exchange Act of 1934, the Company is required to file annual, quarterly and current reports, proxy and information statements and other information with the SEC. You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for further information about the public reference room.  The SEC maintains a web site at http:  www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The Company files electronically with the SEC. The Company makes available, free of charge, through its internet web site its reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with the SEC. The following address for the Company’s web site includes a hyperlink to those Reports: http://www.waysidetechnology.com/financial.aspx. The information contained on our website is not part of, and is not incorporated in, this or any other report we file with or furnish to the SEC.

          In January 2004, we adopted a Code of Ethical Conduct. The full text of the Code of Ethical Conduct, which applies to all employees, officers and directors of the Company, including our Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer is available at our web site, http://www.waysidetechnology.com/ethics.aspx. The Company intends to disclose any amendment to, or waiver from, a provision of the Code of Ethical Conduct that applies to our Chief Executive Officer, Chief Accounting Officer or Controller on our investor relations web site.

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

     We rely on our suppliers for product availability, marketing funds, purchasing incentives and competitive products to sell. We acquire products for resale both directly from manufacturers and indirectly through distributors. The loss of a supplier could cause a disruption in the availability of products. Additionally, there is no assurance that as manufacturers continue to sell directly to end users and through the distribution channel, they will not limit or curtail the availability of their product to resellers like us. Our inability to obtain a sufficient quantity of product, or an allocation of products from a manufacturer in a way that favors one of our competitors relative to us, could cause us to be unable to fill clients’ orders in a timely manner, or at all, which could have a material adverse effect on our business, results of operations and financial condition.

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

Item 2 Properties

          The Company leases 18,000 square feet of space in Shrewsbury, New Jersey for its corporate headquarters and warehouse under a lease expiring in December 2012.  Total annual rent expense for these premises is approximately $225,000. Additionally, the Company leases two buildings with approximately 3,600 and 3,700 square feet of office and warehouse space in Mississauga, Canada, under  leases, which expire July 31, 2007 and November 30, 2007, respectively. Total annual rent expense for these premises is approximately $75,000. We believe that each of the properties is in good operating condition and such properties are adequate for the operation of the Company’s business as currently conducted.

Item 3 Legal Proceedings

There are no legal proceedings pending against the Company or any of its subsidiaries.

Item 4 Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of 2006 to a vote of security holders.

PART II

Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          Wayside Technology Group, Inc. Common Stock, par value $0.01, trades on The NASDAQ Global Market under the symbol “WSTG. The Company’s Common Stock traded under the Company’s former name Programmer’s Paradise Inc., and  ticker symbol “PROG” until August 23, 2006. The Company was listed on the NASDAQ Capital Market up until December 21, 2006 at which time its stock was transferred to the NASDAQ Global Market.  Following is the range of low and high closing prices for our Common Stock as reported on The NASDAQ Global and Capital Markets.

	High	Low

2006
First Quarter	$13.320	$10.500
Second Quarter	14.190	12.740
Third Quarter	15.050	13.310
Fourth Quarter	16.200	13.400
2005
First Quarter	$14.790	$11.250
Second Quarter	12.600	8.210
Third Quarter	11.160	8.820
Fourth Quarter	12.670	9.300

          In 2006, we declared quarterly dividends totaling $0.54 per share on our Common Stock. These dividends are reflected in the financial statements as a reduction in additional paid in capital.

          During 2006, we issued 290,555 shares of our Common Stock from treasury stock to employees and former employees, pursuant to the exercise of incentive stock options granted to them prior to 2006 under the Company’s stock option plans. During 2006, the company also granted from treasury stock 315,000 shares of restricted common stock to officers, directors and employees under the Company’s 2006 Stock-Based Compensation Plan.

          In 2005, we declared quarterly dividends totaling $0.49 per share on our Common Stock. These dividends are reflected in the financial statements as a reduction in additional paid in capital.

          During 2005, we issued 128,425 shares of our Common Stock from treasury stock to employees and former employees, pursuant to the exercise of incentive stock options granted to them prior to 2005 under the Company’s stock option plans.

          As of February 27, 2007 there were approximately 42 record holders of our Common Stock.

STOCK PRICE PERFORMANCE GRAPH

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return of the S&P Midcap 400 Index and the S&P 500 Computer and Electronics Retail Index for the period commencing December 31, 2001 and ending December 31, 2006, assuming $100 was invested on December 31, 2001 and the reinvestment of dividends.

INDEXED RETURNS

	Base Period Dec01	Years Ending

Company / Index		Dec02	Dec03	Dec04	Dec05	Dec06

WAYSIDE TECHNOLOGY GROUP INC	100	72.96	283.33	634.29	535.51	704.75
S&P MIDCAP 400 INDEX	100	85.49	115.94	135.05	152.00	167.69
S&P 500 COMPUTER & ELECTRONICS RETAIL	100	51.47	99.93	116.66	122.88	130.19

Item 6 Selected Financial Data

          The following tables set forth, for the periods indicated, selected consolidated financial and other data for Wayside Technology Group, Inc. and its subsidiaries. You should read the selected consolidated financial and other data below in conjunction with our consolidated financial statements and the related notes and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K

	Year Ended December 31,

	2002	2003	2004	2005	2006

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$65,157	$69,569	$103,582	$137,655	$182,319
Cost of sales	56,540	60,609	91,243	122,685	165,350

Gross profit	8,617	8,960	12,339	14,970	16,969
Selling, general and administrative expenses	8,926	8,143	10,173	12,203	12,163
Settlement of escrow	348	—	—	—	—

Income (loss) from operations	(657)	817	2,166	2,767	4,806
Other income, net	415	230	112	300	741

Income (loss) before income taxes	(242)	1,047	2,278	3,067	5,547
Income tax provision (benefit)	(270)	81	(4,044)	414	2,279

Net income	$28	$966	$6,322	$2,653	$3,268

Net income per share:
Basic	$0.01	$0.26	$1.65	$0.67	$0.78

Diluted	$0.01	$0.25	$1.51	$0.61	$0.72

Weighted average common shares outstanding:
Basic	4,459	3,724	3,828	3,976	4,191

Diluted	4,480	3,900	4,180	4,384	4,521

	December 31,

	2002	2003	2004	2005	2006

Balance Sheet Data:
Cash and cash equivalents	$6,072	$5,878	$4,888	$7,369	$13,832
Marketable securities	5,110	5,033	6,595	7,884	7,032
Working capital	11,167	10,703	12,756	14,595	16,471
Total assets	19,468	20,489	32,914	44,268	57,281
Total stockholders’ equity	11,696	11,195	16,495	17,998	21,298

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following management’s discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto.

Overview

As from January 1, 2006 we have organized our Company into two reportable operating segments — the “Programmer’s Paradise” segment, which sells technical software, hardware and services directly to end-users (such as individual programmers, corporations, government agencies, and educational institutions) and the “Lifeboat” segment, which distributes technical software to corporate resellers, VARs, consultants and systems integrators.

We offer a wide variety of technical and general business application software from a broad range of publishers and manufacturers. We market these products through our well-known catalogs, direct mail programs, advertisements in trade magazines, as well as through Internet and e-mail promotions.

Forward-looking Statements

          This report includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Statements in this report regarding future events or conditions, including statements regarding industry prospects and the Company’s expected financial position, business and financing plans, are forward-looking statements.

          Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. We strongly urge current and prospective investors to carefully consider the cautionary statements and risks contained in this report. Such risks include, but are not limited to, the continued acceptance of the Company’s distribution channel by vendors and customers, the timely availability and acceptance of new products, contribution of key vendor relationships and support programs, as well as factors that affect the software industry generally.

          The Company operates in a rapidly changing business, and new risk factors emerge from time to time. Management cannot predict every risk factor, nor can it assess the impact, if any, of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements.

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

          Stock Volatility. The technology sector of the United States stock markets has experienced substantial volatility in recent periods. Numerous conditions, which impact the technology sector or the stock market in general or the Company in particular, whether or not such events relate to or reflect upon the Company’s operating performance, could adversely affect the market price of the Company’s Common Stock. Furthermore, fluctuations in the Company’s operating results, announcements regarding litigation, the loss of a significant vendor, increased competition, reduced vendor incentives and trade credit, higher postage and operating expenses, and other developments, could have a significant impact on the market price of the Company’s Common Stock.

Financial Overview

          We reported a net income of $3.3 million for the year 2006 as compared to a net income of $2.7 million in 2005. Our income before income taxes increased by $2.5 million but this was partly offset by the $1.9 million dollar increase in taxes because in 2005, we reversed our $0.9 million balance of our deferred tax valuation allowance by reducing income tax expense.

          Income from operations amounted to $4.8 million in 2006 as compared to $2.8 million in 2005, an increase of $2.0 million in 2006, as compared to 2005. Gross profit increased by $2.0 million dollars.      This additional gross profit increased our income from operations since Selling, General and Administrative (SG&A) expenses were substantially unchanged when compared to 2005.

          The Company’s sales, gross profit and results of operations have fluctuated and are expected to continue to fluctuate on a quarterly basis as a result of a number of factors, including: the condition of the software industry in general; shifts in demand for software products; industry shipments of new software products or upgrades; the timing of new merchandise and catalog offerings; fluctuations in response rates; fluctuations in postage, paper, shipping and printing costs and in merchandise returns; adverse weather conditions that affect response, distribution or shipping; shifts in the timing of holidays; and changes in the Company’s product offerings. The Company’s operating expenditures are based on sales forecasts. If revenues do not meet expectations in any given quarter, operating results may be materially adversely affected.

Results of Operations

          The following table sets forth for the years indicated the percentage of net sales represented by selected items reflected in the Company’s Consolidated Statements of Operations. The year-to-year comparison of financial results is not necessarily indicative of future results:

	Years ended December 31,

	2004	2005	2006

Net sales	100.0%	100.0%	100.0%
Cost of sales	88.1%	89.1%	90.7%

Gross profit	11.9%	10.9%	9.3%
Selling, general and administrative expenses	9.8%	8.9%	6.7%

Income from operations	2.1%	2.0%	2.6%
Other income, net	0.1%	0.2%	0.4%

Income before income taxes	2.2%	2.2%	3.0%
Income tax provision (benefit)	(3.9)%	0.3%	1.2%

Net income	6.1%	1.9%	1.8%

Year ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales

     Net sales for 2006 increased 32% or $44.6 million to $182.3 million compared to $137.7 million in 2005. Total sales for Programmer’s Paradise division in 2006 amounted to $53.7 million, compared to $53.7 million in 2005. Total sales for our Lifeboat division were $128.6 million compared to $84.0 million in 2005, representing a 53% increase.

Sales from our Lifeboat division showed strong growth. The 53% increase in net sales in 2006 compared to 2005 was mainly a result of our continued focus on the expanding virtual infrastructure-centric business, the addition of new vendor lines as well as strengthening of our account penetration.

Sales from our Programmer’s Paradise division were unchanged from 2005 because of our renewed focus on our core business of marketing and selling technical software, tools and components and the shift away from commercially available software which typically carry lower margins.

Gross Profit

     Gross Profit for 2006 was $17.0 million compared to $15.0 million in 2005, a 13% increase. Total gross profit for our Programmer’s Paradise division was $7.3 million compared to $7.4 million in 2005, representing a 1% decrease. Total gross profit for our Lifeboat division was $9.7 million compared to $7.6 million in 2005, representing a 28% increase.

Gross profit margin, as a percentage of net sales, for 2006 was 9.3% compared to 10.9% in the 2005. Gross profit margin for our Programmer’s Paradise division was 13.6% compared to 13.8% in 2005. Gross profit margin for our Lifeboat segment was 7.5% compared to 9.0% in 2005.

The increase in gross profit dollars and the decrease in gross profit margin as a percentage of net sales are primarily caused by the aggressive sales growth within our Lifeboat division. The Lifeboat division represented 71% of total sales in 2006 compared to 61% in 2005. Gross profit margin for our Lifeboat division was 7.5% compared to 13.6% for our Programmer’s Paradise division. The decrease in gross margin of our Lifeboat segment to 7.5% from 9.0% in 2005 mainly reflects the competitive nature of our business and a shift in our product mix. We also won several large bids based on our aggressive pricing and we plan to continue to do so.

On a forward-looking basis, gross profit margin in future periods may be less than that achieved in 2006. We have several initiatives to increase gross margin percentages, including increased management control over pricing, a focus on high margin products and/or markets and selling services. However, we do not expect these initiatives to have an immediate positive impact on our gross margin percentages. The objective of these initiatives is to slow the decline in our gross margin percentage.

We also assess the impact of large bids and the continued growth of our Lifeboat distribution division with lower gross margins on the overall profitability of our Company. We foresee possible pressure on gross profit margins as a result of various factors, including the continued strong growth of our Lifeboat segment, participation by vendors in inventory price protection and rebate programs, product mix, including software maintenance and third party services, pricing strategies, market conditions and other factors, any of which could result in a reduction of gross profit margins below those realized in 2006.

Selling, General and Administrative Expenses

Total selling, general, and administrative (“SG&A”) expenses for 2006 were $12.2 million compared to $12.2 million in 2005 as lower direct selling costs by division were offset by increased general costs including additional marketing, IT and website staff and $0.3 million in compensation in 2006 related to the implementation of FAS 123(R) “Share-Based Payment” which requires the measurement and recognition in the income statement of all unvested outstanding stock-based payment awards made to employees and directors based on the estimated fair value at date of grant. As a percentage of net sales, SG&A expenses for 2006 were 6.7% compared to 8.9% in 2005.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We continue to monitor our SG&A expenses closely. We plan to expand our investment in information technology and marketing, while we monitor our sales and remaining general and administrative expenses closely.

Direct selling costs for 2006 were $5.6 million compared to $6.0 million in 2005, a 7% decrease. Total direct selling costs for our Programmer’s Paradise division were $3.4 million compared to $4.2 million in 2005, representing a 20% decrease mainly as a result of employing fewer sales staff as we focused on increasing the productivity per sales executive. Total direct selling costs for our Lifeboat division were $2.2 million compared to $1.8 million in 2005, representing a 23% increase, which was a result of the Company hiring additional sales staff to support the fast growth of our Lifeboat division.

Income Taxes

For the year ended December 31, 2006, the Company recorded a provision for income taxes of $2.3 million which consists of a provision of $0.9 million for U.S. federal income taxes as well as a $0.1 million provision for state and local taxes and $0.1 million for Canadian taxes, and a deferred tax expense of $1.2 million.

As of December 31, 2006, the Company had a U.S. deferred tax asset of approximately $3.1 million reflecting, in part, a benefit of $1.7 million in U.S. federal and state tax loss carry forwards, which will expire in varying amounts between 2007 and 2025. The full realization of the tax benefit associated with the carry forwards depends predominantly upon the Company’s ability to generate taxable income during the carry forward period.

     For the year ended December 31, 2005, the Company recorded a provision for income taxes of approximately $0.4 million which consisted of a provision of $0.2 million for U.S. Federal taxes and $0.2 for state and local taxes income taxes and $0.02 million for foreign taxes offset by a deferred tax benefit of $0.02 million. As a result of the Company’s performance in 2005, and the fact that New Jersey law allows a full deduction for net operating loss carryovers beginning in 2006 the $0.9 million of deferred income tax valuation allowance was reversed in the fourth quarter of 2005 by reducing the income tax provision.

Year ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Sales

          Net sales in 2005 increased by 33% or $34.1 million to $137.7 million compared to $103.6 million in 2004. Total sales for Programmer’s Paradise division in 2005 were $53.7 million, compared to $52.5 million in 2004, representing a 2% increase. Total sales for our Lifeboat division in 2005 were $84.0 million compared to $51.1 million in 2004, representing a 64% increase. On a quarterly basis, net sales have increased from $30.2 million in the first quarter of 2005 to $42.0 million in the fourth quarter of 2005 and from $20.7 million in the first quarter of 2004 to $31.0 million in the fourth quarter of 2004. The main factor for our growth in 2005 on a yearly and quarterly basis was a strong demand for our core products and increased productivity of our sales representatives in 2005.

Gross Profit

          Gross profit in absolute dollars for the year ended December 31, 2005 was $15.0 million as compared to $12.3 million in 2004.  Total gross profit for our Programmer’s Paradise division was $7.4 million compared to $7.1 million in 2004, representing a 4% increase. Total gross profit for our Lifeboat division was $7.6 million compared to $5.2 million in 2004, representing a 45% increase.

Gross profit as a percentage of net sales decreased to 10.9% in 2005, compared to 11.9% in 2004. Gross profit margin for our Programmer’s Paradise division was 13.8% compared to 13.5% in 2004. Gross profit margin for our Lifeboat segment was 9.0% compared to 10.4% in 2004. The increase in gross profit dollars and the decrease in gross profit margin as a percentage of net sales reflect a shift in the product mix of sales. Gross margin as a percentage of net sales has consistently decreased in the last several years. This is a result of the strong demand for our core products that typically have lower margins.

Selling, General and Administrative Expenses

          SG&A expenses for 2005 were $12.2 million as compared to $10.2 million for 2004, an increase of $2.0 million or 20.0%. The primary drivers in selling, general and administrative expenses were payroll and employee related costs. Payroll costs increased by $1.2 million as a result of our investment in our sales account executive team that started towards the end of 2004. Employee-related costs (which includes items such as profit sharing, incentive awards and insurance) increased $0.3 million. Facility related expenses increased by $0.3 million as a result of the opening of the satellite sales office in Hauppauge, New York. The remaining $0.2 million was mainly related to a bad debt expense of $0.3 million as the result of a bankruptcy filing by Amherst Technologies, LLC one of our customers.

Income Taxes

          For the year ended December 31, 2005, the Company recorded a provision for income taxes of approximately $0.4 million which consisted of a provision of $0.2 million for U.S. Federal taxes and $0.2 for state and local taxes income taxes and $0.02 million for foreign taxes offset by a deferred tax benefit of $0.02 million. As a result of the Company’s performance in 2005, and the fact that New Jersey law allows a full deduction for net operating loss carryovers beginning in 2006 the $0.9 million of deferred income tax valuation allowance was reversed in the fourth quarter of 2005 by reducing the income tax provision.

          For the year ended December 31, 2004, the Company recorded a net deferred tax benefit in the amount of $4.1 million dollars related to a reversal of a deferred tax asset valuation allowance. The Company believed at that time that uncertainty still existed regarding the realizability of certain deferred tax assets and, accordingly, left a $900,000 valuation allowance remaining.

Recent Accounting Pronouncements

During the year ended December 31, 2006, the Financial Accounting Standards Board (“FASB”) issued several pronouncements of significance to the Company which are discussed in detail  below.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of SFAS 157, but do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006.  We do not expect the adoption of FIN 48 to have a material impact on our consolidated financial position, results of operations or cash flows.

Liquidity and Capital Resources

          In 2006, our cash and cash equivalents increased by $6.4 million to $13.8 million at December 31, 2006, from $7.4 million at December 31, 2005.  Net cash provided by operating activities amounted to $6.1 million; net cash provided by investing activities amounted to $0.5 million, and cash used in financing activities amounted to $0.2 million.

          Net cash provided by operating activities in 2006 was $6.1 million. In 2006, cash was mainly provided by $5.2 million from income from operations net of non-cash charges, and a $9.6 million increase in accounts payable and accrued expenses, and a $0.8 million decrease in other operating assets and liabilities offset by a $9.5 million increase in accounts receivable. The increase in accounts receivable relates primarily to our increased revenue. The increase in accounts payable is primarily due to our increased net sales and our normal cycle of payments.

          Cash provided by investing activities in 2006 amounted to $0.5 million. In 2006 cash was provided by investing activities mainly the result of net redemptions of available-for-sale securities.  The Company redeemed $17.9 million of these securities during 2006 and purchased $17.1 million during 2005. These securities are highly rated and highly liquid. These securities are classified as available-for-sale securities in accordance with SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities”, and as a result unrealized gains and losses are reported as part of other comprehensive income (loss). This was offset by $0.3 million of purchases of equipment and leasehold improvements.

          Net cash used in financing activities in 2006 of $0.2 million consisted of $2.2 million of dividend payments on our Common Stock offset by $1.2 million from proceeds from the exercise of stock options and the $0.9 tax benefit realized from exercises of stock options.

          In 2002, the Company’s Board of Directors authorized the purchase of 1,490,000 shares of our Common Stock. In October 1999, the Company was authorized by the Board of Director’s to buy back 521,013 shares of our Common Stock in both open market and private transactions, as conditions warrant. A total of 1,736,170 shares of the Company’s stock have been bought back to date.

          The repurchase program is expected to remain effective for the remainder of 2007. We intend to hold the repurchased shares in treasury for general corporate purposes, including issuances under various stock option plans. As of December 31, 2006, we owned 687,879 shares of Common Stock at an average cost of $2.77 per share. As of December 31, 2005, we owned 1,289,665 shares of Common Stock at an average cost of $2.81 per share.

          The Company’s current and anticipated use of its cash and cash equivalents is, and will continue to be, to fund working capital, operational expenditures, the stock repurchase program and dividends, if any, declared by the board of directors. Our business plan furthermore contemplates to continue to use our cash to pay vendors promptly in order to obtain more favorable conditions.

          The Company believes that the cash flows from operations and funds held in cash and cash equivalents will be sufficient to fund the Company’s working capital and cash requirements for at least the next 12 months.  We currently do not have any credit facility and, in the foreseeable future, we do not plan to enter into an agreement providing for a line of credit.

Contractual Obligations
(Dollars in thousands)

Payment due by Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Leases(1)	$1,937	$308	$929	$700	—
Unconditional Purchase Obligations	—	—	—	—	—
Other Long term Obligations	—	—	—	—	—

Total Contractual Obligations	$1,937	$308	$929	$700	—

(1)

Operating leases primarily relates to the lease of the space used for our operations in Shrewsbury, New Jersey, and Mississauga Canada. In the third quarter of 2006, the Company extended the lease on our Shrewsbury location for an additional fifty months extending the lease until December 2012. During the second quarter of 2006, the Company made the decision to close down and sublease it sales office in Hauppauge, New York. The table above includes minimum rent payments for the Hauppauge office net of sublease income. The commitments for operating leases include the minimum rent payments and a proportionate share of operating expenses and property taxes.

          The Company is not committed by lines of credit, standby letters of credit, has no standby repurchase obligations or other commercial commitments.

Foreign Exchange

          The Company’s Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. We are subject to fluctuations in the Canadian Dollar-to-U.S. Dollar exchange rate.

Off- Balance Sheet Arrangements

          As of December 31, 2006, we did not have any off-balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

          The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements that have been prepared in accordance with  accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company recognizes revenue from the sale of software and hardware for microcomputers, servers and networks upon shipment or upon electronic delivery of the product. The Company expenses the advertising costs associated with producing its catalogs. The costs of these catalogs are expensed in the same month the catalogs are mailed.

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

          The Company believes the following critical accounting policies used in the preparation of its consolidated financial statements affect its more significant judgments and estimates. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-offs may be required. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance related to deferred tax assets, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. We adopted the provisions of, and account for stock-based compensation in accordance with, Statement of Financial Accounting Standard (“SFAS”) 123R during the first quarter of fiscal 2006. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We make certain assumptions in order to value and expense our various share-based payment awards. In connection with valuing stock options, we use the Black-Scholes model, which requires us to estimate certain subjective assumptions. The key assumptions we make are: the expected volatility of our stock; the expected term of the award; and the expected forfeiture rate. In connection with our restricted stock programs we make assumptions principally related to the forfeiture rate. We review our valuation assumptions periodically and, as a result, we may change our valuation assumptions used to value stock based awards granted in future periods. Such changes may lead to a significant change in the expense we recognize in connection with share-based payments.

Item 7A Quantitative and Qualitative Disclosures about Market Risk

          In addition to its activities in the United States, 12.6% of the Company’s 2006 sales were generated in Canada. We are subject to general risks attendant to the conduct of business in Canada, including economic uncertainties and foreign government regulations. In addition, the Company’s Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors.

          The Company’s $7.0 million investments in marketable securities are only in highly rated and highly liquid U.S. government securities and corporate bonds.

Item 8 Financial Statements and Supplementary Data

          See Index to Consolidated Financial Statements at Item 15(a).

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9A Controls and procedures

          Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as of December 31, 2006.  This evaluation was carried out under the supervision and with the participation of our management, including our Company’s Chief Executive Officer and Chief Accounting Officer. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

          Based upon that evaluation, the Company’s Chief Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

          Changes in Internal Control Over Financial Reporting.  As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Accounting Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation during the quarter ended December 31, 2006 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B  Other Information

          None.

PART III

Item 10 Directors and Executive Officers of the Registrant

          This information required hereunder, with the exception of the information relating to the executive officers of the Registrant that is presented in Part I under the heading “Executive Officers of the Company,” and the information relating to the Company’s Code of Ethical Conduct that is presented in Part I under the heading “Available Information,” is incorporated by reference herein from our Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than April 30, 2007 (the “Definitive Proxy Statement”) under the sections captioned “Election of Directors,” and “Compliance with Section 16 (a) of the Exchange Act”.

Item 11 Executive Compensation

          The information required hereunder is incorporated by reference herein from the Definitive Proxy Statement under the section captioned “Executive Compensation”.

Item 12 Security Ownership of Certain Beneficial Owners and Management

          The information required hereunder is incorporated by reference herein from the Definitive Proxy Statement under the section captioned “Security Ownership of Certain Beneficial Owners and Management”.

Item 13 Certain Relationships and Related Transactions, and Director Independence

          The information required hereunder is incorporated by reference herein from the Definitive Proxy Statement under the section captioned “Executive Compensation” and “Certain Transactions.”

Item 14 Principal Accounting Fees and Services

          The information required hereunder is incorporated by reference herein from the Definitive Proxy Statement under the section captioned  “ Appointment of Independent Registered Public Accounting Firm”.

PART IV

Item 15 Exhibits and Financial Statement Schedules

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

3.	Exhibits Required by Regulation S-K, Item 601:

Exhibit No.	Description of Exhibit

2.1	Agreement for the Sale and Purchase of Shares, dated as of January 9, 2001 between the Company and PC-Ware Information Technologies, AG.*

3.1	Form of Amended and Restated Certificate of Incorporation of the Company.**

3.1(a)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.***

3.2	Form of Amended and Restated By-Laws of the Company.**

4.1	Specimen of Common Stock Certificate.**

10.8

Agreement dated as of December 29, 1994, between Lifeboat Publishing and Software Garden, Inc.; License for Trademark “Dan Bricklin”, dated as of December 29, 1994, between the Company and Daniel Bricklin; First Amendment to Software License Agreement and Trademark License Agreement dated March 30, 1995.**

10.17	1986 Stock Option Plan and Form of Employee Stock Option Agreement.**

10.18	1995 Stock Plan, as amended. ****

10.19	1995 Non-Employee Director Plan, as amended. ****

10.19(a)	2006 Stock-Based Compensation Plan.*****

10.20	Form of Officer and Director Indemnification Agreement.**

10.38	Employment Agreement dated July 15, 2002 between William Willett and the the Company. +

10.39	First Amendment, dated as of December 16, 2003, to Employment Agreement between William Willett and the Company +

10.42	Lease dated as of May 14, 1997 between Robert C. Baker, et al as Landlord and the Company ++

10.42(a)	Modification of Lease, dated as of July 27, 2006, between SBC Holdings, L.P. (successor in interest to Robert C. Baker, et al.) and the Company.***

10.43	Employment Agreement, dated January 12, 2006, between the Company and Simon F. Nynens.+++

21.1	Subsidiaries of the Registrant

23.1	Consent of Amper, Politziner & Mattia, P.C.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Simon F. Nynens, the Chief Executive Officer of the Company.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Kevin T. Scull, the Chief Accounting Officer of the Company.

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

*	Incorporated by reference to Annex I to the Registrant’s Definitive Special Meeting Proxy Statement filed on December 1, 2000.

**	Incorporated by reference to exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 33-92810).

***	Incorporated by reference to the Exhibits of the same number to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 3, 2006.

****	Incorporated by reference to Exhibit A and Exhibit B, respectively, to the Registrant’s Definitive Annual Meeting Proxy Statement filed on April 30, 1998.

*****	Incorporated by reference to Exhibit A of the Registrant’s Definitive Annual Meeting Proxy Statement filed on April 28, 2006.

+	Incorporated by reference to exhibits of the same number filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 29, 2004.

++	Incorporated by reference to Exhibit 10.42 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999.

+++	Incorporated by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed on May 12, 2006.

(b)	The exhibits required by Item 601 of Regulation S-K are reflected above in Section (a) 3. of this Item.

(c)	The financial statement schedule is included as reflected in Section (a) 2. of this Item.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Shrewsbury, New Jersey, on March 12, 2007.

WAYSIDE TECHNOLOGY GROUP, INC.

By:	/s/ Simon F. Nynens

Simon F. Nynens, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Simon F. Nynens	President and Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 12, 2007

Simon F. Nynens

/s/ Kevin T. Scull	Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 12, 2007

Kevin T. Scull

/s/ William H. Willett	Director	March 12, 2007

William H. Willett

/s/ Mark T. Boyer	Director	March 12, 2007

Mark. T. Boyer

/s/ F. Duffield Meyercord	Director	March 12, 2007

F. Duffield Meyercord

/s/ Edwin H. Morgens	Director	March 12, 2007

Edwin H. Morgens

/s/ Allan D. Weingarten	Director	March 12, 2007

Allan D. Weingarten

Items 8 and 15(a)

Wayside Technology Group, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Wayside Technology Group, Inc. and Subsidiaries (formerly Programmers Paradise, Inc.)

We have audited the accompanying consolidated balance sheets of Wayside Technology Group, Inc. (formerly Programmers Paradise, Inc.) and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wayside Technology Group, Inc. (formerly Programmers Paradise, Inc.) and Subsidiaries as of December 31, 2006 and 2005, and the results of its earnings and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

During the year ended December 31, 2006, the Company has changed its method of accounting for stock-based compensation.

We have also audited the consolidated financial statement schedule, Schedule II – Valuation and Qualifying Accounts, for each of the three years in the period ended December 31, 2006. In our opinion, this financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

March 7, 2007
Edison, New Jersey	/s/ Amper, Politziner & Mattia, P.C.

Wayside Technology Group, Inc. and Subsidiaries
(Formerly Programmer’s Paradise, Inc.)
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31,

	2005	2006

Assets
Current assets:
Cash and cash equivalents	$7,369	$13,832
Marketable securities	7,884	7,032
Accounts receivable, net of allowances of $1,231 and $946 in 2005 and 2006, respectively	21,185	28,045
Inventory, net	1,956	1,265
Prepaid expenses and other current assets	688	607
Deferred income taxes	1,783	1,632

Total current assets	40,865	52,413
Equipment and leasehold improvements, net	434	488
Other assets	453	2,927
Deferred income taxes	2,516	1,453

	$44,268	$57,281

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$25,751	$35,304
Dividend payable	519	638

Total current liabilities	26,270	35,942
Other liabilities	—	41

Total liabilities	26,270	35,983

Commitments and Contingencies
Stockholders’ equity:
Common Stock $.01 par value: Authorized, 10,000,000 shares, issued 5,284,500	53	53
Additional paid-in capital	30,948	29,252
Treasury stock, at cost, 1,289,665 and 687,879 shares in 2005 and 2006, respectively	(3,620)	(1,905)
Accumulated deficit	(9,570)	(6,302)
Accumulated other comprehensive income	187	200

Total stockholders’ equity	17,998	21,298

	$44,268	$57,281

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries
(Formerly Programmer’s Paradise, Inc.)
Consolidated Statements of Earnings
(Dollars in thousands, except per share amounts)

	Year ended December 31

	2004	2005	2006

Net sales	$103,582	$137,655	$182,319
Cost of sales	91,243	122,685	165,350

Gross profit	12,339	14,970	16,969
Selling, general and administrative expenses	10,173	12,203	12,163

Income from operations	2,166	2,767	4,806
Other income (expense):
Interest income	156	313	738
Foreign currency transaction gain (loss)	(44)	(13)	3

Income before provision (benefit) for income taxes	2,278	3,067	5,547
Provision (benefit) for income taxes	(4,044)	414	2,279

Net income	$6,322	$2,653	$3,268

Income per common share-Basic	$1.65	$0.67	$0.78

Income per common share-Diluted	$1.51	$0.61	$0.72

Weighted average common shares outstanding-Basic	3,828	3,976	4,191

Weighted average common shares outstanding-Diluted	4,180	4,384	4,521

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries
(Formerly Programmer’s Paradise, Inc.)
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(Dollars in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated other comprehensive Income	Total

	Shares	Amount

Balance at January 1, 2004	5,284,500	$53	$34,099	$(4,490)	$(18,545)	$78	$11,195
Net income					6,322		6,322
Other comprehensive income:
Translation adjustment						97	97
Unrealized loss on available- for- sale securities						(22)	(22)

Comprehensive income							6,397
Dividend paid			(1,225)				(1,225)
Dividend declared payable			(425)				(425)
Exercise of stock options				360			360
Tax benefit from exercises of non-qualified stock options			193				193

Balance at December 31, 2004	5,284,500	53	32,642	(4,130)	(12,223)	153	16,495
Net income					2,653		2,653
Other comprehensive income:
Translation adjustment						22	22
Unrealized gain on available- for-sale securities						12	12

Comprehensive income							2,687
Dividend paid			(1,433)				(1,433)
Dividend declared payable			(519)				(519)
Exercise of stock options				510			510
Tax benefit from exercises of non-qualified stock options			258				258

Balance at December 31, 2005	5,284,500	53	30,948	(3,620)	(9,570)	187	17,998
Net income					3,268		3,268
Other comprehensive income:
Translation adjustment						3	3
Unrealized gain on available- for-sale securities						10	10
Comprehensive income							3,281
Dividend paid			(1,712)				(1,712)
Dividend declared payable			(638)				(638)
Exercise of stock options			368	848			1,216
Tax benefit from exercises of non-qualified stock options			901				901
Share-based compensation expense			305				305
Restricted stock grants			(920)	920			—
Treasury shares repurchased				(53)			(53)

Balance at December 31, 2006	5,284,500	$53	$29,252	$(1,905)	$(6,302)	$200	$21,298

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries
(Formerly Programmer’s Paradise, Inc.)
Consolidated Statements of Cash Flows
(Dollars in thousands, except share amounts)

	Year ended December 31,

	2004	2005	2006

Cash flows from operating activities
Net income	$6,322	$2,653	$3,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	176	236	259
Amortization expense	15	10	11
Provision for doubtful accounts receivable	133	477	190
Deferred income tax expense (benefit)	(4,128)	(21)	1,214
Share-based compensation expense	—	—	305
Loss on disposal of fixed assets	—	—	6
Changes in operating assets and liabilities:
Accounts receivable	(7,045)	(7,369)	(9,502)
Inventory	(304)	(533)	691
Prepaid expenses and other current assets	(340)	(15)	81
Accounts payable and accrued expenses	7,118	10,015	9,554
Net change in other operating assets and liabilities	(22)	(2)	8

Net cash provided by operating activities	1,925	5,451	6,085
Cash flows provided by (used) in investing activities
Purchase of equipment and leasehold improvements	(187)	(367)	(329)
Purchase of available-for-sale securities	(7,084)	(16,077)	(17,089)
Redemptions of available-for-sale securities	5,500	14,800	17,950
Proceeds from sale of fixed assets	—	—	10

Net cash provided by (used) in investing activities	(1,771)	(1,644)	542
Cash flows used in financing activities
Purchase of treasury stock	—	—	(53)
Proceeds from stock option exercises	359	510	1,216
Tax benefit from stock options exercises	—	—	901
Dividends paid	(1,600)	(1,858)	(2,231)

Net cash used in financing activities	(1,241)	(1,348)	(167)
Effect of foreign exchange rate on cash	97	22	3

Net increase (decrease) in cash and cash equivalents	(990)	2,481	6,463
Cash and cash equivalents at beginning of year	5,878	4,888	7,369

Cash and cash equivalents at end of year	$4,888	$7,369	$13,832

Supplementary disclosure of cash flow information:
Income taxes paid	$38	$170	$294
Interest paid	$19	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries
(Formerly Programmer’s Paradise, Inc.)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 1.  Description of Business

Wayside Technology Group, Inc.(formerly Programmer’s Paradise, Inc.) (the “Company”) markets software to software development and information technology professionals in the United States and Canada. It was formerly known as Programmer’s Paradise, Inc. and changed its name to Wayside Technology Group, Inc. in August 2006. It operates through two segments, Programmer’s Paradise and Lifeboat. The Programmer’s Paradise segment sells technical software, hardware, and services for microcomputers, servers, and networks to individual programmers, corporations, government agencies, and educational institutions. Its solutions include technical and general business application software from various publishers and manufacturers. This segment markets these products through catalogs, direct mail programs, and advertisements in trade magazines, as well as through Internet and email promotions. Its catalogs offer collections of microcomputer technical software, including programming languages, tools, utilities, libraries, development systems, interfaces, and communication products. The Lifeboat segment distributes technical software to corporate resellers, value-added resellers, consultants, and systems integrators.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation and Operations

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

Net Income Per Common Share

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”. Basic earnings or loss per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings or loss per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, adjusted for potentially dilutive securities.

Wayside Technology Group, Inc. and Subsidiaries
(Formerly Programmer’s Paradise, Inc.)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows (in thousands, except per share data):

	Year ended December 31

	2004	2005	2006

Numerator:
Net income	$6,322	$2,653	$3,268
Denominator:
Weighted average shares (Basic)	3,828	3,976	4,191
Dilutive effect of outstanding options and nonvested shares of restricted stock	352	408	330

Weighted average shares including assumed conversions (Diluted)	4,180	4,384	4,521

Basic net income per share	$1.65	$0.67	$0.78
Diluted net income per share	$1.51	$0.61	$0.72

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

Wayside Technology Group, Inc. and Subsidiaries
(Formerly Programmer’s Paradise, Inc.)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Foreign Currency Translation

Assets and liabilities of the foreign subsidiary in Canada have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year.  Cumulative translation adjustments have been classified within other comprehensive income (loss), which is a separate component of stockholders’ equity in accordance with FASB Statement No. 130, “Reporting Comprehensive Income”.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations in credit risk consist of cash, cash equivalents, and marketable securities. At December 31, 2006, the Company’s $7.0 million investments in marketable securities are only in highly rated and highly liquid U.S. government securities and corporate bonds.

The Company’s cash and cash equivalents, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Investments in Securities

The Company accounts for investments in securities pursuant to the SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Under this statement, the Company’s securities with a readily determinable fair value have been classified as available for sale and are carried at fair value with an offsetting adjustment to Accumulated Other Comprehensive Income: Stockholder’s Equity. Net unrealized gains and losses on marketable securities are credited or charged to accumulated other comprehensive income.

Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 2006, because of the relative short maturity of these instruments.

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

Wayside Technology Group, Inc. and Subsidiaries
(Formerly Programmer’s Paradise, Inc.)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Comprehensive Income

Comprehensive income consists of net income or loss for the period, the impact of unrealized foreign currency translation adjustments and unrealized gains or losses on investments.

Revenue Recognition

The Company records revenues from sales transactions when title to products sold passes to the customer. The Company’s shipping terms dictate that the passage of title occurs upon receipt of products by the customer. The majority of the Company’s revenues relates to physical products and is recognized on a gross basis with the selling price to the customer recorded as net sales with the acquisition cost of the product to the Company recorded as cost of sales. At the time of sale, the Company also records an estimate for sales returns based on historical experience. Certain software maintenance products, third party services and extended warranties sold by the Company (for which the Company is not the primary obligor) are recognized on a net basis in accordance with Staff Accounting Bulletin (SAB) No. 101 and No. 104, “Revenue Recognition” and Emerging Issues Task Force (EITF) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. Accordingly, such revenues are recognized in net sales either at the time of sale or over the contract period, based on the nature of the contract, at the net amount retained by the Company, with no cost of goods sold.

In accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs”, the Company records freight billed to its customers as net sales and the related freight costs as a cost of sales. Vendor rebates and price protection are recorded when earned as a reduction to cost of sales or merchandise inventory, as applicable. Cooperative reimbursements from vendors, which are earned and available, are recorded in the period the related advertising expenditure is incurred. Cooperative reimbursements are recorded as net sales in accordance with EITF 02-16.

Stock-Based Compensation

The Company has stockholder-approved stock incentive plans for employees and directors. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No.25, “Accounting for Stock Issued to Employees” and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 123, “Accounting for Stock-Based Compensation. Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method. Under the modified prospective transition method, recognized compensation cost for the year  ended December 31, 2006 includes 1) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123; and 2) compensation cost for all share-based payments granted after December 31, 2005, based on the grant date fair value estimated in accordance with Statement 123(R). In accordance with the modified prospective method, we have not restated prior period results.

Wayside Technology Group, Inc. and Subsidiaries
(Formerly Programmer’s Paradise, Inc.)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

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

Advertising Costs

Advertising costs are charged to expense in the period incurred. Advertising costs for 2004, 2005, and 2006 amounted to approximately $2,258, $2,416 and $2,433, respectively.

Impact of Accounting Pronouncements

During the year ended December 31, 2006, the Financial Accounting Standards Board (“FASB”) issued several pronouncements of significance to the Company which are discussed in detail below.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of SFAS 157, but do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

 In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006.  We do not expect the adoption of FIN 48 to have a material impact  on our consolidated financial position, results of operations or cash flows.

Wayside Technology Group, Inc. and Subsidiaries
(Formerly Programmer’s Paradise, Inc.)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

3.  Marketable securities

Investments in available-for-sale securities at December 31, 2006 were:

	Cost	Market value	Unrealized gain(loss)

U.S. Government Securities	$6,941	$6,941	$—
Corporate Bonds	$91	$91	$—

Total Marketable securities	$7,032	$7,032	$—

The cost and market value of our investments at December 31, 2006 by contractual maturity were :

	Cost	Estimated Fair Value

Due in one year or less	$7,032	$7,032

Investments in available-for-sale securities at December 31, 2005 were:

	Cost	Market value	Unrealized loss

U.S. Government Securities	$6,840	$6,840	$—
Corporate Bonds	$1,054	$1,044	$(10)

Total Marketable securities	$7,894	$7,884	$(10)

The cost and market value of our investments at December 31, 2005 by contractual maturity were :

	Cost	Estimated Fair Value

Due in one year or less	$7,844	$7,834
Due in greater than one year	50	50

Total investments	$7,894	$7,884

Estimated fair values of marketable securities are based on quoted market prices.

Wayside Technology Group, Inc. and Subsidiaries
(Formerly Programmer’s Paradise, Inc.)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

4.  Balance Sheet Detail

Equipment and leasehold improvements consist of the following as of December 31:

	2005	2006

Equipment	$2,044	$2,132
Leasehold improvements	303	325

	2,347	2,457
Less accumulated depreciation and amortization	(1,913)	(1,969)

	$434	$488

Other assets consist of the following as of December 31:

	2005	2006

Accounts receivable-long-term	$404	$2,855
Security deposits	35	56
Trademarks(net of amortization)	14	16

	$453	$2,927

Accounts receivable–long-term result from product sales with extended payment terms that are discounted to their present values at the prevailing market rates. In subsequent periods, the accounts receivable are increased to the amounts due and payable by the customers through the accretion of interest income on the unpaid accounts receivable due in future years.

Accounts payable and accrued expenses consist of the following as of December 31:

	2005	2006

Trade accounts payable	$24,258	$33,955
Other accrued expenses	1,493	1,349

	$25,751	$35,304

Wayside Technology Group, Inc. and Subsidiaries
(Formerly Programmer’s Paradise, Inc.)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

5.  Income Taxes

Deferred tax attributes resulting from differences between financial and accounting amounts and tax basis of assets and liabilities at December 31, 2005 and 2006 are as follows:

	December 31

	2005	2006

Current assets and liabilities
Accruals and reserves	$629	$447
Goodwill	271	271
Net operating loss carry forwards	883	772
Business credits	—	142

Net current deferred tax assets	$1,783	$1,632

Non-current assets and liabilities
Accruals and reserves	$76	$235
Depreciation	80	129
Goodwill	1,252	978
Net operating loss carry forwards	1,024	111
Business credits	84	—

Net non-current deferred tax assets	$2,516	$1,453

Total deferred tax assets	$4,299	$3,085

The provision (benefit) for income taxes is as follows:

	Year ended December 31

	2004	2005	2006

Current:
Federal	$19	$257	$851
State	72	160	135
Canada	(7)	18	79

	84	435	1,065
Deferred:
Federal	(3,676)	663	833
State	(452)	(684)	381

	(4,128)	(21)	1,214

	$(4,044)	$414	$2,279

Wayside Technology Group, Inc. and Subsidiaries
(Formerly Programmer’s Paradise, Inc.)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The reasons for the difference between total tax expense (benefit) and the amount computed by applying the U.S. statutory federal income tax rate to income before income taxes are as follows:

	Year ended December 31

	2004	2005	2006

Statutory rate applied to pretax income	$795	$1,042	$1,885
Federal alternative minimum tax	19	47	—
State income taxes, net of benefit of federal income taxes	133	181	321
Foreign income taxes over U.S. statutory rate	8	3	12
Net decrease in valuation allowance	(5,362)	(859)	—
Other items	422	—	61
Settlement of prior year’s tax	(59)	—	—

Income tax expense (benefit)	$(4,044)	$414	$2,279

As of December 31, 2006, the Company had approximately $1.7 million in federal net operating loss carryovers, which expire in varying amounts between 2007 and 2019

For the year ended December 31, 2004, the Company recorded a net deferred tax benefit in the amount of $4.0 million dollars related to a reversal of a deferred tax asset valuation allowance. The Company believed at that time that uncertainty still existed regarding the realizability of certain deferred tax assets and, accordingly, established a $900 thousand dollar valuation allowance. As a result of the Company’s performance in 2005, and the fact that New Jersey law allows a full deduction for net operating loss carryovers beginning in 2006, the $900 thousand dollar of deferred income tax valuation allowance was reversed in the fourth quarter of 2005, by reducing the income tax provision.

The Company’s ability to utilize certain net operating loss carry forwards is restricted to approximately $1.5 million per year cumulatively, as a result of an ownership change pursuant to Section 382 of the Internal Revenue Code.

The Company receives a tax deduction from the gains realized by employees on the exercise of certain non-qualified stock options for which the benefit is recognized as a component of stockholders’ equity.

Wayside Technology Group, Inc. and Subsidiaries
(Formerly Programmer’s Paradise, Inc.)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

For financial reporting purposes, income before income taxes includes the following components:

	Year ended December 31

	2004	2005	2006

United States	$2,147	$3,022	$5,350
Canada	131	45	197

	$2,278	$3,067	$5,547

During the years ended December 31, 2004, 2005 and 2006, the Company paid approximately $38, $170 and $ 294, respectively, in income taxes.

6.  Stockholder’s Equity and Stock Based Compensation

The Company’s 1986 Employee Stock Option Plan (“1986 Plan”), as amended on June 15, 1994, provides for the grant of options to purchase up to 698,133 shares of the Company’s Common Stock to employees, officers and directors of the Company.  The terms of the options are for a maximum of ten years from date of grant and generally are exercisable at an exercise price equal to but not less than the fair market value of the Common Stock on the date that the option is granted. The options generally vest in equal annual installments over five years. There are no additional options available for grant under the Company’s 1986 Plan.

On April 21, 1995, the Board of Directors adopted the Company’s 1995 Employee Stock Plan (“1995 Plan”).  The 1995 Plan, as amended on May 7, 1998, provides for the grant of options to purchase up to 1,137,500 shares of the Company’s Common Stock to officers, directors, employees and consultants of the Company.  The 1995 Plan requires that each option shall expire on the date specified by the Compensation Committee, but not more than ten years from its date of grant in the case of Incentive Stock Options (“ISO’s”) and Non-Qualified Options.  Options granted under the plan are exercisable at an exercise price equal to but not less than the fair market value of the Common Stock on the grant date. ISO’s shall either be fully exercisable on the date of grant or shall become exercisable thereafter in such installments as the committee may specify. The options granted in 2005 were fully exercisable on the date of grant.

On April 21, 1995, the Board of Directors adopted the Company’s 1995 Non-Employee Director Plan (“1995 Director Plan”).  The 1995 Director Plan, as amended on May 7, 1998, provides for the grant of options to purchase up to 187,500 shares of the Company’s Common Stock to persons who are members of the Company’s Board of Directors and not employees or officers of the Company.

The 1995 Director Plan requires that options granted there under will expire ten years from the date of grant.  Each option granted under the 1995 Director Plan becomes exercisable over a five year period, and vests in an installment of 20% of the total option grant upon the expiration of one year from the date of the option grant, and thereafter vests in equal quarterly installments of 5%.

Wayside Technology Group, Inc. and Subsidiaries
(Formerly Programmer’s Paradise, Inc.)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

In February 2002, the Board of Directors approved a plan permitting all option holders under the 1986 Plan and the 1995 Plan to surrender all or any portion of their options on or before March 1, 2002. By March 1, 2002, a total of 7,875 options to purchase the Company’s Common Stock under the 1986 Plan and 303,550 options to purchase the Company’s Common Stock under the 1995 Plan were surrendered, of which 305,175 were surrendered by the Company’s executive officers. All of the options surrendered were exercisable in excess of the market price of the underlying Common Stock as of the dates of surrender.

On June 10, 2004, the Company granted 495,000 options at an option price of $8.03 per share to officers and key-employees of the Company. The options granted vested immediately on June 10, 2004. Each director of the Company received options to purchase 25,000 shares of the Company’s Common Stock at an option price of $8.03 per share.

On April 21, 2005, the Company granted 60,640 options at an option price of $12.85 per share which was equal to the market price, to officers and directors of the Company. The options granted vested immediately.

At the annual stockholder’s meeting held on June 14, 2006, the Company’s stockholders approved the 2006 Stock-Based Compensation Plan (the “2006 Plan”). The 2006 Plan authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses, and other equity-based awards. The number of shares of Common Stock initially available under the 2006 Plan is 800,000. In August of 2006, the Company granted a total of 315,000 shares of restricted common stock to officers, directors and employees. Included in this grant were 200,000 restricted shares granted to the Company’s CEO in accordance with his employment agreement. These 200,000 restricted shares vest over 120 months. The remaining shares granted vest over 60 months. The number of shares of common stock available for future award grants to employees and directors under this plan is 485,000.

Changes during 2004, 2005 and 2006 in options outstanding for the combined plans were as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding at January 1, 2004	589,037	$3.24
Granted in 2004	495,000	8.03
Canceled in 2004	(937)	4.00
Exercised in 2004	(115,880)	3.10

Outstanding at December 31, 2004	967,220	5.71
Granted in 2005	60,640	12.85
Canceled in 2005	(6,545)	3.36
Exercised in 2005	(128,425)	3.97

Outstanding at December 31, 2005	892,890	6.46
Granted in 2006	—	—
Canceled in 2006	—	—
Exercised in 2006	(290,555)	4.19

Outstanding at December 31, 2006	602,335	7.56

Exercisable at December 31, 2006	600,307	$7.58

Wayside Technology Group, Inc. and Subsidiaries
(Formerly Programmer’s Paradise, Inc.)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The options exercisable at December 31, 2005 and 2006 were 886,287 and 600,307, respectively. The weighted average fair value of options granted during 2004 and 2005 was $3.02 and $4.78, respectively.  In 2006 no options were granted.

 The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2006 was $4.5 million and $4.5 million, respectively. The intrinsic value is calculated as the difference between the market value as of December 31, 2006 and the exercise price of the shares. The market value as of December 31, 2006 was $15.12 as reported by the NASDAQ Global Market.

Stock options outstanding at December 31, 2006 are summarized as follows:

Range of Exercise Prices	Outstanding Options as of December 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable as of December 31, 2006	Weighted Average Exercise Price

$2.00 – $2.24	68,500	5.7	$2.13	66,472	$2.13
2.25 – 3.99	28,750	2.8	3.73	28,750	3.73
6.00 – 7.99	30,000	1.6	6.38	30,000	6.38
8.00 – 9.99	414,445	7.4	8.03	414,445	8.03
10.00–12.99	60,640	8.3	12.85	60,640	12.85

	602,335	6.8	$7.56	600,307	$7.58

Under the various plans, options that are cancelled can be reissued. At December 31, 2006, no options were reserved for future issuance.

A summary of nonvested shares of restricted stock awards outstanding under the Company’s 2006 Plan as of December 31, 2006, and changes during the year then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value

Nonvested shares at January 1, 2006	—	—
Granted in 2006	315,000	13.68
Vested in 2006	(21,500)	13.77
Forfeited in 2006	—	—

Nonvested shares at December 31, 2006	293,500	$13.68

As of December 31, 2006, there is approximately $4.0 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 7.69 years.

Wayside Technology Group, Inc. and Subsidiaries
(Formerly Programmer’s Paradise, Inc.)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No.25, “Accounting for Stock Issued to Employees” and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 123, “Accounting for Stock-Based Compensation. Accordingly, no compensation expense was recognized in prior periods for the stock options granted, since the exercise price was equal to the fair market value of the shares at the grant date.  Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method. Under the modified prospective transition method, recognized compensation cost for the year  ended December 31, 2006 includes 1) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123; and 2) compensation cost for all share-based payments granted on or after December 31, 2005, based on the grant date fair value estimated in accordance with Statement 123(R). In accordance with the modified prospective method, we have not restated prior period results.

For the year ended December 31, 2006, we recognized share-based compensation cost of approximately $305 which is included in general and administrative expenses.  The Company does not capitalize any share-based compensation cost.

The actual tax benefit realized from non-qualified stock option exercises totaled $0.9 million for the year ended December 31, 2006. In accordance with SFAS 123(R)-3, in the Consolidated Statement of Cash Flows, the Company classified the $0.9 million tax benefit from stock option exercises to cash provided by financing activities.

The following table illustrates the effect on income attributable to common stockholders and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Year ended December 31,

	2004	2005

Net income as reported	$6,322	$2,653
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effect:	(896)	(174)

Net income pro forma	$5,426	$2,479

Basic net income per share, as reported	$1.65	$0.67
Diluted net income per share, as reported	$1.51	$0.61
Basic net income per share, pro forma	$1.42	$0.62
Diluted net income per share, pro forma	$1.30	$0.57

Wayside Technology Group, Inc. and Subsidiaries
(Formerly Programmer’s Paradise, Inc.)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Under SFAS No. 123 the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year ended December 31,

	2004	2005

Expected life (in years)	4.0	4.0
Risk-free interest rate	3.66%	3.78%
Volatility	59%	59%
Dividend yield	4%	4.2%

7.  Defined Contribution Plan

The Company maintains a defined contribution plan covering substantially all domestic employees. Participating employees may make contributions to the plan, through payroll deductions. Matching contributions are made by the Company equal to 50% of the employee’s contribution to the extent such employee contribution did not exceed 6% of their compensation.  During the years ended December 31, 2004, 2005 and 2006, the Company expensed approximately $106, $121 and $118 respectively, related to this plan.

8.  Commitments and Contingencies

Leases

Operating leases relates to the lease of the space used for our operations in Shrewsbury, New Jersey and Mississauga, Canada. In the third quarter of 2006, the Company extended the lease on our Shrewsbury location for an additional fifty months extending the lease until December 2012. During the second quarter of 2006, the Company made the decision to close down and sublease it sales office in Hauppauge, New York. The table above includes minimum rent payments for the Hauppauge office net of sublease income. The commitments for operating leases include the minimum rent payments and a proportionate share of operating expenses and property taxes.

2007	$308
2008	238
2009	335
2010	357
2011	356
Thereafter	344

$1,938

Rent expense for the years ended December 31, 2004, 2005 and 2006 was approximately $478, $606 and $516 respectively.

Wayside Technology Group, Inc. and Subsidiaries
(Formerly Programmer’s Paradise, Inc.)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Employment Agreement

On January 9, 2006, the company appointed Simon Nynens President and Chief Executive officer and entered into an employment agreement which expires June 30, 2007. The agreement provides for a base salary of $250,000 and an annual bonus, if certain targets are met.

In the event that Mr. Nynens’ employment is terminated without cause or by the rendering of a non-renewal notification, he is entitled to receive severance payments equal to twelve months salary and immediate vesting of all outstanding stock awards. Additionally, in the event that a change of control of the Company occurs (as described in the employment agreement), Mr. Nynens’ outstanding stock awards become immediately vested and he is entitled to the pro-rata performance bonus based upon stock price at the date of such change in control.

On January 9, 2006, William Willett retired as President and Chief Executive Officer. In connection with his retirement the Company has entered into a Consulting Agreement with Mr. Willett. Under terms of the Consulting Agreement, Mr. Willett will remain Chairman of the Board until the 2006 Annual Meeting of Shareholders. Mr. Willett’s termination of employment will be treated as a voluntary termination under the Employment Agreement between Mr. Willett and the Company dated July 15, 2002 (the “Willett Employment Agreement”). The Willett Employment Agreement is amended such that only the non-competition provisions will survive and be extended for a period of time equal to that of the Consulting Agreement. Mr. Willett will provide consulting services to the Company for a one-year period beginning in July 2006. The total compensation to Mr. Willett for these consulting services will be $250,000, and Mr. Willett will be obligated to perform up to 200 hours to assist the Chief Executive Officer of the Company.

The Company has entered into a letter agreement with Mr. Legrottaglie, Vice President of Information Systems.  Mr. Legrottaglie is entitled to severance payments for six months at the then applicable annual base salary if the Company terminates his employment for any reason other than for cause.

Other

The Company is not committed by lines of credit, standby letters of credit, has no standby repurchase obligations or other commercial commitments. The Company is not engaged in any transactions with related parties.

Wayside Technology Group, Inc. and Subsidiaries
(Formerly Programmer’s Paradise, Inc.)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

9. Industry segment and Geographic information

The Company markets software to software development and information technology professionals in the United States and Canada.

Geographic revenue and identifiable assets related to operations as of and for the years ended December 31, 2004, 2005 and 2006 were as follows

	2004	2005	2006

Net sales to Unaffiliated Customers:
United States	$92,254	$121,068	$159,285
Canada	11,328	16,587	23,034

Total	$103,582	$137,655	$182,319

	2005	2006

Identifiable Assets by Geographic Areas at December 31,
United States	$37,031	$49,211
Canada	7,237	8,070

Total	$44,268	$57,281

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that public companies report profits and losses and certain other information on their “reportable operating segments” in their annual and interim financial statements. The internal organization used by our Chief Operating Decision Maker (CODM) to assess performance and allocate resources determines the basis for our reportable operating segments. Our CODM is our Chief Executive Officer.

As from January 1, 2006 we have organized our Company into two reportable operating segments — the “Programmer’s Paradise” segment, which sells technical software, hardware and services directly to end-users (such as individual programmers, corporations, government agencies, and educational institutions) and the “Lifeboat” segment, which distributes technical software to corporate resellers, VARs, consultants and systems integrators.

As permitted by SFAS No. 131, we have utilized the aggregation criteria in combining our operations in Canada with the domestic segments because they provide the same products and services to similar clients and are considered together when the CODM decides how to allocate resources.

Segment income is based on segment revenue less the respective segments cost of revenues as well as segment direct costs (including such items as payroll costs and payroll related costs, such as profit sharing, incentive awards and insurance) and excluding general and administrative expenses not attributed to a business unit. The Company only identifies accounts receivable and inventory by segment as shown below as “Selected Assets”; it does not allocate its other assets, including capital expenditures by segment.

Wayside Technology Group, Inc. and Subsidiaries
(Formerly Programmer’s Paradise, Inc.)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	Year Ended December 31,

	2004	2005	2006

Revenue:
Programmer’s Paradise	$52,516	$53,651	$53,744
Lifeboat	51,066	84,004	128,575

	103,582	137,655	182,319

Gross Profit:
Programmer’s Paradise	$7,105	$7,386	$7,284
Lifeboat	5,234	7,584	9,685

	12,339	14,970	16,969

Direct Costs:
Programmer’s Paradise	$3,967	$4,211	$3,386
Lifeboat	1,153	1,784	2,193

	5,120	5,995	5,579

Income Before Taxes:
Programmer’s Paradise	3,138	3,175	3,899
Lifeboat	4,081	5,800	7,491

Segment Income	7,219	8,975	11,390
General and administrative	5,053	6,208	6,584
Interest income	156	313	738
Foreign currency translation gain (loss)	(44)	(13)	3

Income before taxes	$2,278	$3,067	$5,547

Selected Assets By Segment:
Programmer’s Paradise		7,957	7,087
Lifeboat		15,184	22,223

Segment Select Assets		$23,141	$29,310

Consolidated total other assets include corporate assets of $27,971 and $21,127 at December 31, 2006, and 2005, respectively.

One customer, CDW Corporation, accounted for 15.8%, 14.2%, and 12.7% of consolidated net sales in 2006, 2005, and 2005, respectively, and 8.6% of accounts receivable as of December 31, 2006. Our top five customers accounted for 28%, 27%, and 22% of consolidated net sales in 2006, 2005, and 2004, respectively.

Wayside Technology Group, Inc. and Subsidiaries
(Formerly Programmer’s Paradise, Inc.)
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

10. Loss on Lease

Company applied SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities” effective for exit or disposal activities. Under SFAS 146, a liability for the costs associated with an exit or disposal activity is recorded when the liability is incurred.

During the second quarter of 2006, the Company made the decision to close down and sublease it sales      office in Hauppauge, New York. Based on forecasted sublease income compared to estimated expenses,     the Company recorded a liability and took a charge of approximately $97,000 during the second quarter of 2006.

11. Quarterly Results of Operations (Unaudited)

The following table presents summarized quarterly results for 2006

	First	Second	Third	Fourth

Net sales	$35,362	$41,438	$48,680	$56,840
Gross profit	3,844	4,059	4,380	4,686
Net income	591	781	859	1,036
Basic net income per common share	$0.14	$0.19	$0.20	$0.24
Diluted net income per common share	$0.13	$0.17	$0.19	$0.22

The following table presents summarized quarterly results for 2005

	First	Second	Third	Fourth

Net sales	$30,170	$30,052	$35,471	$41,962
Gross profit	3,430	3,370	3,877	4,293
Net income	300	185	603	1,565
Basic net income per common share	$0.08	$0.05	$0.15	$0.39
Diluted net income per common share	$0.07	$0.04	$0.14	$0.36

Wayside Technology Group, Inc. and Subsidiaries
Schedule II--Valuation and Qualifying Accounts
(In Thousands)

Description	Beginning Balance	Charged to Cost and Expense	Deductions	Ending Balance

Year ended December 31, 2004
Allowances for accounts receivable	$622	$393	$260	$755
Reserve for obsolescence	$132	—	$89	$43
Valuation allowance deferred taxes	$6,221	$(5,362)	—	$859
Year ended December 31, 2005
Allowances for accounts receivable	$755	$910	$434	$1,231
Reserve for obsolescence	$43	—	$12	$31
Valuation allowance deferred taxes	$859	$(859)	—	$—
Year ended December 31, 2006
Allowances for accounts receivable	$1,231	$501	$786	$946
Reserve for obsolescence	$31	$62	$41	$52
Valuation allowance deferred taxes	$—	—	—	$—