Form 10-Q
period 2007-03-31
Wayside Technology Group, Inc.
filed 2007-05-15
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

There were 4,666,591 outstanding shares of Common Stock, par value $.01 per share, as of May 10, 2007, not including 617,909 shares classified as treasury stock.

PART I - FINANCIAL INFORMATION
WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$10,853	$13,832
Marketable securities	8,879	7,032
Accounts receivable, net	23,185	28,045
Inventory - finished goods	2,279	1,265
Prepaid expenses and other current assets	713	607
Deferred income taxes	1,358	1,632
Total current assets	47,267	52,413

Equipment and leasehold improvements, net	617	488
Other assets	2,288	2,927
Deferred income taxes	1,339	1,453

Total assets	$51,511	$57,281

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$28,365	$35,304
Dividend payable	-	638
Total current liabilities	28,365	35,942

Other liabilities	35	41
Total liabilities	28,400	35,983

Commitments and contingencies

Stockholders' equity
Common stock, $.01 par value; authorized, 10,000,000 shares; issued 5,284,500 shares	53	53
Additional paid-in capital	29,902	29,252
Treasury stock, at cost, 622,823 shares and 687,879 shares, respectively	(1,751)	(1,905)
Accumulated deficit	(5,312)	(6,302)
Accumulated other comprehensive income	219	200
Total stockholders' equity	23,111	21,298
Total liabilities and stockholders' equity	$51,511	$57,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three months ended March 31,
	2007	2006

Net sales	$46,922	$35,362

Cost of sales	42,467	31,518

Gross profit	4,455	3,844

Selling, general and administrative expenses	3,043	2,967

Income from operations	1,412	877

Interest income, net	240	113

Realized foreign exchange gain (loss)	(1)	1

Income before income tax provision	1,651	991

Provision for income taxes	661	400

Net income	$990	$591

Net income per common share-Basic	$0.23	$0.14

Net income per common share-Diluted	$0.21	$0.13

Weighted average common shares outstanding-Basic	4,353	4,101

Weighted average common shares outstanding-Diluted	4,669	4,454

Reconciliation to comprehensive income:

Net income	$990	$591
Other comprehensive income, net of tax:
Unrealized gain on marketable securities	-	7
Foreign currency translation adjustments	19	11
Total comprehensive income	$1,009	$609

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except share amounts)

						Accumulated
			Additional			other
	Common Stock		Paid-In	Treasury	Accumulated	comprehensive
	Shares	Amount	Capital	Stock	Deficit	Income	Total

Balance at January 1, 2007	$5,284,500	$53	$29,252	$(1,905)	$(6,302)	$200	$21,298

Net income					990		990
Translation adjustment						19	19
Exercise of stock options			314	199			513
Tax benefit from exercises of non- qualified stock options			188				188
Share-based compensation expense			149				149
Restricted stock grants			(1)	1			-
Treasury shares repurchased			-	(46)			(46)
Balance at March 31, 2007	$5,284,500	$53	$29,902	($1,751)	$(5,312)	$219	$23,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months Ended March 31,
	2007	2006

Net income	$990	$591
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	73	69
Provision for doubtful accounts	-	55
Deferred income taxes	388	(95)
Share-based compensation expense	149	4
Changes in operating assets and liabilities:
Accounts receivable	5,497	2,386
Inventory	(1,014)	482
Prepaid expenses and other current assets	(106)	60
Accounts payable and accrued expenses	(6,939)	(4,040)
Net change in other assets and liabilities	(6)	(23)
Net cash used in operating activities	(968)	(511)

Cash flows from investing activities:
Purchases of available-for-sale securities	(6,935)	(4,080)
Redemptions of available-for-sale securities	5,088	3,950
Capital expenditures	(200)	(172)
Net cash used in investing activities	(2,047)	(302)

Cash flows from financing activities:

Dividend paid	(638)	(519)
Proceeds from exercise of stock options	513	457
Treasury stock repurchased	(46)	-
Tax benefit from stock option exercises	188	455
Net cash provided by financing activities	17	393

Effect of foreign exchange rate on cash	19	11

Net decrease in cash and cash equivalents	(2,979)	(409)
Cash and cash equivalents at beginning of period	13,832	7,369
Cash and cash equivalents at end of period	$10,853	$6,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

1.	The accompanying unaudited condensed consolidated financial statements of

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

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the opinion of the Company's management, all adjustments that are of a normal recurring nature, considered necessary for fair presentation, have been included. Actual results may differ from these estimates under different assumptions or conditions. The unaudited condensed consolidated statements of income for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K filed with the Securities Exchange Commission for the year ended December 31, 2006.

2.	In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for

Financial Assets and Financial Liabilities" (Statement 159). Statement 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. Statement 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. We are currently evaluating the impact of SFAS 159, but do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial operations or cash flows.

In June 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal consolidated tax return and its state tax return in New Jersey and its Canadian tax return as "major" tax jurisdictions, as defined. The only periods subject to examination for the Company's federal return are the 2005 through 2006 tax years. The audit of the tax year 2004, has been completed, with no adjustments proposed by the Internal Revenue Service. The periods subject to examination for the Company's state returns in New Jersey are years 2002 through 2006. The period subject to examination for its Canadian tax returns are the years 2003 through 2006. The Company believes that its income tax filing positions and deductions will be sustained by the audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

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

3.	Assets and liabilities of the Company's Canadian subsidiary have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period. The revenue from our Canadian operations in the first three months of 2007 was $6.1 million as compared to $5.9 million for the first three months of 2006.

4.	Cumulative translation adjustments and unrealized gains (losses) on available-for-

sale securities have been classified within accumulated other comprehensive income, which is a separate component of stockholders' equity in accordance with FASB Statement No. 130, "Reporting Comprehensive Income".

5.	The Company records revenues from sales transactions when title to products sold passes to the customer. The Company's shipping terms dictate that the passage of title occurs upon receipt of products by the customer. The majority of the Company's revenues relates to physical products and is recognized on a gross basis with the selling price to the customer recorded as net sales and the acquisition cost of the product to the Company recorded as cost of sales. At the time of sale, the Company also records an estimate for sales returns based on historical experience. Certain software maintenance products, third party services and extended warranties sold by the Company (for which the Company is not the primary obligor) are recognized on a net basis in accordance with Staff Accounting Bulletin (SAB) No. 101 and No. 104, "Revenue Recognition" and Emerging Issues Task Force (EITF) 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent". Accordingly, such revenues are recognized in net sales either at the time of sale or over the contract period, based on the nature of the contract, at the net amount retained by the Company, with no cost of goods sold.

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

6.	Investments in available-for-sale securities at March 31, 2007 were (in thousands):

	Cost	Market value	Unrealized Gain
U.S. Government Securities	$8,879	$8,879	$ -

The cost and market value of the Company's investments at March 31, 2007 by contractual maturity were (in thousands):

	Cost	Estimated Fair Value
Due in one year or less	$8,879	$8,879

Investments in available-for-sale securities at December 31, 2006 were (in thousands):

	Cost	Market value gain (loss)	Unrealized
U.S. Government Securities	$6,941	$6,941	-
Corporate Bonds	$91	$91	-
Total Marketable Securities	$7,032	$7,032	-

The cost and market value of our investments at December 31, 2006 by contractual maturity were (in thousands):

	Cost	Estimated Fair Value
Due in one year or less	$7,032	$7,032

7.	Balance Sheet Detail - Other Assets (in thousands):

Other assets consisted of the following at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Accounts Receivable - long-term	$2,218	$2,855
Security Deposits	56	56
Trademarks	14	16
Total	$2,288	$2,927

Accounts receivable-long-term result from product sales with extended payment terms that are discounted to their present values at the prevailing market rates. In subsequent periods, the accounts receivable are increased to the amounts due and payable from the customers through the accretion of interest income on the unpaid accounts receivable due in future years.

Accounts payable and accrued expenses consist of the following as of March 31, 2007 and December 31, 2006.:

	March 31, 2007	December 31, 2006
Trade accounts payable	$27,284	$33,955
Other accrued expenses	1,081	1,349
	$28,365	$35,304

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

	Three months ended March 31,
	2007	2006
Numerator:
Net income	$990	$591
Denominator:
Weighted average shares (Basic)	4,353	4,101
Dilutive effect of outstanding options and nonvested shares of restricted stock	316	353

Weighted average shares including assumed	4,669	4,454
conversions (Diluted)

Basic net income per share	$0.23	$0.14
Diluted net income per share	$0.21	$0.13

9.	The Company had one major vendor that accounted for 51.8% of total purchases,

during  the three months ended March 31, 2007. The Company had two major vendors that accounted for 35.6% and 16.7% of total purchases during the three months ended March 31, 2006. The Company had one major customer that accounted for 19.5% of total net sales during the three months ended March 31, 2007, and 9.1% of total net accounts receivable as of March 31, 2007. That same major customer accounted for 10% of total net sales during the three months ended March 31, 2006.

10.	The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal,

state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2002. The Company's policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. Accrued interest is insignificant and there are no penalties accrued at March 31, 2007. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

The provision consists of the following:

	Three months ended March 31,
	2007	2006
Current:
Federal	$184	$387
State	28	68
Canada	61	40
	273	495
Deferred tax expense / (benefit)	388	(95)
	$661	$400

As of March 31, 2007, the Company had a U.S. deferred tax asset of approximately $2.7 million reflecting, in part, a benefit of $1.0 million in U.S. federal and state tax loss carry forwards, which will expire in varying amounts between 2007 and 2025. The full realization of the tax benefit associated with the carry forwards depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

The effective tax rates for the three months ended March 31, 2007 and March 31, 2006 was 40%.

11.	Effective January 1, 2006, we adopted SFAS No. 123(R), "Share-Based Payment,"

using the modified prospective transition method. Under the modified prospective transition method, recognized compensation cost for the three months ended March 31, 2007 and 2006 includes 1) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123; and 2) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with Statement 123(R). In accordance with the modified prospective method, we have not restated prior period results.

At the annual stockholder's meeting held on June 14, 2006, the Company's stockholders approved the 2006 Stock-Based Compensation Plan (the "2006 Plan"). The 2006 Plan authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses, and other equity-based awards. The number of shares of Common Stock initially available under the 2006 Plan is 800,000. In August of 2006, the Company granted a total of 315,000 shares of restricted common stock to officers, directors and employees. Included in this grant were 200,000 restricted shares granted to the Company's CEO in accordance with his employment agreement. These 200,000 restricted shares vest over 120 months. The remaining shares granted vest over 60 months. In January of 2007, the Company granted 5,000 shares of restricted common stock to a director of the Company that vest over 60 months; also in January, there was also a forfeiture of 4,500 restricted shares of stock. The number of shares of common stock available for future award grants to employees and directors under this plan is 484,500.

Changes during 2007 in options outstanding for the combined plans were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($M)(1)
Outstanding at January 1, 2007	602,335	$7.56
Granted in 2007	-	-
Canceled in 2007	-	-
Exercised in 2007	(67,554)	7.62
Outstanding at March 31, 2007	534,781	7.55	6.5	3.7
Exercisable at March 31, 2007	533,429	7.57	6.5	3.7

(1) The intrinsic value is calculated as the difference between the market value and the exercise price of the shares.

A summary of nonvested shares of restricted stock awards outstanding under the Company's 2006 Plan as of March 31, 2007, and changes during the three months then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2007	293,500	$13.68
Granted in 2007	5,000	15.10
Vested in 2007	(10,750)	13.78
Forfeited in 2007	(4,500)	14.85
Nonvested shares at March. 31, 2007	283,250	13.65

As of March 31, 2007, there is approximately $3.9 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 7.49 years.

For the three months ended March 31, 2007 and 2006, the Company recognized share-based compensation cost of approximately $149,000 and $4,000, respectively, which is included in general and administrative expense. The Company does not capitalize any share-based compensation cost.

12.	SFAS No. 131, "Disclosures about Segments of an Enterprise and Related
Information," requires that public companies report profits and losses and certain other information on their "reportable operating segments" in their annual and interim financial statements. The internal organization used by the Company's Chief Operating Decision Maker (CODM) to assess performance and allocate resources determines the basis for reportable operating segments. The Company's CODM is the Chief Executive Officer.

As of January 1, 2006 the Company is organized into two reportable operating segments -- the "Programmer's Paradise" segment, which sells technical software, hardware and services directly to end-users (such as individual programmers, corporations, government agencies, and educational institutions) and the "Lifeboat" segment, which distributes technical software to corporate resellers, VARs, consultants and systems integrators.

As permitted by SFAS No. 131, the Company has utilized the aggregation criteria in combining its operations in Canada with the domestic segments as they provide the same products and services to similar clients and are considered together when the CODM decides how to allocate resources.

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

The following segment reporting information of the Company is provided (in thousands):

	Three months ended March 31,
Revenue:	2007	2006
Programmer's Paradise	$10,844	$12,282
Lifeboat	36,078	23,080
	46,922	35,362

Gross Profit:
Programmer's Paradise	$1,543	$1,839
Lifeboat	2,912	2,005
	4,455	3,844

Direct Costs:
Programmer's Paradise	$708	$950
Lifeboat	701	492
	1,409	1,442

Income Before Taxes:
Programmer's Paradise	836	888
Lifeboat	2,210	1,514
Segment Income	3,046	2,402

General and administrative	1,634	1,525
Interest income	240	113
Foreign currency translation gain (loss)	(1)	1
Income before taxes	$1,651	$991

Selected Assets By Segment:
Programmer's Paradise	7,375	6,739
Lifeboat	18,090	13,292
Corporate Assets	26,046	21,202
Total Assets	$51,511	$41,233

13.	During the second quarter of 2006, the Company made the decision to close down and sublease it sales office in Hauppauge, New York. Based on forecasted sublease income compared to estimated expenses, the Company recorded a liability and took a charge of approximately $97,000 during the second quarter of 2006.

The balance of the lease liability at January 1, 2007 was $41,000 and during the first quarter of 2007 the Company incurred $10,000 in charges net of sublease income and accrued $4,000 in interest expense so that the remaining lease liability is $35,000 at March 31, 2007.

14.	Certain reclassifications have been made to the prior year financial statement in order to conform to current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Certain Factors Affecting Operating Results" and elsewhere in this report. The following discussion should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

Overview

As of January 1, 2006 the Company is organized into two reportable operating segments -- the "Programmer's Paradise" segment, which sells technical software, hardware and services directly to end-users (such as individual programmers, corporations, government agencies, and educational institutions) and the "Lifeboat" segment, which distributes technical software to corporate resellers, VARs, consultants and systems integrators.

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statements of income expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

Three months ended March 31,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	90.5	89.1
Gross profit	9.5	10.9
Selling, general and administrative expenses	6.5	8.4
Income from operations	3.0	2.5
Interest income, net	0.5	0.3
Realized foreign currency exchange gain(loss)	-	-
Income before income taxes	3.5	2.8
Provision for income taxes	1.4	1.1
Net income	2.1%	1.7%

Net Sales

Net sales for the first quarter of 2007 increased 33% or $11.6 million to $46.9 million compared to $35.4 million for the same period in 2006. Total sales for the first quarter of 2007 for our Programmer's Paradise segment were $10.8 million compared to $12.3 million in the first quarter of 2006, representing a 12% decrease. Total sales for the first quarter of 2007 for our Lifeboat segment were $36.1 million compared to $23.1 million in the first quarter of 2006, representing a 56% increase.

Sales from our Lifeboat segment showed strong growth. The 56% increase in net sales in the first quarter of 2007 compared to 2006 was mainly a result of our continued focus on the expanding virtual infrastructure-centric business, the addition of several key product lines, and the strengthening of our account penetration.

The 12% decrease in net sales for our Programmers Paradise segment in the first quarter of 2007 was mainly due to our renewed focus on technical software.

Gross Profit

Gross Profit for the quarter ending March 31, 2007 was $4.5 million compared to $3.8 million in the first quarter of 2006, a 15.9% increase. Total gross profit for our Programmer's Paradise segment was $1.5 million compared to $1.8 million in the first quarter of 2006, representing a 16% decrease. Total gross profit for our Lifeboat segment was $2.9 million compared to $2.0 million in the first quarter of 2006, representing a 45% increase.

Gross profit margin, as a percentage of net sales, for the quarter ending March 31, 2007 was 9.5% compared to 10.9% in the first quarter of 2006. Gross profit margin for our Programmer's Paradise segment was 14.2% compared to 15.0% in the first quarter of 2006. Gross profit margin for our Lifeboat segment was 8.1% compared to 8.7% in the first quarter of 2006.

The increase in gross profit dollars and the decrease in gross profit margin as a percentage of net sales are primarily caused by the aggressive sales growth within our Lifeboat segment. Gross profit margin for our Lifeboat segment was 8.1% compared to 14.2% for our Programmer's Paradise segment in the first quarter of 2007. The decrease in gross margin of our Lifeboat segment to 8.1% from 8.7% in the first quarter of 2007 mainly reflects the competitive nature of our business and a shift in our product mix. We also won several large bids based on our aggressive pricing and we plan to continue to do so.

On a forward-looking basis, gross profit margin in future periods may be less than that achieved in the first quarter of 2007. We have several initiatives to increase gross margin percentages, including increased management control over pricing, a focus on high margin products and/or markets and selling services.

However, we do not expect these initiatives to have an immediate positive impact on our gross margin percentages. The objective of these initiatives is to slow the decline in our gross margin percentage.

We also assess the impact of large transactions and the continued growth of our Lifeboat distribution segment with lower gross margins on the overall profitability of our Company. We foresee possible pressure on gross profit margins as a result of various factors, including the continued strong growth of our Lifeboat segment, participation by vendors in inventory price protection and rebate programs, product mix, including software maintenance and third party services, pricing strategies, market conditions and other factors, any of which could result in a reduction of gross profit margins below those realized in the first quarter of 2007.

Selling, General and Administrative Expenses

Total selling, general, and administrative ("SG & A") expenses for the first quarter of 2007 were $3.0 million compared to $3.0 million in the first quarter of 2006. As a percentage of net sales, SG & A expenses for the first quarter of 2007 were 6.5% compared to 8.4% in the first quarter of 2006.

The Company expects that its SG & A expenses, as a percentage of net sales, may vary by quarter depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We continue to monitor our SG & A expenses closely. We plan to expand our investment in information technology and marketing, while we monitor our sales and remaining general and administrative expenses closely.

Direct selling costs for the first quarter of 2007 and 2006 were approximately $1.4 million. Total direct selling costs for our Programmer's Paradise division for the first quarter of 2007 were $0.7 million compared to $1.0 million in 2006, representing a 26% decrease mainly as a result of employing fewer sales staff as we focused on increasing the productivity per sales executive. Total direct selling costs for our Lifeboat division for the first quarter of 2007 were $0.7 million compared to $0.5 million in 2006, representing a 43% increase, which was a result of the Company hiring additional sales staff to support the fast growth of our Lifeboat division.

Foreign Currency Transactions Gain (Loss)

The realized foreign exchange loss for the quarter ended March 31, 2007 was $1,000 compared to a gain of $1,000 for the same period in 2006. Foreign exchange gains and losses primarily result from our trade activity with our Canadian subsidiary. Although the Company does maintain bank accounts in Canadian currencies to reduce currency exchange fluctuations, the Company is, nevertheless, subject to risks associated with such fluctuations.

Income Taxes

For the quarter ended March 31, 2007, the Company recorded a provision for income taxes of $661,000, which consists of a provision of $184,000 for U.S. federal income taxes as well as a $28,000 provision for state and local taxes and $61,000 for Canadian taxes and a deferred tax expense of $388,000.For the quarter ended March 31, 2006, the Company recorded a provision for income taxes of $400,000, which consisted of a provision of $387,000 for federal income taxes as well as a $68,000 provision for U.S. state taxes and a provision of $40,000 for Canadian taxes partly offset by a deferred tax benefit of $95,000.

As of March 31, 2007, the Company had a U.S. deferred tax asset of approximately $2.7 million reflecting, in part, a benefit of $1.0 million in U.S. federal and state tax loss carry forwards, which will expire in varying amounts between 2007 and 2025. The full realization of the tax benefit associated with the carry forwards depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

The effective tax rates for the three months ended March 31, 2007 and March 31, 2006 was 40%.

Liquidity and Capital Resources

During the first three months of 2007 our cash and cash equivalents decreased by $3.0 million to $10.9 million at March 31, 2007, from $13.8 million at December 31, 2006. During the first three months of 2007, net cash used in operating activities amounted to $1.0 million; net cash used in investing activities amounted to $2.0 million.

Net cash used in operating activities in the first three months of 2007 was $1.0 million and primarily resulted from a $6.9 million decrease in accounts payable, a $1.0 million increase in inventory, offset partially by a $5.5 million reduction in accounts receivable and net income excluding non-cash charges of $1.6 million.

Net cash used in investing activities in the first three months of 2007 amounted to $2.0 million. In light of the current low interest rates on our short-term savings accounts we decided to invest an additional net $1.8 million in U.S. government securities. These securities are highly rated and highly liquid. These securities are classified as available-for-sale securities in accordance with SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities", and as a result, unrealized gains and losses are reported as part of accumulated other comprehensive income (loss). The remaining $0.2 million of cash used in investing activities consisted of capital expenditures.

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

Contractual Obligations as of March 31, 2007 were summarized as follows:
(Dollars in thousands)

Payment due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Leases	$1,826	$289	$928	$609	-
Purchase Obligations	-	-	-	-	-
Other Long term Obligations	-	-	-	-	-
Total Contractual Obligations	$1,826	$289	$928	$609	$-

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

As of March 31, 2007, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

The Company records revenues from sales transactions when title to products sold passes to the customer. The Company's shipping terms dictate that the passage of title occurs upon receipt of products by the customer. The majority of the Company's revenues relate to physical products and is recognized on a gross basis with the selling price to the customer recorded as net sales and the acquisition cost of the product to the Company recorded as cost of sales. At the time of sale, the Company also records an estimate for sales returns based on historical experience. Certain software maintenance products, third party services and extended warranties sold by the Company (for which the Company is not the primary obligor) are recognized on a net basis in accordance with Staff Accounting Bulletin (SAB) No. 101 and No. 104, "Revenue Recognition" and Emerging Issues Task Force (EITF) 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent". Accordingly, such revenues are recognized in net sales either at the time of sale or over the contract period, based on the nature of the contract, at the net amount retained by the Company, with no cost of goods sold.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (Statement 159). Statement 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. Statement 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. We are currently evaluating the impact of SFAS 159, but do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial operations or cash flows.

In June 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal consolidated tax return and its state tax return in New Jersey and its Canadian tax return as "major" tax jurisdictions, as defined in FIN 48. The only periods subject to examination for the Company's federal return are the 2005 through 2006 tax years. The audit of the tax year 2004 has been completed with no adjustments proposed by the Internal Revenue Service. The periods subject to examination for the Company's state returns in New Jersey are years 2002 through 2006. The period subject to examination for its Canadian tax returns are the years 2003 through 2006. The Company believes that its income tax filing positions and deductions will be sustained by the audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

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

The Company's $8.9 million investments in marketable securities are only in highly liquid U.S. government securities. The remaining cash balance is invested in short-term savings accounts with our primary bank, JPMorgan Chase Bank. As such, the risk of significant changes in the value of our cash invested is minimal.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" as of March 31, 2007.This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Accounting Officer (principal financial officer). As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Accounting Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation during the quarter ended March 31, 2007 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits
(a)	Exhibits.

	10.44	Description of Consulting Agreement, dated January 9, 2006, between the Company and William Willett.

	10.45	Offer Letter, dated January 6, 2003, from the Company to Vito Legrottaglie.

	31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Simon F. Nynens, the Chief Executive Officer (principal executive officer) of the Company.

	31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Kevin T. Scull, the Chief Accounting Officer (principal financial officer) of the Company.

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

WAYSIDE TECHNOLOGY GROUP, INC.

May 15, 2007	By:	/s/ Simon F. Nynens
Date		Simon F. Nynens, Chairman of the Board,
President and Chief Executive Officer

May 15, 2007	By:	/s/ Kevin T. Scull
Date		Kevin T. Scull, Vice President
and Chief Accounting Officer