Form 10-Q
period 2007-06-30
Wayside Technology Group, Inc.
filed 2007-08-06
CIK 945983

Wayside Technology Group, Inc. - Form 10-Q (305457)

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

There were 4,698,877 outstanding shares of Common Stock, par value $.01 per share, as of August 2, 2007, not including 585,623 shares classified as treasury stock.

PART I - FINANCIAL INFORMATION
WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$11,029	$13,832
Marketable securities	9,414	7,032
Accounts receivable, net	21,497	28,045
Inventory - finished goods	1,636	1,265
Prepaid expenses and other current assets	638	607
Deferred income taxes	1,103	1,632
Total current assets	45,317	52,413

Equipment and leasehold improvements, net	641	488
Other assets	2,408	2,927
Deferred income taxes	1,214	1,453

Total assets	$49,580	$57,281

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$25,482	$35,304
Dividend payable	-	638
Total current liabilities	25,482	35,942

Other liabilities	28	41
Total liabilities	25,510	35,983

Commitments and contingencies

Stockholders' equity
Common stock, $.01 par value; authorized, 10,000,000 shares; issued 5,284,500 shares	53	53
Additional paid-in capital	29,686	29,252
Treasury stock, at cost, 584,751 shares and 687,879 shares, respectively	(1,678)	(1,905)
Accumulated deficit	(4,353)	(6,302)
Accumulated other comprehensive income	362	200
Total stockholders' equity	24,070	21,298
Total liabilities and stockholders' equity	$49,580	$57,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2007	2006	2007	2006

Net sales	$90,962	$76,800	$44,040	$41,438
Cost of sales	82,170	68,897	39,703	37,379
Gross profit	8,792	7,903	4,337	4,059
Selling, general and administrative expenses	6,036	5,891	2,993	2,924
Income from operations	2,756	2,012	1,344	1,135
Interest income, net	491	279	251	166
Realized foreign exchange gain	-	2	1	1
Income before income tax provision	3,247	2,293	1,596	1,302
Provision for income taxes	1,298	921	637	521
Net income	$1,949	$1,372	$959	$781

Net income per common share - Basic	$0.44	$0.33	$0.22	$0.19

Net income per common share - Diluted	$0.42	$0.31	$0.20	$0.17

Weighted average common shares
outstanding-Basic	$4,380	$4,137	$4,407	$4,172

Weighted average common shares
outstanding-Diluted	$4,687	$4,474	$4,706	$4,494

Reconciliation to comprehensive income:

Net income	$1,949	$1,372	$959	$781
Other comprehensive income, net of tax:
Unrealized gain on marketable securities	-	15	-	8
Foreign currency translation adjustments	162	58	143	47
Total comprehensive income	$2,111	$1,445	$1,102	$836

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except share amounts)

						Accumulated
			Additional			other
	Common Stock		Paid-In	Treasury	Accumulated	comprehensive
	Shares	Amount	Capital	Stock	Deficit	Income	Total

Balance at January 1, 2007	$5,284,500	$53	$29,252	$(1,905)	$(6,302)	$200	$21,298

Net income					1,949		1,949
Translation adjustment						162	162
Exercise of stock options			405	332			737
Dividends paid			(645)				(645)
Tax benefit from exercises of non-qualified stock options			364				364
Share-based compensation expense			302				302
Restricted stock grants			8	(8)			-
Treasury shares repurchased			-	(97)			(97)
Balance at June 30, 2007	$5,284,500	$53	$29,686	($1,678)	$(4,353)	$362	$24,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months Ended June 30,
	2007	2006

Net income	$1,949	$1,372
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	151	141
Provision for doubtful accounts	-	40
Deferred income taxes	767	209
Loss on sale of fixed assets	-	6
Share-based compensation expense	302	7
Changes in operating assets and liabilities:
Accounts receivable	7,063	1,771
Inventory	(371)	1,008
Prepaid expenses and other current assets	(31)	19
Accounts payable and accrued expenses	(9,822)	265
Net change in other assets and liabilities	(14)	86
Net cash provided by (used in) operating activities	(6)	4,924

Cash flows from investing activities:
Purchases of available-for-sale securities	(10,470)	(9,038)
Redemptions of available-for-sale securities	8,088	7,950
Capital expenditures	(297)	(256)
Proceeds from sale of fixed assets	-	10
Net cash used in investing activities	(2,679)	(1,334)

Cash flows from financing activities:
Dividend paid	(1,284)	(1,058)
Proceeds from exercise of stock options	737	458
Treasury stock repurchased	(97)	-
Tax benefit from stock option exercises	364	615
Net cash provided by (used in) financing activities	(280)	105

Effect of foreign exchange rate on cash	162	58

Net (decrease) increase in cash and cash equivalents	(2,803)	3,753
Cash and cash equivalents at beginning of period	13,832	7,369
Cash and cash equivalents at end of period	$11,029	$11,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
June 30, 2007
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

2.     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. Statement 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. We are currently evaluating the impact of SFAS 159, but do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial operations or cash flows.

In June 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal consolidated tax return and its state tax return in New Jersey and its Canadian tax return as "major" tax jurisdictions, as defined. The only periods subject to examination for the Company's federal return are the 2005 through 2006 tax years. The audit of the tax year 2004 has been completed, with no adjustments proposed by the Internal Revenue Service. The current periods subject to examination for the Company's state returns in New Jersey are years 2002 through 2006. The current periods subject to examination for the Company's Canadian tax returns are the years 2003 through 2006. The Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

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

3.     Assets and liabilities of the Company's Canadian subsidiary have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period. The revenue from our Canadian operations in the first six months of 2007 was $11.5 million as compared to $11.0 million for the first six months of 2006. The revenue from our Canadian operations for the second quarter of 2007 was $5.5 million as compared to $5.1 million for the second quarter of 2006.

4.     Cumulative translation adjustments and unrealized gains (losses) on available-for-sale securities have been classified within accumulated other comprehensive income, which is a separate component of stockholders' equity in accordance with FASB Statement No. 130, "Reporting Comprehensive Income".

5.     The Company records revenues from sales transactions when title to products sold passes to the customer. Usual sales terms are FOB shipping point, at which time title and risk of loss has passed to the customer and delivery has occurred. The majority of the Company's revenues relates to products recognized on a gross basis with the selling price to the customer recorded as net sales and the acquisition cost of the product to the Company recorded as cost of sales. At the time of sale, the Company also records an estimate for sales returns based on historical experience. Certain software maintenance products, third party services and extended warranties sold by the Company (for which the Company is not the primary obligor) are recognized on a net basis in accordance with Staff Accounting Bulletin (SAB) No. 101 and No. 104, "Revenue Recognition" and Emerging Issues Task Force (EITF) 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent". Accordingly, such revenues are recognized in net sales either at the time of sale or over the contract period, based on the nature of the contract, at the net amount retained by the Company, with no cost of goods sold.

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

6.     Investments in available-for-sale securities at June 30, 2007 were (in thousands):

	Cost	Market value	Unrealized gain (loss)
U.S. Government Securities	$9,414	$9,414	$ -

The cost and market value of the Company's investments at June 30, 2007 by contractual maturity were (in thousands):

	Cost	Estimated Fair Value
Due in one year or less	$9,414	$9,414

Investments in available-for-sale securities at December 31, 2006 were (in thousands):

	Cost	Market value	Unrealized gain (loss)
U.S. Government Securities	$6,941	$6,941	-
Corporate Bonds	91	91	-
Total Marketable Securities	$7,032	$7,032	-

The cost and market value of the Company's investments at December 31, 2006 by contractual maturity were (in thousands):

	Cost	Estimated Fair Value
Due in one year or less	$7,032	$7,032

7.     Balance Sheet Detail - (in thousands):

Other assets consisted of the following at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Accounts Receivable - long-term	$2,341	$2,855
Security Deposits	56	56
Trademarks	11	16
Total	$2,408	$2,927

Accounts receivable-long-term result from product sales with extended payment terms that are discounted to their present values at the prevailing market rates. In subsequent periods, the accounts receivable are increased to the amounts due and payable from the customers through the accretion of interest income on the unpaid accounts receivable due in future years.

Accounts payable and accrued expenses consist of the following as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Trade accounts payable	$24,419	$33,955
Other accrued expenses	1,063	1,349
	$25,482	$35,304

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

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006

Numerator:
Net income	$1,949	$1,372	$959	$781
Denominator:
Weighted average shares (Basic)	4,380	4,137	4,407	4,172
Dilutive effect of outstanding options and nonvested shares of restricted stock	307	337	299	322

Weighted average shares including assumed conversions (Diluted)	4,687	4,474	4,706	4,494

Basic net income per share	$0.44	$0.33	$0.22	$0.19
Diluted net income per share	$0.42	$0.31	$0.20	$0.17

9.     On April 25, 2007 our Board of Directors declared a quarterly dividend of $.14 per share on our common stock payable May 19, 2007 to shareholders of record on May 2, 2007 and on July 25, 2007, our Board of Directors declared a quarterly dividend of $.15 per share of our common stock payable August 20, 2007 to shareholders of record on August 6, 2007.  Our Board intends to periodically review the amount and frequency of future payments of dividends, if any, in light of the Company's operations and need for capital. The dividend is reflected as a reduction of Additional Paid in Capital.

10.     The Company had one major vendor (which was also a major vendor in 2006), that accounted for 46.6% and 40.9% of total purchases, respectively, during the six and three months ended June 30, 2007. The Company had two major vendors that accounted for 43.5% and 12.6% of total purchases during the six months ended June 30, 2006 and 50.2% and 9%, respectively, for the three months then ended. The Company had one major customer that accounted for 13.5% and 7.2% of total net sales, respectively during the six and three months ended June 30, 2007, and 2.8% of total net accounts receivable as of June 30, 2007. That same major customer accounted for 10.3% and 10.7% of total net sales, respectively, during the six and three months ended June 30, 2006.

11.     The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company's policy is to include any income tax related interest expense or penalties as a component of income tax expense.

The provision consists of the following:

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006

Current:
Federal	$ 310	$ 523	$ 149	$ 156
State	55	92	26	24
Canada	115	77	54	37
	480	692	229	217

Deferred tax expense	818	229	408	304
	$1,298	$ 921	$ 637	$ 521

As of June 30, 2007, the Company had U.S. deferred tax assets of approximately $2.3 million reflecting, in part, a benefit of $0.2 million in U.S. federal and state tax loss carry forwards, which will expire in varying amounts between 2007 and 2025. The full realization of the tax benefit associated with the carry forwards depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

The effective tax rates for the six and three months ended June 30, 2007 and June 30, 2006 was 40%.

12.     Effective January 1, 2006, we adopted SFAS No. 123(R), "Share-Based Payment," using the modified prospective transition method. Under the modified prospective transition method, recognized compensation cost for the six and three months ended June 30, 2007 and 2006 includes 1) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123; and 2) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with Statement 123(R). In accordance with the modified prospective method, we have not restated prior period results.

The Company's 2006 Stock-Based Compensation Plan (the "2006 Plan") authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses, and other equity-based awards. The number of shares of common stock initially available under the 2006 Plan is 800,000. In the first six months of 2007, the Company granted 10,000 shares of restricted common stock that vest over 60 months; and there were forfeitures of 12,500 shares of restricted common stock. The number of shares of common stock available for future award grants to employees and directors under this plan is 487,500.

Changes during 2007 in options outstanding for the combined plans were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($M)(1)

Outstanding at January 1, 2007	602,335	$7.56
Granted in 2007	-	-
Canceled in 2007	-	-
Exercised in 2007	(111,945)	6.59
Outstanding at June 30, 2007	490,390	7.78	6.3	4.1
Exercisable at June 30, 2007	489,714	7.79	6.3	4.1

(1)  The intrinsic value is calculated as the difference between the market value at June 30, 2007 and the exercise price of the shares.

A summary of nonvested shares of restricted stock awards outstanding under the Company's 2006 Plan as of June 30, 2007, and changes during the six months then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value

Nonvested shares at January 1, 2007	293,500	$13.68
Granted in 2007	10,000	15.19
Vested in 2007	(21,750)	13.80
Forfeited in 2007	(12,500)	14.57
Nonvested shares at June 30, 2007	269,250	13.67

As of June 30, 2007, there is approximately $3.7 million of total unrecognized compensation costs related to nonvested restricted stock share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 7.23 years.

For the six months ended June 30, 2007 and 2006, the Company recognized share-based compensation cost of approximately $302,000 and $7,000, respectively, which is included in general and administrative expense. For the three months ended June 30, 2007 and 2006 the Company recognized share-based compensation cost of approximately $153,000 and $4,000, respectively. The Company does not capitalize any share-based compensation cost.

13.     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires that public companies report profits and losses and certain other information on their "reportable operating segments" in their annual and interim financial statements. The internal organization used by the Company's Chief Operating Decision Maker (CODM) to assess performance and allocate resources determines the basis for reportable operating segments. The Company's CODM is the Chief Executive Officer.

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

Segment income is based on segment revenue less the respective segments cost of revenues as well as segment direct costs (including such items as payroll costs and payroll related costs, such as profit sharing, incentive awards and insurance) and excluding corporate general and administrative expenses not attributed to a business unit. The Company only identifies accounts receivable and inventory by segment as shown below as "Selected Assets"; it does not allocate its other assets, including capital expenditures by segment.

The following segment reporting information of the Company is provided (in thousands):

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
Revenue:
Programmer's Paradise	$21,195	$24,738	$10,351	$12,456
Lifeboat	69,767	52,062	33,689	28,982
	90,962	76,800	44,040	41,438

Gross Profit:
Programmer's Paradise	$2,880	$3,568	$1,337	$1,729
Lifeboat	5,912	4,335	3,000	2,330
	8,792	7,903	4,337	4,059

Direct Costs:
Programmer's Paradise	$1,458	$1,790	$750	$840
Lifeboat	1,400	1,021	698	529
	2,858	2,811	1,448	1,369

Segment Income:
Programmer's Paradise	1,422	1,778	587	889
Lifeboat	4,512	3,314	2,302	1,801
Segment Income	5,934	5,092	2,889	2,690

Corporate general and administrative expenses	3,178	3,080	1,545	1,555
Interest income	491	279	251	166
Foreign currency translation gain	-	2	1	1
Income before taxes	$3,247	$2,293	$1,596	$1,302

Selected Assets By Segment:
Programmer's Paradise	6,566	7,017
Lifeboat	16,566	13,060
Corporate assets	26,448	26,127
Segment Select Assets	$49,580	$46,204

14.     On May 16, 2007, Jeffrey Largiader resigned from his position as Vice President Marketing and Business Development of Wayside Technology Group, Inc. (the "Company"). The resignation was effective as of the close of business on May 16, 2007. Currently, Mr. Largiader is available as a consultant to the Company.

In connection with Mr. Largiader's resignation, the Company issued a letter to Mr. Largiader (the "Resignation Letter") on May 16, 2007. Pursuant to the Resignation Letter, the Company will pay Mr. Largiader his current salary of $150,000 (plus payments for unused vacation time) in 24 equal semimonthly installments, Mr. Largiader will be entitled to participate in the Company's 401(k) plan for one year following the termination, and Mr. Largiader will be entitled to own all shares of the Company's capital stock owned by him at the time of termination as well as any vested options for such shares, which options are exercisable for one year. The Company is expensing the $150,000 ratably over the one year following the date of the Resignation Letter.

15.     During the second quarter of 2006, the Company made the decision to close down and sublease it sales office in Hauppauge, New York. Based on forecasted sublease income compared to estimated expenses, the Company recorded a liability and took a charge of approximately $97,000 during the second quarter of 2006.

The balance of the lease liability at January 1, 2007 was $41,000 and during the first six months of 2007 the Company incurred $20,000 in charges net of sublease income and accrued $7,000 in interest expense so that the remaining lease liability is $28,000 at June 30, 2007.

16.     Certain reclassifications have been made to the prior year financial statements in order to conform to current year presentation.

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statements of income expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	90.3	89.7	90.2	90.2
Gross profit	9.7	10.3	9.8	9.8
Selling, general and administrative expenses	6.7	7.7	6.8	7.1
Income from operations	3.0	2.6	3.0	2.7
Interest income, net	0.5	0.4	0.6	0.4
Realized foreign currency exchange gain (loss)	-	-	-	-
Income before income taxes	3.5	3.0	3.6	3.1
Provision for income taxes	1.4	1.2	1.4	1.2
Net income	2.1%	1.8%	2.2%	1.9%

Net Sales

Net sales for the second quarter of 2007 increased 6% or $2.6 million to $44.0 million compared to $41.4 million for the same period in 2006. Total sales for the second quarter of 2007 for our Lifeboat segment were $33.7 million compared to $29.0 million in the second quarter of 2006, representing a 16% increase. Total sales for the second quarter of 2007 for our Programmer's Paradise segment were $10.4 million compared to $12.5 million in the second quarter of 2006, representing a 17% decrease. For the six months ended June 30, 2007, net sales increased 18% or $14.2 million to $91.0 million compared to $76.8 million for the same period in 2006. Sales for the six months ended June 30, 2007 for our Programmer's Paradise division were $21.2 million compared to $24.8 million for the same period last year. Sales for the six months ended June 30, 2007 for our Lifeboat division were $69.8 million compared to $52.1 million for the same period last year.

Sales from our Lifeboat segment showed strong growth. The 16% increase in net sales in the second quarter of 2007 compared to 2006 was mainly a result of the strengthening of our account penetration, the addition of several key product lines as well as our continued focus on the expanding virtual infrastructure-centric software market.

The 17% decrease in net sales for our Programmer's Paradise segment in the second quarter of 2007 was mainly due to increased competition in the "direct to end user" segment of our business.

Gross Profit

Gross Profit for the quarter ended June 30, 2007 was $4.3 million compared to $4.1 million in the second quarter of 2006, a 7% increase. Total gross profit for our Lifeboat segment for the quarter ended June 30, 2007 was $3.0 million compared to $2.3 million in the second quarter of 2006, representing a 29% increase. Total gross profit for our Programmer's Paradise segment for the quarter ended June 30, 2007 was $1.3 million compared to $1.7 million in the second quarter of 2006, representing a 23% decrease. For the six months ended June 30, 2007 gross profit increased by $0.9 million to $8.8 million compared to $7.9 million in the same period in 2006. Programmer's Paradise gross profit for the six months ended June 30, 2007 was $2.9 million compared to $3.6 million for the first six months of 2006. Lifeboat's gross profit for the six months ended June 30, 2007 was $5.9 million compared to $4.3 million for the first six months of 2006.

Gross profit margin, as a percentage of net sales, for the quarter ending June 30, 2007 was 9.8% unchanged compared to the second quarter of 2006. Gross profit margin for our Programmer's Paradise segment for the second quarter of 2007 was 12.9% compared to 13.9% in the second quarter of 2006. Gross profit margin for our Lifeboat segment for the second quarter of 2007 was 8.9% compared to 8.0% in the second quarter of 2006. Gross profit margin as a percentage of net sales, for the six months ended June 30, 2007 was 9.7% compared to 10.3% in the same period last year.

On a forward-looking basis, gross profit margin in future periods may be less than that achieved in the second quarter of 2007. We continuously assess the impact of large transactions and the continued growth of our Lifeboat distribution segment with lower gross margins on the overall profitability of our Company. We foresee possible pressure on gross profit margins as a result of various factors, including the continued strong growth of our Lifeboat segment, participation by vendors in inventory price protection and rebate programs, product mix, including software maintenance and third party services, pricing strategies, market conditions and other factors, any of which could result in a reduction of gross profit margins below those realized in the second quarter of 2007.

Selling, General and Administrative Expenses

Total selling, general, and administrative ("SG&A") expenses for the second quarter of 2007 were $3.0 million compared to $2.9 million in the second quarter of 2006. As a percentage of net sales, SG&A expenses for the second quarter of 2007 were 6.8% compared to 7.1% in the second quarter of 2006. For the six months ended June 30, 2007 SG&A expenses were $6.0 million compared to $5.9 million in the same period last year. As a percentage of net sales, SG&A expenses were 6.7% compared to7.7% in the same period last year.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary by quarter depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives.

Direct selling costs for the second quarter of 2007 and 2006 were approximately $1.4 million. Total direct selling costs for our Programmer's Paradise division for the second quarter of 2007 were $0.7 million compared to $0.8 million in 2006, representing a 11% decrease. Total direct selling costs for our Lifeboat division for the second quarter of 2007 were $0.7 million compared to $0.5 million in 2006, representing a 32% increase, which was a result of the Company hiring additional sales staff to support the growth of our Lifeboat division.

Income Taxes

The provision consists of the following:

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006

Current:
Federal	$ 310	$ 523	$ 149	$ 156
State	55	92	26	24
Canada	115	77	54	37
	480	692	229	217

Deferred tax expense	818	229	408	304
	$1,298	$ 921	$ 637	$ 521

As of June 30, 2007, the Company had a U.S. deferred tax asset of approximately $2.3 million reflecting, in part, a benefit of $0.2 million in U.S. federal and state tax loss carry forwards, which will expire in varying amounts between 2007 and 2025. The full realization of the tax benefit associated with the carry forwards depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

The effective tax rates for the six and three months ended June 30, 2007 and June 30, 2006 was 40%.

Liquidity and Capital Resources

During the first six months of 2007 our cash and cash equivalents decreased by $2.8 million to $11.0 million at June 30, 2007, from $13.8 million at December 31, 2006. During the first six months of 2007, net cash used in operating activities was nearly offset by cash provided by operating activities, net cash used in investing activities amounted to $2.7 million and net cash used in financing activities amounted to $0.3 million offset by the effect of foreign exchange gains on cash of $0.2 million.

Net cash used in operating activities for the first six months of 2007 was nearly offset by cash provided by operating activities. Cash was generated by income excluding non-cash charges of $3.2 million a decrease in accounts receivable of $7.1 million offset by cash used primarily in connection with a decrease in accounts payable and accrued expenses of $9.8 million and an increase in inventory of $0.4 million.

Net cash used in investing activities in the first six months of 2007 amounted to $2.7 million. In light of the current low interest rates on our short-term savings accounts we decided to invest an additional net $2.5 million in U.S. government securities. These securities are highly rated and highly liquid. These securities are classified as available-for-sale securities in accordance with SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities", and as a result, unrealized gains and losses are reported as part of accumulated other comprehensive income (loss). The remaining $0.3 million of cash used in investing activities consisted of capital expenditures.

Net cash used in financing activities for the six months ended June 30, 2007 was $0.3 million which consisted of dividend payments of $1.3 million offset by the proceeds and the resulting tax benefits from the exercise of options of $1.0 million.

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

Contractual Obligations as of June 30, 2007 were summarized as follows:
(Dollars in thousands)

Payment due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Leases	$1,731	$271	$941	$519	-
Purchase Obligations	-	-	-	-	-
Other Long term Obligations	-	-	-	-	-
Total Contractual Obligations	$1,731	$271	$941	$519	$-

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

As of June 30, 2007, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

The Company records revenues from sales transactions when title to products sold passes to the customer. Usual sales terms are FOB shipping point, at which time title and risk of loss has passed to the customer and delivery has occurred. The majority of the Company's revenues relate to products recognized on a gross basis with the selling price to the customer recorded as net sales and the acquisition cost of the product to the Company recorded as cost of sales. At the time of sale, the Company also records an estimate for sales returns based on historical experience. Certain software maintenance products, third party services and extended warranties sold by the Company (for which the Company is not the primary obligor) are recognized on a net basis in accordance with Staff Accounting Bulletin (SAB) No. 101 and No. 104, "Revenue Recognition" and Emerging Issues Task Force (EITF) 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent". Accordingly, such revenues are recognized in net sales either at the time of sale or over the contract period, based on the nature of the contract, at the net amount retained by the Company, with no cost of goods sold.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. We are currently evaluating the impact of SFAS 159, but do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial operations or cash flows.

In June 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal consolidated tax return and its state tax return in New Jersey and its Canadian tax return as "major" tax jurisdictions, as defined in FIN 48. The only periods subject to examination for the Company's federal return are the 2005 through 2006 tax years. The audit of the tax year 2004 has been completed with no adjustments proposed by the Internal Revenue Service. The periods subject to examination for the Company's state returns in New Jersey are years 2002 through 2006. The period subject to examination for the Company's Canadian tax returns are the years 2003 through 2006. The Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

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

The Company's $9.4 million investments in marketable securities are only in highly liquid U.S. government securities. The remaining cash balance is invested in short-term savings accounts with our primary bank, JPMorgan Chase Bank. As such, the risk of significant changes in the value of our cash invested is minimal.

Item 4T.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" as of June 30, 2007.This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Accounting Officer (principal financial officer). As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting.  As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Accounting Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation during the quarter ended June 30, 2007 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2- Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Programs (3)

April 1 - April 30, 2007	-	-	-	274,843
May 1, 2007 - May 31, 2007	2,800	$ 15.28	-	274,843
June 1, 2007 - June 30, 2007	519	$ 16.14	-	274,843
Total	3,319	$ 15.41	-	274,843

(1)  Shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of restricted common stock.

(2)  Average price paid per share reflects the averages of the closing prices of Wayside Technology Group, Inc.'s common stock on the business dates that the applicable shares of common stock were surrendered by the employee stockholders to satisfy individual tax withholding obligations upon vesting of restricted common stock.

(3)  On October 9, 2002, our Board of Directors adopted a stock repurchase program whereby the Company was authorized repurchase up to 500,000 shares of our common stock from time to time.  The stock repurchase program does not have an expiration date.

Item 4.     Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders (the "Meeting") during the fiscal Quarter ended June 30, 2007.

(a)      The date of the Meeting was June 7, 2007.

(b)      At the Meeting, the first proposal voted on was the election of directors, and the following persons were elected directors of the Company, each receiving the number of votes set forth opposite their names below:

	For	Against	Abstain	Broker Non- Votes

Simon F. Nynens	4,057,627	107,338	-	-
William H. Willett	4,057,798	107,167	-	-
F. Duffield Meyercord	4,057,727	107,238	-	-
Edwin H. Morgens	4,057,598	107,367	-	-
Allan Weingarten	4,057,598	107,367	-	-
Mark T. Boyer	4,010,402	154,563	-	-

(c)     The other proposal voted on was to ratify Amper, Politziner and Mattia P.C. ("Amper") as the Company's independent registered accounting firm. The vote was as follows:

	For	Against	Abstain	Broker Non- Votes

Ratify Amper as the Company's 2007 independent registered accounting firm	4,132,492	26,993	5,480	-

Item 6.     Exhibits

(a)	Exhibits.

	10.46	Resignation Letter, dated May 16, 2007, from Wayside Technology Group, Inc. to Jeffrey Largiader.*

	10.47	General Release, dated May 18, 2007, between Jeffrey Largiader and Wayside Technology Group, Inc.*

	31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Simon F. Nynens, the Chief Executive Officer (principal executive officer) of the Company.

	31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Kevin T. Scull, the Chief Accounting Officer (principal financial officer) of the Company.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Simon F. Nynens, the Chief Executive Officer (principal executive officer) of the Company.

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Kevin T. Scull, the Chief Accounting Officer (principal financial officer) of the Company.

*	Incorporated by reference to an identically numbered exhibit filed in response to Item 9.01, "Financial Statements and Exhibits," of the Company's Current Report on Form 8-K filed with the Securities and Exchange commission on May 21, 2007 (File No. 000-26408).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAYSIDE TECHNOLOGY GROUP, INC

August 6, 2007	By:	/s/ Simon F. Nynens
Date		Simon F. Nynens, Chairman of the Board, President and Chief Executive Officer

August 6, 2007	By:	/s/ Kevin T. Scull
Date		Kevin T. Scull, Vice President and Chief Accounting Officer