Form 10-Q
period 2007-09-30
Wayside Technology Group, Inc.
filed 2007-11-08
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

There were 4,689,396 outstanding shares of common stock, par value $.01 per share, as of October 30, 2007, not including 595,104 shares classified as treasury stock.

PART I - FINANCIAL INFORMATION
WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,270	$13,832
Marketable securities	9,421	7,032
Accounts receivable, net	20,150	28,045
Inventory - finished goods	1,249	1,265
Prepaid expenses and other current assets	848	607
Deferred income taxes	926	1,632
Total current assets	41,864	52,413

Equipment and leasehold improvements, net	620	488
Other assets	2,096	2,927
Deferred income taxes	1,127	1,453

Total assets	$45,707	$57,281

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$21,691	$35,304
Dividend payable	-	638
Total current liabilities	21,691	35,942

Other liabilities	20	41
Total liabilities	21,711	35,983

Commitments and contingencies

Stockholders' equity
Common stock, $.01 par value; authorized, 10,000,000
shares; issued 5,284,500 shares	53	53
Additional paid-in capital	29,406	29,252
Treasury stock, at cost, 605,104 shares and 687,879
shares, respectively	(2,376)	(1,905)
Accumulated deficit	(3,530)	(6,302)
Accumulated other comprehensive income	443	200
Total stockholders' equity	23,996	21,298
Total liabilities and stockholders' equity	$45,707	$57,281

The accompanying notes are an integral part of these condensed consolidated financial statements

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

Nine months ended		Three months ended
September 30,		September 30,
2007	2006	2007	2006

Net sales	$132,752	$125,479	$41,790	$48,679

Cost of sales	119,834	113,196	37,664	44,299

Gross profit	12,918	12,283	4,126	4,380

Selling, general and administrative expenses	8,998	8,999	2,962	3,109

Income from operations	3,920	3,284	1,164	1,271

Interest income, net	749	501	257	222

Realized foreign exchange gain	1	2	1	1

Income before income tax provision	4,670	3,787	1,422	1,494

Provision for income taxes	1,898	1,556	600	635

Net income	$2,772	$2,231	$822	$859

Net income per common share - Basic	$0.63	$0.54	$0.19	$0.20

Net income per common share - Diluted	$0.59	$0.50	$0.18	$0.19

Weighted average common shares outstanding- Basic	4,395	4,162	4,426	4,213

Weighted average common shares outstanding- Diluted	4,682	4,495	4,674	4,548

Reconciliation to comprehensive income:

Net income	$2,772	$2,231	$822	$859
Other comprehensive income, net of tax:
Unrealized gain on marketable securities	4	21	4	6
Foreign currency translation adjustments	239	74	77	16

Total comprehensive income	$3,015	$2,326	$903	$881

The accompanying notes are an integral part of these condensed consolidated financial statements

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Treasury	Accumulated	Accumulated other comprehensive
	Shares	Amount	Capital	Stock	Deficit	Income	Total
Balance at January 1, 2007	5,284,500	$53	$29,252	$(1,905)	$(6,302)	$200	$21,298
Net income					2,772		2,772
Translation adjustment						239	239
Unrealized gain on available- for-sale securities						4	4
Exercise of stock options			542	452			994
Dividends paid			(1,345)				(1,345)
Tax benefit from exercises of non-qualified stock options			501				501
Share-based compensation expense			448				448
Restricted stock grants			8	(8)			-
Treasury shares repurchased			-	(915)			(915)
Balance at September 30, 2007	5,284,500	$53	$29,406	$(2,376)	$(3,530)	$443	$23,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
Nine months Ended
September 30,
2007	2006

Net income	$2,772	$2,231
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	234	214
Provision for doubtful accounts	31	147
Deferred income taxes	1,032	688
Loss on sale of fixed assets	-	6
Share-based compensation expense	448	156
Changes in operating assets and liabilities:
Accounts receivable	8,689	(3,449)
Inventory	16	957
Prepaid expenses and other current assets	(241)	(137)
Accounts payable and accrued expenses	(13,613)	5,083
Net change in other assets and liabilities	(23)	24
Net cash (used in) provided by operating activities	(655)	5,920

Cash flows from investing activities:
Purchases of available-for-sale securities	(16,473)	(13,056)
Redemptions of available-for-sale securities	14,088	11,950
Capital expenditures	(358)	(297)
Proceeds from sale of fixed assets	-	10
Net cash used in investing activities	(2,743)	(1,393)

Cash flows from financing activities:
Dividend paid	(1,983)	(2,228)
Proceeds from exercise of stock options	994	722
Treasury stock repurchased	(915)	(7)
Tax benefit from stock option exercises	501	736

Net cash used in financing activities	(1,403)	(777)

Effect of foreign exchange rate on cash	239	74

Net (decrease) increase in cash and cash equivalents	(4,562)	3,824
Cash and cash equivalents at beginning of period	13,832	7,369
Cash and cash equivalents at end of period	$9,270	$11,193

Supplemental Cash Flow Data
Cash paid during the year for:

Income taxes	$506	$258

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

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

1. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. Statement 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. We are currently evaluating the impact of SFAS 159, but do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial operations or cash flows.

In June 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. The Company has adopted the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal consolidated tax return and its state tax return in New Jersey and its Canadian tax return as "major" tax jurisdictions, as defined. The only periods subject to examination for the Company's federal return are the 2005 through 2006 tax years. The audit of the tax year 2004 has been completed, with no adjustments proposed by the Internal Revenue Service. The current periods subject to examination for the Company's state returns in New Jersey are years 2002 through 2006. The current periods subject to examination for the Company's Canadian tax returns are the years 2003 through 2006. The Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

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

2. Assets and liabilities of the Company's Canadian subsidiary have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period. The revenue from our Canadian operations in the first nine months of 2007 was $16.6 million as compared to $16.2 million for the first nine months of 2006. The revenue from our Canadian operations for the third quarter of 2007 was $5.1 million as compared to $5.2 million for the third quarter of 2006.

3. Cumulative translation adjustments and unrealized gains (losses) on available-for-sale securities have been classified within accumulated other comprehensive income, which is a separate component of stockholders' equity.

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

5. Investments in available-for-sale securities at September 30, 2007 were (in thousands):
	Cost	Market value	Unrealized gain
U.S. Government Securities	$ 9,417	$ 9,421	$ 4

The cost and market value of the Company's investments at September 30, 2007 by contractual maturity were (in thousands):
	Cost	Estimated Fair Value
Due in one year or less	$ 9,417	$ 9,421

Investments in available-for-sale securities at December 31, 2006 were (in thousands):

	Cost	Market Value	Unrealized gain (loss)

U.S. Government Securities	$ 6,941	$ 6,941	-
Corporate Bonds	$ 91	$ 91	-
Total Marketable Securities	$ 7,032	$ 7,032	-

The cost and market value of the Company's investments at December 31, 2006 by contractual maturity were (in thousands):
	Cost	Estimated Fair Value
Due in one year or less	$ 7,032	$ 7,032

6. Balance Sheet Detail - (in thousands):

Other assets consisted of the following at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
Accounts Receivable - long-term	$2,030	$2,855
Security Deposits	56	56
Trademarks	10	16
Total	$2,096	$2,927

Accounts receivable-long-term result from product sales with extended payment terms that are discounted to their present values at the prevailing market rates. In subsequent periods, the accounts receivable are increased to the amounts due and payable from the customers through the accretion of interest income on the unpaid accounts receivable due in future years.

Accounts payable and accrued expenses consist of the following as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
Trade accounts payable	$20,440	$33,955
Other accrued expenses	1,251	1,349
	$21,691	$35,304

7. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed considering the potentially dilutive effect of outstanding stock options and nonvested shares of restricted stock. A reconciliation of the numerators and denominators of the basic and diluted per share computations follows (in thousands, except per share data):
Nine months ended	Three months ended
September 30,	September 30,
	2007	2006	2007	2006
Numerator:
Net income	$2,772	$2,231	$822	$859
Denominator:
Weighted average shares (Basic)	4,395	4,162	4,426	4,213
Dilutive effect of outstanding options and nonvested shares
of restricted stock	287	333	248	335

Weighted average shares including assumed conversions
(Diluted)	4,682	4,495	4,674	4,548

Basic net income per share	$0.63	$0.54	$0.19	$0.20
Diluted net income per share	$0.59	$0.50	$0.18	$0.19

9. On July 25, 2007, the Board of Directors declared a quarterly dividend of $.15 per share of its common stock paid on August 20, 2007 to shareholders of record on August 6, 2007. Our Board intends to periodically review the amount and frequency of future payments of dividends, if any, in light of the Company's operations and need for capital. The dividend is reflected as a reduction of Additional Paid in Capital.

10. The Company had two major vendors that accounted for 37.8% and 8.6% of total purchases during the nine months ended September 30, 2007 and 31.9% and 10.6%, respectively, for the three months then ended. The Company had two major vendors that accounted for 48.6% and 12.8% of total purchases during the nine months ended September 30, 2006 and 56.4% and 13.3%, respectively, for the three months then ended. The Company had two major customers that accounted for 12.0% and 9.3% of total net sales during the nine months ended September 30, 2007 and 8.6% and 12.2% respectively during the three months ended September 30, 2007. These customers accounted for 12.4% and 5.2% and 15.7% and 4.7% of total net sales, respectively, during the nine and three months ended September 30, 2006. These customers accounted for 3.8% and 6.1%, respectively, of total net accounts receivable as of September 30, 2007.

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

The provision consists of the following:

	Nine months ended		Three months ended
	September 30,		September 30,
	2007	2006	2007	2006

Current:	$638	$625	$328	$102
Federal	75	110	21	18
State	153	87	38	10
Canada	866	822	387	130

Deferred tax expense
Federal	$833	$577	$152	$413
State	199	157	61	92
	1,032	734	213	505
Total	$1,898	$1,556	$600	$635
Effective Tax rate	40.6%	41.1%	42.2%	42.5%

As of September 30, 2007, the Company had U.S. deferred tax assets of approximately $2.1 million reflecting, in part, a benefit of $0.1 million in U.S. federal and state tax loss carry forwards, which will expire in varying amounts between 2007 and 2025. The full realization of the tax benefit associated with the carry forwards depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

12. Effective January 1, 2006, we adopted SFAS No. 123(R), "Share-Based Payment," using the modified prospective transition method. Under the modified prospective transition method, recognized compensation cost for the nine and three months ended September 30, 2007 and 2006 includes 1) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123; and 2) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with Statement 123(R). In accordance with the modified prospective method, we have not restated prior period results.

The Company's 2006 Stock-Based Compensation Plan (the "2006 Plan") authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses, and other equity-based awards. The number of shares of common stock initially available under the 2006 Plan is 800,000. During 2006 315,000 shares of restricted stock were granted. In the first nine months of 2007, the Company granted 10,000 shares of restricted common stock that vest over 60 months; and there were forfeitures of 12,500 shares of restricted common stock. The number of shares of common stock available for future award grants to employees and directors under this plan is 487,500.

Changes during 2007 in options outstanding for the combined plans were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($M)(1)
Outstanding at January 1, 2007	602,335	$7.56
Granted in 2007	-	-
Canceled in 2007	-	-
Exercised in 2007	(149,445)	6.66
Outstanding at September 30, 2007	452,890	7.86	6.0	2.6
Exercisable at September 30, 2007	452,890	7.86	6.0	2.6

(1) The intrinsic value is calculated as the difference between the market value at September 30, 2007 and the exercise price of the shares.

A summary of nonvested shares of restricted stock awards outstanding under the Company's 2006 Plan as of September 30, 2007, and changes during the nine months then ended is as follows:
	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2007	293,500	$13.68
Granted in 2007	10,000	15.19
Vested in 2007	(32,250)	13.81
Forfeited in 2007	(12,500)	14.57
Nonvested shares at September 30, 2007	258,750	13.65

As of September 30, 2007, there is approximately $3.5 million of total unrecognized compensation costs related to nonvested restricted stock share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 7.03 years.

For the nine months ended September 30, 2007 and 2006, the Company recognized share-based compensation cost of approximately $448,000 and $156,000, respectively, which is included in general and administrative expense. For the three months ended September 30, 2007 and 2006 the Company recognized share-based compensation cost of approximately $146,000 and $149,000, respectively. The Company does not capitalize any share-based compensation cost.

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

The following segment reporting information of the Company is provided (in thousands):
	Nine months ended		Three months ended
	September 30,		September 30,
Revenue:	2007	2006	2007	2006
Programmer's Paradise	$32,217	$41,963	$11,021	$17,225
Lifeboat	100,535	83,516	30,769	31,454
	132,752	125,479	41,790	48,679
Gross Profit:
Programmer's Paradise	$4,302	$5,667	$1,421	$2,100
Lifeboat	8,616	6,616	2,705	2,280
	12,918	12,283	4,126	4,380
Direct Costs:
Programmer's Paradise	$2,197	$2,602	$739	$803
Lifeboat	2,133	1,597	733	576
	4,330	4,199	1,472	1,379
Segment Income:
Programmer's Paradise	2,104	3,065	682	1,297
Lifeboat	6,484	5,019	1,972	1,704
Segment Income	8,588	8,084	2,654	3,001

Corporate general and administrative expenses	4,668	4,800	1,490	1,730
Interest income	749	501	257	222
Foreign currency translation gain	1	2	1	1
Income before taxes	$4,670	$3,787	$1,422	$1,494

Selected Assets By Segment:
Programmer's Paradise	7,694	9,251
Lifeboat	13,705	14,093
Corporate assets	24,308	27,767
Segment Select Assets	$45,707	$51,111

14. In the second quarter of 2007 the Vice President of Marketing and Business Development resigned from his position with Wayside Technology Group, Inc. (the "Company").

In connection with resignation, the Company issued a letter (the "Resignation Letter"). Pursuant to the Resignation Letter, the Company will pay the former executive his current salary of $150,000 (plus payments for unused vacation time) in 24 equal semimonthly installments. The Company is expensing the $150,000 ratably over the term of the consulting agreement which is one year following the Resignation Letter.

15. During the second quarter of 2006, the Company made the decision to close down and sublease it sales office in Hauppauge, New York. Based on forecasted sublease income compared to estimated expenses, the Company recorded a liability and took a charge of approximately $97,000 during the second quarter of 2006.

The balance of the lease liability at January 1, 2007 was $41,000 and during the first nine months of 2007 the Company incurred $31,000 in charges net of sublease income and accrued $10,000 in interest expense so that the remaining lease liability is $20,000 at September 30, 2007.

16. Certain reclassifications have been made to the prior year financial statements in order to conform to current year presentation.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statements of income expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Nine months ended		Three months ended
	September 30,		September 30,
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	90.3	90.2	90.1	91.0
Gross profit	9.7	9.8	9.9	9.0
Selling, general and administrative expenses	6.7	7.2	7.1	6.4
Income from operations	3.0	2.6	2.8	2.6
Interest income, net	0.5	0.4	0.6	0.5
Realized foreign currency exchange gain(loss)	-	-	-	-
Income before income taxes	3.5	3.0	3.4	3.1
Provision for income taxes	1.4	1.2	1.4	1.3
Net income	2.1%	1.8%	2.0%	1.8%

Net Sales

Net sales for the third quarter of 2007 decreased 14% or $6.9 million to $41.8 million compared to $48.7 million for the same period in 2006.

Total sales for the third quarter of 2007 for our Lifeboat segment were $30.8 million compared to $31.5 million in the third quarter of 2006, representing a 2% decrease. Total sales for the third quarter of 2007 for our Programmer's Paradise segment were $11.0 million compared to $17.2 million in the third quarter of 2006, representing a 36% decrease.

For the nine months ended September 30, 2007, net sales increased 6% or $7.3 million to $132.8 million compared to $125.5 million for the same period in 2006. Sales for the nine months ended September 30, 2007 for our Programmer's Paradise division were $32.2 million compared to $42.0 million for the same period last year. Sales for the nine months ended September 30, 2007 for our Lifeboat division were $100.5 million compared to $83.5 million for the same period last year.

In the Lifeboat Distribution segment, sales for the third quarter of 2007 decreased by 2%, compared to the year-earlier period, primarily due to price competition for VMware products, offset, in part, by strong sales growth for our remaining distribution lines. VMware, our largest vendor, opened up distribution for a number of competitors in 2007. The majority of these distributors decided to adopt an ultra low price strategy. Gross margins went down to as much as zero percent for large deals in the third quarter of 2007. VMware labeled sales for our Lifeboat Distribution segment decreased $6.4 million as compared to the third quarter of 2006. Our remaining distribution sales showed excellent growth. Excluding VMware, sales increased by $5.7 million or 41%.

In the Programmer's Paradise segment, sales for the third quarter of 2007 decreased by $6.2 million, compared with the year-earlier period, primarily due to declining VMware sales as well as increased competition in the "direct to end user" segment of our business. The decline in VMware sales are mainly due to a change in the government's GSA program by VMware. VMware has selected an exclusive reseller/distributor for GSA government sales. Instead of invoicing the government and recognizing the revenue, Programmer's Paradise now receives a referral fee for VMware GSA sales. While this has a positive impact on gross margins, sales are impacted negatively. VMware's sales for our Programmers Paradise segment decreased $3.1 million.

Gross Profit

The increase in sales of software licenses for which we receive only an agency fee, as well as sales of software maintenance contracts for which only the gross profit is recorded as net sales, makes period-to-period comparability of net sales and costs of goods sold more difficult. We believe that gross profit is a more reliable measure of business performance and is more useful in comparing period-to-period trends than net sales. Gross Profit for the quarter ended September 30, 2007 was $4.1 million compared to $4.4 million in the third quarter of 2006, a 6% decrease. Total gross profit for our Programmer's Paradise segment for the quarter ended September 30, 2007 was $1.4 million compared to $2.1 million in the third quarter of 2006, representing a 32% decrease. Total gross profit for our Lifeboat segment for the quarter ended September 30, 2007 was $2.7 million compared to $2.3 million in the third quarter of 2006, representing a 19% increase.

For the nine months ended September 30, 2007 gross profit increased by $0.6 million to $12.9 million compared to $12.3 million in the same period in 2006. Programmer's Paradise gross profit for the nine months ended September 30, 2007 was $4.3 million compared to $5.7 million for the first nine months of 2006. Lifeboat's gross profit for the nine months ended September 30, 2007 was $8.6 million compared to $6.6 million for the first nine months of 2006. Gross profit margin as a percentage of net sales, for the nine months ended September 30, 2007 was 9.7% compared to 9.8% in the same period last year. Gross profit margin, as a percentage of net sales, for the quarter ending September 30, 2007 was 9.9% compared to 9.0% in the third quarter of 2006.

Gross profit margin for our Programmer's Paradise segment for the third quarter of 2007 was 12.9% compared to 12.2% in the third quarter of 2006. This was primarily due to increases in agency fees, vendor rebates and increases in the sales of services. These increases were offset by decreases in product margins, which includes vendor funding for advertising.

Gross profit margin for our Lifeboat segment for the third quarter of 2007 was 8.8% compared to 7.3% in the third quarter of 2006. This was primarily due to the strong growth in our higher margin specialty distribution lines and the decline of the lower margin, high volume VMware sales.

On a forward-looking basis, gross profit margin in future periods may be less than that achieved in the third quarter of 2007. We continuously assess the impact of large transactions and the continued shift in customer mix to the Lifeboat distribution segment with lower gross margins on the overall profitability of our Company. We foresee possible pressure on gross profit margins as a result of various factors, including the continued shift in customer mix to our Lifeboat segment, participation by vendors in inventory price protection and rebate programs, product mix, including software maintenance and third party services, pricing strategies, market conditions and other factors, any of which could result in a reduction of gross profit margins below those realized in the third quarter of 2007.

Selling, General and Administrative Expenses

Total selling, general, and administrative ("SG&A") expenses for the third quarter of 2007 were $3.0 million compared to $3.1 million in the third quarter of 2006. As a percentage of net sales, SG&A expenses for the third quarter of 2007 were 7.1% compared to 6.4% in the third quarter of 2006. For the nine months ended September 30, 2007 SG&A expenses were $9.0 million compared to $9.0 million in the same period last year. As a percentage of net sales, SG&A expenses were 6.7% compared to 7.2% in the same period last year.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary by quarter depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives.

Direct selling costs for the third quarter of 2007 were $1.5 million compared to $1.4 million in 2006.

Total direct selling costs for our Programmer's Paradise division for the third quarter of 2007 were $0.7 million compared to $0.8 million in 2006, representing an 8% decrease.

Total direct selling costs for our Lifeboat division for the third quarter of 2007 were $0.7 million compared to $0.5 million in 2006, representing a 27% increase, which was mainly a result of the Company hiring additional sales staff to support the growth of our Lifeboat division.

Income Taxes

The provision consists of the following: The provision consists of the following:

Nine months ended	Three months ended
September 30,	September 30,
	2007	2006	2007	2006
Current:
Federal	$638	$625	$328	$102
State	75	110	21	18
Canada	153	87	38	10
	866	822	387	130

Deferred tax expense
Federal	$833	$577	$152	$413
State	199	157	61	92
	1,032	734	213	505

Total	$1,898	$1,556	$600	$635
Effective Tax rate	40.6%	41.1%	42.2%	42.5%

As of September 30, 2007, the Company had U.S. deferred tax assets of approximately $2.1 million reflecting, in part, a benefit of $0.1 million in U.S. federal and state tax loss carry forwards, which will expire in varying amounts between 2007 and 2025. The full realization of the tax benefit associated with the carry forwards depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

Liquidity and Capital Resources

During the first nine months of 2007 our cash and cash equivalents decreased by $4.6 million to $9.2 million at September 30, 2007, from $13.8 million at December 31, 2006. During the first nine months of 2007, net cash used in operating activities was $0.7 million, net cash used in investing activities amounted to $2.7 million and net cash used in financing activities amounted to $1.4 million offset by the effect of foreign exchange gains on cash of $0.2 million.

Net cash used in operating activities for the first nine months of 2007 was $0.7 million. Cash was used primarily in connection with a decrease in accounts payable and accrued expenses of $13.6 million offset by a decrease in accounts receivable of $8.7 million caused primarily by the decline in sales and income from operations net of non-cash charges of $4.5 million.

Net cash used in investing activities in the first nine months of 2007 amounted to $2.7 million. In light of the current low interest rates on our short-term savings accounts we decided to invest an additional net $2.4 million in U.S. government securities. These securities are highly rated and highly liquid. These securities are classified as available-for-sale securities in accordance with SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities", and as a result, unrealized gains and losses are reported as part of accumulated other comprehensive income (loss). The remaining $0.4 million of cash used in investing activities consisted of capital expenditures.

Net cash used in financing activities for the nine months ended September 30, 2007 was $1.4 million which consisted of dividend payments of $2.0 million and share buybacks of $0.9 million offset by the proceeds and the resulting tax benefits from the exercise of options of $1.5 million.

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

Contractual Obligations as of September 30, 2007 were summarized as follows:

(Dollars in thousands)
Payment due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Leases	$1,764	$283	$1,018	$463	-
Purchase Obligations	-	-	-	-	-
Other Long term Obligations	-	-	-	-	-
Total Contractual Obligations	$1,764	$283	$1,018	$463	$-

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

As of September 30, 2007, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. We are currently evaluating the impact of SFAS 159, but do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial operations or cash flows.

In June 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. The Company has adopted the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal consolidated tax return and its state tax return in New Jersey and its Canadian tax return as "major" tax jurisdictions, as defined in FIN 48. The only periods subject to examination for the Company's federal return are the 2005 through 2006 tax years. The audit of the tax year 2004 has been completed with no adjustments proposed by the Internal Revenue Service. The periods subject to examination for the Company's state returns in New Jersey are years 2002 through 2006. The period subject to examination for the Company's Canadian tax returns are the years 2003 through 2006. The Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" as of September 30, 2007.This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Accounting Officer (principal financial officer). As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Accounting Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation during the quarter ended September 30, 2007 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A - Risk Factors

There have been no material changes in the Company's risk factors as disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2006.

Item 2- Unregistered Sales of Equity Securities and Use of Proceeds
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Period	(1)	(2)		(3)	(4)

July 1- July 31, 2007	-	-	10,872	$ 14.82	263,971

August 1, 2007- August 31, 2007	2,712	$ 14.04	43,720	$ 13.96	220,251

September 1, 2007- September 30, 2007	549	$ 14.09	-		220,251

Total	3,261	$ 14.05	54,592	$ 14.13	220,251

(1) Shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of restricted common stock.

(2) Average price paid per share reflects the closing price of Wayside Technology Group, Inc. stock on the business date the shares were surrendered by the employee stockholder to satisfy individual tax withholding obligations upon vesting of restricted common stock.

(3) Average price paid per share reflects the price of Wayside Technology Group, Inc. stock purchased on the open market.

(4) On October 9, 2002, our Board of Directors adopted a stock repurchase program whereby the Company was authorized repurchase up to 500,000 shares of our common stock from time to time. The stock repurchase program does not have an expiration date.

Item 6. Exhibits
(a)	Exhibits.

	10.46	Resignation Letter, dated May 16, 2007, from Wayside Technology Group, Inc. to Jeffrey Largiader*

10.47	General Release, dated May 18, 2007, between Jeffrey Largiader and Wayside Technology Group, Inc.*

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Simon F. Nynens, the Chief Executive Officer (principal executive officer) of the Company.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Kevin T. Scull, the Chief Accounting Officer (principal financial officer) of the Company.

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
WAYSIDE TECHNOLOGY GROUP, INC

November 7, 2007	By:	/s/ Simon F. Nynens
Date		Simon F. Nynens, Chairman of the Board,
President and Chief Executive Officer

/s/ Kevin T. Scull
November 7, 2007	By:	Kevin T. Scull, Vice President
Date		and Chief Accounting Officer