Form 10-K
period 2007-12-31
Wayside Technology Group, Inc.
filed 2008-03-13
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2007

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

Yes [   ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ] No [x]

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer [   ]   Accelerated filer [   ]    Non-accelerated filer   [   ] Smaller Reporting Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [x]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant computed by reference to the closing sale price for the Registrant's Common Stock as of June 29, 2007, which was the last business day of the Registrant's most recently completed second fiscal quarter, as reported on The NASDAQ Global Market, was approximately $61,904,575. (In determining the market value of the Common Stock held by any non-affiliates, shares of Common Stock of the Registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of Common Stock of the Registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.)

The number of shares outstanding of the Registrant's Common Stock as of March 10, 2008 was 4,739,235 shares.

Documents Incorporated by Reference: Portions of the Registrant's definitive Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed on or before April 29, 2008 are incorporated by reference into Part III of this Report.

PART I

Item 1 Business

General

Wayside Technology Group, Inc. (the "Company," "us," "we," or "our") is a marketer of software in the United States and Canada targeting software development and information technology professionals within enterprise organizations.

Wayside Technology Group, Inc. was incorporated in Delaware in 1982. Our Common Stock is listed on The NASDAQ Global Market under the symbol "WSTG". Our main web site address is www.waysidetechnology.com, and the other web sites maintained by our business include www.programmers.com, www.lifeboatdistribution.com, and www.techxtend.com. Information on our web sites should not be considered filed with the Securities and Exchange Commission. Information contained on our web sites is not, and should not be deemed to be, a part of this report.

The Company markets software to software development and information technology professionals in the United States and Canada. It operates through two segments, Programmer's Paradise and Lifeboat. The Programmer's Paradise segment sells technical software, hardware, and services for microcomputers, servers, and networks to individual programmers, corporations, government agencies, and educational institutions. The Lifeboat segment distributes technical software to corporate and value-added resellers, consultants, and systems integrators.

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

The Company believes that its ability to offer software developers and information technology ("IT") professionals a wide selection of products at low prices with prompt delivery and high customer service levels, along with its good relationships with vendors and suppliers, allow it to compete effectively. The Company competes to gain distribution rights for new products primarily on the basis of its reputation and its relationships with software publishers.

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

Products

The Company offers a wide variety of products from a broad range of publishers and manufacturers, including VMware Inc., CA Inc., Quest Software, Inc., GFI Software, Intel Corporation, Infragistics, TechSmith Corporation, Macrovision Corp., Vizioncore Inc. and Mindjet Corporation. On a continuous basis, new products are screened for inclusion in our catalogs and web sites based on their features, quality, price, profit margins and warranties, as well as on current sales trends. Since the Company predominantly sells software, sales of hardware and peripherals represented only 3%, 2% and 5%, respectively, of our overall revenue in 2007, 2006 and 2005.

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

One customer, CDW Corporation, accounted for 10.9%, 15.8%, and 14.2% of our consolidated net sales in 2007, 2006, and 2005, respectively, and 2.5% of accounts receivable as of December 31, 2007. Our top five customers accounted for 28%, 28%, and 27% of consolidated net sales in 2007, 2006, and 2005, respectively. The Company generally ships products within 48 hours of confirming a customer's order. This allows for minimum backlog in the business.

Sales in Canada represented 13% of our consolidated revenues in 2007 as compared to 13% in 2006, and 12% in 2005. For geographic financial information, please refer to Note 9 to our Notes to Consolidated Financial Statements.

Customer Support

We believe that providing a high level of customer service is necessary to compete effectively and is essential to continued sales and revenue growth. Our account representatives assist our customers with all aspects of purchasing decisions, process products ordered and respond to customer inquiries on order status, product pricing and availability. The account representatives are trained to answer all basic questions about the features and functionality of products. To deal with technical issues, we maintain an in-house technical support staff.

Purchasing and Fulfillment

The Company's success is dependent, in part, upon the ability of its suppliers to develop and market products that meet the changing requirements of the marketplace. The Company believes it enjoys good relationships with its vendors. The Company and its principal vendors have cooperated frequently in product introductions and in other marketing programs. As is customary in the industry, the Company has no long-term supply contracts with any of its suppliers. Substantially all of the Company's contracts with its vendors are terminable upon 30 days' notice or less. The manner in which software products are distributed and sold is changing, and new methods of distribution and sale may emerge or expand. Software publishers have sold, and may intensify their efforts to sell, their products directly to end-users. The Company's business and results of operations may be adversely affected if the terms and conditions of the Company's authorizations with its vendors were to be significantly modified or if certain products become unavailable to the Company.

We believe that effective purchasing from a diverse vendor base is a key element of our business strategy. For the year ended December 31, 2007, VMware was the only individual vendor from whom our purchases exceeded 10%. For the year ended December 31, 2007, VMware accounted for 36.8% of total purchases. For the years ended December 31, 2006 and 2005, VMware accounted for 53.4% and 35.1%, respectively of total purchases. For the years ended December 31, 2006 and 2005, Ingram Micro accounted for 11.2% and 17.5%, respectively of total purchases. The loss of these vendors, or any other key vendor, could have an adverse effect on the Company.

In 2007, the Company purchased approximately 90% of its products directly from manufacturers and publishers and the balance from multiple distributors, as compared to 86% in 2006, and 79% in 2005. Most suppliers or distributors will "drop ship" products directly to the customers, which reduces physical handling by the Company. These inventory management techniques allow the Company to offer a greater range of products without increased inventory requirements.

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

Employees

As of December 31, 2007, Wayside Technology Group, Inc. and its subsidiaries had 96 full-time and 4 part-time employees. The Company is not a party to any collective bargaining agreements with its employees, has experienced no work stoppages and considers its relationships with its employees to be satisfactory.

Executive Officers of the Company

Set forth below are the name, age, present title, principal occupation and certain biographical information for our executive officers as of February 1, 2008, all of whom have been appointed by and serve at the discretion of our board of directors.

Name	Age	Position
Simon F. Nynens	36	Chairman, President and Chief Executive Officer
Richard J. Bevis	58	Vice President Marketing
Daniel T. Jamieson	50	Vice President and General Manager-Lifeboat
Vito Legrottaglie	44	Vice President - Operations
Kevin T. Scull	42	Vice President and Chief Accounting Officer

Simon F. Nynens was appointed President and Chief Executive Officer in January 2006. Mr. Nynens also serves on the Board of Directors and was named Chairman in June 2006. He previously held the position of Executive Vice President and Chief Financial Officer since June 2004. Mr. Nynens served as Vice President and Chief Financial Officer since January 2002. Prior to January 2002, Mr. Nynens served as the Vice President and Chief Operating Officer of the Company's European operations.

Richard J. Bevis was appointed Vice President Marketing in July 2007. Prior to joining Wayside Technology Group, Inc., Mr. Bevis worked for Covance Inc. as Senior Director Marketing Communication from 2003 to 2007. He also held the position of Vice President Corporate Communications for Eyretel, PLC from 2002 to 2003.

Daniel T. Jamieson was appointed Vice President and General Manager of Lifeboat in April 2003. Prior to that, and since 1992, Mr. Jamieson held various sales and marketing management positions within the Company.

Vito Legrottaglie was appointed to the position of Vice President of Operations in April 2007. He previously held the position of Vice President of Information Systems since June 2003. Mr. Legrottaglie has previously served as Vice President of Information Systems from 1999 to 2000 and had been with the Company since 1996. Mr. Legrottaglie has also held the positions of Chief Technology Officer at Swell Commerce Incorporated, Vice President of Operations for The Wine Enthusiast Companies and Director of Information Systems at Barnes & Noble.

Kevin T. Scull was appointed Vice President and Chief Accounting Officer in January 2006. He previously held the position as Corporate Controller of the Company since January 2003. Prior to joining Wayside Technology Group, Inc., Mr. Scull previously worked for Niksun Inc. as Accounting Manager since January 2001 and, prior to that, he worked for Telcordia Inc. since December 2000 as Manager of Accounting Policies.

Available Information

Under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company is required to file annual, quarterly and current reports, proxy and information statements and other information with the SEC. You may read and copy any document we file with the SEC at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. The SEC maintains a web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company files electronically with the SEC. The Company makes available, free of charge, through its internet web site its reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with the SEC. The following address for the Company's web site includes a hyperlink to those reports: http://www.waysidetechnology.com/financial.aspx. The information contained on our web site is not part of, and is not incorporated in, this or any other report we file with or furnish to the SEC.

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

Item 1A. Risk Factors

Investors should carefully consider the risk factors set forth below as well as the other information contained in this report. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or those currently viewed by us to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

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

 We rely on our suppliers for product availability, marketing funds, purchasing incentives and competitive products to sell. We acquire products for resale both directly from manufacturers and indirectly through distributors. The loss of a supplier could cause a disruption in the availability of products. Additionally, there is no assurance that, as manufacturers continue to sell directly to end users and through the distribution channel, they will not limit or curtail the availability of their product to resellers like us. Our inability to obtain a sufficient quantity of product, or an allocation of products from a manufacturer in a way that favors one of our competitors relative to us, could cause us to be unable to fill clients' orders in a timely manner, or at all, which could have a material adverse effect on our business, results of operations and financial condition.

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

Item 1B Unresolved Staff Comments

Not applicable.

Item 2 Properties

The Company leases 18,000 square feet of space in Shrewsbury, New Jersey for its corporate headquarters and warehouse under a lease expiring in December 2012. Total annual rent expense for these premises is approximately $225,000. Additionally, the Company leases approximately 3,700 square feet of office and warehouse space in Mississauga, Canada, under a lease, which expires November 30, 2010. Total annual rent expense for these premises is approximately $30,000. We believe that each of the properties is in good operating condition and such properties are adequate for the operation of the Company's business as currently conducted.

Item 3 Legal Proceedings

There are no material legal proceedings pending against the Company or any of its subsidiaries.

Item 4 Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of 2007 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our Common Stock, par value $0.01, trade on The NASDAQ Global Market under the symbol "WSTG". Shares of the Company's Common Stock traded under the Company's former name Programmer's Paradise Inc., and ticker symbol "PROG" until August 23, 2006. The Company's Common Stock was listed on The NASDAQ Capital Market up until December 21, 2006 at which time it was transferred to The NASDAQ Global Market. Following is the range of low and high closing prices for our Common Stock as reported on The NASDAQ Global and Capital Markets, as applicable.

	High	Low
2007
First Quarter	$15.890	$14.500
Second Quarter	16.310	14.280
Third Quarter	18.540	13.430
Fourth Quarter	13.960	8.990

2006
First Quarter	$13.320	$10.500
Second Quarter	14.190	12.740
Third Quarter	15.050	13.310
Fourth Quarter	16.200	13.400

In 2007 and 2006, we declared quarterly dividends totaling $0.44 and $0.54 per share, respectively, on our Common Stock. These dividends are reflected in the financial statements as a reduction in additional paid in capital.

During 2007, we issued 159,445 shares of our Common Stock from treasury stock to employees and former employees, pursuant to the exercise of incentive stock options granted to them prior to 2006 under the Company's stock option plans. During 2007, the Company granted a total of 30,000 shares of restricted stock to officers, directors and employees from treasury stock. A total of 12,500 shares of restricted common stock were forfeited as a result of employees and officers terminating employment with the Company and returned to treasury stock.

During 2006, we issued 290,555 shares of our Common Stock from treasury stock to employees and former employees, pursuant to the exercise of incentive stock options granted to them prior to 2006 under the Company's stock option plans. During 2006, the Company also granted from treasury stock 315,000 shares of restricted common stock to officers, directors and employees under the Company's 2006 Stock-Based Compensation Plan.

As of February 27, 2008 there were approximately 39 record holders of our Common Stock.

During the fourth quarter of 2007, we repurchased shares of our Common Stock as follows:
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Period	(1)	(2)			(3)

October 1- October 31, 2007	-	-	-	-	220,251

November 1, 2007- November 30, 2007	413	$10.88	-	-	220,251

December 1, 2007- December 31, 2007	485	$9.46	-	-	220,251

Total	898	$10.11	-	-	220,251

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

(3) In 2002, the Company's Board of Directors authorized the purchase of 1,490,000 shares of our Common Stock. In October 1999, the Company was authorized by the Board of Directors to buy back an additional 521,013 shares of our Common Stock in both open market and private transactions, as conditions warrant. A total of 1,790,762 shares of the Company's stock have been bought back to date leaving a balance of 220,251 shares of Common Stock that the Company is authorized to buy back in the future. These stock repurchase programs do not have an expiration date.

STOCK PRICE PERFORMANCE GRAPH

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company's Common Stock with the cumulative total return of the S&P Midcap 400 Index and the S&P 500 Computer and Electronics Retail Index for the period commencing December 31, 2002 and ending December 31, 2007, assuming $100 was invested on December 31, 2002 and the reinvestment of dividends.

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	Dec02	Dec03	Dec04	Dec05	Dec06	Dec07
Wayside Technology Group, Inc.	100	388.32	869.33	733.95	965.91	593.49
S&P MidCap 400 Index	100	135.62	157.97	177.81	196.16	211.81
S&P 500 Computer & Electronics Retail Index	100	194.17	226.67	238.76	252.96	251.97

Item 6 Selected Financial Data

The following tables set forth, for the periods indicated, selected consolidated financial and other data for Wayside Technology Group, Inc. and its subsidiaries. You should read the selected consolidated financial and other data below in conjunction with our consolidated financial statements, the related notes and with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

Year Ended December 31,

(In thousands, except per share data)
	2003	2004	2005	2006	2007
Consolidated Statement of Operations Data:
Net sales	$69,569	$103,582	$137,655	$182,319	$179,865
Cost of sales	60,609	91,243	122,685	165,350	162,630
Gross profit	8,960	12,339	14,970	16,969	17,235
Selling, general and
administrative expenses	8,143	10,173	12,203	12,163	12,081
Income from operations	817	2,166	2,767	4,806	5,154
Other income, net	230	112	300	741	991
Income before income taxes	1,047	2,278	3,067	5,547	6,145
Income tax provision (benefit)	81	(4,044)	414	2,279	2,442
Net income	$966	$6,322	$2,653	$3,268	$3,703
Net income per share:
Basic	$0.26	$1.65	$0.67	$0.78	$0.84
Diluted	$0.25	$1.51	$0.61	$0.72	$0.80
Weighted average common
shares outstanding:
Basic	3,724	3,828	3,976	4,191	4,406
Diluted	3,900	4,180	4,384	4,521	4,656

	December 31
	2003	2004	2005	2006	2007
Balance Sheet Data:
Cash and cash equivalents	$5,878	$4,888	$7,369	$13,832	$14,241
Marketable securities	5,033	6,595	7,884	7,032	9,641
Working capital	10,703	12,756	14,595	16,471	19,479
Total assets	20,489	32,914	44,268	57,281	56,753
Total stockholders' equity	11,195	16,495	17,998	21,298	24,492

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto. This discussion and analysis contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Risk Factors" and elsewhere in this report.

Overview

As of January 1, 2006 we have organized our Company into two reportable operating segments -- the "Programmer's Paradise" segment, which sells technical software, hardware and services directly to end-users (such as individual programmers, corporations, government agencies, and educational institutions) and the "Lifeboat" segment, which distributes technical software to corporate resellers, VARs, consultants and systems integrators.

We offer a wide variety of technical and general business application software from a broad range of publishers and manufacturers. We market these products through our catalogs, direct mail programs, advertisements in trade magazines, as well as through Internet and e-mail promotions.

Forward-looking Statements

This report includes "forward-looking statements" within the meaning of Section 21E of the Exchange Act. Statements in this report regarding future events or conditions, including statements regarding industry prospects and the Company's expected financial position, business and financing plans, are forward-looking statements.

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

Financial Overview

We reported a net income of $3.7 million for the year 2007 as compared to a net income of $3.3 million in 2006. Our income before income taxes increased by $0.6 million to $6.2 million compared to $5.6 million in 2006.

Income from operations amounted to $5.2 million in 2007 as compared to $4.8 million in 2006, an increase of $0.4 million as compared to 2006. Gross profit increased by $0.3 million dollars and Selling, General and Administrative ("SG&A") expenses decreased by $0.1 million to make up this increase.

The Company's sales, gross profits and results of operations have fluctuated and are expected to continue to fluctuate on a quarterly basis as a result of a number of factors, including: the condition of the software industry in general; shifts in demand for software products; industry shipments of new software products or upgrades; the timing of new merchandise and catalog offerings; fluctuations in response rates; fluctuations in postage, paper, shipping and printing costs and in merchandise returns; adverse weather conditions that affect response, distribution or shipping; shifts in the timing of holidays; and changes in the Company's product offerings. The Company's operating expenditures are based on sales forecasts. If revenues do not meet expectations in any given quarter, operating results may be materially adversely affected.

Results of Operations

The following table sets forth for the years indicated the percentage of net sales represented by selected items reflected in the Company's Consolidated Statements of Earnings. The year-to-year comparison of financial results is not necessarily indicative of future results:
	Years ended December 31,
	2005	2006	2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	89.1	90.7	90.4
Gross profit	10.9	9.3	9.6
Selling, general and administrative expenses	8.9	6.7	6.7
Income from operations	2.0	2.6	2.9
Other income, net	0.2	0.4	0.5
Income before income taxes	2.2	3.0	3.4
Income tax provision	0.3	1.2	1.4
Net income	1.9%	1.8%	2.0%

Year ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Sales

Net sales for 2007 decreased 1% or $2.4 million to $179.9 million compared to $182.3 million in 2006. Total sales for the Programmer's Paradise division in 2007 amounted to $44.8 million, compared to $53.7 million in 2006, representing a 16.6% decrease. Total sales for our Lifeboat division were $135.1 million compared to $128.6 million in 2006, representing a 5% increase.

Sales from our Lifeboat division grew by 5% in 2007 compared to 2006. This growth was achieved as we added new lines and increased account penetration to offset the decline of $17.3 million in VMware sales compared to 2006. Our remaining distribution sales showed strong growth. Excluding VMware, sales during 2007 increased by $23.7 million from 2006, or 44%.

In the Programmer's Paradise segment, sales for 2007 decreased by $8.9 million, compared with the year-earlier period, primarily due to declining VMware sales as well as increased competition in the "direct-to-end user" segment of our business. The decline in VMware sales was mainly due to a change in the government's general services administration ("GSA") program by VMware. VMware has selected an exclusive reseller/distributor for GSA government sales. Instead of invoicing the government and recognizing the revenue, Programmer's Paradise now receives a referral fee for VMware GSA sales.

Gross Profits

Gross Profits for 2007 was $17.2 million compared to $17.0 million in 2006, a 2% increase. Total gross profits for our Programmer's Paradise division was $5.8 million compared to $7.3 million in 2006, representing a 21% decrease. Total gross profits for our Lifeboat division was $11.5 million compared to $9.7 million in 2006, representing an 18% increase.

Gross profits margin, as a percentage of net sales, for 2007 was 9.6% compared to 9.3% in the 2006. Gross profit margin percentage for our Programmer's Paradise division was 12.9% compared to 13.6% in 2006. Gross profits margin percentage for our Lifeboat segment was 8.5% compared to 7.5% in 2006.

The increase in gross profits margin as a percentage of net sales was primarily caused by the decline in VMware sales which carry lower margins than our other lines. The Lifeboat division represented 75% of total sales in 2007 compared to 71% in 2006. Gross profits margin percentage for our Lifeboat division was 8.5% compared to 12.9% for our Programmer's Paradise division.

Selling, General and Administrative Expenses

Total SG&A expenses for 2007 were $12.1 million compared to $12.2 million in 2006. This decrease was mainly the result of lower occupancy costs and a decrease in bad debt expense compared to 2006. As a percentage of net sales, SG&A expenses for 2007 and 2006 were 6.7%.

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

Direct selling costs for 2007 were $5.8 million compared to $5.6 million in 2006, a 4% increase. Total direct selling costs for our Programmer's Paradise division were $2.9 million compared to $3.4 million in 2006, representing a 15% decrease mainly as a result of employing fewer sales staff as we focused on increasing the productivity per sales executive. Total direct selling costs for our Lifeboat division were $2.9 million compared to $2.2 million in 2006, representing a 32% increase, which was a result of the Company hiring additional sales staff to support the growth of our Lifeboat division.

Income Taxes

For the year ended December 31, 2007, the Company recorded a provision for income taxes of $2.4 million which consists of a provision of $1.0 million for U.S. federal income taxes as well as a $0.2 million provision for Canadian taxes, and a deferred tax expense of $1.2 million.

As of December 31, 2007 the Company had a U.S. deferred tax asset of approximately $1.9 million. The Company has fully utilized it U.S federal loss carry forwards during 2007 as well as the majority of its state tax loss carry forwards. The remaining state tax loss carry forwards will expire in varying amounts between 2007 and 2025.

For the year ended December 31, 2006, the Company recorded a provision for income taxes of $2.3 million which consists of a provision of $0.9 million for U.S. federal income taxes, a $0.1 million provision for state and local taxes and a $0.1 million for Canadian taxes, as well as a deferred tax expense of $1.2 million.

As of December 31, 2006, the Company had a U.S. deferred tax asset of approximately $3.1 million reflecting, in part, a benefit of $1.7 million in U.S. federal and state tax loss carry forwards.

Year ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales

Net sales for 2006 increased 32% or $44.6 million to $182.3 million compared to $137.7 million in 2005. Total sales for Programmer's Paradise division in 2006 amounted to $53.7 million, compared to $53.7 million in 2005. Total sales for our Lifeboat division were $128.6 million compared to $84.0 million in 2005, representing a 53% increase.

Sales from our Lifeboat division showed strong growth. The 53% increase in net sales in 2006 compared to 2005 was mainly a result of our continued focus on the expanding virtual infrastructure-centric business, the addition of new vendor lines as well as strengthening of our account penetration.

Sales from our Programmer's Paradise division were unchanged from 2005 because of our renewed focus on our core business of marketing and selling technical software, tools and components and the shift away from commercially available software which typically carry lower margins.

Gross Profit

Gross Profit for 2006 was $17.0 million compared to $15.0 million in 2005, a 13% increase. Total gross profit for our Programmer's Paradise division was $7.3 million compared to $7.4 million in 2005, representing a 1% decrease. Total gross profit for our Lifeboat division was $9.7 million compared to $7.6 million in 2005, representing a 28% increase.

Gross profit margin, as a percentage of net sales, for 2006 was 9.3% compared to 10.9% in 2005. Gross profit margin for our Programmer's Paradise division was 13.6% compared to 13.8% in 2005. Gross profit margin for our Lifeboat segment was 7.5% compared to 9.0% in 2005.

The increase in gross profit dollars and the decrease in gross profit margin as a percentage of net sales were primarily caused by the aggressive sales growth within our Lifeboat division. The Lifeboat division represented 71% of total sales in 2006 compared to 61% in 2005. Gross profit margin for our Lifeboat division was 7.5% compared to 13.6% for our Programmer's Paradise division. The decrease in gross margin of our Lifeboat segment to 7.5% from 9.0% in 2005 mainly reflects the competitive nature of our business and a shift in our product mix. We also won several large bids based on our aggressive pricing and we plan to continue to do so.

Selling, General and Administrative Expenses

Total SG&A expenses for 2006 were $12.2 million compared to $12.2 million in 2005 as lower direct selling costs by division were offset by increased general costs including additional marketing, IT and web site staff and $0.3 million in compensation in 2006 related to the implementation of FAS 123(R) "Share-Based Payment" which requires the measurement and recognition in the income statement of all outstanding stock-based payment awards made to employees and directors based on the estimated fair value at date of grant. As a percentage of net sales, SG&A expenses for 2006 were 6.7% compared to 8.9% in 2005.

Direct selling costs for 2006 were $5.6 million compared to $6.0 million in 2005, a 7% decrease. Total direct selling costs for our Programmer's Paradise division were $3.4 million compared to $4.2 million in 2005, representing a 20% decrease mainly as a result of employing fewer sales staff as we focused on increasing the productivity per sales executive. Total direct selling costs for our Lifeboat division were $2.2 million compared to $1.8 million in 2005, representing a 23% increase, which was a result of the Company hiring additional sales staff to support the growth of our Lifeboat division.

Income Taxes

For the year ended December 31, 2006, the Company recorded a provision for income taxes of $2.3 million which consists of a provision of $0.9 million for U.S. federal income taxes, a $0.1 million provision for state and local taxes and a $0.1 million for Canadian taxes, as well as a deferred tax expense of $1.2 million.

For the year ended December 31, 2005, the Company recorded a provision for income taxes of approximately $0.4 million which consisted of a provision of $0.2 million for U.S. Federal taxes and $0.2 for state and local taxes income taxes and $0.02 million for foreign taxes offset by a deferred tax benefit of $0.02 million. As a result of the Company's performance in 2005, and the fact that New Jersey law allows a full deduction for net operating loss carryovers beginning in 2006, the $0.9 million of deferred income tax valuation allowance was reversed in the fourth quarter of 2005 by reducing the income tax provision.

Recent Accounting Pronouncements

As of December 31, 2007, the Financial Accounting Standards Board ("FASB") issued several pronouncements of significance to the Company which are discussed in detail below.

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements". SFAS No. 157 establishes a framework for measuring fair value under generally accepted accounting principles in the United States ("GAAP"), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for our Company beginning January 1, 2008, except for non-financial assets and liabilities recognized or disclosed on a recurring basis, for which the effective date is fiscal years beginning after November 15, 2008. We are currently evaluating the impact of SFAS 157, but do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for our Company beginning January 1, 2008 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. We do not expect any significant changes to our financial accounting and reporting as a result of this new accounting standard. We are currently evaluating the impact of SFAS 159, but do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial position, results of operations or cash flows.

Liquidity and Capital Resources

In 2007 our cash and cash equivalents increased by $0.4 million to $14.2 million at December 31, 2007 from $13.8 million at December 31, 2006. Net cash provided by operating activities amounted to $5.3 million, net cash used in investing activities amounted to $3.1 million, cash used in financing activities amounted to $2.0 million and the effect of foreign exchange on cash was $0.2 million.

Net cash provided by operating activities in 2007 was $5.3 million. In 2007, cash was mainly provided by $5.9 million from income from operations net of non-cash charges, and a $2.6 million decrease in accounts receivable offset by a $3.2 million decrease in accounts payable and accrued expenses. The decrease in accounts receivable relates primarily to our decreased revenue in the fourth quarter of 2007 compared to the comparable period in 2006. The decrease in accounts payable is primarily due to our decreased net sales in the fourth quarter of this year as compared to 2006 and our normal cycle of payments.

Cash used in investing activities in 2007 amounted to $3.1 million, mainly the result of net purchases of available-for-sale securities. The Company purchased $21.2 million of these securities during 2007 and sold $18.6 million during 2007. These securities are highly rated and liquid. These securities are classified as available-for-sale securities in accordance with SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities", and, as a result, unrealized gains and losses are reported as part of accumulated other comprehensive income. Cash was also used in investing activities in the amount of $0.5 million for the purchase of equipment and leasehold improvements.

Net cash used in financing activities in 2007 of $2.0 million consisted of $2.7 million of dividend payments on our Common Stock and $0.9 million for the purchases of shares of our Common Stock (mainly during the third quarter of 2007), offset by $1.1 million from proceeds from the exercise of stock options and the $0.5 tax benefit realized from exercises of stock options.

In 2002, the Company's Board of Directors authorized the purchase of 1,490,000 shares of our Common Stock. In October 1999, the Company was authorized by the Board of Director's to buy back an additional 521,013 shares of our Common Stock in both open market and private transactions, as conditions warrant. A total of 1,790,762 shares of the Company's stock have been bought back to date leaving a balance of 220,251 shares of Common Stock that the Company is authorized to buy back in the future.

The repurchase program is expected to remain effective for the remainder of 2008. We intend to hold the repurchased shares in treasury for general corporate purposes, including issuances under various stock plans. As of December 31, 2007, we owned 576,002 shares of Common Stock at an average cost of $3.96 per share. As of December 31, 2006 we owned 687,879 shares of Common Stock at an average cost of $2.77 per share.

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

Contractual Obligations
(Dollars in thousands)
Payment due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Leases(1)	$1,861	$321	$1,206	$334	-
Unconditional Purchase Obligations	-	-	-	-	-
Other Long term Obligations
reflected on the Company's
Balance Sheet under GAAP	-	-	-	-	-
Total Contractual Obligations(2)	$1,861	$321	$1,206	$334	-

(1) Operating leases primarily relate to the lease of the space used for our operations in Shrewsbury, New Jersey, and Mississauga, Canada as well as our former sales office in Hauppauge New York. The commitments for operating leases include the minimum rent payments and a proportionate share of operating expenses and property taxes.

(2) In addition to the contractual obligations disclosed in this table, we have unrecognized tax benefits totaling $78,000 with respect to which, based on uncertainties associated with the items, we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities. As a result, such potential liabilities are not listed in this table. See Note 5 to our Consolidated Financial Statements.

The Company is not committed by lines of credit, standby letters of credit, has no standby repurchase obligations or other commercial commitments.

Foreign Exchange

The Company's Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. We are subject to fluctuations in the Canadian Dollar-to-U.S. Dollar exchange rate.

Off- Balance Sheet Arrangements

As of December 31, 2007, we did not have any off-balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements that have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company recognizes revenue from the sale of software and hardware for microcomputers, servers and networks upon shipment or upon electronic delivery of the product. The Company expenses the advertising costs associated with producing its catalogs. The costs of these catalogs are expensed in the same month the catalogs are mailed.

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

The Company believes the following critical accounting policies used in the preparation of its consolidated financial statements affect its more significant judgments and estimates. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-offs may be required. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance related to deferred tax assets, and in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. We adopted the provisions of, and accounting for stock-based compensation in accordance with, SFAS 123R during the first quarter of fiscal 2006. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We make certain assumptions in order to value and expense our various share-based payment awards. In connection with valuing stock options, we use the Black-Scholes model, which requires us to estimate certain subjective assumptions. The key assumptions we make are: the expected volatility of our stock; the expected term of the award; and the expected forfeiture rate. In connection with our restricted stock programs we make assumptions principally related to the forfeiture rate. We review our valuation assumptions periodically and, as a result, we may change our valuation assumptions used to value stock based awards granted in future periods. Such changes may lead to a significant change in the expense we recognize in connection with share-based payments.

Item 7A Quantitative and Qualitative Disclosures about Market Risk

In addition to its activities in the United States, 12.9% of the Company's 2007 sales were generated in Canada. We are subject to general risks attendant to the conduct of business in Canada, including economic uncertainties and foreign government regulations. In addition, the Company's Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors.

The Company's $9.6 million investments in marketable securities at December 31, 2007 are only in highly rated and liquid U.S. government securities.

Item 8 Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements at Item 15(a).

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T) Controls and procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" as of December 31, 2007. This evaluation was carried out under the supervision and with the participation of our management, including our Company's Chief Executive Officer and Chief Accounting Officer. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Company's Chief Executive Officer and Chief Accounting Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2007. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

 Management Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes maintaining records in reasonable detail that accurately and fairly reflect our transactions and disposition of assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with GAAP; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with authorization management and directors of the Company; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.  In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that, owing to changes in conditions, controls may become inadequate, or that the degree of compliance with policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2007. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Item 9B Other Information

None.

PART III

Item 10 Directors and Executive Officers of the Registrant

This information required hereunder, with the exception of the information relating to the executive officers of the Registrant that is presented in Part I under the heading "Executive Officers of the Company," and the information relating to the Company's Code of Ethical Conduct that is presented in Part I under the heading "Available Information," is incorporated by reference herein from our Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than April 29, 2008 (the "Definitive Proxy Statement") under the sections captioned "Election of Directors," "Corporate Governance" and "Section 16 (a) Beneficial Ownership Reporting Compliance".

Item 11 Executive Compensation

The information required hereunder is incorporated by reference herein from the Definitive Proxy Statement under the sections captioned "Executive Compensation" and "Corporate Governance".

Item 12 Security Ownership of Certain Beneficial Owners and Management

The information required hereunder is incorporated by reference herein from the Definitive Proxy Statement under the sections captioned "Executive Compensation - Securities Authorized for Issuance under Equity Compensation Plans" and "Security Ownership of Certain Beneficial Owners and Management".

Item 13 Certain Relationships and Related Party Transactions, and Director Independence

The information required hereunder is incorporated by reference herein from the Definitive Proxy Statement under the sections captioned "Executive Compensation," "Corporate Governance" and "Transactions with Related Persons".

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

3.	Exhibits Required by Regulation S-K, Item 601:

Exhibit No.	Description of Exhibit

2.1	Agreement for the Sale and Purchase of Shares, dated as of January 9, 2001 between the Company and PC-Ware Information Technologies, AG. (1)

3.1	Form of Amended and Restated Certificate of Incorporation of the Company.(2)

3.1(a)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.(3)

3.2	Form of Amended and Restated By-Laws of the Company.(2)

4.1	Specimen of Common Stock Certificate.(2)

10.8

Agreement dated as of December 29, 1994, between Lifeboat Publishing and Software Garden, Inc.; License for Trademark "Dan Bricklin", dated as of December 29, 1994, between the Company and Daniel Bricklin; First Amendment to Software License Agreement and Trademark License Agreement dated March 30, 1995. (2)

10.17	1986 Stock Option Plan and Form of Employee Stock Option Agreement. (2)

10.18	1995 Stock Plan, as amended. (4)

10.19	1995 Non-Employee Director Plan, as amended. (4)

10.19(a)	2006 Stock-Based Compensation Plan. (5)

10.19(b)	First Amendment to 2006 Stock-Based Compensation Plan.

10.19(c)	Second Amendment to 2006 Stock-Based Compensation Plan.

10.20	Form of Officer and Director Indemnification Agreement. (2)

10.38	Employment Agreement dated July 15, 2002 between William Willett and the Company. (6)

10.39	First Amendment, dated as of December 16, 2003, to Employment Agreement between William Willett and the Company. (6)

10.42	Lease dated as of May 14, 1997 between Robert C. Baker, et al as Landlord and the Company. (7)

10.42(a)	Modification of Lease, dated as of July 27, 2006, between SBC Holdings, L.P. (successor in interest to Robert C. Baker, et al.) and the Company.(3)

10.43	Employment Agreement, dated January 12, 2006, between the Company and Simon F. Nynens.(8)

10.44	Description of Consulting Agreement, dated January 9, 2006, between the Company and William Willett.(9)

10.45	Offer Letter, dated January 6, 2003, from the Company to Vito Legrottaglie.(9)

10.46	Resignation Letter, dated May 16, 2007, from Wayside Technology Group, Inc. to Jeffrey Largiader.(10)

10.47	General Release, dated May 18, 2007, between Jeffrey Largiader and Wayside Technology Group, Inc.(10)

10.48	Restricted Stock Letter, dated August 15, 2006, between Vito Legrottaglie and Wayside Technology Group, Inc. (f/k/a Programmer's Paradise, Inc.)

10.49	Restricted Stock Letter, dated August 15, 2006, between Jeffrey Largiader and Wayside Technology Group, Inc. (f/k/a Programmer's Paradise, Inc.)

10.50	Restricted Stock Letter, dated August 15, 2006, between Daniel Jamieson and Wayside Technology Group, Inc. (f/k/a Programmer's Paradise, Inc.)

10.51	Restricted Stock Letter, dated August 15, 2006, between Allan Weingarten and Wayside Technology Group, Inc. (f/k/a Programmer's Paradise, Inc.)

10.52	Restricted Stock Letter, dated August 15, 2006, between Edwin Morgens and Wayside Technology Group, Inc. (f/k/a Programmer's Paradise, Inc.)

10.53	Restricted Stock Letter, dated August 15, 2006, between Duff Meyercord and Wayside Technology Group, Inc. (f/k/a Programmer's Paradise, Inc.)

10.54	Restricted Stock Letter, dated August 15, 2006, between Simon F. Nynens and Wayside Technology Group, Inc. (f/k/a Programmer's Paradise, Inc.)

10.55	Restricted Stock Letter, dated August 15, 2006, between Simon F. Nynens and Wayside Technology Group, Inc. (f/k/a Programmer's Paradise, Inc.)

10.56	Restricted Stock Letter, dated August 15, 2006, between Kevin Scull and Wayside Technology Group, Inc. (f/k/a Programmer's Paradise, Inc.)

10.57	Restricted Stock Letter, dated January 31, 2007, between William Willett and Wayside Technology Group, Inc. (f/k/a Programmer's Paradise, Inc.)

10.58	Restricted Stock Letter, dated November 19, 2007, between Richard Bevis and Wayside Technology Group, Inc. (f/k/a Programmer's Paradise, Inc.)

10.59	Form of Non-Qualified Stock Option Agreement

21.1	Subsidiaries of the Registrant

23.1	Consent of Amper, Politziner & Mattia, P.C.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Simon F. Nynens, the Chief Executive Officer of the Company.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Kevin T. Scull, the Chief Accounting Officer of the Company.

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

(1)	Incorporated by reference to Annex I to the Registrant's Definitive Special Meeting Proxy Statement filed on December 1, 2000.

(2)	Incorporated by reference to exhibits of the same number filed with the Registrant's Registration Statement on Form S-1 or amendments thereto (File No. 333-92810).

(3)	Incorporated by reference to the Exhibits of the same number to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 3, 2006.

(4)	Incorporated by reference to Exhibit A and Exhibit B, respectively, to the Registrant's Definitive Annual Meeting Proxy Statement filed on April 30, 1998.

(5)	Incorporated by reference to Exhibit A of the Registrant's Definitive Annual Meeting Proxy Statement filed on April 28, 2006.

(6)	Incorporated by reference to exhibits of the same number filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 29, 2004.

(7)	Incorporated by reference to Exhibit 10.42 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999.

(8)	Incorporated by reference to Exhibit 10.43 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed on May 12, 2006.

(9)	Incorporated by reference to exhibits of the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed on May 15, 2007.

(10)	Incorporated by reference to exhibits of the same number filed with the Registrant's Current Report on Form 8-K filed on May 21, 2007.

(b)	The exhibits required by Item 601 of Regulation S-K are reflected above in Section (a) 3. of this Item.

(c)	The financial statement schedule is included as reflected in Section (a) 2. of this Item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Shrewsbury, New Jersey, on March 12, 2008.
WAYSIDE TECHNOLOGY GROUP, INC.

By:	/s/ Simon F. Nynens
Simon F. Nynens, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:
Signature	Title	Date

/s/ Simon F. Nynens	President and Chief Executive Officer and	March 12, 2008
Simon F. Nynens	Chairman of the Board of Directors (Principal Executive Officer)

/s Kevin T. Scull	Vice President and Chief Accounting Officer	March 12, 2008
Kevin T. Scull	(Principal Financial and Accounting Officer)

/s/ William H. Willett	Director	March 12, 2008
William H. Willett

/s/ Mark T. Boyer	Director	March 12, 2008
Mark. T. Boyer

/s. F. Duffield Meyercord	Director	March 12, 2008
F. Duffield Meyercord

/s Edwin H. Morgens	Director	March 12, 2008
Edwin H. Morgens

/s/ Allan D. Weingarten	Director	March 12, 2008
Allan D. Weingarten

Items 8 and 15(a)

Wayside Technology Group, Inc. and Subsidiaries

Index to Consolidated Financial Statements and Schedule

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Wayside Technology Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Wayside Technology Group, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wayside Technology Group, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their earnings and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

During the year ended December 31, 2006, the Company has changed its method of accounting for stock-based compensation.

As discussed in Note 5 to the consolidated financial statements, in 2007, the Company adopted the provisions of FIN 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109".

We have also audited the consolidated financial statement schedule, Schedule II - Valuation and Qualifying Accounts, for each of the three years in the period ended December 31, 2007. In our opinion, this financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

March 10, 2008
Edison, New Jersey	/s/ Amper, Politziner & Mattia, P.C.

Wayside Technology Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31,
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$13,832	$14,241
Marketable securities	7,032	9,641
Accounts receivable, net of allowances of $946 and $908 in 2006 and 2007, respectively	28,045	24,824
Inventory, net	1,265	1,116
Prepaid expenses and other current assets	607	927
Deferred income taxes	1,632	830
Total current assets	52,413	51,579

Equipment and leasehold improvements, net	488	619
Other assets	2,927	3,469
Deferred income taxes	1,453	1,086
	$57,281	$56,753
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$35,304	$32,100
Dividend payable	638	-
Total current liabilities	35,942	32,100

Other liabilities	41	161
Total liabilities	35,983	32,261

Commitments and Contingencies

Stockholders' equity:
Common Stock, $.01 par value; 10,000,000 shares authorized; 5,284,500 shares issued; and 4,596,621 and 4,708,498 shares outstanding in 2006 and 2007, respectively	53	53
Additional paid-in capital	29,252	28,860
Treasury stock, at cost, 687,879 and 576,002 shares in 2006 and 2007, respectively	(1,905)	(2,283)
Accumulated deficit	(6,302)	(2,599)
Accumulated other comprehensive income	200	461
Total stockholders' equity	21,298	24,492
	$57,281	$56,753

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries
Consolidated Statements of Earnings
(Dollars in thousands, except per share amounts)

	Year ended December 31
	2005	2006	2007

Net sales	$137,655	$182,319	$179,865

Cost of sales	122,685	165,350	162,630

Gross profit	14,970	16,969	17,235

Selling, general and administrative expenses	12,203	12,163	12,081

Income from operations	2,767	4,806	5,154

Other income (expense):
Interest income	313	738	989
Foreign currency transaction gain (loss)	(13)	3	2

Income before provision for income taxes	3,067	5,547	6,145

Provision for income taxes	414	2,279	2,442

Net income	$2,653	$3,268	$3,703

Income per common share-Basic	$0.67	$0.78	$0.84
Income per common share-Diluted	$0.61	$0.72	$0.80

Weighted average common shares outstanding-Basic	3,976	4,191	4,406
Weighted average common shares outstanding-Diluted	4,384	4,521	4,656

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Income
(Dollars in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Total
Balance at January 1, 2005	5,284,500	$53	$32,642	1,418,090	$(4,130)	$(12,223)	$153	$16,495
Net income						2,653		2,653
Other comprehensive income:
Translation adjustment							22	22
Unrealized gain on available-for-sale securities							12	12
Comprehensive income								2,687
Dividends paid			(1,433)					(1,433)
Dividends declared payable			(519)					(519)
Exercise of stock options				(128,425)	510			510
Tax benefit from exercises of non-qualified stock options			258					258
Balance at December 31, 2005	5,284,500	53	30,948	1,289,665	(3,620)	(9,570)	187	17,998
Net income						3,268		3,268
Other comprehensive income:
Translation adjustment							3	3
Unrealized gain on available-for-sale securities							10	10
Comprehensive income								3,281
Dividends paid			(1,712)					(1,712)
Dividends declared payable			(638)					(638)
Exercise of stock options			368	(290,555)	848			1,216
Tax benefit from exercises of non-qualified stock options			901					901
Share-based compensation expense			305					305
Restricted stock grants			(920)	(315,000)	920			-
Treasury shares purchased				3,769	(53)			(53)
Balance at December 31, 2006	5,284,500	53	29,252	687,879	(1,905)	(6,302)	200	21,298
Net income						3,703		3,703
Other comprehensive income:
Translation adjustment							253	253
Unrealized gain on available-for-sale securities							8	8
Comprehensive income								3,964
Dividends paid			(2,047)					(2,047)
Exercise of stock options			588	(159,445)	486			1,074
Tax benefit from exercises of non- qualified stock options			522					522
Share-based compensation expense			605					605
Restricted stocks grants			(60)	(17,500)	60			-
Treasury shares repurchased				65,068	(924)			(924)
Balance at December 31, 2007	5,284,500	$53	$28,860	576,002	$(2,283)	$(2,599)	$461	$24,492

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands, except share amounts)

	Year ended December 31,
	2005	2006	2007

Cash flows from operating activities
Net income	$2,653	$3,268	$3,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	236	259	351
Amortization expense	10	11	10
Provision for doubtful accounts receivable	477	190	47
Deferred income tax expense (benefit)	(21)	1,214	1,170
Share-based compensation expense	-	305	605
Loss on disposal of fixed assets	-	6	-
Changes in operating assets and liabilities:
Accounts receivable	(7,369)	(9,502)	2,627
Inventory	(533)	691	149
Prepaid expenses and other current assets	(15)	81	(320)
Accounts payable and accrued expenses	10,015	9,554	(3,205)
Net change in other operating assets and liabilities	(2)	8	114
Net cash provided by operating activities	5,451	6,085	5,251
Cash flows provided by (used) in investing activities
Purchase of equipment and leasehold improvements	(367)	(329)	(482)
Purchase of available-for-sale securities	(16,077)	(17,089)	(21,189)
Redemptions of available-for-sale securities	14,800	17,950	18,588
Proceeds from sale of fixed assets	-	10	-
Net cash provided by (used) in investing activities	(1,644)	542	(3,083)
Cash flows used in financing activities
Purchase of treasury stock	-	(53)	(924)
Proceeds from stock option exercises	510	1,216	1,074
Tax benefit from stock options exercises	-	901	522
Dividends paid	(1,858)	(2,231)	(2,684)
Net cash used in financing activities	(1,348)	(167)	(2,012)
Effect of foreign exchange rate on cash	22	3	253
Net increase in cash and cash equivalents	2,481	6,463	409
Cash and cash equivalents at beginning of year	4,888	7,369	13,832
Cash and cash equivalents at end of year	$7,369	$13,832	$14,241

Supplementary disclosure of cash flow information:
Income taxes paid	$170	$294	$563
Interest paid	$ -	$ -	$ -

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in tables in thousands, except per share amounts)

Note 1. Description of Business

Wayside Technology Group, Inc., the "Company" markets software to software development and information technology professionals in the United States and Canada. It was formerly known as Programmer's Paradise, Inc. and changed its name to Wayside Technology Group, Inc. in August 2006. It operates through two segments, Programmer's Paradise and Lifeboat. The Programmer's Paradise segment sells technical software, hardware, and services for microcomputers, servers, and networks to individual programmers, corporations, government agencies, and educational institutions. Its solutions include technical and general business application software from various publishers and manufacturers. This segment markets these products through catalogs, direct mail programs, and advertisements in trade magazines, as well as through Internet and email promotions. Its catalogs offer collections of microcomputer technical software, including programming languages, tools, utilities, libraries, development systems, interfaces, and communication products. The Lifeboat segment distributes technical software to corporate and value-added resellers, consultants, and systems integrators.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation and Operations

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make extensive use of certain estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Estimates are used when accounting for allowance for uncollectible accounts, sales returns, inventory valuation and obsolescence, income taxes, depreciation, contingencies, stock-based compensation and costs associated with exit or disposal activities. Actual results could differ from those estimates.

Net Income Per Common Share

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Basic earnings or loss per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings or loss per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding, adjusted for potentially dilutive securities.

Wayside Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in tables in thousands, except per share amounts)

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows (in thousands, except per share data):
Year ended December 31
	2005	2006	2007
Numerator:
Net income	$2,653	$3,268	$3,703
Denominator:
Weighted average shares (Basic)	3,976	4,191	4,406
Dilutive effect of outstanding options and nonvested shares of restricted stock	408	330	250

Weighted average shares including assumed conversions (Diluted)	4,384	4,521	4,656

Basic net income per share	$0.67	$0.78	$0.84
Diluted net income per share	$0.61	$0.72	$0.80

Cash Equivalents

The Company considers all liquid short-term investments with original maturities of 90 days or less to be cash equivalents.

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

Wayside Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in tables in thousands, except per share amounts)

Foreign Currency Translation

Assets and liabilities of the foreign subsidiary in Canada have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year. Cumulative translation adjustments have been classified within accumulated other comprehensive income, which is a separate component of stockholders' equity in accordance with FASB Statement No. 130, "Reporting Comprehensive Income". The foreign currency translation adjustments are not currently adjusted for income taxes as they relate to permanent investments in international subsidiaries.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations in credit risk consist of cash, cash equivalents, and marketable securities. At December 31, 2007, the Company's $9.6 million of investments in marketable securities are only in highly rated and liquid U.S. government securities.

The Company's cash and cash equivalents, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Investments in Securities

The Company accounts for investments in securities pursuant to the SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under this statement, the Company's securities with a readily determinable fair value have been classified as available for sale and are carried at fair value with an offsetting adjustment to accumulated other comprehensive income: Stockholders' Equity.

Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 2007 and 2006, because of the relative short maturity of these instruments.

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

Wayside Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in tables in thousands, except per share amounts)

Comprehensive Income

Comprehensive income consists of net income for the period, the impact of unrealized foreign currency translation adjustments and unrealized gains or losses on investments. The foreign currency translation adjustments are not currently adjusted for income taxes as they relate to permanent investments in international subsidiaries.

Revenue Recognition

The Company records revenues from sales transactions when title to products sold passes to the customer. Usual sales terms are FOB shipping point, at which time title and risk of loss has passed to the customer and delivery has occurred. Revenue is recognized in accordance with Statements of Position ("SOP") 97-2 " Software Revenue Recognition," Staff Accounting Bulletin ("SAB") No. 101 and No. 104, "Revenue Recognition" and Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent". The majority of the Company's revenues relates to physical products and is recognized on a gross basis with the selling price to the customer recorded as net sales with the acquisition cost of the product to the Company recorded as cost of sales. At the time of sale, the Company also records an estimate for sales returns based on historical experience. Certain software maintenance products, third party services and extended warranties sold by the Company (for which the Company is not the primary obligor) are recognized on a net basis. Accordingly, such revenues are recognized in net sales either at the time of sale or over the contract period, based on the nature of the contract, at the net amount retained by the Company, with no cost of goods sold.

In accordance with EITF 00-10, "Accounting for Shipping and Handling Fees and Costs", the Company records freight billed to its customers as net sales and the related freight costs as a cost of sales. Vendor rebates and price protection are recorded when earned as a reduction to cost of sales or merchandise inventory, as applicable. Cooperative reimbursements from vendors, which are earned and available, are recorded in the period the related advertising expenditure is incurred. Cooperative reimbursements are recorded as net sales in accordance with EITF 02-16 "Accounting by a customer (including reseller) for certain consideration received from a vendor".

Stock-Based Compensation

The Company has stockholder-approved stock incentive plans for employees and directors. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS" or "Statement") No. 123, "Accounting for Stock-Based Compensation. Effective January 1, 2006, we adopted SFAS No. 123(R), "Share-Based Payment," using the modified prospective transition method. Under the modified prospective transition method, recognized compensation cost for the years ended December 31, 2007 and 2006 includes 1) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123; and 2) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with Statement 123(R). In accordance with the modified prospective method, we have not restated prior period results.

Wayside Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in tables in thousands, except per share amounts)

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

Advertising Costs

Advertising costs are charged to expense in the period incurred. Advertising costs for 2005, 2006, and 2007 amounted to approximately $2,416 thousand, $2,433 thousand and $1,424 thousand, respectively.

Impact of Accounting Pronouncements

As of December 31, 2007, the Financial Accounting Standards Board ("FASB") issued several pronouncements of significance to the Company which are discussed in detail below.

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements". SFAS No. 157 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for our Company beginning January 1, 2008, except for non-financial assets and liabilities recognized or disclosed on a recurring basis, for which the effective date is fiscal years beginning after November 15, 2008. We are currently evaluating the impact of SFAS 157, but do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for our Company beginning January 1, 2008 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. We do not expect any significant changes to our financial accounting and reporting as a result of this new accounting standard. We are currently evaluating the impact of SFAS 159, but do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial position, results of operations or cash flows.

Wayside Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in tables in thousands, except per share amounts)

3. Marketable securities

Investments in available-for-sale securities at December 31, 2007 were:
	Cost	Market value	Unrealized gain
U.S. Government Securities	$9,633	$9,641	$8
Total Marketable securities	$9,633	$9,641	$8

The cost and market value of our investments at December 31, 2007 by contractual maturity were:
	Cost	Estimated Fair Value

Due in one year or less	$9,633	$9,641

Investments in available-for-sale securities at December 31, 2006 were:
	Cost	Market value	Unrealized gain(loss)
U.S. Government Securities	$6,941	$6,941	$ -
Corporate Bonds	$91	$91	$ -
Total Marketable securities	$7,032	$ 7,032	$ -

The cost and market value of our investments at December 31, 2006 by contractual maturity were:
	Cost	Estimated Fair Value

Due in one year or less	$7,032	$7,032

Estimated fair values of marketable securities are based on quoted market prices.

Wayside Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in tables in thousands, except per share amounts)

4. Balance Sheet Detail

Equipment and leasehold improvements consist of the following as of December 31:
	2006	2007

Equipment	$2,132	$2,391
Leasehold improvements	325	542
	2,457	2,933
Less accumulated depreciation and amortization	(1,969)	(2,314)
	$488	$619

Other assets consist of the following as of December 31:
	2006	2007

Accounts receivable-long-term	$2,855	$3,402
Security deposits	56	56
Trademarks (net of amortization)	16	11
	$2,927	$3,469

Accounts receivable-long-term result from product sales with extended payment terms that are discounted to their present values at the prevailing market rates. In subsequent periods, the accounts receivable are increased to the amounts due and payable by the customers through the accretion of interest income on the unpaid accounts receivable due in future years. The amounts due under these long-term accounts receivable due within one year are reclassified to the current portion of accounts receivable.

Accounts payable and accrued expenses consist of the following as of December 31:
	2006	2007

Trade accounts payable	$33,955	$30,597
Other accrued expenses	1,349	1,503
	$35,304	$32,100

Wayside Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in tables in thousands, except per share amounts)

5. Income Taxes

Deferred tax attributes resulting from differences between financial and accounting amounts and tax basis of assets and liabilities at December 31, 2006 and 2007 are as follows:
	December 31
	2006	2007
Current assets
Accruals and reserves	$447	$465
Goodwill	271	271
Net operating loss carry forwards	772	5
Business credits	142	89
Net current deferred tax assets	$1,632	$830

Non-current assets
Accruals and reserves	$235	$236
Depreciation	129	147
Goodwill	978	703
Net operating loss carry forwards	111	-
Net non-current deferred tax assets	$1,453	$1,086
Total deferred tax assets	$3,085	$1,916

The provision for income taxes is as follows:
Year ended December 31
	2005	2006	2007
Current:
Federal	$257	$851	$1,036
State	160	135	-
Canada	18	79	236
	435	1,065	1,272
Deferred:
Federal	663	833	830
State	(684)	381	340
	(21)	1,214	1,170
	$414	$2,279	$2,442
Effective Tax Rate	15.6%	41.1%	39.7%

Wayside Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in tables in thousands, except per share amounts)

The reasons for the difference between total tax expense and the amount computed by applying the U.S. statutory federal income tax rate to income before income taxes are as follows:
	Year ended December 31
	2005	2006	2007

Statutory rate applied to pretax income	$1,042	$1,885	$2,089
Federal alternative minimum tax	47	-	-
State income taxes, net of benefit of federal income taxes	181	321	333
Foreign income taxes over U.S. statutory rate	3	12	35
Net decrease in valuation allowance	(859)	-	-
Other items	-	61	(15)
Income tax expense	$414	$2,279	$2,442

As a result of the Company's performance in 2005, and the fact that New Jersey law allows a full deduction for net operating loss carryovers beginning in 2006, the approximate $900 thousand of deferred income tax valuation allowance related to New Jersey net operating loss carryforwards was reversed in the fourth quarter of 2005, by reducing the income tax provision.

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

The Company has adopted the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal consolidated tax return and its state tax return in New Jersey and its Canadian tax return as "major" tax jurisdictions, as defined. The only periods subject to examination for the Company's federal return are the 2005 through 2007 tax years. The audit of the tax year 2004 has been completed, with no adjustments proposed by the Internal Revenue Service. The current periods subject to examination for the Company's state returns in New Jersey are years 2004 through 2007. The current periods subject to examination for the Company's Canadian tax returns are the years 2004 through 2007. The Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The adoption of FIN No. 48 did not result in a significant change to the liability for unrecognized tax benefits, less offsetting long-term tax assets.

Wayside Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in tables in thousands, except per share amounts)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Federal, State and Foreign Tax
Balance at January 1, 2007	$-
Additions based on tax positions related to current year	230
Gross Unrecognized Tax Benefit at December 31,2007	$230
Net Unrecognized Tax Benefit at December 31,2007	$78

The net Unrecognized Tax Benefit is included as a component of Other Liabilities within the Consolidated Balance Sheet. Interest expense and penalties related to unrecognized tax benefits are classified as income tax expense.

For financial reporting purposes, income before income taxes includes the following components:
	Year ended December 31
	2005	2006	2007
United States	$3,022	$5,350	$5,556
Canada	45	197	589
	$3,067	$5,547	$6,145

During the years ended December 31, 2005, 2006 and 2007, the Company paid approximately $170 thousand, $294 thousand and $563 thousand, respectively, in income taxes.

6. Stockholder's Equity and Stock Based Compensation

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

Wayside Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in tables in thousands, except per share amounts)

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

At the annual stockholder's meeting held on June 14, 2006, the Company's stockholders approved the 2006 Stock-Based Compensation Plan (the "2006 Plan"). The 2006 Plan authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses, and other equity-based awards. The number of shares of Common Stock initially available under the 2006 Plan is 800,000. The number of shares of common stock available for future award grants to employees and directors under this plan is 467,500.

In August of 2006, the Company granted a total of 315,000 shares of restricted common stock to officers, directors and employees. Included in this grant were 200,000 restricted shares granted to the Company's CEO in accordance with his employment agreement. These 200,000 restricted shares vest over 120 months. The remaining shares granted vest over 60 months.

During 2007, the Company granted a total of 30,000 shares of restricted stock to officers, directors and employees. These shares vest over 60 months. A total of 12,500 shares of restricted common stock were forfeited as a result of employees and officers terminating employment with the Company.

Wayside Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in tables in thousands, except per share amounts)

Changes during 2005, 2006 and 2007 in options outstanding for the combined plans were as follows:
	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2005	967,220	$5.71
Granted in 2005	60,640	12.85
Canceled in 2005	(6,545)	3.36
Exercised in 2005	(128,425)	3.97
Outstanding at December 31, 2005	892,890	6.46
Granted in 2006	-	-
Canceled in 2006	-	-
Exercised in 2006	(290,555)	4.19
Outstanding at December 31, 2006	602,335	7.56
Granted in 2007	-	-
Canceled in 2007	-	-
Exercised in 2007	(159,445)	6.75
Outstanding at December 31, 2007	442,890	7.85
Exercisable at December 31, 2007	442,890	$7.85

The options exercisable at December 31, 2006 and 2007 were 600,307 and 442,890, respectively. The weighted average fair value of options granted during 2005 was $4.78. In 2007 and 2006 no options were granted.

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2007 was $0.6 million. The intrinsic value is calculated as the difference between the market value as of December 31, 2007 and the exercise price of the shares. The market value as of December 31, 2007 was $8.99 as reported by The NASDAQ Global Market.

Stock options outstanding at December 31, 2007 are summarized as follows:
Range of Exercise Prices	Outstanding Options as of December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable as of December 31, 2007	Weighted Average Exercise Price

$2.00 - $2.24	33,500	4.7	$2.13	33,500	$2.13
$2.25 - 3.99	28,750	2.1	3.73	28,750	$3.73
$6.00 - 7.99	30,000	0.6	6.38	30,000	$6.38
$8.00 - 9.99	290,000	6.4	8.03	290,000	$8.03
$10.00 - 12.99	60,640	7.3	12.85	60,640	$12.85
	442,890	5.7	$7.85	442,890	$7.85

Under the various plans, options that are cancelled can be reissued. At December 31, 2007 no options were reserved for future issuance.

Wayside Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in tables in thousands, except per share amounts)

A summary of nonvested shares of restricted stock awards outstanding under the Company's 2006 Plan as of December 31, 2007 and changes during the year then ended is as follows:
	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2006	-	$ -
Granted in 2006	315,000	13.68
Vested in 2006	(21,500)	13.77
Forfeited in 2006	-	-
Nonvested shares at December 31, 2006	293,500	13.68
Granted in 2007	30,000	12.69
Vested in 2007	(43,750)	13.76
Forfeited in 2007	(12,500)	14.57
Nonvested shares at December 31, 2007	267,250	$ 13.47

As of December 31, 2007, there was approximately $3.6 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 6.78 years.

For the years ended December 31, 2006 and 2007, we recognized share-based compensation cost of approximately $0.3 million and $0.6 million respectively, which is included in general and administrative expenses. The Company does not capitalize any share-based compensation cost.

The actual tax benefits realized from non-qualified stock option exercises totaled $0.9 and $0.5 million for the years ended December 31, 2006 and 2007 respectively. In accordance with FSP 123(R)3, in the Consolidated Statement of Cash Flows, the Company classified tax benefits from stock option exercises as cash provided by financing activities.

Wayside Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in tables in thousands, except per share amounts)

The following table illustrates the effect on income attributable to common stockholders and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation.
Year ended December 31, 2005

Net income as reported	$2,653
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effect:	(174)
Net income pro forma	$2,479
Basic net income per share, as reported	$0.67
Diluted net income per share, as reported	$0.61
Basic net income per share, pro forma	$0.62
Diluted net income per share, pro forma	$0.57

Under SFAS No. 123(R) the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:
Year ended December 31,
2005
Expected life (in years)	4.0
Risk-free interest rate	3.78%
Volatility	59%
Dividend yield	4.2%

7. Defined Contribution Plan

The Company maintains a defined contribution plan covering substantially all domestic employees. Participating employees may make contributions to the plan, through payroll deductions. Matching contributions are made by the Company equal to 50% of the employee's contribution to the extent such employee contribution did not exceed 6% of their compensation. During the years ended December 31, 2005, 2006 and 2007, the Company expensed approximately $121 thousand, $118 thousand and $121 thousand respectively, related to this plan.

Wayside Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in tables in thousands, except per share amounts)

8. Commitments and Contingencies

Leases

Operating leases relate to the lease of the space used for our operations in Shrewsbury, New Jersey and Mississauga, Canada as well as our former sales office in Hauppauge New York. The commitments for operating leases include the minimum rent payments and a proportionate share of operating expenses and property taxes.
2008	$ 321
2009	450
2010	409
2011	347
2012	334
$ 1,861

Rent expense for the years ended December 31, 2005, 2006 and 2007 was approximately $606 thousand, $516 thousand and $380 thousand, respectively.

Employment Agreements

In the second quarter of 2007 the Vice President of Marketing and Business Development resigned from his position with the Company.

In connection with the resignation, the Company issued a letter (the "Resignation Letter"). Pursuant to the Resignation Letter, the Company will pay the former executive his current salary of $150 thousand (plus payments for unused vacation time) in 24 equal semimonthly installments. The Company is expensing the $150 thousand ratably over the term of the consulting agreement which is one year following the Resignation Letter.

In the event that Simon Nynens', President and Chief Executive officer, employment is terminated without cause or by the rendering of a non-renewal notification, he is entitled to receive severance payments equal to twelve months salary and immediate vesting of all outstanding stock awards. Additionally, in the event that a change of control of the Company occurs (as described in the employment agreement), Mr. Nynens outstanding stock awards become immediately vested and he is entitled to the pro-rata performance bonus based upon stock price at the date of such change in control.

The Company has entered into a letter agreement with Mr. Legrottaglie, Vice President of Information Systems. Mr. Legrottaglie is entitled to severance payments for six months at the then applicable annual base salary if the Company terminates his employment for any reason other than for cause.

Wayside Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in tables in thousands, except per share amounts)

Other

The Company is not committed by lines of credit, standby letters of credit, has no standby repurchase obligations or other commercial commitments. Other than employment arrangements and other management compensation arrangements, the Company is not engaged in any transactions with related parties.

9. Industry, Segment and Geographic Information

The Company markets software to software development and information technology professionals in the United States and Canada.

Geographic revenue and identifiable assets related to operations as of and for the years ended December 31, 2005, 2006 and 2007 were as follows
	2005	2006	2007
Net sales to Unaffiliated Customers:
United States	$121,068	$159,285	$156,602
Canada	16,587	23,034	23,263
Total	$137,655	$182,319	$179,865

Identifiable Assets by Geographic Areas at December 31,	2006	2007
United States	$49,211	$50,499
Canada	8,070	6,254
Total	$57,281	$56,753

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

As of January 1, 2006 we have organized our Company into two reportable operating segments -- the "Programmer's Paradise" segment, which sells technical software, hardware and services directly to end-users (such as individual programmers, corporations, government agencies, and educational institutions) and the "Lifeboat" segment, which distributes technical software to corporate resellers, VARs, consultants and systems integrators.

As permitted by SFAS No. 131, we have utilized the aggregation criteria in combining our operations in Canada with the domestic segments because they provide the same products and services to similar clients and are considered together when the CODM decides how to allocate resources.

Wayside Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in tables in thousands, except per share amounts)

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
	Year Ended December 31,
Revenue:	2005	2006	2007
Programmer's Paradise	$53,651	$53,744	$44,814
Lifeboat	84,004	128,575	135,051
	137,655	182,319	179,865
Gross Profit:
Programmer's Paradise	$7,386	$7,284	$5,781
Lifeboat	7,584	9,685	11,454
	14,970	16,969	17,235
Direct Costs:
Programmer's Paradise	$4,211	$3,386	$2,891
Lifeboat	1,784	2,193	2,885
	5,995	5,579	5,776
Income Before Taxes:
Programmer's Paradise	3,175	3,899	2,890
Lifeboat	5,800	7,491	8,569
Segment Income	8,975	11,390	11,459
General and administrative	6,208	6,584	6,305
Interest income	313	738	989
Foreign currency translation gain (loss)	(13)	3	2
Income before taxes	$3,067	$5,547	$6,145
Selected Assets By Segment:
Programmer's Paradise		$7,087	$8,593
Lifeboat		22,223	17,347
Segment Select Assets		29,310	25,940
Corporate Assets		27,971	30,813
Total Assets		$57,281	$56,753

One customer, CDW Corporation, accounted for 10.9%, 15.8%, and 14.2% of consolidated net sales in 2007, 2006, and 2005, respectively, and 2.5% of accounts receivable as of December 31, 2007. Our top five customers accounted for 28%, 28%, and 27% of consolidated net sales in 2007, 2006, and 2005, respectively.

Wayside Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in tables in thousands, except per share amounts)

10. Loss on Lease

The Company applied SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" with its decision to close down and sublease its sales office in Hauppauge, New York. Under SFAS No. 146, a liability for the costs associated with an exit or disposal activity is recorded when the liability is incurred.

During the second quarter of 2006, the Company made the decision to close down and sublease it sales office in Hauppauge, New York. Based on forecasted sublease income compared to estimated expenses, the Company recorded a liability and took a charge of approximately $97 thousand during the second quarter of 2006.

The Company's tenant terminated its sublease in December 2007. After considering information provided by the Company's leasing agent the Company took an additional charge of $76 thousand in the fourth quarter of 2007.

11. Quarterly Results of Operations (Unaudited)

The following table presents summarized quarterly results for 2007
	First	Second	Third	Fourth

Net sales	$46,922	$44,040	$41,790	$47,112
Gross profit	4,455	4,337	4,126	4,317
Net income	990	959	822	931

Basic net income per common share	$0.23	$0.22	$0.19	$0.21
Diluted net income per common share	$0.21	$0.20	$0.18	$0.20

The following table presents summarized quarterly results for 2006
	First	Second	Third	Fourth

Net sales	$35,362	$41,438	$48,680	$56,840
Gross profit	3,844	4,059	4,380	4,686
Net income	591	781	859	1,036

Basic net income per common share	$0.14	$0.19	$0.20	$0.24
Diluted net income per common share	$0.13	$0.17	$0.19	$0.22

Wayside Technology Group, Inc. and Subsidiaries
Schedule II--Valuation and Qualifying Accounts
(In Thousands)

Description	Beginning Balance	Charged to Cost and Expense	Deductions	Ending Balance

Year ended December 31, 2005
Allowances for accounts receivable	$755	$910	$434	$1,231
Reserve for inventory obsolescence	$43	-	$12	$31
Valuation allowance deferred taxes	$859	$(859)	-	$-
Year ended December 31, 2006
Allowances for accounts receivable	$1,231	$501	$786	$946
Reserve for inventory obsolescence	$31	$62	$41	$52
Year ended December 31, 2007
Allowances for accounts receivable	$946	$109	$147	$908
Reserve for inventory obsolescence	$52	$(2)	$11	$39