Form 10-Q
period 2008-03-31
Wayside Technology Group, Inc.
filed 2008-05-12
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

                                         (732) 389-8950
(Registrant's Telephone Number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

(Check one):
Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes [  ] No [X]

There were 4,732,534 outstanding shares of Common Stock, par value $.01 per share, as of May 8, 2008, not including 551,966 shares classified as treasury stock.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
	March 31, 2008 (Unaudited)	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$14,360	$14,241
Marketable securities	7,680	9,641
Accounts receivable, net of allowances of $788 and
$908, respectively	21,848	24,824
Inventory - finished goods	836	1,116
Prepaid expenses and other current assets	1,260	927
Deferred income taxes	812	830
Total current assets	46,796	51,579

Equipment and leasehold improvements, net	789	619
Other assets	3,448	3,469
Deferred income taxes	1,012	1,086

Total assets	$52,045	$56,753

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$27,769	$32,100

Other liabilities	132	161
Total liabilities	27,901	32,261

Commitments and contingencies

Stockholders' equity
Common stock, $.01 par value; 10,000,000 shares
authorized, 5,284,500 shares issued; 4,739,235
and 4,708,498 shares outstanding, respectively	53	53
Additional paid-in capital	28,133	28,860
Treasury stock, at cost, 545,265 and 576,002 shares,
respectively	(2,438)	(2,283)
Accumulated deficit	(1,970)	(2,599)
Accumulated other comprehensive income	366	461
Total stockholders' equity	24,144	24,492
Total liabilities and stockholders' equity	$52,045	$56,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands, except per share data)
	Three months ended
	March 31,
	2008	2007

Net sales	$40,506	$46,922

Cost of sales	36,761	$42,467

Gross profit	3,745	4,455

Selling, general and administrative expenses	2,942	3,043

Income from operations	803	1,412

Interest income, net	234	240

Realized foreign exchange gain (loss)	3	(1)

Income before income tax provision	1,040	1,651

Provision for income taxes	411	661

Net income	$629	$990

Net income per common share - Basic	$0.14	$0.23

Net income per common share - Diluted	$0.14	$0.21

Weighted average common shares outstanding-Basic	4,441	4,353

Weighted average common shares outstanding-Diluted	4,533	4,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Income
(Dollars in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In	Treasury		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Total

Balance at January 1, 2008	5,284,500	$53	$28,860	576,002	$(2,283)	$(2,599)	$461	$24,492

Net income						629		629
Other comprehensive income (loss):
Translation adjustment							(87)	(87)
Unrealized loss on available-for-sale securities							(8)	(8)
Comprehensive income								534
Dividends paid			(707)					(707)
Exercise of stock options			(19)	(15,000)	51			32
Share-based compensation expense			184					184
Restricted stock grants			(185)	(54,000)	185			-
Treasury shares repurchased				38,263	(391)			(391)
Balance at March 31, 2008	5,284,500	$53	$28,133	545,265	$(2,438)	$(1,970)	$366	$24,144

The accompanying notes are an integral part of the consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)
	Three months ended
	March 31,
	2008	2007

Net income	$629	$990
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	85	73
Bad debt expense	11	-
Deferred income taxes	92	388
Share-based compensation expense	184	149
Changes in operating assets and liabilities:
Accounts receivable	2,820	5,497
Inventory	277	(1,014)
Prepaid expenses and other current assets	(335)	(106)
Accounts payable and accrued expenses	(4,167)	(6,939)
Net change in other assets and liabilities	(30)	(6)
Net cash used in operating activities	(434)	(968)

Cash flows from investing activities:
Purchases of available-for-sale securities	(3,047)	(6,935)
Redemptions of available-for-sale securities	5,000	5,088
Capital expenditures	(256)	(200)
Net cash provided by (used) in investing activities	1,697	(2,047)

Cash flows from financing activities:

Dividend paid
Proceeds from exercise of stock options	(707)	(638)
Treasury stock repurchased	32	513
Tax benefit from stock option exercises	(391)	(46)
Net cash provided by (used) financing activities	-	188
	(1,066)	17

Effect of foreign exchange rate on cash	(78)	19

Net increase (decrease) in cash and cash equivalents	119	(2,979)
Cash and cash equivalents at beginning of period	14,241	13,832
Cash and cash equivalents at end of period	$14,360	$10,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
March 31, 2008

1. The accompanying unaudited condensed consolidated financial statements of Wayside Technology Group, Inc. and its Subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the opinion of the Company's management, all adjustments that are of a normal recurring nature, considered necessary for fair presentation, have been included. Actual results may differ from these estimates under different assumptions or conditions. The unaudited condensed consolidated statements of earnings for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K filed with the Securities Exchange Commission for the year ended December 31, 2007.

2. In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (revised 2007) "Business Combinations." SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) will become effective for the fiscal year beginning after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51." SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No.160 will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (Statement 159). Statement 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for our Company beginning January 1, 2008, for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. The adoption of SFAS 159 did not have a material impact on our consolidated financial position, results of operations or cash flows.

3. Assets and liabilities of the Company's Canadian subsidiary have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period. The revenue from our Canadian operations in the first three months of 2008 was $6.0 million as compared to $6.1 million for the first three months of 2007.

4. Cumulative translation adjustments and unrealized gains (losses) on available-for-sale securities have been classified within accumulated other comprehensive income, which is a separate component of stockholders' equity in accordance with FASB Statement No. 130, "Reporting Comprehensive Income."

5. The Company records revenues from sales transactions when title to products sold passes to the customer. Usual sales terms are FOB shipping point, at which time title and risk of loss has passed to the customer and delivery has occurred. Revenue is recognized in accordance with Statements of Position ("SOP") 97-2 "Software Revenue Recognition," Staff Accounting Bulletin ("SAB") No. 101 and No. 104, "Revenue Recognition" and Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." The majority of the Company's revenues relates to physical products and is recognized on a gross basis with the selling price to the customer recorded as net sales with the acquisition cost of the product to the Company recorded as cost of sales. At the time of sale, the Company also records an estimate for sales returns based on historical experience. Certain software maintenance products, third party services and extended warranties sold by the Company (for which the Company is not the primary obligor) are recognized on a net basis. Accordingly, such revenues are recognized in net sales either at the time of sale or over the contract period, based on the nature of the contract, at the net amount retained by the Company, with no cost of goods sold.

6. Vendor rebates and price protection are recorded when earned as a reduction to cost of sales or merchandise inventory, as applicable. Cooperative reimbursements from vendors, which are earned and available, are recorded in the period the related advertising expenditure is incurred. Cooperative reimbursements are recorded as net sales in accordance with EITF 02-16 "Accounting by a customer (including reseller) for certain consideration received from a vendor."

7. Investments in available-for-sale securities at March 31, 2008 were (in thousands):
	Cost	Market value	Unrealized Gain
U.S. Government Securities	$ 7,680	$ 7,680	$ -

The cost and market value of the Company's investments at March 31, 2008 by contractual maturity were (in thousands):
		Estimated
	Cost	Fair Value

Due in one year or less	$7,680	$7,680

Investments in available-for-sale securities at December 31, 2007 were (in thousands):
	Cost	Market value	Unrealized Gain
U.S. Government Securities	$ 9,633	$ 9,641	$ 8

The cost and market value of the Company's investments at December 31, 2007 by contractual maturity were (in thousands):
		Estimated
	Cost	Fair Value

Due in one year or less	$9,633	$9,641

8. Balance Sheet Detail - Other Assets (in thousands):

Other assets consisted of the following at March 31, 2008 and December 31, 2007:
	March 31,	December 31,
	2008	2007
Accounts Receivable - long-term	$3,382	$3,402
Security Deposits	56	56
Trademarks	10	11
Total	$3,448	$3,469

Accounts receivable-long-term result from product sales with extended payment terms that are discounted to their present values at the prevailing market rates. In subsequent periods, the accounts receivable are increased to the amounts due and payable from the customers through the accretion of interest income on the unpaid accounts receivable due in future years. The amounts due under these long-term accounts receivable due within one year are reclassified to the current portion of accounts receivable. The current portion of these long-term accounts receivable included in the current portion of accounts receivable at March 31, 2008 and December 31, 2007 is $3,232 and $3,702 respectively.

Accounts payable and accrued expenses consist of the following as of March 31, 2008 and December 31, 2007:
	March 31, 2008	December 31, 2007

Trade accounts payable	$26,644	$30,597
Other accrued expenses	1,125	1,503
	$27,769	$32,100

9. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed considering the potentially dilutive effect of outstanding stock options and nonvested shares of restricted stock. A reconciliation of the numerators and denominators of the basic and diluted per share computations follows (in thousands, except per share data):
	Three months ended
	March 31,
	2008	2007
Numerator:
Net income	$629	$990
Denominator:
Weighted average shares (Basic)	4,441	4,353
Dilutive effect of outstanding options and nonvested shares of restricted stock	92	316
Weighted average shares including assumed conversions	4,533	4,669
(Diluted)
Basic net income per share	$0.14	$0.23
Diluted net income per share	$0.14	$0.21

10. The Company had one major vendor that accounted for 26.1% and 51.8% of total purchases, during the three months ended March 31, 2008 and 2007, respectively. The Company had one major customer that accounted for 19.5% of total net sales during the three months ended March 31, 2007 and no major customers accounting for greater than 10% of total net sales for the three months ended March 31, 2008.

11. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2004. The Company's policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. Accrued interest is insignificant and there are no penalties accrued at March 31, 2008. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

The provision consists of the following (in thousands):
	Three months ended
	March 31,
	2008	2007
Current:
Federal	$216	$184
State	35	28
Canada	69	61
	320	273

Deferred tax expense	91	388
	$411	$661

The effective tax rates for the three months ended March 31, 2008 and March 31, 2007 was 40%.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Federal, State and Foreign Tax
Balance at January 1, 2008	$230
Additions based on tax positions related to current year	-
Gross Unrecognized Tax Benefit at March 31, 2008	$230
Net Unrecognized Tax Benefit at March 31, 2008	$78

The net Unrecognized Tax Benefit is included as a component of Other Liabilities within the Consolidated Balance Sheet.

12. In accordance with SFAS No. 123(R), "Share-Based Payment," recognized compensation cost for the three months ended March 31, 2008 and 2007 includes 1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123; and 2) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with Statement 123(R).

At the annual stockholders' meeting held on June 14, 2006, the Company's stockholders approved the 2006 Stock-Based Compensation Plan (the "2006 Plan"). The 2006 Plan authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses, and other equity-based awards. The total number of shares of Common Stock initially available under the 2006 Plan was 800,000. As of March 31, 2008, the number of shares of common stock available for future award grants to employees and directors under this plan is 467,500.

During 2006, the Company granted a total of 315,000 shares of restricted common stock to officers, directors and employees. Included in this grant were 200,000 restricted shares granted to the Company's CEO in accordance with his employment agreement. These 200,000 restricted shares vest over 120 months. The remaining shares granted vest over 60 months.

During 2007, the Company granted a total of 30,000 shares of restricted stock to officers, directors and employees. These shares vest over 60 months. A total of 12,500 shares of restricted common stock were forfeited as a result of employees and officers terminating employment with the Company.

In February 2008, the Company granted a total of 57,500 shares of restricted stock to officers and directors. These shares vest over 60 months. A total of 3,500 shares of restricted common stock were forfeited as a result of employees terminating employment with the Company.

Changes during 2008 in options outstanding for the Company's combined plans were as follows:
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($M)(1)
Outstanding at January 1, 2008	442,890	$7.85
Granted in 2008	-	-
Canceled in 2008	-	-
Exercised in 2008	(15,000)	$2.13
Outstanding at March 31, 2008	427,890	$8.05	5.5	$0.8
Exercisable at March 31, 2008	427,890	$8.05	5.5	$0.8

(1) The intrinsic value is calculated as the difference between the market value on the last trading day of the quarter March 31, 2008 and the exercise price of the shares. The market value as of March 31, 2008 was $9.90 as reported by The NASDAQ Global Market.

A summary of nonvested shares of restricted stock awards outstanding under the Company's 2006 Plan as of March 31, 2008, and changes during the three months then ended is as follows:
	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2008	267,250	$13.47
Granted in 2008	57,500	10.68
Vested in 2008	(14,125)	13.00
Forfeited in 2008	(3,500)	14.85
Nonvested shares at March 31, 2008	307,125	$12.87

As of March 31, 2008, there is approximately $4.0 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 6.37 years.

For the three months ended March 31, 2008 and 2007, the Company recognized share-based compensation cost of approximately $184,000 and $149,000, respectively, which is included in general and administrative expense.

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

Segment income is based on segment revenue less the respective segment's cost of revenues as well as segment direct costs (including such items as payroll costs and payroll related costs, such as profit sharing, incentive awards and insurance) and excluding general and administrative expenses not attributed to a business unit. The Company only identifies accounts receivable and inventory by segment as shown below as "Selected Assets"; it does not allocate its other assets, including capital expenditures by segment.

The following segment reporting information of the Company is provided (in thousands):

	Three months ended
	March 31,
Revenue:	2008	2007
Programmer's Paradise	$11,171	$10,844
Lifeboat	29,335	36,078
	40,506	46,922

Gross Profit:
Programmer's Paradise	$1,364	$1,543
Lifeboat	2,381	2,912
	3,745	4,455

Direct Costs:
Programmer's Paradise	$741	$708
Lifeboat	721	701
	1,462	1,409

Income Before Taxes:
Programmer's Paradise	622	836
Lifeboat	1,661	2,210
Segment Income	2,283	3,046

General and administrative	1,480	1,634
Interest income	234	240
Foreign currency translation gain (loss)	3	(1)
Income before taxes	$1,040	$1,651

Selected Assets By Segment:
Programmer's Paradise	$9,006	$7,375
Lifeboat	13,678	18,090
Corporate Assets	29,361	26,046
Total Assets	$52,045	$51,511

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Certain Factors Affecting Operating Results" and elsewhere in this report. The following discussion should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.

Overview

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statements of income expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:
	Three months ended
	March 31,
	2008	2007

Net sales	100.0%	100.0%
Cost of sales	90.7	90.5
Gross profit	9.3	9.5
Selling, general and administrative expenses	7.3	6.5
Income from operations	2.0	3.0
Interest income, net	0.6	0.5
Realized foreign currency exchange gain(loss)	-	-
Income before income taxes	2.6	3.5
Provision for income taxes	1.0	1.4
Net income	1.6%	2.1%

Net Sales

Net sales for the first quarter of 2008 decreased 14% or $6.4 million to $40.5 million compared to $46.9 million for the same period in 2007. Total sales for the first quarter of 2008 for our Programmer's Paradise segment were $11.2 million compared to $10.8 million in the first quarter of 2007, representing a 3% increase. Total sales for the first quarter of 2008 for our Lifeboat segment were $29.3 million compared to $36.1 million in the first quarter of 2007, representing a 19% decrease.

The 19% decrease in net sales for our Lifeboat division was mainly caused by the continued competitive pressure on our VMware labeled sales. VMware, our largest vendor, opened up distribution for a number of competitors in 2007 which contributed to this decline in VMware sales. The 3% increase in net sales for our Programmers Paradise segment in the first quarter of 2008 was mainly due to our aggressive pricing and flexible payment options used to make large sales during the quarter.

Gross Profit

Gross Profit for the quarter ending March 31, 2008 was $3.7 million compared to $4.5 million in the first quarter of 2007, a 16% decrease. Total gross profit for our Programmer's Paradise segment was $1.4 million compared to $1.5 million in the first quarter of 2007, representing a 12% decrease. Total gross profit for our Lifeboat segment was $2.4 million compared to $2.9 million in the first quarter of 2007, representing a 18% decrease.

Gross profit margin, as a percentage of net sales, for the quarter ending March 31, 2008 was 9.3% compared to 9.5% in the first quarter of 2007. Gross profit margin for our Programmer's Paradise segment was 12.2% compared to 14.2% in the first quarter of 2007. Gross profit margin for our Lifeboat segment was unchanged at 8.1% compared to the first quarter of 2007.

The decrease in gross profit margin as a percentage of net sales was primarily caused by increased competitive pricing pressure as well as several large sales made at lower margins. Gross profit margin for our Lifeboat segment was 8.1% compared to 12.2% for our Programmer's Paradise segment in the first quarter of 2008.

Selling, General and Administrative Expenses

Total selling, general, and administrative ("SG&A") expenses for the first quarter of 2008 were $2.9 million compared to $3.0 million in the first quarter of 2007, mainly the result of a decrease in bonus expense of $0.2 million in 2008 compared to 2007. As a percentage of net sales, SG&A expenses for the first quarter of 2008 were 7.3% compared to 6.5% in the first quarter of 2007.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary by quarter depending on changes in sales volume, as well as the levels of continuing investments in information technology and marketing. We continue to monitor our SG&A expenses closely.

Direct selling costs for the first quarter of 2008 were $1.5 million compared to $1.4 million in the first quarter of 2007. Total direct selling costs for our Programmer's Paradise division for the first quarter of 2008 were $0.8 million compared to $0.7 million in 2007. Total direct selling costs for our Lifeboat division for the first quarter of 2008 and 2007 were $0.7 million.

Foreign Currency Transactions Gain (Loss)

The realized foreign exchange gain for the quarter ended March 31, 2008 was $3,000 compared to a loss of $1,000 for the same period in 2007. Foreign exchange gains and losses primarily result from our trade activity with our Canadian subsidiary. Although the Company does maintain bank accounts in Canadian currencies to reduce currency exchange fluctuations, the Company is, nevertheless, subject to risks associated with such fluctuations.

Income Taxes

For the quarter ended March 31, 2008, the Company recorded a provision for income taxes of $411,000, which consisted of a provision of $216,000 for U.S. federal income taxes as well as a $35,000 provision for state and local taxes and $69,000 for Canadian taxes and a deferred tax expense of $91,000. For the quarter ended March 31, 2007, the Company recorded a provision for income taxes of $661,000, which consisted of a provision of $184,000 for U.S. federal income taxes as well as a $28,000 provision for state and local taxes and $61,000 for Canadian taxes and a deferred tax expense of $388,000.

The effective tax rates for the three months ended March 31, 2008 and March 31, 2007 was 40%.

Liquidity and Capital Resources

During the first three months of 2008 our cash and cash equivalents increased by $0.1 million to $14.3 million at March 31, 2008, from $14.2 million at December 31, 2007. During the first three months of 2008, net cash used in operating activities amounted to $0.4 million; net cash provided by investing activities amounted to $1.7 million and net cash used in financing activities amounted to $1.1 million.

Net cash used in operating activities in the first three months of 2008 was $0.4 million and primarily resulted from a $4.2 million decrease in accounts payable and a $0.3 million increase in prepaid expenses, offset partially by a $2.8 million reduction in accounts receivable and net income excluding non-cash charges of $1.0 million and a decrease of $0.3 million in inventory.

Net cash used in investing activities in the first three months of 2008 amounted to $1.7 million. This primarily resulted from net redemptions of $2.0 million in U.S securities which matured at quarter end but were not re-invested back until the beginning of April. These securities are highly rated and highly liquid. These securities are classified as available-for-sale securities in accordance with SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities," and as a result, unrealized gains and losses are reported as part of accumulated other comprehensive income (loss). The redemptions were partially offset by $0.3 million of capital expenditures.

Net cash used in financing activities in the first three months of 2008 amounted to $1.1 million. This consisted of dividends paid of $0.7 million and treasury share buy-backs of $0.4 million.

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

Contractual Obligations as of March 31, 2008 were summarized as follows:
(Dollars in thousands)
Payment due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term Debt	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Leases (1)	$1,786	$360	$1,180	$246	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Obligations	-	-	-	-	-
Total Contractual Obligations (2)	$1,786	$360	$1,180	$246	$-

(1) Operating leases primarily relates to the leases of the space used for our operations in Shrewsbury, New Jersey, and Mississauga, Canada and our former sales office in Hauppauge, New York. The commitments for operating leases include the minimum rent payments and a proportionate share of operating expenses and property taxes.

(2) In addition to the contractual obligations disclosed in this table, we have net unrecognized tax benefits totaling $78,000 with respect to which, based on uncertainties associated with the items, we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities. As a result, such potential liabilities are not listed in the table.

The Company is not committed by lines of credit or standby letters of credit, and has no standby repurchase obligations or other commercial debt commitments. The Company is not engaged in any transactions with related parties.

As of March 31, 2008, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

The Company records revenues from sales transactions when title to products sold passes to the customer. Usual sales terms are FOB shipping point, at which time title and risk of loss has passed to the customer and delivery has occurred. Revenue is recognized in accordance with Statements of Position ("SOP") 97-2 "Software Revenue Recognition," Staff Accounting Bulletin ("SAB") No. 101 and No. 104, "Revenue Recognition" and Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." The majority of the Company's revenues relates to physical products and is recognized on a gross basis with the selling price to the customer recorded as net sales with the acquisition cost of the product to the Company recorded as cost of sales. At the time of sale, the Company also records an estimate for sales returns based on historical experience. Certain software maintenance products, third party services and extended warranties sold by the Company (for which the Company is not the primary obligor) are recognized on a net basis. Accordingly, such revenues are recognized in net sales either at the time of sale or over the contract period, based on the nature of the contract, at the net amount retained by the Company, with no cost of goods sold.

Vendor rebates and price protection are recorded when earned as a reduction to cost of sales or merchandise inventory, as applicable. Cooperative reimbursements from vendors, which are earned and available, are recorded in the period the related advertising expenditure is incurred. Cooperative reimbursements are recorded as net sales in accordance with EITF 02-16, "Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor's Products)."

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (revised 2007) "Business Combinations." SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) will become effective for the fiscal year beginning after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51." SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (Statement 159). Statement 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for our Company beginning January 1, 2008, for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. The  adoption of SFAS 159 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

The statements concerning future sales and future gross profit margin are forward looking statements involving certain risks and uncertainties such as availability of products, product mix, market conditions and other factors, which could result in a fluctuation of sales below recent experience.

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

The Company's $7.7 million investments in marketable securities are only in highly liquid U.S. government securities. The remaining cash balance is invested in short-term savings accounts with our primary bank, JPMorgan Chase Bank. As such, the risk of significant changes in the value of our cash invested is minimal.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" as of March 31, 2008. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Accounting Officer (principal financial officer). As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Accounting Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation during the quarter ended March 31, 2008 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2- Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the purchases of Common Stock by the Company and its affiliated purchasers during the first quarter of 2008.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Period	(1)	(2)		(3)	(4)

January 1, 2008- January 31, 2008	-	-	-	-	-

February 1, 2008- February 29, 2008	27,338	$10.32	22,417	$10.24	197,834

March 1, 2008- March 31, 2008	10,925	$9.94	10,925	$9.94	186,909

Total	38,263	$10.19	33,342	$10.14	186,909

(1) Includes 4,921 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of restricted common stock.

(2) Average price paid per share reflects the closing price of Wayside Technology Group, Inc. common stock on the business date the shares were surrendered by the employee stockholder to satisfy individual tax withholding obligations upon vesting of restricted common stock, or upon the date of the open market purchase, as applicable.

(3) Average price paid per share reflects the price of Wayside Technology Group, Inc. common stock purchased on the open market.

(4) On October 9, 2002, our Board of Directors adopted a stock repurchase program whereby the Company was authorized to repurchase up to 500,000 shares of our common stock from time to time. The stock repurchase program does not have an expiration date.

Item 6. Exhibits
(a)	Exhibits.

	10.60	Restricted Stock Letter, dated February 5, 2008, between Kevin Scull and Wayside Technology Group, Inc.

	10.61	Restricted Stock Letter, dated February 5, 2008, between Richard Bevis and Wayside Technology Group, Inc.

	10.62	Restricted Stock Letter, dated February 5, 2008, between Simon Nynens and Wayside Technology Group, Inc.

	10.63	Restricted Stock Letter, dated February 5, 2008, between Vito Legrottaglie and Wayside Technology Group, Inc.

	10.64	Restricted Stock Letter, dated February 5, 2008, between Daniel Jamieson and Wayside Technology Group, Inc.

	10.65	Restricted Stock Letter, dated February 5, 2008, between Edwin Morgens and Wayside Technology Group, Inc.

	10.66	Restricted Stock Letter, dated February 5, 2008, between William Willett and Wayside Technology Group, Inc.

	10.67	Restricted Stock Letter, dated February 5, 2008, between Allan Weingarten and Wayside Technology Group, Inc.

	10.68	Restricted Stock Letter, dated February 5, 2008, between Mark Boyer and Wayside Technology Group, Inc.

	10.69	Restricted Stock Letter, dated February 5, 2008, between Duff Meyercord and Wayside Technology Group, Inc.

	31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Simon F. Nynens, the Chief Executive Officer (principal executive officer) of the Company.

	31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Kevin T. Scull, the Chief Accounting Officer (principal financial officer) of the Company.

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

WAYSIDE TECHNOLOGY GROUP, INC

May 12, 2008	By:	/s/ Simon F. Nynens
Date		Simon F. Nynens, Chairman of the Board

President and Chief Executive Officer

May 12, 2008	By:	/s/ Kevin T. Scull
Date		Kevin T. Scull, Vice President and Chief Accounting Officer