Form 10-Q
period 2008-06-30
Wayside Technology Group, Inc.
filed 2008-08-14
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-26408

Wayside Technology Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3136104 (I.R.S. Employer Identification No.)

1157 Shrewsbury Avenue, Shrewsbury, New Jersey 07702
(Address of principal executive offices)

(732) 389-8950 Registrant's Telephone Number

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Check One:
Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

There were 4,698,893 outstanding shares of Common Stock, par value $.01 per share, as of August 8, 2008, not including 585,607 shares classified as treasury stock.

PART I - FINANCIAL INFORMATION
WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
June 30, 2008	December 31, 2007
(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,764	$14,241
Marketable securities	9,767	9,641
Accounts receivable, net of allowances of $832 and $908, respectively	26,086	24,824
Inventory - finished goods	1,368	1,116
Prepaid expenses and other current assets	988	927
Deferred income taxes	772	830
Total current assets	51,745	51,579

Equipment and leasehold improvements, net	720	619
Other assets	4,647	3,469
Deferred income taxes	948	1,086
Total assets	$58,060	$56,753

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$34,049	$32,100
Other liabilities	148	161
Total liabilities	34,197	32,261

Commitments and contingencies

Stockholders' equity
Common stock, $.01 par value; 10,000,000 shares authorized, 5,284,500 shares issued; 4,675,651 and 4,708,498 shares outstanding, respectively	53	53
Additional paid-in capital	27,610	28,860
Treasury stock, at cost, 608,849 and 576,002 shares, respectively	(3,029)	(2,283)
Accumulated deficit	(1,147)	(2,599)
Accumulated other comprehensive income	376	461
Total stockholders' equity	23,863	24,492
Total liabilities and stockholders' equity	$58,060	$56,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands, except per share data)

Six months ended	Three months ended
	June 30		June 30

	2008	2007	2008	2007

Net sales	$88,602	$90,962	$48,096	$44,040

Cost of sales	80,559	82,170	43,798	39,703

Gross profit	8,043	8,792	4,298	4,337

Selling, general and administrative expenses	6,016	6,036	3,074	2,993

Income from operations	2,027	2,756	1,224	1,344

Interest income, net	376	491	142	251

Realized foreign exchange gain	7	-	4	1

Income before income tax provision	2,410	3,247	1,370	1,596

Provision for income taxes	958	1,298	547	637

Net income	$1,452	$1,949	$823	$959

Net income per common share - Basic	$0.33	$0.44	$0.19	$0.22

Net income per common share - Diluted	$0.32	$0.42	$0.18	$0.20

Weighted average common shares outstanding-Basic	4,429	4,380	4,417	4,407

Weighted average common shares outstanding-Diluted	4,519	4,687	4,505	4,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries
Statement of Stockholders' Equity and Comprehensive Income
(Dollars in thousands, except share amounts)
(Unaudited)

							Accumulated Other
	Common Stock		Additional Paid-In	Treasury		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Total

Balance at January 1, 2008	5,284,500	$53	$28,860	576,002	$(2,283)	$(2,599)	$461	$24,492

Net income						1,452		1,452
Other comprehensive income (loss):
Translation adjustment							(71)	(71)
Unrealized loss on available-for-sale securities							(14)	(14)
Comprehensive income								1,367
Dividends paid			(1,413)					(1,413)
Exercise of stock options			(19)	(15,000)	51			32
Share based compensation expense			367					367
Restricted stock grants			(185)	(54,000)	185			-
Treasury shares repurchased				101,847	(982)			(982)
Balance at June 30, 2008	5,284,500	$53	$27,610	608,849	$(3,029)	$(1,147)	$376	$23,863

The accompanying notes are an integral part of the consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Six months ended June 30,
	2008	2007
Net income	$1,452	$1,949
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	169	151
Bad debt expense	58
Deferred income taxes	195	767
Share-based compensation expense	367	302
Changes in operating assets and liabilities:
Accounts receivable	(2,624)	7,063
Inventory	(254)	(371)
Prepaid expenses and other current assets	(62)	(31)
Accounts payable and accrued expenses	2,065	(9,822)
Net change in other assets and liabilities	(15)	(14)
Net cash provided by (used) in operating activities	1,351	(6)

Cash flows from investing activities:
Purchases of available-for-sale securities	(9,840)	(10,470)
Redemptions of available-for-sale securities	9,700	8,088
Capital expenditures	(268)	(297)
Net cash used in investing activities	(408)	(2,679)

Cash flows from financing activities:
Dividend paid
Proceeds from exercise of stock options	(1,413)	(1,284)
Treasury stock repurchased	32	737
Tax benefit from stock option exercises	(982)	(97)
Net cash used in financing activities	-	364
	(2,363)	(280)

Effect of foreign exchange rate on cash	(57)	162

Net decrease in cash and cash equivalents	(1,477)	(2,803)
Cash and cash equivalents at beginning of period	14,241	13,832
Cash and cash equivalents at end of period	$12,764	$11,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
June 30, 2008

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

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the opinion of the Company's management, all adjustments that are of a normal recurring nature, considered necessary for fair presentation, have been included. Actual results may differ from these estimates under different assumptions or conditions. The unaudited consolidated statements of earnings for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K filed with the Securities Exchange Commission for the year ended December 31, 2007.

2.  In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles ("GAAP") in the United States. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The Company does not expect the adoption of SFAS No. 162 to have a material effect on its condensed consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities" ("EITF 03-6-1"). EITF 03-6-1 applies to the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents under Statement No. 128, Earnings Per Share. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents will be considered participating securities and will be included in the computation of earnings per share pursuant to the two-class method. The effective date of EITF 03-6-1 is for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those years. Early adoption is not permitted. Once effective, all prior period earnings per share data presented will be adjusted retrospectively. The Company is currently evaluating the potential impact, if any, the adoption of EITF 03-6-1 may have on its condensed consolidated financial statements.

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (revised 2007) "SFAS No. 141." SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) will become effective for the fiscal year beginning after December 15, 2008.

In December 2007, the FASB issued "SFAS No. 160" "Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51." SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for our Company beginning January 1, 2008, for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. The adoption of SFAS 159 did not have a material impact on our consolidated financial position, results of operations or cash flows.

3.  Assets and liabilities of the Company's Canadian subsidiary have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period. The revenue from our Canadian operations in the first six months of 2008 was $11.8 million as compared to $11.5 million for the first six months of 2007. The revenue from our Canadian operations for the second quarter of 2008 was $5.8 million as compared to $5.5 million for the second quarter of 2007.

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

7.  Investments in available-for-sale securities at June 30, 2008 were (in thousands):

	Cost	Market value	Unrealized Loss
U.S. Government Securities	$9,013	$9,011	$(2)
Certificates of Deposit	760	756	(4)
	$9,773	$9,767	$(6)

The cost and market value of the Company's investments at June 30, 2008 by contractual maturity were (in thousands):

	Cost	Estimated Fair Value
Due in one year or less	$9,773	$9,767

Investments in available-for-sale securities at December 31, 2007 were (in thousands):
	Cost	Market value	Unrealized Gain

U.S. Government Securities	$9,633	$9,641	$8

The cost and market value of the Company's investments at December 31, 2007 by contractual maturity were (in thousands):
	Cost	Estimated Fair Value
Due in one year or less	$9,633	$9,641

8.	Balance Sheet Detail - Other Assets (in thousands):

Other assets consisted of the following at June 30, 2008 and December 31, 2007:
	June 30, 2008	December 31, 2007
Accounts Receivable - long-term	$4,581	$3,402
Security Deposits	56	56
Trademarks	10	11
Total	$4,647	$3,469

Accounts receivable-long-term result from product sales with extended payment terms that are discounted to their present values at the prevailing market rates. In subsequent periods, the accounts receivable are increased to the amounts due and payable from the customers through the accretion of interest income on the unpaid accounts receivable due in future years. The amounts due under these long-term accounts receivable due within one year are reclassified to the current portion of accounts receivable. The current portion of these long-term accounts receivable included in the current portion of accounts receivable at June 30, 2008 and December 31, 2007 is $3,875 and $3,702 respectively.

Accounts payable and accrued expenses consist of the following as of June 30, 2008 and December 31, 2007:
	June 30, 2008	December 31, 2007

Trade accounts payable	$32,826	$30,597
Other accrued expenses	1,223	1,503
	$34,049	$32,100

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

Six months ended June 30,	Three months ended June 30,
	2008	2007	2008	2007
Numerator:
Net income	$1,452	$1,949	$823	$959
Denominator:
Weighted average shares (Basic)	4,429	4,380	4,417	4,407
Dilutive effect of outstanding options and nonvested shares of restricted stock	90	307	88	299

Weighted average shares including assumed conversions (Diluted)	4,519	4,687	4,505	4,706

Basic net income per share	$0.33	$0.44	$0.19	$0.22
Diluted net income per share	$0.32	$0.42	$0.18	$0.20

The diluted earnings per share calculation for the six months ended June 30, 2008 excluded 55,640 shares related to options as the exercise prices of these options were greater than the weighted average of the closing prices of our Common Stock for each trading day during the quarter ended June 30, 2008, and excluded 293,000 shares of nonvested restricted stock as such shares were not vested as of June 30, 2008. For the six months ended June 30, 2007 no shares were excluded.

10.  The Company had two major vendors that accounted for 29.2% and 10.1% of total purchases during the six months ended June 30, 2008 and 31.8% and 10.6%, respectively, for the three months then ended. The Company had one major vendor that accounted for 46.6% and 40.9%, respectively, of total purchases during the six and three months ended June 30, 2007. The Company had one major customer that accounted for 10.2% and 9.6% of total net sales, respectively, during the six and three months ended June 30, 2008, and 13.8% of total net accounts receivable as of June 30, 2008. That same major customer accounted for 13.5% and 7.2% of total net sales, respectively, during the six and three months ended June 30, 2007.

11.  The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2004. The Company's policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. Accrued interest is insignificant and there are no penalties accrued at June 30, 2008. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

The provision consists of the following (in thousands):

Six months ended	Three months ended
June 30,	June 30,
	2008	2007	2008	2007
Current:
Federal	$539	$310	$323	$149
State	96	55	61	26
Canada	128	115	59	54
	763	480	443	229

Deferred tax expense	195	818	104	408
	$958	$1,298	$547	$637

The effective tax rate for the six and three months ended June 30, 2008 and June 30, 2007, respectively, was 40%.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):
Federal, State and Foreign Tax
Balance at January 1,2008	$230
Additions based on tax positions related to current year	-
Gross Unrecognized Tax Benefit at June 30,2008	$230
Net Unrecognized Tax Benefit at June 30,2008	$78

The net Unrecognized Tax Benefit is included as a component of Other Liabilities within the Consolidated Balance Sheet.

12.  In accordance with SFAS No. 123(R), "Share-Based Payment," recognized compensation cost for the six months ended June 30, 2008 and 2007 includes 1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123; and 2) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with Statement 123(R).

At the annual stockholders' meeting held on June 14, 2006, the Company's stockholders approved the 2006 Stock-Based Compensation Plan (the "2006 Plan"). The 2006 Plan authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses, and other equity-based awards. The total number of shares of Common Stock initially available under the 2006 Plan was 800,000. As of June 30, 2008, the number of shares of common stock available for future award grants to employees and directors under this plan is 413,500.

During 2006, the Company granted a total of 315,000 shares of restricted common stock to officers, directors and employees. Included in this grant were 200,000 restricted shares granted to the Company's CEO in accordance with his employment agreement. These 200,000 restricted shares vest over 120 months. The remaining 115,000 shares granted vest over 60 months.

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

Changes during 2008 in options outstanding for the Company's combined plans were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($000's)(1)
Outstanding at January 1, 2008	442,890	$7.85
Granted in 2008	-	-
Forfeited in 2008	(5,000)	$12.85
Exercised in 2008	(15,000)	$2.13		$0.1
Outstanding at June 30, 2008	422,890	$8.00	5.3	$0.3
Exercisable at June 30, 2008	422,890	$8.00	5.3	$0.3

(1) The intrinsic value is calculated as the difference between the market value on the last trading day of the quarter June 30, 2008 and the exercise price of the shares. The market value as of June 30, 2008 was $7.82 as reported by The NASDAQ Global Market.

A summary of nonvested shares of restricted stock awards outstanding under the Company's 2006 Plan as of June 30, 2008, and changes during the six months then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2008	267,250	$13.47
Granted in 2008	57,500	10.68
Vested in 2008	(28,250)	13.00
Forfeited in 2008	(3,500)	14.85
Nonvested shares at June 30, 2008	293,000	$12.84

As of June 30, 2008, there is approximately $3.8 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 6.17 years.

For the six months ended June 30, 2008 and 2007, the Company recognized share-based compensation cost of approximately $367,000 and $302,000, respectively, which is included in general and administrative expense.

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

The following segment reporting information of the Company is provided (in thousands):

	Six months ended June 30,		Three months ended June 30,
Revenue:	2008	2007	2008	2007
Programmer's Paradise	$24,244	$21,195	$13,073	$10,351
Lifeboat	64,358	69,767	35,023	33,689
	88,602	90,962	48,096	44,040
Gross Profit:
Programmer's Paradise	$2,828	$2,880	$1,464	$1,337
Lifeboat	5,215	5,912	2,834	3,000
	8,043	8,792	4,298	4,337
Direct Costs:
Programmer's Paradise	$1,421	$1,458	$680	$750
Lifeboat	1,503	1,400	782	698
	2,924	2,858	1,462	1,448
Segment Income:
Programmer's Paradise	$1,407	$1,422	$784	$587
Lifeboat	3,712	4,512	2,052	2,302
Segment Income	5,119	5,934	2,836	2,889

Corporate general and administrative expenses	$3,092	$3,178	$1,612	$1,545
Interest income	376	491	142	251
Foreign currency translation gain	7	-	4	1
Income before taxes	$2,410	$3,247	$1,370	$1,596

Selected Assets By Segment:
Programmer's Paradise	$9,954	$6,566
Lifeboat	17,500	16,566
Corporate assets	30,606	26,448
Segment Select Assets	$58,060	$49,580

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:
	Six months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	90.9	90.3	91.1	90.2
Gross profit	9.1	9.7	8.9	9.8
Selling, general and administrative expenses	6.8	6.7	6.4	6.8
Income from operations	2.3	3.0	2.5	3.0
Interest income, net	0.4	0.5	0.3	0.6
Realized foreign currency exchange gain(loss)	-	-	-	-
Income before income taxes	2.7	3.5	2.8	3.6
Provision for income taxes	1.1	1.4	1.1	1.4
Net income	1.6%	2.1%	1.7%	2.2%

Net Sales

Net sales for the second quarter of 2008 increased 9% or $4.1 million to $48.1 million compared to $44.0 million for the comparable period in 2007. Total sales for the second quarter of 2008 for our Lifeboat segment were $35.0 million compared to $33.7 million in the second quarter of 2007, representing a 4% increase. Total sales for the second quarter of 2008 for our Programmer's Paradise segment were $13.1 million compared to $10.4 million in the second quarter of 2007, representing a 26% increase.

For the six months ended June 30, 2008, net sales decreased 3% or $2.4 million to $88.6 million compared to $91.0 million for the same period in 2007. Sales for the six months ended June 30, 2008 for our Programmer's Paradise division were $24.2 million compared to $21.2 million for the same period last year. Sales for the six months ended June 30, 2008 for our Lifeboat division were $64.4 million compared to $69.8 million for the same period last year.

The growth in revenue for our Lifeboat segment in the second quarter of 2008 was mainly a result of the addition of new product lines. Excluding VMware, Lifeboat's sales increased by $4.0 million or 21% compared to the second quarter of 2007. On July 30, 2008, the Company received a notice from VMware to terminate the VMware Distributor Agreement, dated September 20, 2004, between VMware and Lifeboat, effective as of December 31, 2008. Further, such notice provided that as of October 1, 2008, Lifeboat will cease distributing VMware-labeled products but VMware will accept orders for distributions of products through Programmer's Paradise.

The growth in revenue for our Programmer's Paradise segment in the second quarter of 2008 was mainly due to our customer service centric sales approach, aggressive pricing and flexible payment options used to win large deals during the quarter.

Gross Profit

Gross Profit for the quarter ended June 30, 2008 was $4.3 million compared to $4.3 million in the second quarter of 2007. Total gross profit for our Lifeboat segment for the quarter ended June 30, 2008 was $2.8 million compared to $3.0 million in the second quarter of 2007, representing a 6% decrease. Total gross profit for our Programmer's Paradise segment for the quarter ended June 30, 2008 was $1.5 million compared to $1.3 million in the second quarter of 2007, representing a 10% increase.

For the six months ended June 30, 2008 gross profit decreased by $0.8 million to $8.0 million compared to $8.8 million in the same period in 2007. Programmer's Paradise gross profit for the six months ended June 30, 2008 was $2.8 million compared to $2.9 million for the first six months of 2007. Lifeboat's gross profit for the six months ended June 30, 2008 was $5.2 million compared to $5.9 million for the first six months of 2007. This decrease in gross profit was due to competitive pricing pressures.

Gross profit margin, as a percentage of net sales, for the quarter ending June 30, 2008 was 8.9% compared to 9.8% in the second quarter of 2007. Gross profit margin for our Programmer's Paradise segment for the second quarter of 2008 was 11.2% compared to 12.9% in the second quarter of 2007. Gross profit margin for our Lifeboat segment for the second quarter of 2008 was 8.1% compared to 8.9% in the second quarter of 2007. Gross profit margin as a percentage of net sales, for the six months ended June 30, 2008 was 9.1% compared to 9.7% in the same period last year.

The decrease in gross profit margin for both segments as a percentage of net sales was primarily caused by continued competitive pricing pressure as well as several large orders won at lower margins.

Selling, General and Administrative Expenses

Total selling, general, and administrative ("SG&A") expenses for the second quarter of 2008 were $3.1 million compared to $3.0 million in the second quarter of 2007. As a percentage of net sales, SG&A expenses for the second quarter of 2008 were 6.4% compared to 6.8% in the second quarter of 2007. For the six months ended June 30, 2008 SG&A expenses were $6.0 million compared to $6.0 million in the same period last year. As a percentage of net sales, SG&A expenses were 6.8% for the six months ended June 30, 2008 compared to 6.7% in the same period last year.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary by quarter depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives.

Direct selling costs for the second quarter of 2008 was $1.5 million compared to $1.4 million in the second quarter of 2007. Total direct selling costs for our Programmer's Paradise division for the second quarter of 2008 were $0.7 million compared to $0.8 million in 2007, representing a 9% decrease. Total direct selling costs for our Lifeboat division for the second quarter of 2008 were $0.8 million compared to $0.7 million in 2007, representing a 12% increase.

Foreign Currency Transactions Gain (Loss)

The realized foreign exchange gain for the quarter ended June 30, 2008 was $4,000 compared to $1,000 for the same period in 2007. For the six months ended June 30 2008 the realized foreign exchange gain was $7,000 compared to no foreign currency gain or loss in the same period last year. Foreign exchange gains and losses primarily result from our trade activity with our Canadian subsidiary. Although the Company does maintain bank accounts in Canadian currencies to reduce currency exchange fluctuations, the Company is, nevertheless, subject to risks associated with such fluctuations.

Income Taxes

For the quarter ended June 30, 2008, the Company recorded a provision for income taxes of $547,000, which consists of a provision of $323,000 for U.S. federal income taxes as well as a $61,000 provision for state and local taxes and $59,000 for Canadian taxes, and a deferred tax expense of $104,000. For the quarter ended June 30, 2007, the Company recorded a provision for income taxes of $637,000, which consisted of a provision of $149,000 for U.S. federal income taxes as well as a $26,000 provision for state and local taxes and $54,000 for Canadian taxes, and a deferred tax expense of $408,000.

For the six months ended June 30, 2008 the Company recorded a provision for income taxes of $958,000 which consists of a provision of $539,000 for U.S. federal income taxes as well as a $96,000 provision for state and local taxes and $128,000 for Canadian taxes, and a deferred tax expense of $195,000. For the six months ended June 30, 2007 the Company recorded a provision for income taxes of $1,298,000, which consisted of a provision of $310,000 for U.S. federal income taxes as well as a $55,000 provision for state and local taxes and $115,000 for Canadian taxes, and a deferred tax expense of $818,000.

The effective tax rates for the six and three months ended June 30, 2008 and June 30, 2007, respectively, was 40%.

Liquidity and Capital Resources

During the first six months of 2008 our cash and cash equivalents decreased by $1.4 million to $12.8 million at June 30, 2008, from $14.2 million at December 31, 2007. During the first six months of 2008, net cash provided by operating activities amounted to $1.4 million; net cash used in investing activities amounted to $0.4 million and net cash used in financing activities amounted to $2.4 million.

Net cash provided by operating activities in the first six months of 2008 was $1.4 million and primarily resulted from a $2.1 million increase in accounts payable and net income excluding non-cash charges of $2.2 million offset partially by a $2.6 million increase in accounts receivable and an increase of $0.3 million in inventory.

Net cash used in investing activities in the first six months of 2008 amounted to $0.4 million. This primarily resulted from $0.3 million of capital expenditures. The balance was made up of net purchases of available-for-sale securities. These securities are highly rated and highly liquid. These securities are classified as available-for-sale securities in accordance with SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities", and as a result, unrealized gains and losses are reported as part of accumulated other comprehensive income (loss).

Net cash used in financing activities in the first six months of 2008 amounted to $2.4 million. This consisted of dividends paid of $1.4 million and treasury share buy-backs of $1.0 million.

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

Contractual Obligations as of June 30, 2008 were summarized as follows:
(Dollars in thousands)
Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Leases (1)	$1,563	$298	$1,107	$158	-
Purchase Obligations	-	-	-	-	-
Other Long Term Obligations	-	-	-	-	-
Total Contractual Obligations (2)	$1,563	$298	$1,107	$158	$-

(1) Operating leases primarily relates to the leases of the space used for our operations in Shrewsbury, New Jersey, and Mississauga, Canada and our former sales office (net of sublease income), in Hauppauge, New York. The commitments for operating leases include the minimum rent payments and a proportionate share of operating expenses and property taxes.

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

As of June 30, 2008, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

The Company records revenues from sales transactions when title to products sold passes to the customer. Usual sales terms are FOB shipping point, at which time title and risk of loss has passed to the customer and delivery has occurred. Revenue is recognized in accordance with Statements of Position ("SOP") 97-2 "Software Revenue Recognition", Staff Accounting Bulletin ("SAB") No. 101 and No. 104, "Revenue Recognition" and Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent". The majority of the Company's revenues relates to physical products and is recognized on a gross basis with the selling price to the customer recorded as net sales with the acquisition cost of the product to the Company recorded as cost of sales. At the time of sale, the Company also records an estimate for sales returns based on historical experience. Certain software maintenance products, third party services and extended warranties sold by the Company (for which the Company is not the primary obligor) are recognized on a net basis. Accordingly, such revenues are recognized in net sales either at the time of sale or over the contract period, based on the nature of the contract, at the net amount retained by the Company, with no cost of goods sold.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (revised 2007) "SFAS No. 141." SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) will become effective for the fiscal year beginning after December 15, 2008.

In December 2007, the FASB issued "SFAS No. 160" "Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51." SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS No. 159). SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for our Company beginning January 1, 2008 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. The adoption of SFAS 159 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The Company does not expect the adoption of SFAS No. 162 to have a material effect on its condensed consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities" ("EITF 03-6-1"). EITF 03-6-1 applies to the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents under Statement No. 128, Earnings Per Share. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents will be considered participating securities and will be included in the computation of earnings per share pursuant to the two-class method. The effective date of EITF 03-6-1 is for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those years. Early adoption is not permitted. Once effective, all prior period earnings per share data presented will be adjusted retrospectively. The Company is currently evaluating the potential impact, if any, the adoption of EITF 03-6-1 may have on its condensed consolidated financial statements.

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

The Company's $9.8 million investments in marketable securities are primarily in highly liquid U.S. government securities. The remaining cash balance is invested in short-term savings accounts with our primary bank, JPMorgan Chase Bank. As such, the risk of significant changes in the value of our cash invested is minimal.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" as of June 30, 2008. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Accounting Officer (principal financial officer). As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Accounting Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation during the quarter ended June 30, 2008 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1- Legal Proceedings

None.

Item 2- Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the purchase of Common Stock by the Company and its affiliated purchasers during the second quarter of 2008.

ISSUER PURCHASE OF EQUITY SECURITIES
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Period	(1)	(2)		(3)	(4)

April 1, 2008- April 30, 2008	-	-	-	-	-

May 1, 2008- May 31, 2008	11,714	$9.77	7,393	$9.55	679,516

June 1, 2008- June 30, 2008	51,870	$9.19	51,870	$9.19	627,646

Total	63,584	$9.30	59,263	$9.24	627,646

(1) Includes 4,321 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of restricted common stock.

(2) Average price paid per share reflects the closing price of Wayside Technology Group, Inc. common stock on the business date the shares were surrendered by the employee stockholder to satisfy individual tax withholding obligations upon vesting of restricted common stock, or the price the stock paid on the open market purchase, as applicable.

(3) Average price paid per share reflects the price of Wayside Technology Group, Inc. common stock purchased on the open market.

(4) On October 9, 2002, our Board of Directors adopted a stock repurchase program whereby the Company was authorized to repurchase up to 500,000 shares of our common stock from time to time. On July 31, 2008, the Company approved the increase of its common stock repurchase program by 500,000 shares. The Company expects to purchase shares from time to time in the market or otherwise subject to market conditions. The stock repurchase program does not have an expiration date.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders (the "Meeting") during the fiscal quarter ended June 30, 2008.

(a) The date of the Meeting was June 11, 2008.

(b) At the Meeting, the first proposal voted on was the election of directors, and the following persons were elected directors of the Company, each receiving the number of votes set forth opposite their names below:
	For	Against	Abstain	Broker Non-Votes
Simon F. Nynens	4,090,363	88,697	-	-
William H. Willett	4,092,763	86,297	-	-
F. Duffield Meyercord	4,092,763	86,297	-	-
Edwin H. Morgens	4,080,463	98,597	-	-
Allan Weingarten	4,092,313	86,747	-	-
Mark T. Boyer	4,064,098	114,962	-	-

(c) The other proposal voted on was to ratify Amper, Politziner and Mattia P.C. ("Amper") as the Company's independent registered accounting firm. The vote was as follows:
	For	Against	Abstain	Broker Non-Votes
Ratify Amper as the Company's 2008 independent registered accounting firm	4,144,098	26,375	8,585	-

Item 6. Exhibits
(a)	Exhibits.

	10.70	VMware Distributor Agreement, dated September 20, 2004, between VMware, Inc. and Lifeboat Distribution, Inc.

	10.71	Notice of Termination, dated July 30, 2008, from VMware, Inc. to Lifeboat Distribution, Inc.

	31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Simon F. Nynens, the Chief Executive Officer (principal executive officer) of the Company.

	31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Kevin T. Scull, the Chief Accounting Officer (principal financial officer) of the Company.

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
WAYSIDE TECHNOLOGY GROUP, INC

August 14, 2008	By:	/s/ Simon F. Nynens
Date		Simon F. Nynens, Chairman of the Board, President and Chief Executive Officer

August 14, 2008	By:	/s/ Kevin T. Scull
Date		Kevin T. Scull, Vice President and Chief Accounting Officer