Form 10-Q
period 2008-09-30
Wayside Technology Group, Inc.
filed 2008-11-13
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

(732) 389-8950

Registrant’s Telephone Number

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Check One:

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

          There were 4,685,031 outstanding shares of Common Stock, par value $.01 per share, as of November 6, 2008, not including 599,469 shares classified as treasury stock.

PART I – FINANCIAL INFORMATION
WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2008	December 31, 2007

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$13,171	$14,241
Marketable securities	9,686	9,641
Accounts receivable, net of allowances of $864 and $908, respectively	25,608	24,824
Inventory – finished goods	1,058	1,116
Prepaid expenses and other current assets	703	927
Deferred income taxes	788	830

Total current assets	51,014	51,579

Equipment and leasehold improvements, net	625	619
Other assets	4,417	3,469
Deferred income taxes	874	1,086

Total assets	$56,930	$56,753

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$32,727	$32,100

Other liabilities	129	161

Total liabilities	32,856	32,261

Commitments and contingencies

Stockholders’ equity
Common stock, $.01 par value; 10,000,000 shares authorized, 5,284,500 shares issued; 4,679,169 and 4,708,498 shares outstanding, respectively	53	53
Additional paid-in capital	27,171	28,860
Treasury stock, at cost, 605,331 and 576,002 shares, respectively	(3,130)	(2,283)
Accumulated deficit	(336)	(2,599)
Accumulated other comprehensive income	316	461

Total stockholders’ equity	24,074	24,492

Total liabilities and stockholders’ equity	$56,930	$56,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands, except per share data)

	Nine months ended September 30,		Three months ended September 30,

	2008	2007	2008	2007

Net sales	$133,994	$132,752	$45,392	$41,790

Cost of sales	121,698	119,834	41,139	37,664

Gross profit	12,296	12,918	4,253	4,126

Selling, general and administrative expenses	9,059	8,998	3,043	2,962

Income from operations	3,237	3,920	1,210	1,164

Interest income, net	549	749	173	257

Realized foreign exchange gain (loss)	6	1	(1)	1

Income before income tax provision	3,792	4,670	1,382	1,422

Provision for income taxes	1,529	1,898	571	600

Net income	$2,263	$2,772	$811	$822

Net income per common share - Basic	$0.51	$0.63	$0.18	$0.19

Net income per common share – Diluted	$0.50	$0.59	$0.18	$0.18

Weighted average common shares outstanding-Basic	4,422	4,395	4,408	4,426

Weighted average common shares outstanding-Diluted	4,491	4,682	4,438	4,674

Cash dividends per common share	$0.45	$0.43	$0.15	$0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries
Condensed Statement of Stockholders’ Equity and Comprehensive Income
(Dollars in thousands, except share amounts)
(Unaudited)

			Additional Paid-In Capital			Accumulated Deficit	Accumulated Other Comprehensive Income	Total

	Common Stock
				Treasury
	Shares	Amount		Shares	Amount

Balance at January 1, 2008	5,284,500	$53	$28,860	576,002	$(2,283)	$ (2,599)	$ 461	$24,492

Net income						2,263		2,263
Other comprehensive income:
Translation adjustment
Unrealized loss on available- for-sale securities							(141)	(141)
Comprehensive income							(4)	(4)

Dividends paid								2,118
Exercise of stock options			(2,114)					(2,114)
			59	(45,000)	164			223
Share-based compensation expense			551					551
Restricted stock grants			(185)	(54,000)	185			—
Treasury shares repurchased				128,329	(1,196)			(1,196)

Balance at September 30, 2008	5,284,500	$53	$27,171	605,331	$(3,130)	$ (336)	$ 316	$24,074

The accompanying notes are an integral part of the consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months ended September 30,

	2008	2007

Net income	$2,263	$2,772
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	255	234
Bad debt expense	58	31
Deferred income taxes	253	1,032
Share-based compensation expense	551	448
Changes in operating assets and liabilities:
Accounts receivable	(2,003)	8,689
Inventory	55	16
Prepaid expenses and other current assets	222	(241)
Accounts payable and accrued expenses	831	(13,613)
Net change in other assets and liabilities	(36)	(23)

Net cash provided by (used in) operating activities	2,449	(655)

Cash flows from investing activities:
Purchases of available-for-sale securities	(14,844)	(16,473)
Redemptions of available-for-sale securities	14,795	14,088
Capital expenditures	(259)	(358)

Net cash used in investing activities	(308)	(2,743)

Cash flows from financing activities:
Dividend paid	(2,114)	(1,983)
Proceeds from exercise of stock options	223	994
Treasury stock repurchased	(1,196)	(915)
Tax benefit from stock option exercises	—	501

Net cash used in financing activities	(3,087)	(1,403)

Effect of foreign exchange rate on cash	(124)	239

Net decrease in cash and cash equivalents	(1,070)	(4,562)
Cash and cash equivalents at beginning of period	14,241	13,832

Cash and cash equivalents at end of period	$13,171	$9,270

Supplementary disclosure of cash flow information:
Income taxes paid	1,318	494

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
September 30, 2008

1.

     The accompanying unaudited condensed consolidated financial statements of Wayside Technology Group, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, stock-based compensation and costs associated with exit or disposal activities, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the opinion of the Company’s management, all adjustments that are of a normal recurring nature, considered necessary for fair presentation, have been included. Actual results may differ from these estimates under different assumptions or conditions. The unaudited consolidated statements of earnings for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities Exchange Commission for the year ended December 31, 2007.

2.

     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company does not expect the adoption of SFAS No. 162 to have a material effect on its condensed consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 applies to the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents under Statement No. 128, Earnings Per Share. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents will be considered participating securities and will be included in the computation of earnings per share pursuant to the two-class method. The effective date of EITF 03-6-1 is for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those years. Early adoption is not permitted. Once effective, all prior period earnings per share data presented will be adjusted retrospectively. The Company is currently evaluating the potential impact, if any, the adoption of EITF 03-6-1 may have on its condensed consolidated financial statements.

3.

     Assets and liabilities of the Company’s Canadian subsidiary have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period. The revenue from our Canadian operations in the first nine months of 2008 was $16.1 million as compared to $16.6 million for the first nine months of 2007. The revenue from our Canadian operations for the third quarter of 2008 was $4.3 million as compared to $5.1 million for the third quarter of 2007.

4.

     Cumulative translation adjustments and unrealized gains (losses) on available-for-sale securities have been classified within accumulated other comprehensive income, which is a separate component of stockholders’ equity in accordance with FASB Statement No. 130, “Reporting Comprehensive Income.”

5.

     The Company records revenues from sales transactions when title to products sold passes to the customer. Usual sales terms are FOB shipping point, at which time title and risk of loss has passed to the customer and delivery has occurred. Revenue is recognized in accordance with Statements of Position (“SOP”) 97-2 “ Software Revenue Recognition,” Staff Accounting Bulletin (“SAB”) No. 101 and No. 104, “Revenue Recognition” and Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The majority of the Company’s revenues relates to physical products and is recognized on a gross basis with the selling price to the customer recorded as net sales with the acquisition cost of the product to the Company recorded as cost of sales. At the time of sale, the Company also records an estimate for sales returns based on historical experience. Certain software maintenance products, third party services and extended warranties sold by the Company (for which the Company is not the primary obligor) are recognized on a net basis. Accordingly, such revenues are recognized in net sales either at the time of sale or over the contract period, based on the nature of the contract, at the net amount retained by the Company, with no cost of goods sold.

6.

     Vendor rebates and price protection are recorded when earned as a reduction to cost of sales or merchandise inventory, as applicable. Cooperative reimbursements from vendors, which are earned and available, are recorded in the period the related advertising expenditure is incurred. Cooperative reimbursements are recorded as net sales in accordance with EITF 02-16 “Accounting by a Customer (including reseller) for Certain Consideration Received from a Vendor.”

7.	Investments in available-for-sale securities at September 30, 2008 were (in thousands):

	Cost	Market value	Unrealized Gain (Loss)
U.S. Government Securities	$8,961	$8,970	$9
Certificates of Deposit	721	716	(5)

	$9,682	$9,686	$4

The cost and market value of the Company’s investments at September 30, 2008 by contractual maturity were (in thousands):

	Cost	Estimated Fair Value

Due in one year or less	$9,682	$9,686

Investments in available-for-sale securities at December 31, 2007 were (in thousands):

	Cost	Market value	Unrealized Gain
U.S. Government Securities	$9,633	$9,641	$8

The cost and market value of the Company’s investments at December 31, 2007 by contractual maturity were (in thousands):

	Cost	Estimated Fair Value
Due in one year or less	$9,633	$9,641

8.	Balance Sheet Detail – (in thousands):

Other assets consisted of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007

Accounts Receivable - long-term	$4,350	$3,402
Security Deposits	56	56
Trademarks	11	11

Total	$4,417	$3,469

Accounts receivable–long-term result from product sales with extended payment terms that are discounted to their present values at the prevailing market rates. In subsequent periods, the accounts receivable are increased to the amounts due and payable from the customers through the accretion of interest income on the unpaid accounts receivable due in future years. The amounts due under these long-term accounts receivable due within one year are reclassified to the current portion of accounts receivable. The current portion of these long-term accounts receivable included in the current portion of accounts receivable at September 30, 2008 and December 31, 2007 is $4,038 and $3,702 respectively.

Accounts payable and accrued expenses consist of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007

Trade accounts payable	$31,391	$30,597
Other accrued expenses	1,336	1,503

	$32,727	$32,100

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

	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007

Numerator:
Net income	$2,263	$2,772	$811	$822
Denominator:
Weighted average shares (Basic)	4,422	4,395	4,408	4,426
Dilutive effect of outstanding options and nonvested shares of restricted stock	69	287	30	248

Weighted average shares including assumed conversions (Diluted)	4,491	4,682	4,438	4,674

Basic net income per share	$0.51	$0.63	$0.18	$0.19
Diluted net income per share	$0.50	$0.59	$0.18	$0.18

The diluted earnings per share calculation for the nine months ended September 30, 2008 excluded 55,640 shares related to options as the exercise prices of these options were greater than the weighted average of the closing prices of our Common Stock for each trading day during the nine months ended September 30, 2008, and also excluded 278,875 shares of nonvested restricted stock as the grant prices of such shares were greater than the weighted average closing price for the period ended September 30, 2008. For the nine months ended September 30, 2007, no shares were excluded.

10.          The Company had two major vendors that accounted for 26.6% and 10.8% of total purchases during the nine months ended September 30, 2008 and 21.5% and 12.0%, respectively, for the three months then ended. The Company had two major vendors that accounted for 37.8% and 8.6% of total purchases during the nine months ended September 30, 2007 and 31.9% and 10.6%, respectively, for the three months then ended. The Company had no major customers that accounted for more than 10% of total net sales, respectively, during the nine and three months ended September 30, 2008. The Company had two major customers that accounted for 12.0% and 9.3% of total net sales during the nine months ended September 30, 2007 and 8.6% and 12.2% respectively during the three months ended September 30, 2007.

11.          The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2005. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. Accrued interest is insignificant and there are no penalties accrued at September 30, 2008. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter.

The provision consists of the following (in thousands):

	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007
Current:
Federal	$1,009	$638	$470	$328
State	103	75	7	21
Canada	164	153	36	38

	1,276	866	513	387

Deferred tax expense	253	1,032	58	213

	$1,529	$1,898	$571	$600

Effective tax rate	40.3%	40.6%	41.3%	42.2%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Federal, State and Foreign Tax

Balance at January 1, 2008	$230
Additions based on tax positions related to current year	—

Gross Unrecognized Tax Benefit at September 30, 2008	$230

Net Unrecognized Tax Benefit at September 30, 2008	$78

The net Unrecognized Tax Benefit is included as a component of Other Liabilities within the Consolidated Balance Sheet.

12.          In accordance with SFAS No. 123(R), “Share-Based Payment,” recognized compensation cost for the nine months ended September 30, 2008 and 2007 includes 1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123(R); and 2) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with Statement 123(R).

At the annual stockholders’ meeting held on June 14, 2006, the Company’s stockholders approved the 2006 Stock-Based Compensation Plan (the “2006 Plan”). The 2006 Plan authorizes the grant of stock options, stock units, stock appreciation rights, restricted stock, deferred stock, stock bonuses, and other equity-based awards. The total number of shares of Common Stock initially available under the 2006 Plan was 800,000. As of September 30, 2008, the number of shares of common stock available for future award grants to employees and directors under this plan is 413,500.

During 2006, the Company granted a total of 315,000 shares of restricted common stock to officers, directors and employees. Included in this grant were 200,000 restricted shares granted to the Company’s Chief Executive Officer in accordance with his employment agreement. These 200,000 restricted shares vest over 120 months. The remaining 115,000 shares granted vest over 60 months.

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

In July 2008, the Company approved the increase of its common stock repurchase program by 500,000 shares. The company expects to purchase shares from time to time in the market or otherwise subject to market conditions.

Changes during 2008 in options outstanding for the Company’s combined plans were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($000’s)(1)

Outstanding at January 1, 2008	442,890	$7.85
Granted in 2008	—	—
Forfeited in 2008	(5,000)	$12.85
Exercised in 2008	(45,000)	$4.96		$ 0.2

Outstanding at September 30, 2008	392,890	$8.12	5.4	$ 0.2

Exercisable at September 30, 2008	392,890	$8.12	5.4	$ 0.2

(1) The intrinsic value is calculated as the difference between the market value on the last trading day of the quarter September 30, 2008 and the exercise price of the shares. The market value as of September 30, 2008 was $7.52 as reported by The NASDAQ Global Market.

A summary of nonvested shares of restricted stock awards outstanding under the Company’s 2006 Plan as of September 30, 2008, and changes during the nine months then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value

Nonvested shares at January 1, 2008	267,250	$13.47
Granted in 2008	57,500	10.68
Vested in 2008	(42,375)	13.00
Forfeited in 2008	(3,500)	14.85

Nonvested shares at September 30, 2008	278,875	$12.80

As of September 30, 2008, there is approximately $3.6 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 5.98 years.

For the nine months ended September 30, 2008 and 2007, the Company recognized share-based compensation cost of approximately $551,000 and $448,000, respectively, which is included in general and administrative expense.

13.          SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that public companies report profits and losses and certain other information on their “reportable operating segments” in their annual and interim financial statements. The internal organization used by the Company’s Chief Operating Decision Maker (“CODM”) to assess performance and allocate resources determines the basis for reportable operating segments. The Company’s CODM is the Chief Executive Officer.

The Company is organized into two reportable operating segments — the “Programmer’s Paradise” segment, which sells technical software, hardware and services directly to end-users (such as individual programmers, corporations, government agencies, and educational institutions) and the “Lifeboat” segment, which distributes technical software to corporate resellers, VARs, consultants and systems integrators.

As permitted by SFAS No. 131, the Company has utilized the aggregation criteria in combining its operations in Canada with the domestic segments as they provide the same products and services to similar clients and are considered together when the CODM decides how to allocate resources.

Segment income is based on segment revenue less the respective segment’s cost of revenues as well as segment direct costs (including such items as payroll costs and payroll related costs, such as profit sharing, incentive awards and insurance) and excluding general and administrative expenses not attributed to a business unit. The Company only identifies accounts receivable and inventory by segment as shown below as “Selected Assets”; it does not allocate its other assets, including capital expenditures by segment.

The following segment reporting information of the Company is provided (in thousands):

	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007

Revenue:
Programmer’s Paradise	$39,562	$32,217	$15,318	$11,021
Lifeboat	94,432	100,535	30,074	30,769

	133,994	132,752	45,392	41,790

Gross Profit:
Programmer’s Paradise	$4,471	$4,302	$1,644	$1,421
Lifeboat	7,825	8,616	2,609	2,705

	12,296	12,918	4,253	4,126

Direct Costs:
Programmer’s Paradise	$2,147	$2,197	$727	$739
Lifeboat	2,176	2,133	673	733

	4,323	4,330	1,400	1,472

Segment Income:
Programmer’s Paradise	$2,324	2,104	$917	682
Lifeboat	5,649	6,484	1,936	1,972

Segment Income	7,973	8,588	2,853	2,654

Corporate general and administrative expenses	$4,736	4,668	$1,643	1,490
Interest income	549	749	173	257
Foreign currency translation gain (loss)	6	1	(1)	1

Income before taxes	$3,792	$4,670	$1,382	$1,422

Selected Assets By Segment:
Programmer’s Paradise	$13,279	$7,694
Lifeboat	13,387	13,705
Corporate assets	30,264	24,308

Segment Select Assets	$56,930	$45,707

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Certain Factors Affecting Operating Results” and elsewhere in this report. The following discussion should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.

Overview

The Company is organized into two reportable operating segments — the “Programmer’s Paradise” segment, which sells technical software, hardware and services directly to end-users (such as individual programmers, corporations, government agencies, and educational institutions) and the “Lifeboat” segment, which distributes technical software to corporate resellers, VARs, consultants and systems integrators.

The Company’s sales and results of operations have fluctuated and are expected to continue to fluctuate on a quarterly basis as a result of a number of factors, including: the loss of any major vendor, condition of the software industry in general; shifts in demand for software products; industry shipments of new software products or upgrades; the timing of new merchandise and catalog offerings; fluctuations in response rates; fluctuations in postage, paper, shipping and printing costs and in merchandise returns; adverse weather conditions that affect response, distribution or shipping; shifts in the timing of holidays; and changes in the Company’s product offerings. The Company’s operating expenditures are based on sales forecasts. If revenues do not meet expectations in any given quarter, operating results may be materially adversely affected.

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Nine months ended September 30,		Three months ended September 30,

	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	90.8	90.3	90.6	90.1

Gross profit	9.2	9.7	9.4	9.9
Selling, general and administrative expenses	6.8	6.7	6.7	7.1

Income from operations	2.4	3.0	2.7	2.8
Interest income, net	0.4	0.5	0.4	0.6
Realized foreign currency exchange gain (loss)	0.0	0.0	0.0	0.0

Income before income taxes	2.8	3.5	3.1	3.4
Provision for income taxes	1.1	1.4	1.3	1.4

Net income	1.7%	2.1%	1.8%	2.0%

Net Sales

Net sales for the third quarter of 2008 increased 8.6% or $3.6 million to $45.4 million compared to $41.8 million for the comparable period in 2007. Total sales for the third quarter of 2008 for our Lifeboat segment were $30.1 million compared to $30.8 million in the third quarter of 2007, representing a 2.3% decrease. Total sales for the third quarter of 2008 for our Programmer’s Paradise segment were $15.3 million compared to $11.0 million in the third quarter of 2007, representing a 39% increase.

For the nine months ended September 30, 2008, net sales increased 1% or $1.2 million to $134.0 million compared to $132.8 million for the comparable period in 2007. Sales for the nine months ended September 30, 2008 for our Lifeboat segment were $94.4 million compared to $100.5 million for the comparable period last year. Sales for the nine months ended September 30, 2008 for our Programmer’s Paradise segment were $39.6 million compared to $32.2 million for the comparable period last year. The growth in revenue for our Programmer’s Paradise segment in the third quarter of 2008 was mainly due to our aggressive pricing and flexible payment options used to win large orders during the quarter.

In the Lifeboat segment, sales for the third quarter of 2008 decreased by 2%, compared to the third quarter of 2007, primarily due to price competition for VMware products, offset, in part, by strong sales growth for our remaining distribution lines. VMware-labeled sales for our Lifeboat segment decreased $3.2 million as compared to the third quarter of 2007. Excluding VMware, sales increased by $2.5 million or 13%.

On July 30, 2008, the Company received a notice from VMware to terminate the VMware Distributor Agreement, dated September 20, 2004, between VMware and Lifeboat, effective as of December 31, 2008.

Further, such notice provided that as of October 1, 2008, Lifeboat will cease distributing VMware-labeled products but VMware will accept orders for distributions of products through Programmer’s Paradise. Total VMware-labeled distribution sales for Lifeboat amounted to $8.2 million, or 18% of our overall third quarter 2008 revenue, product gross margin for Lifeboat amounted to $249,000, or 6% of our overall third quarter 2008 gross margin. VMware-labeled distribution sales for Lifeboat amounted to $11.4 million, or 27% of our overall third quarter 2007 revenue; product gross margin for Lifeboat amounted to $527,000, or 13% of our overall third quarter 2007 gross margin. Although VMware will expand its relationship with Programmer’s Paradise and TechXtend, we do expect our sales and gross margins to be negatively impacted as a result of this change. We cannot currently estimate the exact impact of this change.

Gross Profit

Gross profit for the quarter ended September 30, 2008 was $4.3 million compared to $4.1 million in the third quarter of 2007. Total gross profit for our Lifeboat segment for the quarter ended September 30, 2008 was $2.6 million compared to $2.7 million in the third quarter of 2007, representing a 3.5% decrease. Total gross profit for our Programmer’s Paradise segment for the quarter ended September 30, 2008 was $1.6 million compared to $1.4 million in the third quarter of 2007, representing a 15.7% increase.

For the nine months ended September 30, 2008, gross profit decreased by $0.6 million to $12.3 million compared to $12.9 million in the comparable period in 2007. Programmer’s Paradise’s gross profit for the nine months ended September 30, 2008 was $4.5 million compared to $4.3 million for the first nine months of 2007. Lifeboat’s gross profit for the nine months ended September 30, 2008 was $7.8 million compared to $8.6 million for the first nine months of 2007. This decrease in gross profit was due to competitive pricing pressures and lower sales volume.

Gross profit margin, as a percentage of net sales, for the quarter ending September 30, 2008 was 9.4% compared to 9.9% in the third quarter of 2007. Gross profit margin for our Programmer’s Paradise segment for the third quarter of 2008 was 10.7% compared to 12.9% in the third quarter of 2007. Gross profit margin for our Lifeboat segment for the third quarter of 2008 was 8.7% compared to 8.8% in the third quarter of 2007. Gross profit margin as a percentage of net sales, for the nine months ended September 30, 2008 was 9.2% compared to 9.7% in the comparable period last year.

The decrease in gross profit margin for both segments as a percentage of net sales was primarily caused by continued competitive pricing pressure as well as several large orders won at lower margins.

Selling, General and Administrative Expenses

Total selling, general, and administrative (“SG&A”) expenses for the third quarter of 2008 were $3.0 million compared to $3.0 million in the third quarter of 2007. As a percentage of net sales, SG&A expenses for the third quarter of 2008 were 6.7% compared to 7.1% in the third quarter of 2007. For the nine months ended September 30, 2008, SG&A expenses were $9.1 million compared to $9.0 million in the comparable period last year. As a percentage of net sales, SG&A expenses were 6.8% for the nine months ended September 30, 2008 compared to 6.7% in the same period last year.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary by quarter depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives.

Direct selling costs for the third quarter of 2008 was $1.4 million compared to $1.5 million in the third quarter of 2007. Total direct selling costs for our Programmer’s Paradise division for the third quarter of 2008 were $0.7 million compared to $0.7 million in the third quarter of 2007. Total direct selling costs for our Lifeboat division for the third quarter of 2008 were $0.7 million compared to $0.7 million in the third quarter of 2007.

Foreign Currency Transactions Gain (Loss)

The realized foreign exchange loss for the quarter ended September 30, 2008 was $1,000 compared to a gain of $1,000 for the comparable period in 2007. For the nine months ended September 30 2008 the realized foreign exchange gain was $6,000 compared to $1,000 in the comparable period last year. Foreign exchange gains and losses primarily result from our trade activity with our Canadian subsidiary. Although the Company does maintain bank accounts in Canadian currencies to reduce currency exchange fluctuations, the Company is, nevertheless, subject to risks associated with such fluctuations.

Income Taxes

For the quarter ended September 30, 2008, the Company recorded a provision for income taxes of $571,000, which consists of a provision of $470,000 for U.S. federal income taxes as well as $7,000 for state and local taxes and $36,000 for Canadian taxes, and a deferred tax expense of $58,000. For the quarter ended September 30, 2007, the Company recorded a provision for income taxes of $600,000, which consisted of a provision of $328,000 for U.S. federal income taxes as well as a $21,000 provision for state and local taxes and $38,000 for Canadian taxes, and a deferred tax expense of $213,000.

For the nine months ended September 30, 2008 the Company recorded a provision for income taxes of $1,529,000 which consists of a provision of $1,009,000 for U.S. federal income taxes as well as a $103,000 provision for state and local taxes and $164,000 for Canadian taxes, and a deferred tax expense of $253,000. For the nine months ended September 30, 2007 the Company recorded a provision for income taxes of $1,898,000, which consisted of a provision of $638,000 for U.S. federal income taxes as well as a $75,000 provision for state and local taxes and $153,000 for Canadian taxes, and a deferred tax expense of $1,032,000.

Liquidity and Capital Resources

During the first nine months of 2008 our cash and cash equivalents decreased by $1.0 million to $13.2 million at September 30, 2008, from $14.2 million at December 31, 2007. During the first nine months of 2008, net cash provided by operating activities amounted to $2.4 million; net cash used in investing activities amounted to $0.3 million and net cash used in financing activities amounted to $3.1 million.

Net cash provided by operating activities in the first nine months of 2008 was $2.4 million and primarily resulted from a $0.8 million increase in accounts payable and net income excluding non-cash charges of $3.4 million offset partially by a $2.0 million increase in accounts receivable and an increase of $0.2 million in prepaid expenses.

Net cash used in investing activities in the first nine months of 2008 amounted to $0.3 million. This primarily resulted from $0.3 million of capital expenditures. The balance was made up of net purchases of available-for-sale securities. These securities are highly rated and highly liquid. These securities are classified as available-for-sale securities in accordance with SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities,” and as a result, unrealized gains and losses are reported as part of accumulated other comprehensive income (loss).

Net cash used in financing activities in the first nine months of 2008 amounted to $3.1 million. This consisted of dividends paid of $2.1 million and treasury share buy-backs of $1.2 million partially offset by proceeds from stock option exercises of $0.2 million.

The Company’s current and anticipated use of its cash and cash equivalents is, and will continue to be, to fund working capital, operational expenditures, the stock buyback program and dividends if declared by the board of directors. Our business plan, furthermore, contemplates continuing to use our cash to pay vendors promptly in order to obtain more favorable conditions.

We believe that the funds held in cash and cash equivalents will be sufficient to fund our working capital and cash requirements for at least the next 12 months. We currently do not have any credit facility and, in the foreseeable future, we do not plan to enter into an agreement providing for a line of credit.

Contractual Obligations as of September 30, 2008 were summarized as follows:
(Dollars in thousands)

Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Leases (1)	$1,484	$336	$1,079	$69	—
Purchase Obligations	—	—	—	—	—
Other Long Term Obligations	—	—	—	—	—

Total Contractual Obligations (2)	$1,484	$336	$1,079	$69	$—

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

As of September 30, 2008, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, stock-based compensation and costs associated with exit or disposal activities, contingencies and litigation.

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

The Company records revenues from sales transactions when title to products sold passes to the customer. Usual sales terms are FOB shipping point, at which time title and risk of loss has passed to the customer and delivery has occurred. Revenue is recognized in accordance with Statements of Position (“SOP”) 97-2 “Software Revenue Recognition”, Staff Accounting Bulletin (“SAB”) No. 101 and No. 104, “Revenue Recognition” and Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. The majority of the Company’s revenues relates to physical products and is recognized on a gross basis with the selling price to the customer recorded as net sales with the acquisition cost of the product to the Company recorded as cost of sales. At the time of sale, the Company also records an estimate for sales returns based on historical experience. Certain software maintenance products, third party services and extended warranties sold by the Company (for which the Company is not the primary obligor) are recognized on a net basis. Accordingly, such revenues are recognized in net sales either at the time of sale or over the contract period, based on the nature of the contract, at the net amount retained by the Company, with no cost of goods sold.

Vendor rebates and price protection are recorded when earned as a reduction to cost of sales or merchandise inventory, as applicable. Cooperative reimbursements from vendors, which are earned and available, are recorded in the period the related advertising expenditure is incurred. Cooperative reimbursements are recorded as net sales in accordance with EITF 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products)”.

The Company believes the following critical accounting policies used in the preparation of its consolidated financial statements affect its more significant judgments and estimates. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-offs may be required. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance related to deferred tax assets.  In the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. We make certain assumptions in order to value and expense our various share-based payment awards. In connection with valuing stock options, we use the Black-Scholes model, which requires us to estimate certain subjective assumptions. The key assumptions we make are: the expected volatility of our stock; the expected term of the award; and the expected forfeiture rate. In connection with our restricted stock programs we make assumptions principally related to the forfeiture rate. We review our valuation assumptions periodically and, as a result, we may change our valuation assumptions used to value stock based awards granted in future periods. Such changes may lead to a significant change in the expense we recognize in connection with share-based payments.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS No. 162 to have a material effect on its condensed consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 applies to the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents under Statement No. 128, “Earnings Per Share.” Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents will be considered participating securities and will be included in the computation of earnings per share pursuant to the two-class method. The effective date of EITF 03-6-1 is for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those years. Early adoption is not permitted. Once effective, all prior period earnings per share data presented will be adjusted retrospectively. The Company is currently evaluating the potential impact, if any, the adoption of EITF 03-6-1 may have on its condensed consolidated financial statements.

Certain Factors Affecting Operating Results

This report includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements in this report regarding future events or conditions, including statements regarding industry prospects and the Company’s expected financial position, business and financing plans, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. We strongly urge current and prospective investors to carefully consider the cautionary statements and risks contained in this report. Such risks include, but are not limited to, the continued acceptance of the Company’s distribution channel by vendors and customers, the timely availability and acceptance of new products, contribution of key vendor relationships and support programs, as well as factors that affect the software industry in general.

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

The Company’s $9.7 million investments in marketable securities are primarily in highly liquid U.S. government securities. The remaining cash balance is invested in short-term savings accounts with our primary bank, JPMorgan Chase Bank. As such, the risk of significant changes in the value of our cash invested is minimal.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as of September 30, 2008. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Accounting Officer (principal financial officer). As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Accounting Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation during the quarter ended September 30, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1- Legal Proceedings

None.

Item 2- Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the purchase of Common Stock by the Company and its affiliated purchasers during the third quarter of 2008.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share (3)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (4)

July 1, 2008- July 31, 2008	—	—	—	—	—
August 1, 2008- August 31, 2008	14,316	$8.49	9,854	$8.33	617,792
September 1, 2008- September 30, 2008	12,166	$7.65	12,166	$7.65	605,626

Total	26,482	$8.10	22,020	$7.95	605,626

(1)   Includes 4,462 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of restricted common stock.

(2) Average price paid per share reflects the closing price of Wayside Technology Group, Inc. common stock on the business date the shares were surrendered by the employee stockholder to satisfy individual tax withholding obligations upon vesting of restricted common stock or the price the stock paid on the open market purchase, as applicable.

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

WAYSIDE TECHNOLOGY GROUP, INC

November 13, 2008	By:	/s/ Simon F. Nynens

Date	Simon F. Nynens, Chairman of the Board,
President and Chief Executive Officer

November 13, 2008	By:	/s/ Kevin T. Scull

Date	Kevin T. Scull, Vice President
and Chief Accounting Officer