Form 10-K
period 2008-12-31
Wayside Technology Group, Inc.
filed 2009-03-12
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2008

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
Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant computed by reference to the closing sale price for the Registrant's Common Stock as of June 30, 2008, which was the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on The NASDAQ Global Market, was approximately $29,402,989. (In determining the market value of the Common Stock held by any non-affiliates, shares of Common Stock of the Registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of Common Stock of the Registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.)

The number of shares outstanding of the Registrant's Common Stock as of March 6, 2009 was 4,639,536 shares.

Documents Incorporated by Reference: Portions of the Registrant's definitive Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed on or before April 30, 2009 are incorporated by reference into Part III of this Report.

PART I

Item 1 Business

General

Wayside Technology Group, Inc. (the "Company," "us," "we," or "our") is a marketer of software in the United States and Canada targeting software development and information technology professionals within enterprise organizations.

Wayside Technology Group, Inc. was incorporated in Delaware in 1982. Our Common Stock is listed on The NASDAQ Global Market under the symbol “WSTG”. Our main web site address is www.waysidetechnology.com, and the other web sites maintained by our business include www.programmers.com, www.lifeboatdistribution.com, and www.techxtend.com.  Reference to these “uniform resource locators” or “URL” is made as an inactive textual reference for informational purpose only. Information on our web sites should not be considered filed with the Securities and Exchange Commission, and is not, and should not be deemed to be, a part of this report.

The Company markets software to software development and information technology professionals in the United States and Canada. It operates through two segments, Programmer's Paradise and Lifeboat. The Programmer's Paradise segment sells technical software, hardware, and services for microcomputers, servers, and networks to individual programmers, corporations, government agencies, and educational institutions. The Lifeboat segment distributes technical software to corporate and value-added resellers, consultants, and systems integrators. For each of our segments, revenues from unaffiliated customers, income and total assets among other financial information, is presented in Note 10 in the Notes to our Consolidated Financial Statements.

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

There can be no assurance that the Company can compete effectively against existing competitors or new competitors that may enter the market and that it can generate profit margins which represent a fair return to the Company. In addition, price is an important competitive factor in the personal computer software market and there can be no assurance that the Company will not be subject to increased price competition. An increase in the amount of competition faced by the Company, or its failure to compete effectively against its competitors, could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company competes in acquiring prospective buyers and in sourcing new products from software developers and publishers, as well as in marketing its current product line to its customers. The Company believes that its ability to offer software developers and information technology (“IT”) professionals a wide selection of products at low prices with prompt delivery and high customer service levels, along with its good relationships with vendors and suppliers, allow it to compete effectively in acquiring prospective buyers and marketing its current product line to its customers. The Company competes to gain distribution rights for new products primarily on the basis of its reputation and its relationships with software publishers.

 The market for developer software products is characterized by rapid changes in technology, user requirements, and customer specifications. The manner in which software products are distributed and sold is changing, and new methods of distribution and sale may emerge or expand. Software developers and publishers have sold, and may intensify their efforts to sell, their products directly to end-users. The evolution of the Internet as a viable platform in which to conduct e-commerce business transactions has both lowered the barriers for competition and broadened customer access to products and information. From time to time, certain software developers and publishers have instituted programs for the direct sale of large order quantities of software to certain major corporate accounts. These types of programs may continue to be developed and used by various developers and publishers. While Microsoft and other vendors currently sell new releases or upgrades directly to end users, they have not attempted to completely bypass the reseller channel. .There can be no assurances, however, that software developers and publishers will continue using resellers to the same extent they currently do. Future efforts by software developers and publishers to bypass third party sales channels could materially and adversely affect the Company’s business, result of operations and financial conditions.

In addition, resellers and publishers may attempt to increase the volume of software products distributed electronically through ESD (Electronic Software Distribution) technology, through subscription services, and through on-line shopping services. Any of these competitive programs, if successful, could have a material adverse effect on the Company's business, result of operations and financial condition. For a description of additional risks relating to competition in our industry, please refer to “Item 1.A. Risk Factors--We rely on our suppliers for product availability, marketing funds, purchasing incentives and competitive products to sell” and “--The IT products and services industry is intensely competitive and actions of competitors, including manufacturers of products we sell, can negatively affect our business.”

Products

The Company offers a wide variety of products from a broad range of publishers and manufacturers, including CA Inc., Quest Software, Inc., GFI Software, Intel Corporation, Infragistics, TechSmith Corporation, Macrovision Corp., Vizioncore Inc. and Mindjet Corporation.  On a continuous basis, new products are screened for inclusion in our catalogs and web sites based on their features, quality, price, profit margins and warranties, as well as on current sales trends. Since the Company predominantly sells software, sales of hardware and peripherals represented only 4%, 3% and 2%, respectively, of our overall revenue in 2008, 2007 and 2006.

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

           The Company had no major customers that accounted for more than 10% of total sales for 2008. One customer, CDW Corporation, accounted for 10.9%, and 15.8% of consolidated net sales in 2007 and 2006, respectively. Our top five customers accounted for 31%, 28%, and 28% of consolidated net sales in 2008, 2007 and 2006, respectively. The Company generally ships products within 48 hours of confirming a customer’s order. This allows for minimum backlog in the business.

Sales in Canada represented 11% of our consolidated revenues in 2008 as compared to 13% in 2007, and 13% in 2006. For geographic financial information, please refer to Note 10 in the Notes to our Consolidated Financial Statements.

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

We believe that effective purchasing from a diverse vendor base is a key element of our business strategy. For the year ended December 31, 2008, VMware and Quest were the only individual vendors from whom our purchases exceeded 10%.  For the year ended December 31, 2008, VMware accounted for 23.3% of total purchases and Quest represented 13% of total purchases. For the years ended December 31, 2007 and 2006, VMware accounted for 36.8% and 53.4%, respectively of total purchases.  For the years ended December 31, 2006 Ingram Micro accounted for 11.2% of total purchases. VMware terminated its distributor agreement with Lifeboat Distribution, Inc. in 2008. As a result, our Lifeboat segment ceased distributing VMware products as of October 1, 2008, the distribution of which had accounted for $29.2 million in 2008, or 17% of our 2008 revenue, and $57.2 million in 2007, or 32% of our 2007 revenue. Although our Programmer’s Paradise segment will continue selling VMware products, due to the uncertain economic environment, we cannot currently estimate the impact on our future sales and gross margins from the termination of the distributor agreement.   The loss of any of these vendors, or any other key vendor, could disrupt product availability and otherwise have an adverse effect on the Company.

In 2008, the Company purchased approximately 90% of its products directly from manufacturers and publishers and the balance from multiple distributors, as compared to 90% in 2007, and 86% in 2006. Most suppliers or distributors will "drop ship" products directly to the customers, which reduces physical handling by the Company. These inventory management techniques allow the Company to offer a greater range of products without increased inventory requirements.

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

Employees

As of December 31, 2008, Wayside Technology Group, Inc. and its subsidiaries had 94 full-time and 3 part-time employees. The Company is not a party to any collective bargaining agreements with its employees, has experienced no work stoppages and considers its relationships with its employees to be satisfactory.

Executive Officers of the Company

Set forth below are the name, age, present title, principal occupation and certain biographical information for our executive officers as of February 1, 2009, all of whom have been appointed by and serve at the discretion of our board of directors.

Name	Age	Position
Simon F. Nynens	37	Chairman, President and Chief Executive Officer
Richard J. Bevis	59	Vice President Marketing
Daniel T. Jamieson	51	Vice President and General Manager-Lifeboat
Vito Legrottaglie	44	Vice President-Operations
Kevin T. Scull	43	Vice President and Chief Accounting Officer
Shawn J. Giordano	39	Vice President-Programmers and TechXtend

Simon F. Nynens was appointed President and Chief Executive Officer in January 2006. Mr. Nynens also serves on the Board of Directors and was named Chairman in June 2006. He previously held the position of Executive Vice President and Chief Financial Officer ( June 2004- January 2006) and Vice President and Chief Financial Officer (January 2002- June 2004). Prior to January 2002, Mr. Nynens served as the Vice President and Chief Operating Officer of the Company's European operations.

Richard J. Bevis was appointed Vice President Marketing in July 2007. Prior to joining Wayside Technology Group, Inc., Mr. Bevis worked for Covance Inc., a drug development service company, as Senior Director Marketing Communication from 2003 to 2007. He also held the position of Vice President Corporate Communications for Eyretel, PLC. from 2002 to 2003.

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

Kevin T. Scull was appointed Vice President and Chief Accounting Officer in January 2006. He previously held the position of Corporate Controller of the Company since January 2003. Prior to joining Wayside Technology Group, Inc., Mr. Scull  worked for Niksun Inc. as Accounting Manager since January 2001 and, prior to that, he worked for Telcordia Inc. since December 2000 as Manager of Accounting Policies.

Shawn J. Giordano was appointed Vice President of Sales in August 2008. Mr. Giordano joined Wayside Technology Group in November 2007 as Senior Director of Sales for Programmer's Paradise and TechXtend. Prior to joining Wayside Technology Group, he worked for CA, Inc. (Computer Associates), a business consulting and software development company, from 2000 to 2007, most recently as Director of Channel Sales. Mr. Giordano began his career at Microwarehouse, Inc., and in over eight years with that company, progressed through positions of increasing responsibility in sales, marketing, and management. Mr. Giordano received a bachelor of science degree in management information science from the Stillman School of Business, Seton Hall University.

Available Information

Under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company is required to file annual, quarterly and current reports, proxy and information statements and other information with the SEC. You may read and copy any document we file with the SEC at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for further information about the public reference room.  The SEC maintains a web site at http:  www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The Company files electronically with the SEC. The Company makes available, free of charge, through its internet web site its reports on Forms 10‑K, 10-Q and 8‑K, and amendments to those reports, as soon as reasonably practicable after they are filed with the SEC. The following address for the Company's web site includes a hyperlink to those reports under “Financials/SEC Filings”: http://www.waysidetechnology.com.

In January 2004, we adopted a Code of Ethical Conduct. The full text of the Code of Ethical Conduct, which applies to all employees, officers and directors of the Company, including our Chief Executive Officer, Chief Accounting Officer and our Controller is available at our web site, http://www.waysidetechnology.com, under “Corporate Governance.” The Company intends to disclose any amendment to, or waiver from, a provision of the Code of Ethical Conduct that applies to its Chief Executive Officer, Chief Accounting Officer or Controller on its web site under “Investor Information.”

Reference to the “uniform resource locators” or “URL” contained in this section is made as an inactive textual reference for informational purposes only. Information on our web sites should not be considered filed with the Securities and Exchange Commission, and is not, and should not be deemed to be part of this report.

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

Changes in the information technology industry and/or economic environment may reduce demand for the products and services we sell. Our results of operations are influenced by a variety of factors, including the condition of the IT industry, general economic conditions, shifts in demand for, or availability of, computer products and software and IT services and industry introductions of new products, upgrades or methods of distribution. The information technology products industry is characterized by abrupt changes in technology, rapid changes in customer preferences, short product life cycles and evolving industry standards. Net sales can be dependent on demand for specific product categories, and any change in demand for or supply of such products could have a material adverse effect on our net sales, and/or cause us to record write-downs of obsolete inventory, if we fail to react in a timely manner to such changes.

We rely on our suppliers for product availability, marketing funds, purchasing incentives and competitive products to sell. We acquire products for resale both directly from manufacturers and indirectly through distributors. The loss of a supplier could cause a disruption in the availability of products. For example, VMware, Inc. in 2008 terminated its VMware distributor agreement with Lifeboat Distribution, Inc.  As a result, our Lifeboat segment ceased distributing VMware products as of October 1, 2008, the distribution of which had accounted for $29.2 million in 2008, or 17% of our 2008 revenue, and $57.2 million in 2007, or 32% of our 2007 revenue.  Although our Programmer’s Paradise segment will continue selling VMware products, due to the uncertain economic environment, we cannot currently estimate the impact on our future sales and gross margins from the termination of the distributor agreement.

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

The Current Economic Downturn May Reduce our Revenues and Profits.    Recent turmoil in U.S. and foreign credit markets, equity markets, and in the global financial services industry, including the bankruptcy, failure, collapse or sale of various financial institutions, the tightening in credit markets, and an unprecedented level of intervention from the U.S. and foreign governments, may continue to place pressure on the global economy and affect overall consumer spending.  We may therefore experience a rapid decline in demand for the products we sell resulting in a more competitive environment and pressure to reduce the cost of operations. Any benefits from cost reductions may take longer to realize and may not fully mitigate the impact of the reduced demand. Deterioration in the financial and credit markets heightens the risk of customer bankruptcies and a corresponding delay in collecting receivables from those customers and may also affect our vendors' ability to supply products, which could disrupt our operations.  The realization of any or all of these risks could have a material adverse effect on our business, results of operation and financial condition.

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

Risks Related to Our Common Stock. The exercise of outstanding options or any other issuance of shares by us may dilute your ownership of our common stock. Our common stock is thinly traded. As a result of the thin trading market for our stock, its market price may fluctuate significantly more than the stock market as a whole or the stock prices of similar companies.  Without a larger float, our common stock will be less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices for our common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

Our common stock is listed on The NASDAQ Global Market, and we are therefore subject to continued listing requirements, including requirements with respect to the market value and number of publicly-held shares, number of stockholders, minimum bid price, number of market makers and either (i) stockholders’ equity or (ii) total market value of stock, total assets and total revenues.  If we fail to satisfy one or more of the requirements, we may be delisted from The NASDAQ Global Market.  If we are delisted from The NASDAQ Global Market, we do not qualify for listing on The NASDAQ Capital Market, and we are not able to list our common stock on another exchange, our common stock could be quoted on the OTC Bulletin Board or on the “pink sheets”. As a result, we could face significant adverse consequences including, among others, a limited availability of market quotations for our securities and a decreased ability to issue additional securities or obtain additional financing in the future.

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

Item 3 Legal Proceedings

There are no material legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4 Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of 2008 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our Common Stock, par value $0.01, trade on The NASDAQ Global Market under the symbol “WSTG”.  Following is the range of low and high sales prices for our Common Stock as reported on The NASDAQ Global Market.

	High	Low
2008
First Quarter	$11.370	$7.490
Second Quarter	10.820	7.090
Third Quarter	9.000	6.450
Fourth Quarter	7.740	4.930

2007
First Quarter	$16.080	$14.500
Second Quarter	16.580	13.700
Third Quarter	18.650	13.220
Fourth Quarter	14.060	8.710

In 2008 and 2007, we declared quarterly dividends totaling $0.60 and $0.44 per share, respectively, on our Common Stock. These dividends are reflected in the financial statements as a reduction in additional paid in capital. There can be no assurance that we will continue to pay comparable cash dividends in the future.

During 2008, we issued 45,000 shares of our Common Stock from treasury stock to employees and former employees, pursuant to the exercise of incentive stock options granted to them prior to 2006 under the Company’s stock option plans. The aggregate exercise price received by us in connection with these option exercises was $223,200. During 2008, the Company granted a total of 57,500 shares of restricted stock to officers, directors and employees from treasury stock. These shares vest over 60 months in equal quarterly installments beginning on February 5, 2008.  A total of 3,500 shares of restricted common stock were forfeited as a result of employees and officers terminating employment with the Company and returned to treasury stock.

As of February 24, 2009 there were approximately 39 record holders of our Common Stock.

During the fourth quarter of 2008, we repurchased shares of our Common Stock as follows:

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Period			(2)		(3)	(4)

October 1- October 31, 2008	4,226		$7.16	4,226	$7.16	601,400
November 1- November 30, 2008	17,160	(1)	$7.22	13,023	$7.05	588,377
December 1 - December 31, 2008	14,121		$6.94	14,121	$6.94	574,256
Total	35,507		$7.10	31,370	$7.02	574,256

(1)  Includes 4,137 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of restricted common stock.

(2) Average price paid per share reflects the closing price of Wayside Technology Group, Inc. common stock on the business date the shares were surrendered by the employee stockholder to satisfy individual tax withholding obligations upon vesting of restricted common stock or the price of  the stock paid on the open market purchase, as applicable.

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

STOCK PRICE PERFORMANCE GRAPH

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return of the S&P Midcap 400 Index and the S&P 500 Computer and Electronics Retail Index for the period commencing December 31, 2003 and ending December 31, 2008, assuming $100 was invested on December 31, 2003 and the reinvestment of dividends.

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	Dec03	Dec04	Dec05	Dec06	Dec07	Dec08
Wayside Technology Group, Inc.	100	223.87	189.01	248.74	152.83	127.73
S&P MidCap 400 Index	100	116.48	131.11	144.64	156.18	99.59
S&P 500 Computer & Electronics Retail Index	100	116.74	122.97	130.28	129.77	63.90

Item 6 Selected Financial Data

The following tables set forth, for the periods indicated, selected consolidated financial and other data for Wayside Technology Group, Inc. and its Subsidiaries. You should read the selected consolidated financial and other data below in conjunction with our consolidated financial statements and the related notes and with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10‑K.

Year Ended December 31,
(In thousands, except per share data)
	2004	2005	2006	2007	2008
Consolidated Statement of Operations Data:
Net sales	$103,582	$137,655	$182,319	$179,865	$174,025
Cost of sales	91,243	122,685	165,350	162,630	157,228
Gross profit	12,339	14,970	16,969	17,235	16,797
Selling, general and
administrative expenses	10,173	12,203	12,163	12,081	12,207
Income from operations	2,166	2,767	4,806	5,154	4,590
Other income, net	112	300	741	991	744
Income before income taxes	2,278	3,067	5,547	6,145	5,334
Income tax provision (benefit)	(4,044)	414	2,279	2,442	2,168
Net income	$6,322	$2,653	$3,268	$3,703	$3,166
Net income per share:
Basic	$1.65	$0.67	$0.78	$0.84	$0.72
Diluted	$1.51	$0.61	$0.72	$0.80	$0.71
Weighted average common
shares outstanding:
Basic	3,828	3,976	4,191	4,406	4,414
Diluted	4,180	4,384	4,521	4,656	4,461

December 31,
	2004	2005	2006	2007	2008
Balance Sheet Data:
Cash and cash equivalents	$4,888	$7,369	$13,832	$14,241	$9,349
Marketable securities	6,595	7,884	7,032	9,641	9,367
Working capital	12,756	14,595	16,471	19,479	14,806
Total assets	32,914	44,268	57,281	56,753	47,485
Total stockholders' equity	16,495	17,998	21,298	24,492	23,884

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

Forward-looking Statements

This report includes “forward-looking statements” within the meaning of Section 21E of the Exchange Act. Statements in this report regarding future events or conditions, including but not limited to statements regarding industry prospects and the Company’s expected financial position, business and financing plans, are forward-looking statements.

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

Financial Overview

We reported a net income of $3.2 million for the year 2008 as compared to a net income of $3.7 million in 2007.  The decrease primarily resulted from competitive pricing pressure. Our income before income taxes decreased by $0.8 million to $5.3 million compared to $6.1 million in 2007.

Income from operations amounted to $4.6 million in 2008 as compared to $5.2 million in 2007, a decrease of $0.6 million as compared to 2007. Gross profit decreased by $0.4 million and Selling, General and Administrative (“SG&A”) expenses increased by $0.1 million.

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

Results of Operations

The following table sets forth for the years indicated the percentage of net sales represented by selected items reflected in the Company’s Consolidated Statements of Earnings. The year-to-year comparison of financial results is not necessarily indicative of future results:

	Years ended December 31,
	2006	2007	2008
Net sales	100.0%	100.0%	100.0%
Cost of sales	90.7	90.4	90.3
Gross profit	9.3	9.6	9.7
Selling, general and administrative expenses	6.7	6.7	7.0
Income from operations	2.6	2.9	2.7
Other income, net	0.4	0.5	0.4
Income before income taxes	3.0	3.4	3.1
Income tax provision	1.2	1.4	1.3
Net income	1.8%	2.0%	1.8%

Year ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Sales

Net sales for 2008 decreased 3.3% or $5.8 million to $174.0 million compared to $179.9 million in 2007. Total sales for our Lifeboat segment were $117.1 million compared to $135.1 million in 2007, representing a 13% decrease. Total sales for the Programmer’s Paradise segment in 2008 amounted to $56.9 million, compared to $44.8 million in 2007, representing a 27% increase.

The decline in sales for our Lifeboat segments was primarily due to a decrease in VMware sales in our Lifeboat segment. VMware terminated its distributor agreement with Lifeboat Distribution, Inc. in 2008. As a result, our Lifeboat segment ceased distributing VMware products as of October 1, 2008, the distribution of which had accounted  for $29.2 million in 2008, or 17% of our 2008 revenue, and $57.2 million in 2007, or 32% of our 2007 revenue. Our remaining distribution sales showed strong growth. Excluding VMware, sales during 2008 increased by $10.0 million from 2007, or 12.9%.

In the Programmer's Paradise segment, sales for 2008 increased by $12.1 million, compared with the year-earlier period, primarily due to our customer service centric sales approach, aggressive pricing and an increase in orders by customers utilizing our flexible payment option arrangement.

Gross Profit

Gross Profit for 2008 was $16.8 million compared to $17.2 million in 2007, a 3% decrease. Total gross profit for our Programmer’s Paradise segment was $6.5 million compared to $5.8 million in 2007, representing a 13% increase. Total gross profit for our Lifeboat segment was $10.3 million compared to $11.5 million in 2007, representing a 10% decrease.

Gross profit margin, as a percentage of net sales, for 2008 was 9.7% compared to 9.6% in 2007. Gross profit margin percentage for our Programmer’s Paradise segment was 11.4% compared to 12.9% in 2007. Gross profit margin percentage for our Lifeboat segment in 2008 was 8.8% compared to 8.5% in 2007.

The increase in gross profit margin as a percentage of net sales was primarily caused by the decline in VMware sales which carry lower margins than our other lines. The Lifeboat segment represented 67% of total sales in 2008 compared to 75% in 2007. Gross profit margin percentage for our Lifeboat segment was 8.8% compared to 11.4% for our Programmer’s Paradise segment.

Selling, General and Administrative Expenses

Total SG&A expenses for 2008 were $12.2 million compared to $12.1 million in 2007. As a percentage of net sales, SG&A expenses for 2008 and 2007 were 7.0% and 6.7%, respectively. This increase was the result of increased employee related costs (including bonuses, benefits and stock compensation), professional fees and an additional charge related to the sublease of our Long Island office compared to 2007.
The Company expects that its SG&A expenses, as a percentage of net sales, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We plan to expand our investment in information technology and marketing, while  monitoring our sales and remaining general and administrative expenses closely.

Direct selling costs representing (such items as payroll costs and payroll related costs, including  profit sharing, incentive awards and insurance), for each of 2008 and 2007 were approximately $5.8 million. Total direct selling costs for our Programmer’s Paradise segment were $2.9 million in each of 2008 and 2007. Total direct selling costs for our Lifeboat segment were $2.9 million in each of 2008 and 2007.

Income Taxes

For the year ended December 31, 2008, the Company recorded a provision for income taxes of $2.2 million which consists of a provision of $1.4 million for U.S. federal income taxes, as well as a $0.2 million provision for state and local taxes, a $0.2 million provision for Canadian taxes, and a deferred tax expense of $0.4 million.

As of December 31, 2008 the Company had a U.S. deferred tax asset of approximately $1.5 million. The Company fully utilized its U.S. federal loss carry forwards during 2007 as well as the majority of its state tax loss carry forwards.

For the year ended December 31, 2007, the Company recorded a provision for income taxes of $2.4 million which consists of a provision of $1.0 million for U.S. federal income taxes as well as a $0.2 million provision for Canadian taxes, and a deferred tax expense of $1.2 million

As of December 31, 2007 the Company had a U.S. deferred tax asset of approximately $1.9 million. The Company  fully utilized its U.S. federal loss carry forwards during 2007 as well as the majority of its state tax loss carry forwards.

Year ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Sales

Net sales for 2007 decreased 1% or $2.4 million to $179.9 million compared to $182.3 million in 2006. Total sales for the Programmer’s Paradise segment in 2007 amounted to $44.8 million, compared to $53.7 million in 2006, representing a 16.6% decrease. Total sales for our Lifeboat segment were $135.1 million compared to $128.6 million in 2006, representing a 5% increase, primarily as a result of the addition of new lines and increased account penetration to offset the decline of $17.3 million in VMware sales compared to 2006. Our remaining distribution sales showed strong growth. Excluding VMware, sales during 2007 increased by $23.7 million from 2006, or 44%.

In the Programmer's Paradise segment, sales for 2007 decreased by $8.9 million, compared with the year-earlier period, primarily due to declining VMware sales as well as increased competition in the “direct to end user” segment of our business. The decline in VMware sales was mainly due to a change in the government’s general services administration (“GSA”) program by VMware. VMware has selected an exclusive reseller/distributor for GSA government sales. Instead of invoicing the government and recognizing the revenue, Programmer’s Paradise now receives a referral fee for VMware GSA sales.

Gross Profit

Gross Profit for 2007 was $17.2 million compared to $17.0 million in 2006, a 2% increase. Total gross profit for our Programmer’s Paradise segment was $5.8 million compared to $7.3 million in 2006, representing a 21% decrease. Total gross profit for our Lifeboat segment was $11.5 million compared to $9.7 million in 2006, representing an 18% increase.

Gross profit margin, as a percentage of net sales, for 2007 was 9.6% compared to 9.3% in the 2006. Gross profit margin percentage for our Programmer’s Paradise segment was 12.9% compared to 13.6% in 2006. Gross profit margin percentage for our Lifeboat segment was 8.5% compared to 7.5% in 2006.

The increase in gross profit margin as a percentage of net sales was primarily caused by the decline in VMware sales which carry lower margins than our other lines. The Lifeboat segment represented 75% of total sales in 2007 compared to 71% in 2006. Gross profit margin percentage for our Lifeboat segment was 8.5% compared to 12.9% for our Programmer’s Paradise segment.

Selling, General and Administrative Expenses

Total SG&A expenses for 2007 were $12.1 million compared to $12.2 million in 2006. This decrease was mainly the result of lower occupancy costs and a decrease in bad debt expense compared to 2006. As a percentage of net sales, SG&A expenses for 2007 and 2006 each were 6.7%.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We plan to expand our investment in information technology and marketing, while we monitor our sales and general and administrative expenses closely.

Direct selling costs for 2007 were $5.8 million compared to $5.6 million in 2006, a 4% increase. Total direct selling costs for our Programmer’s Paradise segment were $2.9 million compared to $3.4 million in 2006, representing a 15% decrease mainly as a result of employing fewer sales staff as we focused on increasing the productivity per sales executive. Total direct selling costs for our Lifeboat segment were $2.9 million compared to $2.2 million in 2006, representing a 32% increase, which was a result of the Company hiring additional sales staff to support the growth of our Lifeboat segment.

Income Taxes

For the year ended December 31, 2007, the Company recorded a provision for income taxes of $2.4 million which consists of a provision of $1.0 million for U.S. federal income taxes as well as a $0.2 million provision for Canadian taxes, and a deferred tax expense of $1.2 million.

As of December 31, 2007 the Company had a U.S. deferred tax asset of approximately $1.9 million. The Company has fully utilized its U.S. federal loss carry forwards during 2007 as well as the majority of its state tax loss carry forwards.  The remaining state tax loss carry forwards will expire in varying amounts between 2007 and 2025.

For the year ended December 31, 2006, the Company recorded a provision for income taxes of $2.3 million which consists of a provision of $0.9 million for U.S. federal income taxes, a $0.1 million provision for state and local taxes, a $0.1 million provision for Canadian taxes, as well as a deferred tax expense of $1.2 million.

As of December 31, 2006, the Company had a U.S. deferred tax asset of approximately $3.1 million reflecting, in part, a benefit of $1.7 million in U.S. federal and state tax loss carry forwards.

Recent Accounting Pronouncements

As of December 31, 2008, the Financial Accounting Standards Board (“FASB”) issued several pronouncements  of significance to the Company which are discussed in detail below.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated financial statements.

 In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities" ("EITF 03-6-1"). EITF 03-6-1 applies to the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents under Statement No. 128, “Earnings Per Share.” Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents will be considered participating securities and will be included in the computation of earnings per share pursuant to the two-class method. The effective date of EITF 03-6-1 is for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those years. Early adoption is not permitted. Once effective, all prior period earnings per share data presented will be adjusted retrospectively.  The Company is currently evaluating the potential impact, if any, the adoption of EITF 03-6-1 may have on its  consolidated financial statements.

Liquidity and Capital Resources

Our cash and cash equivalents decreased by $4.9 million to $9.3 million at December 31, 2008 from $14.2 million at December 31, 2007.  Net cash used by operating activities amounted to $0.5 million, net cash used in financing activities amounted to $4.1 million and the effect of foreign exchange on cash was $0.3 million.

Net cash used by operating activities in 2008 was $0.5 million. In 2008, cash was mainly provided by $4.7 million from income from operations net of non-cash charges, and a $2.8 million decrease in accounts receivable and a decrease in other current assets of $0.2 million offset by a $8.3 million decrease in accounts payable and accrued expenses. The decrease in accounts receivable relates primarily to our decreased revenue in the fourth quarter of 2008 compared to the comparable period in 2007 ($40.0 million compared to $47.1 million). The decrease in accounts payable is primarily due to our decreased net sales in the fourth quarter of this year as compared to 2007 and our normal cycle of payments.

 In 2008, cash used in investing activities nearly offset cash provided by investing activities. The Company purchased $16.8 million of marketable  securities during 2008 and sold $17.1 million of marketable securities during 2008. These securities are highly rated and liquid. They are classified as available-for-sale securities in accordance with SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities”, and as a result unrealized gains and losses are reported as part of accumulated other comprehensive income. Cash was also used in investing activities in the amount of $0.3 million for the purchase of equipment and leasehold improvements.

Net cash used in financing activities in 2008 of $4.1 million consisted of $2.8 million of dividend payments on our Common Stock and $1.5 million for the purchases of shares of our Common Stock, offset by $0.2 million from proceeds from the exercise of stock options.

In 2008, the Company's Board of Directors authorized the purchase of 500,000 shares of our Common Stock. In 2002, the Company's Board of Directors authorized the purchase of 1,490,000 shares of our Common Stock. In October 1999, the Company was authorized by the Board of Directors to buy back  521,013 shares of our Common Stock in both open market and private transactions, as conditions warrant. A total of 1,936,757 shares of the Company’s stock have been bought back to date leaving a balance of 574,256 shares of Common Stock that the Company is authorized to buy back in the future.

The repurchase program is expected to remain effective for the remainder of 2009. We intend to hold the repurchased shares in treasury for general corporate purposes, including issuances under various stock plans. As of December 31, 2008, we held 640,838 shares of our Common Stock at an average cost of $5.28 per share. As of December 31, 2007 we held 576,002 shares of our Common Stock at an average cost of $3.96 per share.

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

Contractual Obligations
(Dollars in thousands)
Payment due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Leases(1)	$1,434	$429	$1,005	-	-
Unconditional Purchase Obligations	-	-	-	-	-
Other Long term Obligations
reflected on the Company's
Balance Sheet under GAAP	-	-	-	-	-
Total Contractual Obligations	$1,434	$429	$1,005	-	-

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

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any off-balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S‑K.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company's consolidated financial statements that have been prepared in accordance with  GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company recognizes revenue from the sale of software and hardware for microcomputers, servers and networks upon shipment or upon electronic delivery of the product. The Company expenses the advertising costs associated with producing its catalogs. The costs of these catalogs are expensed in the same month the catalogs are mailed.

On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, stock-based compensation and costs associated with exit or disposal activities, and contingencies and litigation.

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

 Under the fair value recognition provision, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We make certain assumptions in order to value and expense our various share-based payment awards. In connection with valuing stock options, we use the Black-Scholes model, which requires us to estimate certain subjective assumptions. The key assumptions we make are: the expected volatility of our stock; the expected term of the award; and the expected forfeiture rate. In connection with our restricted stock programs we make assumptions principally related to the forfeiture rate. We review our valuation assumptions periodically and, as a result, we may change our valuation assumptions used to value stock based awards granted in future periods. Such changes may lead to a significant change in the expense we recognize in connection with share-based payments.

Item 7A Quantitative and Qualitative Disclosures about Market Risk

In addition to its activities in the United States, 10.8% of the Company’s 2008 sales were generated in Canada. We are subject to general risks attendant to the conduct of business in Canada, including economic uncertainties and foreign government regulations. In addition, the Company’s Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors.

The Company’s $9.4 million investments in marketable securities at December 31, 2008 are invested in highly rated and liquid U.S. government securities and insured certificates of deposit.

Item 8 Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements at Item 15(a).

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A Controls and procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as of December 31, 2008.  This evaluation was carried out under the supervision and with the participation of our management, including our Company’s Chief Executive Officer and Chief Accounting Officer. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Company’s Chief Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management Report on Internal Control Over Financial Reporting  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Accounting Officer, and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes maintaining records in reasonable detail that accurately and fairly reflect our transactions and disposition of assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with GAAP; providing reasonable assurance that receipts and expenditures of the Company, are made in accordance of with authorizations of  management and directors of the Company; and providing  reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.  In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that, owing to changes in conditions, controls may become inadequate, or that the degree of compliance with policies or procedures may deteriorate.

Management, with the participation of our Chief Executive Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B  Other Information

None.

PART III

Item 10 Directors and Executive Officers of the Registrant

The information required hereunder, with the exception of the information relating to the executive officers of the Registrant that is presented in Part I under the heading “Executive Officers of the Company,” and the information relating to the Company’s Code of Ethical Conduct that is presented in Part I under the heading “Available Information,” is incorporated by reference herein from our Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than April 30, 2009 (the “Definitive Proxy Statement”) under the sections captioned "Election of Directors," “Corporate Governance” and “Section 16 (a) Beneficial Ownership Reporting Compliance.”

Item 11 Executive Compensation

The information required hereunder is incorporated by reference herein from the Definitive Proxy Statement under the sections captioned "Executive Compensation" and “Corporate Governance.”

Item 12 Security Ownership of Certain Beneficial Owners and Management

The information required hereunder is incorporated by reference herein from the Definitive Proxy Statement under the sections captioned "Executive Compensation – Securities Authorized for Issuance under Equity Compensation Plans" and “Security Ownership of Certain Beneficial Owners and Management”.

Item 13 Certain Relationships and Related Party Transactions, and Director Independence

The information required hereunder is incorporated by reference herein from the Definitive Proxy Statement under the sections captioned “Executive Compensation,” "Corporate Governance" and "Transactions with Related Persons."

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

3.	Exhibits Required by Regulation S‑K, Item 601:

Exhibit No.	Description of Exhibit

3.1	Form of Amended and Restated Certificate of Incorporation of the Company. (1)

3.1(a)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.(2)

3.2	Form of Amended and Restated By-Laws of the Company.(1)

4.1	Specimen of Common Stock Certificate.(1)

10.17	1986 Stock Option Plan and Form of Employee Stock Option Agreement. (1)

10.18	1995 Stock Plan, as amended. (3)

10.19	1995 Non-Employee Director Plan, as amended. (3)

10.19(a)	2006 Stock-Based Compensation Plan. (4)

10.19(b)	First Amendment to 2006 Stock-Based Compensation Plan. (5)

10.19(c)	Second Amendment to 2006 Stock-Based Compensation Plan. (5)

10.20	Form of Officer and Director Indemnification Agreement. (1)

10.42	Lease dated as of May 14, 1997 between Robert C. Baker, et al as Landlord and the Company (6)

10.42(a)	Modification of Lease, dated as of July 27, 2006, between SBC Holdings, L.P. (successor in interest to Robert C. Baker, et al.) and the Company. (2)

10.43	Employment Agreement, dated January 12, 2006, between the Company and Simon F. Nynens. (7)

10.45	Offer Letter, dated January 6, 2003, from the Company to Vito Legrottaglie.(8)

10.46	Resignation Letter, dated May 16, 2007, from Wayside Technology Group, Inc. to Jeffrey Largiader. (9)

10.47	General Release, dated May 18, 2007, between Jeffrey Largiader and Wayside Technology Group, Inc. (5)

10.48	Restricted Stock Letter, dated August 15, 2006, between Vito Legrottaglie and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.) (5)

10.49	Restricted Stock Letter, dated August 15, 2006, between Jeffrey Largiader and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.) (5)

10.50	Restricted Stock Letter, dated August 15, 2006, between Daniel Jamieson and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.) (5)

10.51	Restricted Stock Letter, dated August 15, 2006, between Allan Weingarten and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.) (5)

10.52	Restricted Stock Letter, dated August 15, 2006, between Edwin Morgens and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.) (5)

10.53	Restricted Stock Letter, dated August 15, 2006, between Duff Meyercord and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.) (5)

10.54	Restricted Stock Letter, dated August 15, 2006, between Simon F. Nynens and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.) (5)

10.55	Restricted Stock Letter, dated August 15, 2006, between Simon F. Nynens and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.) (5)

10.56	Restricted Stock Letter, dated August 15, 2006, between Kevin Scull and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.) (5)

10.57	Restricted Stock Letter, dated January 31, 2007, between William Willett and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.) (5)

10.58	Restricted Stock Letter, dated November 19, 2007, between Richard Bevis and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.) (5)

10.59	Form of Non-Qualified Stock Option Agreement (5)

10.60	Restricted Stock Letter, dated February 5, 2008, between Kevin Scull and Wayside Technology Group, Inc. (10)

10.61	Restricted Stock Letter, dated February 5, 2008, between Richard Bevis and Wayside Technology Group, Inc. (10)

10.62	Restricted Stock Letter, dated February 5, 2008, between Simon Nynens and Wayside Technology Group, Inc. (10)

10.63	Restricted Stock Letter, dated February 5, 2008, between Vito Legrottaglie and Wayside Technology Group, Inc. (10)

10.64	Restricted Stock Letter, dated February 5, 2008, between Daniel Jamieson and Wayside Technology Group, Inc. (10)

10.65	Restricted Stock Letter, dated February 5, 2008, between Edwin Morgens and Wayside Technology Group, Inc. (10)

10.66	Restricted Stock Letter, dated February 5, 2008, between William Willett and Wayside Technology Group, Inc. (10)

10.67	Restricted Stock Letter, dated February 5, 2008, between Allan Weingarten and Wayside Technology Group, Inc. (10)

10.68	Restricted Stock Letter, dated February 5, 2008, between Mark Boyer and Wayside Technology Group, Inc. (10)

10.69	Restricted Stock Letter, dated February 5, 2008, between Duff Meyercord and Wayside Technology Group, Inc. (10)

21.1	Subsidiaries of the Registrant

23.1	Consent of Amper, Politziner & Mattia, LLP

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Simon F. Nynens, the Chief Executive Officer of the Company.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Kevin T. Scull, the Chief Accounting Officer of the Company.

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

(1)	Incorporated by reference to exhibits of the same number filed with the Registrant's Registration Statement on Form S-1 or amendments thereto (File No. 033-92810).

(2)	Incorporated by reference to the Exhibits of the same number to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 3, 2006.

(3)	Incorporated by reference to Exhibit A and Exhibit B, respectively, to the Registrant’s Definitive Annual Meeting Proxy Statement filed on April 30, 1998.

(4)	Incorporated by reference to Exhibit A of the Registrant’s Definitive Annual Meeting Proxy Statement filed on April 28, 2006.

(5)	Incorporated by reference to exhibits of the same number filed with the Registrant’s Annual Report on Form 10‑K for the Year Ended December 31, 2007 filed on March 13, 2008.

(6)	Incorporated by reference to Exhibit 10.42 of the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 1998 filed on March 31, 1999.

(7)	Incorporated by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed on May 12, 2006.

(8)	Incorporated by reference to exhibits of the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed on May 15, 2007.

(9)	Incorporated by reference to exhibits of the same number filed with the Registrant's Current Report on Form 8‑K filed on May 21, 2007.

(10)	Incorporated by reference to exhibits of the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the Period Ended March 31, 2008 filed May 12, 2008.

(b)	The exhibits required by Item 601 of Regulation S‑K are reflected above in Section (a) 3. of this Item.

(c)	The financial statement schedule is included as reflected in Section (a) 2. of this Item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Shrewsbury, New Jersey, on March 12, 2009.

WAYSIDE TECHNOLOGY GROUP, INC.

By:	/s/ Simon F. Nynens
Simon F. Nynens, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

	President and Chief Executive Officer and	March 12, 2009
/s/ Simon F. Nynens	Chairman of the Board of Directors
Simon F. Nynens	(Principal Executive Officer)

	Vice President and Chief Accounting Officer	March 12, 2009
/s/ Kevin T. Scull	(Principal Financial and Accounting Officer)
Kevin T. Scull

/s/ William H. Willett	Director	March 12, 2009
William H. Willett

/s/ Mark T. Boyer	Director	March 12, 2009
Mark T. Boyer

/s/ F. Duffield Meyercord	Director	March 12, 2009
F. Duffield Meyercord

/s/ Edwin H. Morgens	Director	March 12, 2009
Edwin H. Morgens

/s/ Allan D. Weingarten	Director	March 12, 2009
Allan D. Weingarten

Items 8 and 15(a)

Wayside Technology Group, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Wayside Technology Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Wayside Technology Group, Inc.  and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wayside Technology Group, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their earnings and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the consolidated financial statements, in 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.”

We have also audited the consolidated financial statement schedule, Schedule II – Valuation and Qualifying Accounts, for each of the three years in the period ended December 31, 2008. In our opinion, this financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ Amper, Politziner & Mattia, LLP

March 11, 2009
Edison, New Jersey

Wayside Technology Group, Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	December 31,
	2007	2008
Assets
Current assets:
Cash and cash equivalents	$14,241	$9,349
Marketable securities	9,641	9,367
Accounts receivable, net of allowances of $908 and $1,086 in 2007 and 2008, respectively	24,824	16,940
Inventory, net	1,116	1,058
Prepaid expenses and other current assets	927	776
Deferred income taxes	830	712
Total current assets	51,579	38,202

Equipment and leasehold improvements, net	619	549
Accounts receivable-long-term	3,402	7,860
Other assets	67	66
Deferred income taxes	1,086	808
	$56,753	$47,485
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$32,100	$23,396
Total current liabilities	32,100	23,396

Other liabilities	161	205
Total liabilities	32,261	23,601
Commitments and Contingencies

Stockholders’ equity:
Common Stock, $.01 par value; 10,000,000 shares authorized; 5,284,500 shares issued; and 4,708,498 and 4,643,662 shares outstanding in 2007 and 2008, respectively	53	53
Additional paid-in capital	28,860	26,636
Treasury stock, at cost, 576,002 and 640,838 shares in 2007 and 2008, respectively	(2,283)	(3,383)
Retained earnings (deficit)	(2,599)	567
Accumulated other comprehensive income	461	11
Total stockholders’ equity	24,492	23,884
	$56,753	$47,485

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries
Consolidated Statements of Earnings
(Dollars in thousands, except per share amounts)

	Years ended December 31,
	2006	2007	2008

Net sales	$182,319	$179,865	$174,025

Cost of sales	165,350	162,630	157,228

Gross profit	16,969	17,235	16,797

Selling, general and administrative expenses	12,163	12,081	12,207

Income from operations	4,806	5,154	4,590

Other income:
Interest income	738	989	741
Foreign currency transaction gain	3	2	3

Income before provision for income taxes	5,547	6,145	5,334

Provision for income taxes	2,279	2,442	2,168

Net income	$3,268	$3,703	$3,166

Income per common share-Basic	$0.78	$0.84	$0.72
Income per common share-Diluted	$0.72	$0.80	$0.71
Weighted average common shares outstanding-Basic	4,191	4,406	4,414
Weighted average common shares outstanding-Diluted	4,521	4,656	4,461

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(Dollars in thousands, except share amounts)

							Accumulated
			Additional			Retained	Other
	Common Stock		Paid-In	Treasury		earnings	Comprehensive
	Shares	Amount	Capital	Shares	Amount	(Deficit)	Income	Total

Balance at January 1, 2006	5,284,500	$53	$30,948	1,289,665	$(3,620)	$(9,570)	$187	$17,998
Net income						3,268		3,268
Other comprehensive income:
Translation adjustment							3	3
Unrealized gain on available-
for-sale securities							10	10
Comprehensive income								3,281
Dividends paid			(1,712)					(1,712)
Dividends declared payable			(638)					(638)
Exercise of stock options			368	(290,555)	848			1,216
Tax benefit from exercises of
non-qualified stock options			901					901
Share-based compensation
expense			305					305
Restricted stock grants			(920)	(315,000)	920			-
Treasury shares repurchased				3,769	(53)			(53)
Balance at December 31, 2006	5,284,500	53	29,252	687,879	(1,905)	(6,302)	200	21,298
Net income						3,703		3,703
Other comprehensive income:
Translation adjustment							253	253
Unrealized gain on available-
for-sale securities							8	8
Comprehensive income								3,964
Dividends paid			(2,047)					(2,047)
Exercise of stock options			588	(159,445)	486			1,074
Tax benefit from exercises of
non-qualified stock options			522					522
Share-based compensation
expense			605					605
Restricted stock grants			(60)	(17,500)	60			-
Treasury shares repurchased				65,068	(924)			(924)
Balance at December 31, 2007	5,284,500	53	28,860	576,002	(2,283)	(2,599)	461	24,492

Net income						3,166		3,166
Other comprehensive income:
Translation adjustment							(469)	(469)
Unrealized gain on available-
for-sale securities							19	19
Comprehensive income								2,716
Dividends paid			(2,811)					(2,811)
Exercise of stock options			59	(45,000)	164			223
Share-based compensation
expense			735					735
Tax expense from share-based
compensation			(22)					(22)
Restricted stock grants			(185)	(54,000)	185			-
Treasury shares repurchased				163,836	(1,449)			(1,449)
Balance at December 31, 2008	5,284,500	$53	$26,636	640,838	$(3,383)	$567	$11	$23,884

The accompanying notes are an integral part of the consolidated financial statements

Wayside Technology Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands, except share amounts)

	Year ended December 31,
	2006	2007	2008
Cash flows from operating activities
Net income	$3,268	$3,703	$3,166
Adjustments to reconcile net income to net cash provided by (used) in operating activities:
Depreciation expense	259	351	347
Amortization expense	11	10	8
Provision for doubtful accounts receivable	190	47	39
Deferred income tax expense	1,214	1,170	395
Share-based compensation expense	305	605	735
Loss on disposal of fixed assets	6	-	7
Changes in operating assets and liabilities:
Accounts receivable	(9,502)	2,627	2,844
Inventory	691	149	54
Prepaid expenses and other current assets	81	(320)	142
Accounts payable and accrued expenses	9,554	(3,205)	(8,263)
Net change in other operating assets and liabilities	8	114	38
Net cash provided by (used) in operating activities	6,085	5,251	(488)
Cash flows provided by (used) in investing activities
Purchase of equipment and leasehold improvements	(329)	(482)	(308)
Purchase of available-for-sale securities	(17,089)	(21,189)	(16,788)
Redemptions of available-for-sale securities	17,950	18,588	17,080
Proceeds from sale of fixed assets	10	-	8
Net cash provided by (used) in investing activities	542	(3,083)	(8)
Cash flows used in financing activities
Purchase of treasury stock	(53)	(924)	(1,449)
Proceeds from stock option exercises	1,216	1,074	223
Tax benefit (expense) from stock options exercises	901	522	(22)
Dividends paid	(2,231)	(2,684)	(2,811)
Net cash used in financing activities	(167)	(2,012)	(4,059)
Effect of foreign exchange rate on cash	3	253	(337)
Net increase (decrease) in cash and cash equivalents	6,463	409	(4,892)
Cash and cash equivalents at beginning of year	7,369	13,832	14,241
Cash and cash equivalents at end of year	$13,832	$14,241	$9,349

Supplementary disclosure of cash flow information:
Income taxes paid	$294	$563	$1,366

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in tables in thousands, except per share amounts)

1.   Description of Business

Wayside Technology Group, Inc. and Subsidiaries, the “Company,” markets software to software development and information technology professionals in the United States and Canada. It was formerly known as Programmer's Paradise, Inc. and changed its name to Wayside Technology Group, Inc. in August 2006. It operates through two segments, Programmer's Paradise and Lifeboat. The Programmer's Paradise segment sells technical software, hardware, and services for microcomputers, servers, and networks to individual programmers, corporations, government agencies, and educational institutions. Its solutions include technical and general business application software from various publishers and manufacturers. This segment markets these products through catalogs, direct mail programs, and advertisements in trade magazines, as well as through Internet and email promotions. Its catalogs offer collections of microcomputer technical software, including programming languages, tools, utilities, libraries, development systems, interfaces, and communication products. The Lifeboat segment distributes technical software to corporate and value-added resellers, consultants, and systems integrators.

2.   Summary of Significant Accounting Policies

Principles of Consolidation and Operations

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make extensive use of certain estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods.   The significant areas of estimation include but are not limited to accounting for allowance for uncollectible accounts, sales returns, inventory valuation and obsolescence, income taxes, depreciation, contingencies, stock-based compensation and costs associated with exit or disposal activities. Actual results could differ from those estimates.

Net Income Per Common Share

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”. Basic earnings  per share is calculated by dividing net income  attributable to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted  per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding, adjusted for potentially dilutive securities.

Wayside Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in tables in thousands, except per share amounts)

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows (in thousands, except per share data):

	Year ended December 31
	2006	2007	2008
Numerator:
Net income	$3,268	$3,703	$3,166
Denominator:
Weighted average shares (Basic)	4,191	4,406	4,414
Dilutive effect of outstanding options and nonvested shares of restricted stock	330	250	47

Weighted average shares including assumed conversions (Diluted)	4,521	4,656	4,461

Basic net income per share	$0.78	$0.84	$0.72
Diluted net income per share	$0.72	$0.80	$0.71

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations in credit risk consist of cash, cash equivalents, and marketable securities. At December 31, 2008, the Company’s $9.4 million of investments in marketable securities are only in highly rated and liquid U.S. government securities and insured certificates of deposit.

The Company’s cash and cash equivalents, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Marketable Securities

The Company accounts for marketable securities pursuant to the SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Under this statement, the Company’s securities with a readily determinable fair value have been classified as available for sale and are carried at fair value with an offsetting adjustment to accumulated other comprehensive income in Stockholders’ Equity.

Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 2008 and 2007, because of the relative short maturity of these instruments.

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

Accounts receivable-long-term

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

Revenue Recognition

The Company records revenues from sales transactions when title to products sold passes to the customer. Usual sales terms are FOB shipping point, at which time title and risk of loss has passed to the customer and delivery has occurred.  Revenue is recognized in accordance with Statements of Position (“SOP”) 97-2 “ Software Revenue Recognition”, Staff Accounting Bulletin (“SAB”) No. 101 and No. 104, "Revenue Recognition" and Emerging Issues Task Force (“EITF”) 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent". The majority of the Company’s revenues relates to physical products and is recognized on a gross basis with the selling price to the customer recorded as net sales with the acquisition cost of the product to the Company recorded as cost of sales. At the time of sale, the Company also records an estimate for sales returns based on historical experience. Certain software maintenance products, third party services and extended warranties sold by the Company (for which the Company is not the primary obligor) are recognized on a net basis. Accordingly, such revenues are recognized in net sales either at the time of sale or over the contract period, based on the nature of the contract, at the net amount retained by the Company, with no cost of goods sold.

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

Stock-Based Compensation

The Company has stockholder-approved stock incentive plans for employees and directors. Stock- based compensation is recognized in accordance with SFAS No. 123(R), "Share-Based Payment." For the years  ended December 31, 2008, 2007 and 2006 stock –based compensation includes 1) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123; and 2) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with Statement 123(R).

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

Advertising Costs

Advertising costs are charged to expense in the period incurred. Advertising costs for 2006, 2007, and 2008 amounted to approximately $2.4 million, $1.4 million and $2.4 million, respectively.

Impact of Accounting Pronouncements

As of December 31, 2008, the Financial Accounting Standards Board (“FASB”) issued several pronouncements of significance to the Company which are discussed in detail below.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS No. 162 to have a material effect on its  consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities" ("EITF 03-6-1"). EITF 03-6-1 applies to the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents under Statement No. 128, “Earnings Per Share.” Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents will be considered participating securities and will be included in the computation of earnings per share pursuant to the two-class method. The effective date of EITF 03-6-1 is for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those years. Early adoption is not permitted. Once effective, all prior period earnings per share data presented will be adjusted retrospectively.  The Company is currently evaluating the potential impact, if any, the adoption of EITF 03-6-1 may have on its  consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in tables in thousands, except per share amounts)

3.  Marketable securities

Investments in available-for-sale securities at December 31, 2008 were:

	Cost	Market value	Unrealized gain (loss)
U.S. Government Securities	$8,057	$8,087	$30
Certificates of deposit	1,284	1,280	$(4)
Total Marketable securities	$9,341	$9,367	$26

The cost and market value of our investments at December 31, 2008 by contractual maturity were:

		Estimated
	Cost	Fair Value

Due in one year or less	$9,341	$9,367

Investments in available-for-sale securities at December 31, 2007 were:

	Cost	Market value	Unrealized gain
U.S. Government Securities	$9,633	$9,641	$8
Total Marketable securities	$9,633	$9,641	$8

The cost and market value of our investments at December 31, 2007 by contractual maturity were:

		Estimated
	Cost	Fair Value

Due in one year or less	$9,633	$9,641

Estimated fair values of marketable securities are based on quoted market prices.

4.  Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP 157-2, “Partial Deferral of the Effective Date of Statement 157,” which deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities , except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company uses the following methods for determining fair value in accordance with SFAS No. 157. For assets and liabilities that are measured using quoted prices in active markets for the identical asset or liability, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs (Level 1). Assets and liabilities that are measured using significant other observable inputs are valued by reference to similar assets or liabilities, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data (Level 2). For all remaining assets and liabilities for which there are no significant observable inputs, fair value is derived using an assessment of various discount rates, default risk, credit quality and the overall capital market liquidity (Level 3).

Wayside Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in tables in thousands, except per share amounts)

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheet:

		Fair Value Measurements at December 31, 2008 Using
(In thousands) Description	Balance at December 31, 2008	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government Securities	$8,087	$8,087	$-	$
Certificates of deposit	$1,280		$1,280

U.S. Government Securities - U.S. government securities are valued using quoted market prices. Accordingly, U.S. government securities are categorized in Level 1 of the fair value hierarchy.

Certificates of deposit- The fair value of certificates of deposit is estimated using third-party quotations. These deposits are categorized in Level 2 of the fair value hierarchy.

5. Balance Sheet Detail

Equipment and leasehold improvements consist of the following as of December 31:

	2007	2008

Equipment	$2,391	$2,330
Leasehold improvements	542	549
	2,933	2,879
Less accumulated depreciation and amortization	(2,314)	(2,330)
	$619	$549

Wayside Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in tables in thousands, except per share amounts)

Accounts payable and accrued expenses consist of the following as of December 31:

	2007	2008

Trade accounts payable	$30,597	$21,212
Other accrued expenses	1,503	2,184
	$32,100	$23,396

6.  Income Taxes

Deferred tax attributes resulting from differences between financial and accounting amounts and tax basis of assets and liabilities at December 31, 2007 and 2008 are as follows:

	December 31,
	2007	2008
Current assets
Accruals and reserves	$465	$441
Goodwill	271	271
Net operating loss carry forwards	5	-
Business credits	89	-
Net current deferred tax assets	$830	$712

Non-current assets
Accruals and reserves	$236	$236
Depreciation	147	158
Goodwill	703	414
Net non-current deferred tax assets	$1,086	$808
Total deferred tax assets	$1,916	$1,520

Wayside Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in tables in thousands, except per share amounts)

The provision for income taxes is as follows:

	Year ended December 31,
	2006	2007	2008
Current:
Federal	$851	$1,036	$1,356
State	135	-	213
Canada	79	236	204
	1,065	1,272	1,773
Deferred:
Federal	833	830	280
State	381	340	115
	1,214	1,170	395
	$2,279	$2,442	$2,168
Effective Tax Rate	41.1%	39.7%	40.6%

The reasons for the difference between total tax expense and the amount computed by applying the U.S. statutory federal income tax rate to income before income taxes are as follows:

	Year ended December 31,
	2006	2007	2008

Statutory rate applied to pretax income	$1,885	$2,089	$1,813
State income taxes, net of benefit of federal income taxes	321	333	239
Foreign income taxes over U.S. statutory rate	12	35	31
Other items	61	(15)	85
Income tax expense	$2,279	$2,442	$2,168

The Company receives a tax deduction from the gains realized by employees on the exercise of certain non-qualified stock options for which the benefit is recognized as a component of stockholders’ equity.

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions.

Wayside Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in tables in thousands, except per share amounts)

The Company has adopted the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal consolidated tax return and its state tax return in New Jersey and its Canadian tax return as “major” tax jurisdictions, as defined. The only periods subject to examination for the Company's federal return are the 2005 through 2008 tax years. The audit of the tax year 2004 has been completed, with no adjustments proposed by the Internal Revenue Service.  The Company’s 2006 and 2007 federal consolidated tax returns are currently being examined by the Internal Revenue Service. The current periods subject to examination for the Company's state returns in New Jersey are years 2004 through 2008. The current periods subject to examination for the Company’s Canadian tax returns are the years 2004 through 2008. The State of New Jersey is currently in the process of examining tax years 2004- 2006. The Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Federal, State and Foreign Tax
Balance at January 1, 2008	$230
Additions based on tax positions related to current year	-
Gross Unrecognized Tax Benefit at December 31, 2008	$230
Net Unrecognized Tax Benefit at December 31, 2008	$78

The net Unrecognized Tax Benefit is included as a component of Other Liabilities within the Consolidated Balance Sheet. Interest expense and penalties related to unrecognized tax benefits are classified as income tax expense.

For financial reporting purposes, income before income taxes includes the following components:

	Year ended December 31
	2006	2007	2008
United States	$5,350	$5,556	$4,825
Canada	197	589	509
	$5,547	$6,145	$5,334

7.  Stockholder’s Equity and Stock Based Compensation

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

In February 2002, the Board of Directors approved a plan permitting all option holders under the 1986 Plan and the 1995 Plan to surrender all or any portion of their options on or before March 1, 2002. By March 1, 2002, a total of 7,875 options to purchase the Company’s Common Stock under the 1986 option plan and 303,550 options to purchase the Company’s Common Stock under the 1995 Plan were surrendered, of which 305,175 were surrendered by the Company’s executive officers. All of the options surrendered were exercisable in excess of the market price of the underlying Common Stock as of the dates of surrender.

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

During 2008, the Company granted a total of 57,500 shares of restricted stock to officers, directors and employees. These shares vest over 60 months. A total of 3,500 shares of restricted common stock were forfeited as a result of employees and officers terminating employment with the Company.

Wayside Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in tables in thousands, except per share amounts)

Changes during 2006, 2007 and 2008 in options outstanding for the combined plans were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2006	892,890	$6.46
Granted in 2006	-	-
Canceled in 2006	-	-
Exercised in 2006	(290,555)	4.19
Outstanding at December 31, 2006	602,335	7.56
Granted in 2007	-	-
Canceled in 2007	-	-
Exercised in 2007	(159,445)	6.75
Outstanding at December 31, 2007	442,890	7.85
Granted in 2008	-	-
Canceled in 2008	(5,000)	12.85
Exercised in 2008	(45,000)	4.96
Outstanding at December 31, 2008	392,890	8.12
Exercisable at December 31, 2008	392,890	$8.12

The options exercisable at December 31, 2007 and 2008 were 442,890 and 392,890, respectively.

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2008 was $0.2 million. The intrinsic value is calculated as the difference between the market value as of December 31, 2008 and the exercise price of the shares. The market value as of December 31, 2008 was $7.00 as reported by The NASDAQ Global Market.

Stock options outstanding at December 31, 2008 are summarized as follows:

Range of Exercise Prices	Outstanding Options as of December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable as of December 31, 2008	Weighted Average Exercise Price

$2.00 – $2.99	18,500	3.7	$2.13	18,500	$2.13
3.00 – 6.99	28,750	1.5	3.73	28,750	3.73
7.00 – 9.99	290,000	5.4	8.03	290,000	8.03
10.00–12.99	55,640	6.3	12.85	55,640	12.85
	392,890	5.2	$8.12	392,890	$8. 12

Under the various plans, options that are cancelled can be reissued. At December 31, 2008 no options were reserved for future issuance.

Wayside Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in tables in thousands, except per share amounts)

A summary of nonvested shares of restricted stock awards outstanding under the Company’s 2006 Plan as of December 31, 2008 and changes during the year then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2006	-	$-
Granted in 2006	315,000	13.68
Vested in 2006	(21,500)	13.77
Forfeited in 2006	-	-
Nonvested shares at December 31, 2006	293,500	13.68
Granted in 2007	30,000	12.69
Vested in 2007	(43,750)	13.76
Forfeited in 2007	(12,500)	14.57
Nonvested shares at December 31, 2007	267,250	13.47
Granted in 2008	57,500	10.68
Vested in 2008	(56,500)	13.00
Forfeited in 2008	(3,500)	14.85
Nonvested shares at December 31, 2008	264,750	12.76

As of December 31, 2008, there was approximately $3.38 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 5.79 years.

For the years ended December 31, 2006, 2007 and 2008, we recognized share-based compensation cost of approximately $0.3 million, $0.6 million and $0.7 million, respectively, which is included in general and administrative expenses.  The Company does not capitalize any share-based compensation cost.

The actual tax benefits realized from non-qualified stock option exercises totaled $0.9, $0.5 and $0 million for the years ended December 31, 2006, 2007 and 2008, respectively. In accordance with FSP 123(R)-3, in the Consolidated Statement of Cash Flows, the Company classified tax benefits from stock option exercises as cash provided by financing activities.

8.  Defined Contribution Plan

The Company maintains a defined contribution plan covering substantially all domestic employees. Participating employees may make contributions to the plan, through payroll deductions. Matching contributions are made by the Company equal to 50% of the employee’s contribution to the extent such employee contribution did not exceed 6% of their compensation.  During the years ended December 31, 2006, 2007 and 2008, the Company expensed approximately $118 thousand, $121 thousand and $130 thousand, respectively, related to this plan.

Wayside Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in tables in thousands, except per share amounts)

9.  Commitments and Contingencies

Leases

Operating leases relate to the lease of the space used for our operations in Shrewsbury, New Jersey and Mississauga, Canada as well as our former sales office in Hauppauge New York. The commitments for operating leases include the minimum rent payments and a proportionate share of operating expenses and property taxes.

2009	$429
2010	375
2011	322
2012	308
2013	-
$1,434

Rent expense for the years ended December 31, 2006, 2007 and 2008 was approximately $516 thousand, $380 thousand and $371 thousand, respectively.

Employment Agreements

In the second quarter of 2007 the Vice President of Marketing and Business Development resigned from his position with the Company.

In connection with the resignation, the Company issued a letter (the "Resignation Letter").  Pursuant to the Resignation Letter, the Company will pay the former executive his current salary of $150 thousand (plus payments for unused vacation time) in 24 equal semimonthly installments. The Company  expensed the $150 thousand ratably over the term of the consulting agreement which is one year following the Resignation Letter.

In the event that Simon Nynens’, President and Chief Executive officer, employment is terminated without cause or by the rendering of a non-renewal notification, he is entitled to receive severance payments equal to twelve months salary and immediate vesting of all outstanding stock awards. Additionally, in the event that a change of control of the Company occurs (as described in the employment agreement), Mr. Nynens outstanding stock awards become immediately vested and he is entitled to the pro-rata performance bonus based upon stock price at the date of such change in control.

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

10. Industry, Segment and Geographic Information

The Company markets software to software development and information technology professionals in the United States and Canada.

Geographic revenue and identifiable assets related to operations as of and for the years ended December 31, 2006, 2007 and 2008 were as follows

	2006	2007	2008
Net sales to Unaffiliated Customers:
United States	$159,285	$156,602	$155,193
Canada	23,034	23,263	18,832
Total	$182,319	$179,865	$174,025

Identifiable Assets by Geographic Areas at December 31,		2007	2008
United States		$50,499	$44,690
Canada		6,254	2,795
Total		$56,753	$47,485

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

	Year Ended
	December 31,
Revenue:	2006	2007	2008
Programmer’s Paradise	$53,744	$44,814	$56,893
Lifeboat	128,575	135,051	117,132
	182,319	179,865	174,025
Gross Profit:
Programmer’s Paradise	$7,284	$5,781	$6,509
Lifeboat	9,685	11,454	10,288
	16,969	17,235	16,797
Direct Costs:
Programmer’s Paradise	$3,386	$2,891	$2,876
Lifeboat	2,193	2,885	2,915
	5,579	5,776	5,791
Income Before Taxes:
Programmer’s Paradise	3,899	2,890	3,632
Lifeboat	7,491	8,569	7,373
Segment Income	11,390	11,459	11,005
General and administrative	6,584	6,305	6,415
Interest income	738	989	741
Foreign currency translation gain (loss)	3	2	3
Income before taxes	$5,547	$6,145	$5,334
Selected Assets By Segment:
Programmer’s Paradise		$8,593	$18,329
Lifeboat		17,347	7,529
Segment Select Assets		25,940	25,858
Corporate Assets		30,813	21,627
Total Assets		$56,753	$47,485

The Company had no major customers that accounted for more than 10% of total sales for 2008. One customer, CDW Corporation, accounted for 10.9% and 15.8% of consolidated net sales in 2007 and 2006, respectively. Our top five customers accounted for 31%, 28%, and 28% of consolidated net sales in 2008, 2007 and 2006, respectively.

Wayside Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in tables in thousands, except per share amounts)

11. Loss on Lease

During the second quarter of 2006, the Company made the decision to close down and sublease it sales office in Hauppauge, New York. Based on forecasted sublease income compared to estimated expenses, the Company recorded a liability and took a charge of approximately $97 thousand during the second quarter of 2006.

The Company’s tenant terminated its sublease in December 2007. After considering information provided by the Company’s leasing agent the Company took an additional charge of $76 thousand in the fourth quarter of 2007.

In 2008, the Company took an additional charge of $141 thousand as it was determined that due to the downturn in the commercial real estate market in Long Island and with only a short time remaining on our lease that it would be unlikely to secure another subtenant.

12. Quarterly Results of Operations (Unaudited)

The following table presents summarized quarterly results for 2008:

	First	Second	Third	Fourth

Net sales	$40,506	$48,096	$45,392	$40,031
Gross profit	3,745	4,298	4,252	4,501
Net income	629	823	811	903

Basic net income per common share	$0.14	$0.19	$0.18	$0.21
Diluted net income per common share	$0.14	$0.18	$0.18	$0.20

The following table presents summarized quarterly results for 2007:

	First	Second	Third	Fourth

Net sales	$46,922	$44,040	$41,790	$47,112
Gross profit	4,455	4,337	4,126	4,317
Net income	990	959	822	931

Basic net income per common share	$0.23	$0.22	$0.19	$0.21
Diluted net income per common share	$0.21	$0.20	$0.18	$0.20

Wayside Technology Group, Inc. and Subsidiaries
Schedule II--Valuation and Qualifying Accounts
(In Thousands)

Description	Beginning Balance	Charged to Cost and Expense	Deductions	Ending Balance

Year ended December 31, 2006
Allowances for accounts receivable	$1,231	$501	$786	$946
Reserve for inventory obsolescence	$31	$62	$41	$52
Year ended December 31, 2007
Allowances for accounts receivable	$946	$109	$147	$908
Reserve for inventory obsolescence	$52	$(2)	$11	$39
Year ended December 31, 2008
Allowances for accounts receivable	$908	$457	$279	$1,086
Reserve for inventory obsolescence	39	$15	$(2)	$56