Form 10-Q
period 2009-03-31
Wayside Technology Group, Inc.
filed 2009-05-12
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(732) 389-8950
Registrant's Telephone Number

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,” and “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Check One:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 4,774,362 outstanding shares of Common Stock, par value $.01 per share, as of May 8, 2009, not including 510,138 shares classified as treasury stock.

PART I – FINANCIAL INFORMATION
WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,216	$9,349
Marketable securities	9,758	9,367
Accounts receivable, net of allowances of $1,010 and
$1,086, respectively	21,266	16,940
Inventory, net	811	1,058
Prepaid expenses and other current assets	564	776
Deferred income taxes	672	712
Total current assets	40,287	38,202

Equipment and leasehold improvements, net	527	549
Accounts receivable-long-term	6,064	7,860
Other assets	39	66
Deferred income taxes	735	808

Total assets	$47,652	$47,485

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$23,747	$23,396

Other liabilities	78	205
Total liabilities	23,825	23,601

Commitments and contingencies

Stockholders’ equity
Common stock, $.01 par value; 10,000,000 shares
authorized, 5,284,500 shares issued; 4,639,786 and
4,643,662 shares outstanding, respectively	53	53
Additional paid-in capital	26,108	26,636
Treasury stock, at cost, 644,714 and 640,838 shares,
respectively	(3,410)	(3,383)
Retained Earnings	1,145	567
Accumulated other comprehensive income (loss)	(69)	11
Total stockholders’ equity	23,827	23,884
Total liabilities and stockholders’ equity	$47,652	$47,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands, except per share data)

	Three months ended
	March 31,
	2009	2008

Net sales	$31,750	$40,506

Cost of sales	28,283	36,761

Gross profit	3,467	3,745

Selling, general and administrative expenses	2,651	2,942

Income from operations	816	803

Interest income, net	148	234

Realized foreign exchange gain (loss)	(1)	3

Income before income tax provision	963	1,040

Provision for income taxes	385	411

Net income	$578	$629

Net income per common share - Basic	$0.13	$0.14

Net income per common share – Diluted	$0.13	$0.14

Weighted average common shares outstanding-Basic	4,386	4,441

Weighted average common shares outstanding-Diluted	4,413	4,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

 WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except share amounts)

	Common Stock		Additional Paid-In	Treasury		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (loss)	Total

Balance at January 1, 2009	5,284,500	$53	$26,636	640,838	$(3,383)	$567	$11	$23,884
Net Income						578		578
Other comprehensive income :
Translation adjustment							(47)	(47)
Unrealized loss on available- for-sale securities							(33)	(33)
Comprehensive income								498
Dividends paid			(692)					(692)
Share-based compensation expense			184					184
Tax expense from share- based compensation			(20)					(20)
Treasury shares repurchased				3,876	(27)			(27)
Balance at March 31, 2009	5,284,500	$53	$26,108	644,714	$(3,410)	$1,145	$(69)	$23,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months ended
	March 31,
	2009	2008
Net income	$578	$629
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	78	85
Bad debt expense	9	11
Deferred income taxes	113	92
Share-based compensation expense	184	184
Changes in operating assets and liabilities:
Accounts receivable	(2,576)	2,820
Inventory	247	277
Prepaid expenses and other current assets	211	(335)
Accounts payable and accrued expenses	244	(4,167)
Net change in other assets and liabilities	24	(30)
Net cash used in operating activities	(888)	(434)

Cash flows from investing activities:
Purchases of available-for-sale securities	(4,663)	(3,047)
Redemptions of available-for-sale securities	4,240	5,000
Capital expenditures	(56)	(256)
Net cash (used in) provided by investing activities	(479)	1,697

Cash flows from financing activities:
Dividend paid	(692)	(707)
Proceeds from exercise of stock options	-	32
Treasury stock repurchased	(27)	(391)
Tax expense from share- based compensation	(20)	-
Net cash used in financing activities	(739)	(1,066)

Effect of foreign exchange rate on cash	(27)	(78)

Net (decrease) increase in cash and cash equivalents	(2,133)	119
Cash and cash equivalents at beginning of period	9,349	14,241
Cash and cash equivalents at end of period	$7,216	$14,360
Supplementary disclosure of cash flow information:
Income taxes paid	649	830

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
March 31, 2009

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

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, stock-based compensation and costs associated with exit or disposal activities, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the opinion of the Company’s management, all adjustments that are of a normal recurring nature, considered necessary for fair presentation, have been included. Actual results may differ from these estimates under different assumptions or conditions. The unaudited condensed consolidated statements of earnings for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities Exchange Commission for the year ended December 31, 2008.

2.           In April 2009, the FASB issued FSP Financial Accounting Standards (“FAS”) 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP changes existing guidance for determining whether an impairment of debt securities is other than temporary. The FSP requires other than temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings and the amount related to other factors which is recognized in other comprehensive income. This noncredit loss component of the impairment may only be classified in other comprehensive income if the holder of the security concludes that it does not intend to sell and it will not more likely than not be required to sell the security before it recovers its value. If these conditions are not met, the noncredit loss must also be recognized in earnings. When adopting the FSP, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other than temporary impairment from retained earnings to accumulated other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. Management is currently evaluating the requirements of the FSP and has not yet determined the impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company does not believe the adoption of this FSP will materially impact the Company’s condensed consolidated financial statements.

FSP 107-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1), increases the frequency of fair value disclosures required by Statements of Financial Accounting Standards (SFAS) No. 107, Disclosures About Fair Value of Financial Instruments (SFAS No. 107). FSP 107-1 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only required to be disclosed once a year. The FSP now requires these disclosures on a quarterly basis effective June 30 2009, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

3.           Assets and liabilities of the Company’s Canadian subsidiary have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period. The revenue from our Canadian operations in the first three months of 2009 was $2.6 million as compared to $6.0 million for the first three months of 2008.

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

7.           Investments in available-for-sale securities at March 31, 2009 were (in thousands):

	Cost	Market value	Unrealized Gain (loss)
U.S. Government Securities	$6,071	$6,079	$8
Certificates of deposit	3,693	3,679	$(14)
Total Marketable securities	$9,764	$9,758	$(6)

The cost and market value of the Company’s investments at March 31, 2009 by contractual maturity were (in thousands):

		Estimated
	Cost	Fair Value
Due in one year or less	$9,764	$9,758

Investments in available-for-sale securities at December 31, 2008 were (in thousands):

	Cost	Market value	Unrealized Gain (loss)
U.S. Government Securities	$8,057	$8,087	$30
Certificates of deposit	1,284	1,280	$(4)
Total Marketable securities	$9,341	$9,367	$26

The cost and market value of the Company’s investments at December 31, 2008 by contractual maturity were (in thousands):

		Estimated
	Cost	Fair Value
Due in one year or less	$9,341	$9,367

8.           Effective January 1, 2008, the Company adopted SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP 157-2, “Partial Deferral of the Effective Date of Statement 157,” which deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company uses the following methods for determining fair value in accordance with SFAS No. 157. For assets and liabilities that are measured using quoted prices in active markets for the identical asset or liability, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs (Level 1). Assets and liabilities that are measured using significant other observable inputs are valued by reference to similar assets or liabilities, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data (Level 2). For all remaining assets and liabilities for which there are no significant observable inputs, fair value is derived using an assessment of various discount rates, default risk, credit quality and the overall capital market liquidity (Level 3).

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheet:

		Fair Value Measurements at March 31, 2009 Using
(In thousands) Description	Balance at March 31, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government Securities	$6,079	$6,079	$-	$-
Certificates of deposit	$3,679		$3,679

		Fair Value Measurements at December 31, 2008 Using
(In thousands) Description	Balance at December 31, 2008	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government Securities	$8,087	$8,087	$-	$-
Certificates of deposit	$1,280		$1,280

U.S. Government Securities - U.S. government securities are valued using quoted market prices.Accordingly, U.S. government securities are categorized in Level 1 of the fair value hierarchy.

Certificates of deposit- The fair value of certificates of deposit is estimated using third-party quotations.These deposits are categorized in Level 2 of the fair value hierarchy.

9.           Balance Sheet Detail – Other Assets (in thousands):
Equipment and leasehold improvements consist of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

Equipment	$2,382	$2,330
Leasehold improvements	549	549
	2,931	2,879
Less accumulated depreciation and amortization	(2,404)	(2,330)
	$527	$549

Accounts payable and accrued expenses consist of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

Trade accounts payable	$22,430	$21,212
Other accrued expenses	1,317	2,184
	$23,747	$23,396

10.           Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed considering the potentially dilutive effect of outstanding stock options and nonvested shares of restricted stock. A reconciliation of the numerators and denominators of the basic and diluted per share computations follows (in thousands, except per share data):

	Three months ended
	March 31,
	2009	2008
Numerator:
Net income	$578	$629
Denominator:
Weighted average shares (Basic)	4,386	4,441
Dilutive effect of outstanding options and nonvested shares of restricted stock	27	92
Weighted average shares including assumed conversions (Diluted)	4,413	4,533
Basic net income per share	$0.13	$0.14
Diluted net income per share	$0.13	$0.14

11.         The Company had two major vendors that accounted for 14.3% and 12.1% of total purchases during the three months ended March 31, 2009. The Company had one major vendor that accounted for 26.1% of total purchases during the three months ended March 31, 2008. The Company had one major customer that accounted for 11.0% of total net sales during the three months ended March 31, 2009, and 12.8% of total accounts receivable as of March 31, 2009. The Company had no major customers accounting for greater than 10% of total net sales for the three months ended March 31, 2008.

12.         The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal,state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2005. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and   penalties as operating expenses. Accrued interest is insignificant and there are no penalties accrued at March 31, 2009. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

The provision consists of the following (in thousands):

	Three months ended
	March 31,
	2009	2008
Current:
Federal	$202	$216
State	49	35
Canada	21	69
	272	320

Deferred tax expense	113	91
	$385	$411
Effective tax rate	40%	40%

A reconciliation of the beginning and ending amount of net unrecognized tax benefits is as follows (in thousands):

Federal, State and Foreign Tax
Balance at January 1, 2009	$78
Additions based on tax positions related to current year	-
Net Unrecognized Tax Benefit at March 31, 2009	$78

The net Unrecognized Tax Benefit is included as a component of Other Liabilities within the Consolidated Balance Sheet.

13.         In accordance with SFAS No. 123(R), "Share-Based Payment,” recognized compensation cost for the three months ended March 31, 2009 and 2008 includes 1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123; and 2) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with Statement 123(R).

At the annual stockholders’ meeting held on June 14, 2006, the Company’s stockholders approved the 2006 Stock-Based Compensation Plan (the “2006 Plan”). The 2006 Plan authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses, and other equity-based awards. The total number of shares of Common Stock initially available under the 2006 Plan was 800,000. As of March 31, 2009, the number of shares of common stock available for future award grants to employees and directors under this plan is 413,500.

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

In July 2008, the Company approved the increase of its common stock repurchase program by 500,000 shares. The company expects to purchase shares from time to time in the market or otherwise subject to market conditions

Changes during 2009 in options outstanding for the Company’s combined plans were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($M)(1)
Outstanding at January 1, 2009	392,890	$8.12
Granted in 2009	-	-
Canceled in 2009	-	-
Exercised in 2009	-	-
Outstanding at March 31, 2009	392,890	$8.12	4.9	$0.2
Exercisable at March 31, 2009	392,890	$8.12	4.9	$0.2

(1) The intrinsic value is calculated as the difference between the market value on the last trading day of the quarter (March 31, 2009) and the exercise price of the shares. The market value as of March 31, 2009 was $6.95 per share as reported by The NASDAQ Global Market.

A summary of nonvested shares of restricted stock awards outstanding under the Company’s 2006 Plan as of March 31, 2009, and changes during the three months then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2009	264,750	$12.76
Granted in 2009	-	-
Vested in 2009	(14,125)	13.00
Forfeited in 2009	-	-
Nonvested shares at March 31, 2009	250,625	$12.72

As of March 31, 2009, there is approximately $3.2 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 5.61 years.

For the three months ended March 31, 2009 and 2008, the Company recognized share-based compensation cost of approximately $184,000, each period which is included in general and administrative expense.

14.         SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that public companies report profits and losses and certain other information on their “reportable operating segments” in their annual and interim financial statements. The internal organization used by the Company’s Chief Operating Decision Maker (CODM) to assess performance and allocate resources determines the basis for reportable operating segments. The Company’s CODM is the Chief Executive Officer.

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

The following segment reporting information of the Company is provided (in thousands):

	Three months ended
	March 31,
Revenue:	2009	2008
Programmer’s Paradise	$11,507	$11,171
Lifeboat	20,243	29,335
	31,750	40,506

Gross Profit:
Programmer’s Paradise	$1,468	$1,364
Lifeboat	1,999	2,381
	3,467	3,745

Direct Costs:
Programmer’s Paradise	$670	$741
Lifeboat	652	721
	1,322	1,462

Income Before Taxes:
Programmer’s Paradise	798	622
Lifeboat	1,347	1,661
Segment Income	2,145	2,283
General and administrative	1,329	1,480
Interest income	148	234
Foreign currency translation gain (loss)	(1)	3
Income before taxes	$963	$1,040

Selected Assets By Segment:
Programmer’s Paradise	$11,872	$9,006
Lifeboat	10,206	13,678
Corporate Assets	25,574	29,361
Total Assets	$47,652	$52,045

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Certain Factors Affecting Operating Results” and elsewhere in this report and those set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the accompanying unaudited  condensed consolidated financial statements and related notes and the consolidated financial statements and related notes included in our 2008 Annual Report on Form 10-K.

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Three months ended
	March 31,
	2009	2008
	( unaudited)
Net sales	100.0%	100.0%
Cost of sales	89.1	90.7
Gross profit	10.9	9.3
Selling, general and administrative expenses	8.3	7.3
Income from operations	2.6	2.0
Interest income, net	0.4	0.6
Realized foreign currency exchange gain (loss)	-	-
Income before income taxes	3.0	2.6
Provision for income taxes	1.2	1.0
Net income	1.8%	1.6%

Net Sales

Net sales for the first quarter of 2009 decreased 22% or $8.8 million to $31.8 million compared to $40.5 million for the same period in 2008. Total sales for the first quarter of 2009 for our Programmer’s Paradise segment were $11.5 million compared to $11.2 million in the first quarter of 2008, representing a 3% increase. Total sales for the first quarter of 2009 for our Lifeboat segment were $20.2 million compared to $29.3 million in the first quarter of 2008, representing a 31% decrease.

The decline in sales for our Lifeboat segment was primarily due to a decrease in VMware sales in that segment. VMware terminated its distributor agreement with Lifeboat Distribution, Inc. in 2008. As a result, our Lifeboat segment ceased distributing VMware products as of October 1, 2008, the distribution of which had accounted for $9.2 million or (31%) of segment sales in the first quarter of 2008.

In the Programmer's Paradise segment, sales for the first quarter of 2009 increased by $0.3 million, compared with the first quarter of 2008, primarily due to our customer service centric sales approach, aggressive pricing and an increase in orders by customers utilizing our flexible payment option arrangement.

Gross Profit

Gross Profit for the quarter ending March 31, 2009 was $3.5 million compared to $3.7 million in the first quarter of 2008, a 7% decrease. Total gross profit for our Programmer’s Paradise segment was $1.5 million compared to $1.4 million in the first quarter of 2008, representing an 8% increase. Total gross profit for our Lifeboat segment was $2.0 million compared to $2.4 million in the first quarter of 2008, representing a 16% decrease.

Gross profit margin, as a percentage of net sales, for the quarter ending March 31, 2009 was 10.9% compared to 9.3% in the first quarter of 2008. Gross profit margin for our Programmer’s Paradise segment was 12.8% compared to 12.2% in the first quarter of 2008. Gross profit margin for our Lifeboat segment was 9.9% compared to 8.1% in the first quarter of 2008.

The increase in gross profit margin as a percentage of net sales was primarily caused by the decline in VMware sales which carry lower margins than our other lines. The Lifeboat segment represented 64% of total sales in the first quarter of 2009 compared to 72% in 2008. Gross profit margin percentage for our Lifeboat segment was 9.9% compared to 12.8% for our Programmer’s Paradise segment.

Selling, General and Administrative Expenses

Total selling, general, and administrative ("SG&A") expenses for the first quarter of 2009 were $2.7 million compared to $2.9 million in the first quarter of 2008, mainly the result of a decrease in employee and employee related expenses of $0.2 million in 2009 compared to 2008. As a percentage of net sales, however, SG&A expenses for the first quarter of 2009 were 8.3% compared to 7.3% in the first quarter of 2008, due to the decline in sales.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary by quarter depending on changes in sales volume, as well as the levels of continuing investments in information technology and marketing. We continue to monitor our SG&A expenses closely.

Direct selling costs for the first quarter of 2009 were $1.3 million compared to $1.5 million in the first quarter of 2008. Total direct selling costs for our Programmer’s Paradise segment for the first quarter of 2009 were $0.7 million compared to $0.7 million in 2008.  Total direct selling costs for our Lifeboat segment for the first quarter of 2009 and 2008 were $0.7 million.

Foreign Currency Transactions Gain (Loss)

The realized foreign exchange loss for the quarter ended March 31, 2009 was $1,000 compared to a gain of $3,000 for the same period in 2008. Foreign exchange gains and losses primarily result from our trade activity with our Canadian subsidiary. Although the Company does maintain bank accounts in Canadian currencies to reduce currency exchange fluctuations, the Company is, nevertheless, subject to risks associated with such fluctuations.

Income Taxes

For the quarter ended March 31, 2009, the Company recorded a provision for income taxes of $385,000, which consisted of a provision of $202,000 for U.S. federal income taxes as well as a $49,000 provision for state and local taxes and $21,000 for Canadian taxes and a deferred tax expense of $113,000. For the quarter ended March 31, 2008, the Company recorded a provision for income taxes of $411,000, which consisted of a provision of $216,000 for U.S. federal income taxes as well as a $35,000 provision for state and local taxes and $69,000 for Canadian taxes and a deferred tax expense of $91,000.

The effective tax rates for the three months ended March 31, 2009 and March 31, 2008 was 40%.

Liquidity and Capital Resources

During the first three months of 2009 our cash and cash equivalents decreased by $2.1 million to $7.2 million at March 31, 2009, from $9.3 million at December 31, 2008. During the first three months of 2009, net cash used in operating activities amounted to $0.9 million; net cash used in investing activities amounted to $0.5 million and net cash used in financing activities amounted to $0.7 million.

Net cash used in operating activities in the first three months of 2009 was $0.9 million and primarily resulted from a $2.6 million increase in accounts receivable, offset partially by a $0.2 million increase in accounts payable,  net income excluding non-cash charges of $0.9 million, a decrease of $0.2 million in inventory and a decrease of $0.2 million in prepaid expenses. The $2.6 million increase in accounts receivable primarily relates to the timing of large sales transactions in the later part of the quarter.

Net cash used in investing activities in the first three months of 2009 amounted to $0.5 million. This primarily resulted from net purchases of $0.4 million in marketable securities. These securities are highly rated and highly liquid. These securities are classified as available-for-sale securities in accordance with SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities”, and as a result, unrealized gains and losses are reported as part of accumulated other comprehensive income (loss). Cash was also used for $0.1 million of capital expenditures.

Net cash used in financing activities in the first three months of 2009 amounted to $0.7 million. This consisted primarily of dividends paid of $0.7 million.

The Company’s current and anticipated use of its cash and cash equivalents is, and will continue to be, to fund working capital, operational expenditures, the stock buyback program and dividends if declared by the board of directors. Our business plan furthermore contemplates our continuing  use of our cash to pay vendors promptly in order to obtain more favorable conditions.

We believe that the funds held in cash and cash equivalents will be sufficient to fund our working capital and cash requirements for at least the next 12 months. We currently do not have any credit facility and, in the foreseeable future, we do not plan to enter into an agreement providing for a line of credit.

Contractual Obligations as of March 31, 2009 were summarized as follows:

(Dollars in thousands)
Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Leases (1)	$1,354	$441	$913	-	-
Purchase Obligations	-	-	-	-	-
Other Long Term Obligations	-	-	-	-	-
Total Contractual Obligations (2)	$1,354	$441	$913	$-	$-

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

As of March 31, 2009, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the fair value recognition provision stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We make certain assumptions in order to value and expense our various share-based payment awards. In connection with valuing stock options, we use the Black-Scholes model, which requires us to estimate certain subjective assumptions. The key assumptions we make are: the expected volatility of our stock; the expected term of the award; and the expected forfeiture rate. In connection with our restricted stock programs we make assumptions principally related to the forfeiture rate. We review our valuation assumptions periodically and, as a result, we may change our valuation assumptions used to value stock based awards granted in future periods. Such changes may lead to a significant change in the expense we recognize in connection with share-based payments.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP Financial Accounting Standards (“FAS”) 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP changes existing guidance for determining whether an impairment of debt securities is other than temporary. The FSP requires other than temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings and the amount related to other factors which is recognized in other comprehensive income. This noncredit loss component of the impairment may only be classified in other comprehensive income if the holder of the security concludes that it does not intend to sell and it will not more likely than not be required to sell the security before it recovers its value. If these conditions are not met, the noncredit loss must also be recognized in earnings. When adopting the FSP, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other than temporary impairment from retained earnings to accumulated other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. Management is currently evaluating the requirements of the FSP and has not yet determined the impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company does not believe the adoption of this FSP will materially impact the Company’s condensed consolidated financial statements.

FSP 107-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1), increases the frequency of fair value disclosures required by Statements of Financial Accounting Standards (SFAS) No. 107, Disclosures About Fair Value of Financial Instruments (SFAS No. 107). FSP 107-1 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only required to be disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. Based on our evaluation of FSP 107-1, we expect to provide the disclosures required in SFAS No. 107 in interim periods beginning in June 2009.

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

Statements concerning future sales, future gross profit margin and future results of operations are forward looking statements involving certain risks and uncertainties such as availability of products, product mix, market conditions and other factors, which could result in a fluctuation of sales below recent experience.

Stock Volatility. The technology sector of the United States stock markets has experienced substantial volatility in recent periods. Numerous conditions, which impact the technology sector or the stock market in general, and/or the Company in particular, whether or not such events relate to or reflect upon the Company's operating performance, could adversely affect the market price of the Company's Common Stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In addition to its activities in the United States, the Company also conducts business in Canada. We are subject to general risks attendant to the conduct of business in Canada, including economic uncertainties and foreign government regulations. In addition, the Company’s Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. See “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Foreign Currency Transactions Gain (Loss).”

The Company’s $9.8 million investments in marketable securities at March 31, 2009 are invested in highly rated and liquid U.S. government securities and insured certificates of deposit investments. The remaining cash balance is invested in short-term savings accounts with our primary bank, JPMorgan Chase Bank. As such, the risk of significant changes in the value of our cash invested is minimal.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as of March 31, 2009.This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Accounting Officer (principal financial officer). As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2- Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the purchase of Common Stock by the Company and its affiliated purchasers during the first quarter of 2009.

ISSUER PURCHASE OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Period	(1)	(2)		(3)	(4)
January 1, 2009- January 31, 2009	-	-	-	-	574,256
February 1, 2009- February 28, 2009	3,876	$7.06	-	-	574,256
March 1, 2009- March 31, 2009	-	-	-	-	574,256
Total	3,876	$7.06	-	-	574,256

(1) Includes 3,876 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of restricted common stock.

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

(4) On October 9, 2002, our Board of Directors adopted a stock repurchase program whereby the Company was authorized to repurchase up to 500,000 shares of our common stock from time to time. On July 31, 2008, the Company approved the increase of its common stock repurchase program by 500,000 shares. The company expects to purchase shares from time to time in the market or otherwise subject to market conditions. The stock repurchase program does not have an expiration date

Item 6. Exhibits

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

WAYSIDE TECHNOLOGY GROUP, INC

May 12, 2009	By:	/s/ Simon F. Nynens
Date		Simon F. Nynens, Chairman of the Board, President and Chief Executive Officer

May 12, 2009	By:	/s/ Kevin T. Scull
Date		Kevin T. Scull, Vice President and Chief Accounting Officer