Form 10-Q
period 2009-06-30
Wayside Technology Group, Inc.
filed 2009-08-11
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

There were 4,767,818 outstanding shares of Common Stock, par value $.01 per share, as of August 07, 2009, not including 516,682 shares classified as treasury stock.

PART I – FINANCIAL INFORMATION

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,462	$9,349
Marketable securities	8,986	9,367
Accounts receivable, net of allowances of $1,150 and $1,086, respectively	22,783	16,940
Inventory, net	937	1,058
Prepaid expenses and other current assets	941	776
Deferred income taxes	661	712
Total current assets	41,770	38,202

Equipment and leasehold improvements, net	541	549
Accounts receivable-long-term	6,166	7,860
Other assets	40	66
Deferred income taxes	668	808
Total assets	$49,185	$47,485

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$24,839	$23,396

Other liabilities	78	205
Total liabilities	24,917	23,601

Commitments and contingencies

Stockholders’ equity
Common stock, $.01 par value; 10,000,000 shares authorized, 5,284,500 shares issued; 4,774,362 and 4,643,662 shares outstanding, respectively	53	53
Additional paid-in capital	25,078	26,636
Treasury stock, at cost, 510,138 and 640,838 shares, respectively	(2,905)	(3,383)
Retained earnings	1,935	567
Accumulated other comprehensive income	107	11
Total stockholders’ equity	24,268	23,884
Total liabilities and stockholders’ equity	$49,185	$47,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands, except per share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2009	2008	2009	2008

Net sales	$68,782	$88,602	$37,032	$48,096

Cost of sales	61,234	80,559	32,951	43,798

Gross profit	7,548	8,043	4,081	4,298

Selling, general and administrative expenses	5,562	6,016	2,911	3,074

Income from operations	1,986	2,027	1,170	1,224

Interest income, net	274	376	126	142

Realized foreign exchange (loss) gain	(1)	7	-	4

Income before income tax provision	2,259	2,410	1,296	1,370

Provision for income taxes	891	958	506	547

Net income	$1,368	$1,452	$790	$823

Net income per common share - Basic	$0.31	$0.33	$0.18	$0.19

Net income per common share – Diluted	$0.31	$0.32	$0.18	$0.18

Weighted average common shares outstanding-Basic	4,392	4,429	4,400	4,417

Weighted average common shares outstanding-Diluted	4,419	4,519	4,426	4,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except share amounts)

	Common Stock		Additional Paid-In	Treasury		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (loss)	Total

Balance at January 1, 2009	5,284,500	$53	$26,636	640,838	$(3,383)	$567	$11	$23,884
Net Income						1,368		1,368
Other comprehensive income:
Translation adjustment							123	123
Unrealized loss on available-for-sale securities							(27)	(27)
Comprehensive income								1,464
Dividends paid			(1,400)					(1,400)
Share-based compensation expense			420					420
Tax expense from share- based compensation			(32)					(32)
Restricted stock grants			(546)	(140,000)	546			-
Treasury shares repurchased				9,300	(68)			(68)
Balance at June 30, 2009	5,284,500	$53	$25,078	510,138	$(2,905)	$1,935	$107	$24,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months ended
	June 30,
	2009	2008

Net income	$1,368	$1,452
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	146	169
Bad debt expense	82	58
Deferred income taxes	191	195
Share-based compensation expense	420	367
Changes in operating assets and liabilities:
Accounts receivable	(4,128)	(2,624)
Inventory	121	(254)
Prepaid expenses and other current assets	(162)	(62)
Accounts payable and accrued expenses	1,255	2,065
Net change in other assets and liabilities	24	(15)
Net cash (used in) provided by operating activities	(683)	1,351

Cash flows from investing activities:
Purchases of available-for-sale securities	(5,636)	(9,840)
Redemptions of available-for-sale securities	5,990	9,700
Capital expenditures	(133)	(268)
Net cash provided by (used in) investing activities	221	(408)

Cash flows from financing activities:
Dividends paid	(1,400)	(1,413)
Proceeds from exercise of stock options	-	32
Treasury stock repurchased	(68)	(982)
Tax expense from share- based compensation	(32)	-
Net cash used in financing activities	(1,500)	(2,363)

Effect of foreign exchange rate on cash	75	(57)
Net decrease in cash and cash equivalents	(1,887)	(1,477)
Cash and cash equivalents at beginning of period	9,349	14,241
Cash and cash equivalents at end of period	$7,462	$12,764

Supplementary disclosure of cash flow information:
Income taxes paid	$1,161	$830

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
June 30, 2009

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

2.           In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”). SFAS 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009.  The adoption of  SFAS 165 does not materially impact the Company’s condensed consolidated financial statements. The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 11, 2009. During this period no material subsequent events came to our attention.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”).  SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.

In April 2009, the FASB issued FSP Financial Accounting Standards (“FAS”) 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP changes existing guidance for determining whether an impairment of debt securities is other than temporary. The FSP requires other than temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings and the amount related to other factors which is recognized in other comprehensive income. This noncredit loss component of the impairment may only be classified in other comprehensive income if the holder of the security concludes that it does not intend to sell and it will not more likely than not be required to sell the security before it recovers its value. If these conditions are not met, the noncredit loss must  be recognized in earnings. When adopting the FSP, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other than temporary impairment from retained earnings to accumulated other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The adoption of this FSP does not materially impact the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of this FSP does not materially impact the Company’s condensed consolidated financial statements.

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

3.           Assets and liabilities of the Company’s Canadian subsidiary have been translated at current exchange rates, and related sales and expenses have been translated at average rates of exchange in effect during the period. The sales from our Canadian operations in the first six months of 2009 was $5.9 million as compared to $11.8 million for the first six months of 2008. The sales from our Canadian operations for the second quarter of 2009 was $3.3 million as compared to $5.8 million for the second quarter of 2008.

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

7.           The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable  and accounts payable approximated fair value at June 30, 2009 and December 31, 2008, because of the relative short maturity of these instruments.

8.           Investments in available-for-sale securities at June 30, 2009 were (in thousands):

	Cost	Market value	Unrealized Gain (loss)
U.S. Government Securities	$5,084	$5,088	$4
Certificates of deposit	3,903	3,898	$(5)
Total Marketable securities	$8,987	$8,986	$(1)

The cost and market value of the Company’s investments at June 30, 2009 by contractual maturity were (in thousands):

		Estimated
	Cost	Fair Value
Due in one year or less	$8,987	$8,986

Investments in available-for-sale securities at December 31, 2008 were (in thousands):

	Cost	Market value	Unrealized Gain (loss)
U.S. Government Securities	$8,057	$8,087	$30
Certificates of deposit	1,284	1,280	$(4)
Total Marketable securities	$9,341	$9,367	$26

The cost and market value of the Company’s investments at December 31, 2008 by contractual maturity were (in thousands):

		Estimated
	Cost	Fair Value
Due in one year or less	$9,341	$9,367

9.           Effective January 1, 2008, the Company adopted SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP 157-2, “Partial Deferral of the Effective Date of Statement 157,” which deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company uses the following methods for determining fair value in accordance with SFAS No. 157. For assets and liabilities that are measured using quoted prices in active markets for the identical asset or liability, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs (Level 1). Assets and liabilities that are measured using significant other observable inputs are valued by reference to similar assets or liabilities, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data (Level 2). For all remaining assets and liabilities for which there are no significant observable inputs, fair value is derived using an assessment of various discount rates, default risk, credit quality and the overall capital market liquidity (Level 3).

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheet:

		Fair Value Measurements at June 30, 2009 Using
(In thousands) Description	Balance at June 30, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government Securities	$5,088	$5,088	$-	$-
Certificates of deposit	$3,898		$3,898

		Fair Value Measurements at December 31, 2008 Using
(In thousands) Description	Balance at December 31, 2008	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government Securities	$8,087	$8,087	$-	$-
Certificates of deposit	$1,280		$1,280

U.S. Government Securities - U.S. government securities are valued using quoted market prices.Accordingly, U.S. government securities are categorized in Level 1 of the fair value hierarchy.

Certificates of deposit- The fair value of certificates of deposit is estimated using third-party quotations.These deposits are categorized in Level 2 of the fair value hierarchy.

10.       Balance Sheet Detail – (in thousands):

Equipment and leasehold improvements consist of the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

Equipment	$2,475	$2,330
Leasehold improvements	549	549
	3,024	2,879
Less accumulated depreciation and amortization	(2,483)	(2,330)
	$541	$549

Accounts payable and accrued expenses consist of the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

Trade accounts payable	$23,496	$21,212
Other accrued expenses	1,343	2,184
	$24,839	$23,396

11.       Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed considering the potentially dilutive effect of outstanding stock options and nonvested shares of restricted stock. A reconciliation of the numerators and denominators of the basic and diluted per share computations follows (in thousands, except per share data):

	Six months ended		Three months ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:

Net income	$1,368	$1,452	$790	$823
Denominator:
Weighted average shares (Basic)	4,392	4,429	4,400	4,417
Dilutive effect of outstanding options and nonvested shares of restricted stock	27	90	26	88

Weighted average shares including assumed conversions (Diluted)	4,419	4,519	4,426	4,505

Basic net income per share	$0.31	$0.33	$0.18	$0.19
Diluted net income per share	$0.31	$0.32	$0.18	$0.18

12.       The Company had one major vendor that accounted for 14.0% and 14.1% of total purchases during the six and three months, respectively, that ended June 30, 2009. The Company had two major vendors that accounted for 29.2% and 10.1% of total purchases during the six months ended June 30, 2008 and 31.8% and 10.6%, for the three months then ended. The Company had two major customers that accounted for 10.6% and 9.8% of total net sales during the six months ended June 30, 2009, and 10.3% and 10.2%, for the three months then ended. These same customers accounted for 10.8% and 2.7% of total net accounts receivable as of June 30, 2009. The Company had one major customer that accounted for 10.2% and 9.6% of total net sales during the six and three months, respectively, ended June 30, 2008, and 13.8% of total net accounts receivable as of June 30, 2008.

13.        The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2005. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. Accrued interest is insignificant and there are no penalties accrued at June 30, 2009. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

The provision consists of the following (in thousands):

	Six months ended		Three months ended
	June 30,		June 30,
	2009	2008	2009	2008
Current:
Federal	$512	$539	$309	$323
State	122	96	74	61
Canada	66	128	45	59
	700	763	428	443

Deferred tax expense	191	195	78	104
	$891	$958	$506	$547

Effective tax rate	39.4%	39.8%	39.0%	39.9%

A reconciliation of the beginning and ending amount of net unrecognized tax benefits is as follows (in thousands):

Federal, State and Foreign Tax
Balance at January 1, 2009	$78
Additions based on tax positions related to current year	-
Net Unrecognized Tax Benefit at June 30, 2009	$78

The net Unrecognized Tax Benefit is included as a component of Other Liabilities within the Condensed Consolidated Balance Sheet.

14.        In accordance with SFAS No. 123(R), "Share-Based Payment,” recognized compensation cost for the three and six months ended June 30, 2009 and 2008 includes 1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123; and 2) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with Statement 123(R).

At the annual stockholders’ meeting held on June 14, 2006, the Company’s stockholders approved the 2006 Stock-Based Compensation Plan (the “2006 Plan”). The 2006 Plan authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses, and other equity-based awards. The total number of shares of Common Stock initially available under the 2006 Plan was 800,000. As of June 30, 2009, the number of shares of common stock available for future award grants to employees and directors under this plan is 273,500.

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

In July 2008, the Company approved the increase of its common stock repurchase program by 500,000 shares. The Company expects to purchase shares from time to time in the market or otherwise subject to market conditions

In May 2009, the Company granted a total of 140,000 shares of restricted stock to officers and employees. These shares vest over 20 equal quarterly installments.

Changes during 2009 in options outstanding for the Company’s combined plans were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($M)(1)
Outstanding at January 1, 2009	392,890	$8.12
Granted in 2009	-	-
Canceled in 2009	-	-
Exercised in 2009	-	-
Outstanding at June 30, 2009	392,890	$8.12	4.7	$0.2
Exercisable at June 30, 2009	392,890	$8.12	4.7	$0.2

(1) The intrinsic value is calculated as the difference between the market value on the last trading day of the quarter (June 30, 2009) and the exercise price of the options. The market value as of June 30, 2009 was $7.09 per share as reported by The NASDAQ Global Market.

A summary of nonvested shares of restricted stock awards outstanding under the Company’s 2006 Plan as of June 30, 2009, and changes during the three months then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2009	264,750	$12.76
Granted in 2009	140,000	7.55
Vested in 2009	(35,250)	11.92
Forfeited in 2009	-	-
Nonvested shares at June 30, 2009	369,500	$10.83

As of June 30, 2009, there is approximately $4.0 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 5.27 years.

For the six months ended June 30, 2009 and 2008, the Company recognized share-based compensation cost of approximately $420,000 and $367,000, respectively, which is included in general and administrative expense.

15.      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that public companies report profits and losses and certain other information on their “reportable operating segments” in their annual and interim financial statements. The internal organization used by the Company’s Chief Operating Decision Maker (CODM) to assess performance and allocate resources determines the basis for reportable operating segments. The Company’s CODM is the Chief Executive Officer.

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

The following segment reporting information of the Company is provided (in thousands):

	Six months ended		Three months ended
	June 30,		June 30,
Revenue:	2009	2008	2009	2008
Programmer’s Paradise	$23,495	$24,244	$11,988	$13,073
Lifeboat	45,287	64,358	25,044	35,023
	68,782	88,602	37,032	48,096
Gross Profit:
Programmer’s Paradise	$3,018	$2,828	$1,550	$1,464
Lifeboat	4,530	5,215	2,531	2,834
	7,548	8,043	4,081	4,298
Direct Costs:
Programmer’s Paradise	$1,375	$1,421	$705	$680
Lifeboat	1,335	1,503	683	782
	2,710	2,924	1,388	1,462
Segment Income:
Programmer’s Paradise	$1,643	$1,407	$845	$784
Lifeboat	3,195	3,712	1,848	2,052
Segment Income	4,838	5,119	2,693	2,836

Corporate general and administrative expenses	$2,852	$3,092	$1,523	$1,612
Interest income	274	376	126	142
Foreign currency translation gain	(1)	7	-	4
Income before taxes	$2,259	$2,410	$1,296	$1,370

Selected Assets By Segment:
Programmer’s Paradise	$11,447	$9,954
Lifeboat	12,274	17,500
Corporate assets	25,464	30,606
Segment Selected Assets	$49,185	$58,060

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

Overview

The Company is organized into two reportable operating segments — the “Programmer’s Paradise” segment, which sells technical software, hardware and services directly to end-users (such as individual programmers, corporations, government agencies, and educational institutions) and the “Lifeboat” segment, which distributes technical software to  end-users through corporate resellers, VARs, consultants and systems integrators.

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Six months ended		Three months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	89.0	90.9	89.0	91.1
Gross profit	11.0	9.1	11.0	8.9
Selling, general and administrative expenses	8.1	6.8	7.9	6.4

Income from operations	2.9	2.3	3.1	2.5
Interest income, net	0.4	0.4	0.4	0.3
Realized foreign currency exchange gain(loss)	-	-	-	-
Income before income taxes	3.3	2.7	3.5	2.8
Provision for income taxes	1.3	1.1	1.4	1.1
Net income	2.0%	1.6%	2.1%	1.7%

Net Sales

Net sales for the second quarter of 2009 decreased 23% or $11.1 million to $37.0 million compared to $48.1 million for the same period in 2008.Total sales for the second quarter of 2009 for our Programmer’s Paradise segment were $12.0 million compared to $13.1 million in the second quarter of 2008, representing an 8% decrease. Total sales for the second quarter of 2009 for our Lifeboat segment were $25.0 million compared to $35.0 million in the second quarter of 2008, representing a 29% decrease.

The decline in sales for our Lifeboat segment was primarily due to the elimination of VMware sales in that segment resulting from our having ceased distributing VMware products as of October 1, 2008. Distribution of VMware products had accounted for $11.7 million or 33% of segment sales in the second quarter of 2008. Excluding VMware, Lifeboat segment sales for the second quarter of 2009 increased by $1.7 million from 2008, or 7.3%.

In the Programmer's Paradise segment, sales for the second quarter of 2009 decreased by $1.1 million, compared with the second quarter of 2008. This decline was primarily due to a shift in mix of order size as we sold more of our smaller specialized software line. While products in these lines typically carry higher margins, they also sell at a lower price leading to an overall decrease in segment sales.

For the six months ended June 30, 2009, net sales decreased 22% or $19.8 million to $68.8 million compared to $88.6 million for the same period in 2008. Sales for the six months ended June 30, 2009 for our Programmer’s Paradise segment were $23.5 million compared to $24.2 million for the same period last year. Sales for the six months ended June 30, 2009 for our Lifeboat segment were $45.3 million compared to $64.4 million for the same period last year. The decline in sales for our Lifeboat segment was primarily due to the elimination of VMware sales in that segment resulting from our having ceased distributing VMware products as of October 1, 2008.

Gross Profit

Gross Profit for the quarter ending June 30, 2009 was $4.1 million compared to $4.3 million in the second quarter of 2008, a 5% decrease. Total gross profit for our Lifeboat segment was $2.5 million compared to $2.8 million in the second quarter of 2008, representing a 13% decrease. This decrease in gross profit was due to the lower sales volume. Total gross profit for our Programmer’s Paradise segment was $1.6 million compared to $1.5 million in the second quarter of 2008, representing a 6% increase. This increase was primarily due to a shift in mix of order size.  We sold more of our smaller, specialized software lines, which typically carry higher margins. As a result, while revenue for the Programmer’s Paradise segment decreased as compared to the 2008 period, gross profit increased as compared to the 2008 period.

For the six months ended June 30, 2009 gross profit decreased by $0.5 million to $7.5 million compared to $8.0 million in the same period in 2008. Lifeboat’s gross profit for the six months ended June 30, 2009 was $4.5 million compared to $5.2 million for the first six months of 2008. Programmer’s Paradise gross profit for the six months ended June 30, 2009 was $3.0 million compared to $2.8 million for the first six months of 2008.

Gross profit margin, i.e., gross profit as a percentage of net sales, for the quarter ending June 30, 2009 was 11.0% compared to 8.9% in the second quarter of 2008. Gross profit margin for the six months ended June 30, 2009 was 11.0% compared to 9.1% in the same period last year. Gross profit margin for our Programmer’s Paradise segment for the second quarter of 2009 was 12.9% compared to 11.2% in the second quarter of 2008. Gross profit margin for our Lifeboat segment for the second quarter of 2009 was 10.1% compared to 8.1% in the second quarter of 2008. The increase in gross profit margin was primarily caused by the decline in VMware sales which carried lower margins than our other lines. The shift to higher margin lines has enabled us to lessen the impact of the loss of the VMware distribution line.

Selling, General and Administrative Expenses

Total selling, general, and administrative ("SG&A") expenses for the second quarter of 2009 were $2.9 million compared to $3.1 million in the second quarter of 2008, which was mainly the result of a decrease in employee and employee- related expenses of $0.2 million in 2009 compared to 2008. As a percentage of net sales, SG&A expenses for the second quarter of 2008 were 7.9% compared to 6.4% in the second quarter of 2008. For the six months ended June 30, 2009 SG&A expenses were $5.6 million compared to $6.0 million in the same period last year mainly the result of a decrease in employee and employee-related expenses of $0.4 million in 2009 compared to 2008. As a percentage of net sales, SG&A expenses were 8.1% for the six months ended June 30, 2009 compared to 6.8% in the same period last year.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary by quarter depending on changes in sales volume, and levels of continuing investments in information technology and marketing. We continue to monitor our SG&A expenses closely.

Direct selling costs for the second quarter of 2009 were $1.4 million compared to $1.5 million in the second quarter of 2008. Total direct selling costs for our Programmer’s Paradise segment for the second quarter of 2009 were $0.7 million compared to $0.7 million in 2008. Total direct selling costs for our Lifeboat segment for the second quarter of 2009 were $0.7 million compared to $0.8 million in 2008.

Foreign Currency Transactions Gain (Loss)

There was no realized foreign exchange gain for the second quarter ended June 30, 2009 compared to $4,000 for the same period in 2008. For the six months ended June 30 2009 the realized foreign exchange loss was $1,000 compared to a foreign currency gain of $7,000 in the same period last year. Foreign exchange gains and losses primarily result from our trade activity with our Canadian subsidiary. Although the Company does maintain bank accounts in Canadian currencies to reduce currency exchange fluctuations, the Company is, nevertheless, subject to risks associated with such fluctuations.

Income Taxes

For the quarter ended June 30, 2009, the Company recorded a provision for income taxes of $506,000, which consists of a provision of $309,000 for U.S. federal income taxes as well as a $74,000 provision for state and local taxes and $45,000 for Canadian taxes, and a deferred tax expense of $78,000. For the quarter ended June 30, 2008, the Company recorded a provision for income taxes of $547,000, which consisted of a provision of $323,000 for U.S. federal income taxes as well as a $61,000 provision for state and local taxes and $59,000 for Canadian taxes, and a deferred tax expense of $104,000.

For the six months ended June 30, 2009 the Company recorded a provision for income taxes of $891,000, which consists of a provision of $512,000 for U.S. federal income taxes as well as a $122,000 provision for state and local taxes and $66,000 for Canadian taxes, and a deferred tax expense of $191,000. For the six months ended June 30, 2008 the Company recorded a provision for income taxes of $958,000, which consisted of a provision of $539,000 for U.S. federal income taxes as well as a $96,000 provision for state and local taxes and $128,000 for Canadian taxes, and a deferred tax expense of $195,000.

Liquidity and Capital Resources

During the first six months of 2009 our cash and cash equivalents decreased by $1.9 million to $7.5 million at June 30, 2009, from $9.3 million at December 31, 2008. During the first six months of 2009, net cash used in operating activities amounted to $0.7 million; net cash provided by investing activities amounted to $0.2 million and net cash used in financing activities amounted to $1.5 million.

Net cash used in operating activities in the first six months of 2009 was $0.7 million and primarily resulted from a $4.1 million increase in accounts receivable, offset partially by a $1.3 million increase in accounts payable and net income excluding non-cash charges of $2.2 million. The $4.1 million increase in accounts receivable primarily relates to the timing of payments from two of our larger customers which were not received until after June 30, 2009.

Net cash provided by investing activities in the first six months of 2009 amounted to $0.2 million. This primarily resulted from net sales of $0.3 million in marketable securities. These securities are highly rated and highly liquid. These securities are classified as available-for-sale securities in accordance with SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities”, and as a result, unrealized gains and losses are reported as part of accumulated other comprehensive income (loss). Net sales of $0.3 million in marketable securities were partially offset by $0.1 million of capital expenditures.

Net cash used in financing activities in the first six months of 2009 amounted to $1.5 million. This consisted primarily of dividends paid of $1.4 million.

The Company’s current and anticipated use of its cash and cash equivalents is, and will continue to be, to fund working capital, operational expenditures, the stock buyback program and dividends if declared by the board of directors. Our business plan furthermore contemplates our continuing use of our cash to pay vendors promptly in order to obtain more favorable conditions.

We believe that the funds held in cash and cash equivalents will be sufficient to fund our working capital and cash requirements for at least the next 12 months. Currently we do not have any credit facility and, in the foreseeable future, we do not plan to enter into an agreement providing for a line of credit.

Contractual Obligations as of June 30, 2009 were summarized as follows:
(Dollars in thousands)

Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years More than 5 years
Long-Term Debt	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Leases (1)	$1,232	$417	$815	-	-
Purchase Obligations	-	-	-	-	-
Other Long Term Obligations	-	-	-	-	-
Total Contractual Obligations (2)	$1,232	$417	$815	$-	$-

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

As of June 30, 2009, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of  SFAS 165 does not materially impact the Company’s condensed consolidated financial statements. The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 11, 2009. During this period no material subsequent events came to our attention.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.

In April 2009, the FASB issued FSP Financial Accounting Standards (“FAS”) 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP changes existing guidance for determining whether an impairment of debt securities is other than temporary. The FSP requires other than temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings and the amount related to other factors which is recognized in other comprehensive income. This noncredit loss component of the impairment may only be classified in other comprehensive income if the holder of the security concludes that it does not intend to sell and it will not more likely than not be required to sell the security before it recovers its value. If these conditions are not met, the noncredit loss must  be recognized in earnings. When adopting the FSP, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other than temporary impairment from retained earnings to accumulated other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The adoption of this FSP does not materially impact the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of this FSP does not materially impact the Company’s condensed consolidated financial statements.

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

Certain Factors Affecting Operating Results of Operations and Stock Price

This report includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements in this report regarding future events or conditions, including statements regarding industry prospects and the Company’s expected financial position, results of operations ( (including sales and gross profit margin), business and financing plans, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. We strongly urge current and prospective investors to carefully consider the cautionary statements and risks contained in this report and our annual report on Form 10-K for the year ended December 31, 2008. Such risks include, but are not limited to, the continued acceptance of the Company’s distribution channel by vendors and customers, the timely availability and acceptance of new products, product mix, market conditions, contribution of key vendor relationships and support programs, as well as factors that affect the software industry in general and other factors.

The Company operates in a rapidly changing business, and new risk factors emerge from time to time. Management cannot predict every risk factor, nor can it assess the impact, if any, of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements.

Accordingly, forward-looking statements should not be relied upon as a prediction of actual results and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. Unless otherwise required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Stock Volatility. The technology sector of the United States stock markets continues to experience substantial volatility. Numerous conditions, which impact the technology sector or the stock market in general, and/or the Company in particular, whether or not such events relate to or reflect upon the Company's operating performance, could adversely affect the market price of the Company's Common Stock.

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

The Company’s $9.0 million investments in marketable securities at June 30, 2009 are invested in highly rated and liquid U.S. government securities and insured certificates of deposit. The remaining cash balance is invested in short-term savings accounts with our primary bank, JPMorgan Chase Bank. As such, the risk of significant changes in the value of our cash invested is minimal.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures”, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our Company’s President, Chairman of the Board and Chief Executive Officer (principal executive officer) and Vice President and Chief Accounting Officer (principal financial officer). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2- Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the purchase of Common Stock by the Company and its affiliated purchasers during the second quarter of 2009.

ISSUER PURCHASE OF EQUITY SECURITIES
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Period	(1)	(2)		(3)	(4)

April 1, 2009- April 30, 2009	-	-	-	-	574,256

May 1, 2009- May 31, 2009	5,424	$7.55	-	-	574,256

June 1, 2009- June 30, 2009	-	-	-	-	574,256

Total	5,424	$7.55	-	-	574,256

(1) Includes 5,424 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of restricted common stock.  These shares are not included in the stock repurchase program referred to in footnote (4) below.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders (the “Meeting”) during the fiscal quarter ended June 30, 2009.

(a) The date of the Meeting was June 11, 2009.

(b) At the Meeting, the first proposal voted on was the election of directors, and the following persons were elected directors of the Company, each receiving the number of votes set forth opposite their names below:

Name	For	Withheld
Simon F. Nynens	3,346,915	594,485
William H. Willett	3,344,819	596,581
F. Duffield Meyercord	3,662,038	279,362
Edwin H. Morgens	3,347,415	593,985
Allan D. Weingarten	3,663,431	277,969
Mark T. Boyer	3,648,695	292,705

(c) The other proposal voted on was the ratification of the appointment of Amper, Politziner and Mattia, LLP. as the Company's independent registered accounting firm for 2009. The vote was as follows:

For	Against	Abstain
3,900,730	30,677	9,990

Item 6. Exhibits

(a)                      Exhibits.

10.72    Restricted Stock Letter (Simon Nynens), dated May 5, 2009

10.73    Restricted Stock Letter (Kevin Scull), dated May 5, 2009

10.74    Restricted Stock Letter (Richard Bevis), dated May 5, 2009

10.75    Restricted Stock Letter (Shawn Giordano), dated May 5, 2009

10.76    Restricted Stock Letter (Daniel Jamieson), dated May 5, 2009

10.77    Restricted Stock Letter (Vito Legrottaglie), dated May 5, 2009

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

WAYSIDE TECHNOLOGY GROUP, INC

August 11, 2009	By:	/s/ Simon F. Nynens
Date		Simon F. Nynens, Chairman of the Board, President and Chief Executive Officer

August 11, 2009	By:	/s/ Kevin T. Scull
Date		Kevin T. Scull, Vice President and Chief Accounting Officer