Form 10-Q
period 2009-09-30
Wayside Technology Group, Inc.
filed 2009-11-09
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

There were 4,761,314 outstanding shares of Common Stock, par value $.01 per share, as of November 5, 2009, not including 523,186 shares classified as treasury stock.

PART I – FINANCIAL INFORMATION
WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,223	$9,349
Marketable securities	7,839	9,367
Accounts receivable, net of allowances of $1,080 and $1,086, respectively	22,430	16,940
Inventory, net	1,147	1,058
Prepaid expenses and other current assets	652	776
Deferred income taxes	651	712
Total current assets	38,942	38,202

Equipment and leasehold improvements, net	504	549
Accounts receivable-long-term	5,762	7,860
Other assets	40	66
Deferred income taxes	511	808

Total assets	$45,759	$47,485

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$21,225	$23,396

Other liabilities	78	205
Total liabilities	21,303	23,601

Commitments and contingencies

Stockholders’ equity
Common stock, $.01 par value; 10,000,000 shares authorized, 5,284,500 shares issued; 4,767,818 and 4,643,662 shares outstanding, respectively	53	53
Additional paid-in capital	24,600	26,636
Treasury stock, at cost, 516,682 and 640,838 shares, respectively	(2,959)	(3,383)
Retained earnings	2,534	567
Accumulated other comprehensive income	228	11
Total stockholders’ equity	24,456	23,884
Total liabilities and stockholders’ equity	$45,759	$47,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands, except per share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales	$104,092	$133,994	$35,310	$45,392
Cost of sales	92,850	121,698	31,616	41,139
Gross profit	11,242	12,296	3,694	4,253
Selling, general and administrative expenses	8,303	9,059	2,741	3,043
Income from operations	2,939	3,237	953	1,210
Interest income, net	403	549	128	173
Realized foreign exchange (loss) gain	(1)	6	-	(1)
Income before income tax provision	3,341	3,792	1,081	1,382
Provision for income taxes	1,374	1,529	483	571
Net income	$1,967	$2,263	$598	$811
Net income per common share - Basic	$0.45	$0.51	$0.14	$0.18
Net income per common share – Diluted	$0.44	$0.50	$0.13	$0.18
Weighted average common shares outstanding-Basic	4,400	4,422	4,415	4,408
Weighted average common shares outstanding-Diluted	4,427	4,491	4,444	4,438
Cash dividends per share	$0.45	$0.45	$0.15	$0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

     WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (loss)	Total

Balance at January 1, 2009	5,284,500	$53	$26,636	640,838	$(3,383)	$567	$11	$23,884
Net Income						1,967		1,967
Other comprehensive income :
Translation adjustment							251	251
Unrealized loss on available- for-sale securities							(34)	(34)
Comprehensive income								2,184
Dividends paid			(2,107)					(2,107)
Share-based compensation expense			657					657
Tax expense from share- based
compensation			(40)					(40)
Restricted stock grants			(546)	(140,000)	546			-
Treasury shares repurchased				15,844	(122)			(122)
Balance at September 30, 2009	5,284,500	$53	$24,600	516,682	$(2,959)	$2,534	$228	$24,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months ended
	September 30,
	2009	2008

Net income	$1,967	$2,263
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	222	255
Bad debt expense	65	58
Deferred income taxes	268	253
Share-based compensation expense	657	551
Changes in operating assets and liabilities:
Accounts receivable	(3,296)	(2,003)
Inventory	(88)	55
Prepaid expenses and other current assets	128	222
Accounts payable and accrued expenses	(2,287)	831
Net change in other assets and liabilities	21	(36)
Net cash (used in) provided by operating activities	(2,343)	2,449

Cash flows from investing activities:
Purchases of available-for-sale securities	(8,691)	(14,844)
Redemptions of available-for-sale securities	10,185	14,795
Capital expenditures	(176)	(259)
Net cash provided by (used in) investing activities	1,318	(308)

Cash flows from financing activities:
Dividends paid	(2,107)	(2,114)
Proceeds from exercise of stock options	-	223
Treasury stock repurchased	(122)	(1,196)
Tax expense from share- based compensation	(40)	-
Net cash used in financing activities	(2,269)	(3,087)

Effect of foreign exchange rate on cash	168	(124)

Net decrease in cash and cash equivalents	(3,126)	(1,070)
Cash and cash equivalents at beginning of period	9,349	14,241
Cash and cash equivalents at end of period	$6,223	$13,171

Supplementary disclosure of cash flow information:
Income taxes paid	$1,680	$1,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
September 30, 2009

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

2. In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement is effective for interim or fiscal periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events. The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 9, 2009. During this period no material subsequent events came to our attention.

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s financial condition or results of operations, but will impact our financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 320, “Investments — Debt and Equity Securities” and Topic 325 “Investments — Other,” which is designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The pronouncement is effective for periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 320 resulted in additional disclosures with respect to the fair value of the Company’s investments with unrealized losses that are not deemed other-than-temporarily impaired.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825, “Financial Instruments,” which amends previous Topic 825 guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements. This pronouncement is effective for periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows. However, these provisions of FASB ASC Topic 825 resulted in additional disclosures with respect to the fair value of the Company’s financial instruments.

3. Assets and liabilities of the Company’s Canadian subsidiary have been translated at current exchange rates, and related sales and expenses have been translated at average rates of exchange in effect during the period. The sales from our Canadian operations in the first nine months of 2009 was $8.2 million as compared to $16.1 million for the first nine months of 2008. The sales from our Canadian operations for the third quarter of 2009 was $2.4 million as compared to $4.3 million for the third quarter of 2008.

4. Cumulative translation adjustments and unrealized gains (losses) on available-for-sale securities have been classified within accumulated other comprehensive income, which is a separate component of stockholders’ equity in accordance with now codified FASB ASC Topic 220, “Comprehensive Income.”

5. The Company records revenues from sales transactions when title to products sold passes to the customer. Usual sales terms are FOB shipping point, at which time title and risk of loss has passed to the customer and delivery has occurred. Revenue is recognized in accordance with ASC Topic 985-605 “ Software Revenue Recognition” and ASC Topic 605-10-S99, and ASC Topic 605 -45, "Reporting Revenue Gross as a Principal versus Net as an Agent". The majority of the Company’s revenues relates to physical products and is recognized on a gross basis with the selling price to the customer recorded as net sales with the acquisition cost of the product to the Company recorded as cost of sales. At the time of sale, the Company also records an estimate for sales returns based on historical experience. Certain software maintenance products, third party services and extended warranties sold by the Company (for which the Company is not the primary obligor) are recognized on a net basis. Accordingly, such revenues are recognized in net sales either at the time of sale or over the contract period, based on the nature of the contract, at the net amount retained by the Company, with no cost of goods sold.

6. Vendor rebates and price protection are recorded when earned as a reduction to cost of sales or merchandise inventory, as applicable. Cooperative reimbursements from vendors, which are earned and available, are recorded in the period the related advertising expenditure is incurred. Cooperative reimbursements are recorded as net sales in accordance with ASC Topic 605-50 “Accounting by a Customer (including reseller) for Certain Consideration Received from a Vendor.”

7. The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value at September 30, 2009 and December 31, 2008, because of the relative short maturity of these instruments.

8. Investments in available-for-sale securities at September 30, 2009 were (in thousands):

	Cost	Market value	Unrealized Gain (loss)
U.S. Government Securities	$4,067	$4,068	$1
Certificates of deposit	3,779	3,771	$(8)
Total Marketable securities	$7,846	$7,839	$(7)

The cost and market value of the Company’s investments at September 30, 2009 by contractual maturity were (in thousands):

		Estimated
	Cost	Fair Value

Due in one year or less	$6,828	$6,822
Due in more than one year	1,018	1,017
	$7,846	$7,839

Investments in available-for-sale securities at December 31, 2008 were (in thousands):

	Cost	Market value	Unrealized Gain (loss)
U.S. Government Securities	$8,057	$8,087	$30
Certificates of deposit	1,284	1,280	$(4)
Total Marketable securities	$9,341	$9,367	$26

The cost and market value of the Company’s investments at December 31, 2008 by contractual maturity were (in thousands):

		Estimated
	Cost	Fair Value

Due in one year or less	$9,341	$9,367

9. Effective January 1, 2008, the Company adopted FASB ASC Topic 820 “Fair Value Measurement and Disclosure”, which establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. The Company uses the following methods for determining fair value in accordance with ASC Topic 820. For assets and liabilities that are measured using quoted prices in active markets for the identical asset or liability, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs (Level 1). Assets and liabilities that are measured using significant other observable inputs are valued by reference to similar assets or liabilities, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data (Level 2). For all remaining assets and liabilities for which there are no significant observable inputs, fair value is derived using an assessment of various discount rates, default risk, credit quality and the overall capital market liquidity (Level 3).

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheet:

		Fair Value Measurements at September 30, 2009 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
(In thousands)	September 30,	Identical Items	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

U.S. Government Securities	$4,068	$4,068	$-	$-

Certificates of deposit	$3,771	$-	$3,771	$-

		Fair Value Measurements at December 31, 2008 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
(In thousands)	December 31,	Identical Items	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

U.S. Government Securities	$8,087	$8,087	$-	$-

Certificates of deposit	$1,280	$-	$1,280	$-

U.S. Government Securities - U.S. government securities are valued using quoted market prices. Accordingly, U.S. government securities are categorized in Level 1 of the fair value hierarchy.

Certificates of deposit- The fair value of certificates of deposit is estimated using third-party quotations. These deposits are categorized in Level 2 of the fair value hierarchy.

10. Balance Sheet Detail – (in thousands):

Equipment and leasehold improvements consist of the following as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008

Equipment	$2,520	$2,330
Leasehold improvements	549	549
	3,069	2,879
Less accumulated depreciation and amortization	(2,565)	(2,330)
	$504	$549

Accounts payable and accrued expenses consist of the following as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008

Trade accounts payable	$19,956	$21,212
Other accrued expenses	1,269	2,184
	$21,225	$23,396

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

	Nine months ended		Three months ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Net income	$1,967	$2,263	$598	$811
Denominator:
Weighted average shares (Basic)	4,400	4,422	4,415	4,408
Dilutive effect of outstanding options and nonvested
shares of restricted stock	27	69	29	30

Weighted average shares including assumed	4,427	4,491	4,444	4,438
conversions (Diluted)

Basic net income per share	$0.45	$0.51	$0.14	$0.18
Diluted net income per share	$0.44	$0.50	$0.13	$0.18

12. The Company had one major vendor that accounted for 11.3% and 6.4% of total purchases during the nine and three months, respectively, that ended September 30, 2009. The Company had two major vendors that accounted for 26.6% and 10.8% of total purchases during the nine months ended September 30, 2008 and 21.5% and 12.0%, respectively, for the three months then ended. The Company had two major customers that accounted for 10.7% and 10.4% of total net sales during the nine months ended September 30, 2009, and 10.9% and 11.4%, for the three months then ended. These same customers accounted for 11.8% and 2.0% of total net accounts receivable as of September 30, 2009. The Company had no major customers that accounted for more than 10% of total net sales, respectively, during the nine and three months ended September 30, 2008.

13. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2005. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. Accrued interest is insignificant and there are no penalties accrued at September 30, 2009. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

The provision consists of the following (in thousands):

	Nine months ended		Three months ended
	September 30,		September 30,
	2009	2008	2009	2008
Current:
Federal	$726	$1,009	$215	$470
State	266	103	143	7
Canada	114	164	48	36
	1,106	1,276	406	513

Deferred tax expense	268	253	77	58
	$1,374	$1,529	$483	$571

Effective tax rate	41.1%	40.3%	44.7%	41.3%

A reconciliation of the beginning and ending amount of net unrecognized tax benefits is as follows (in thousands):

Federal, State
and Foreign Tax
Balance at January 1, 2009	$78
Additions based on tax positions related to current year	-
Net Unrecognized Tax Benefit at September 30, 2009	$78

The net Unrecognized Tax Benefit is included as a component of Other Liabilities within the Condensed Consolidated Balance Sheet.

14. At the annual stockholders’ meeting held on June 14, 2006, the Company’s stockholders approved the 2006 Stock- Based Compensation Plan (the “2006 Plan”). The 2006 Plan authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses, and other equity-based awards. The total number of shares of Common Stock initially available under the 2006 Plan was 800,000. As of September 30, 2009, the number of shares of common stock available for future award grants to employees and directors under this plan is 273,500.

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

Changes during 2009 in options outstanding for the Company’s combined plans were as follows:

			Weighted Average
	Number of	Weighted Average	Remaining	Aggregate Intrinsic
	Options	Exercise Price	Contractual Life	Value ($M)(1)
Outstanding at January 1, 2009	392,890	$8.12
Granted in 2009	-	-
Canceled in 2009	-	-
Exercised in 2009	-	-
Outstanding at September 30, 2009	392,890	$8.12	4.5	$0.3
Exercisable at September 30, 2009	392,890	$8.12	4.5	$0.3

(1) The intrinsic value is calculated as the difference between the market value on the last trading day of the quarter (September 30, 2009) and the exercise price of the options. The market value as of September 30, 2009 was $8.88 per share as reported by The NASDAQ Global Market.

A summary of nonvested shares of restricted stock awards outstanding under the Company’s 2006 Plan as of September 30, 2009, and changes during the nine months then ended is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested shares at January 1, 2009	264,750	$12.76
Granted in 2009	140,000	7.55
Vested in 2009	(56,375)	11.65
Forfeited in 2009	-	-
Nonvested shares at September 30, 2009	348,375	$10.78

As of September 30, 2009, there is approximately $3.8 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 5.1 years.

For the nine months ended September 30, 2009 and 2008, the Company recognized share-based compensation cost of approximately $657,000 and $551,000, respectively, which is included in general and administrative expense.

15. ASC Topic 280, “Segment Reporting,” requires that public companies report profits and losses and certain other information on their “reportable operating segments” in their annual and interim financial statements. The internal organization used by the Company’s Chief Operating Decision Maker (CODM) to assess performance and allocate resources determines the basis for reportable operating segments. The Company’s CODM is the Chief Executive Officer.

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

As permitted by ASC Topic 280, the Company has utilized the aggregation criteria in combining its operations in Canada with the domestic segments as they provide the same products and services to similar clients and are considered together when the CODM decides how to allocate resources.

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

The following segment reporting information of the Company is provided (in thousands):

	Nine months ended		Three months ended
	September 30,		September 30,
Revenue:	2009	2008	2009	2008
Programmer’s Paradise	$34,961	$39,562	$11,466	$15,318
Lifeboat	69,131	94,432	23,844	30,074
	104,092	133,994	35,310	45,392
Gross Profit:
Programmer’s Paradise	$4,379	$4,471	$1,361	$1,644
Lifeboat	6,863	7,825	2,333	2,609
	11,242	12,296	3,694	4,253
Direct Costs:
Programmer’s Paradise	$2,001	$2,147	$626	$727
Lifeboat	1,998	2,176	663	673
	3,999	4,323	1,289	1,400
Segment Income:
Programmer’s Paradise	$2,378	$2,324	$735	$917
Lifeboat	4,865	5,649	1,670	1,936
Segment Income	7,243	7,973	2,405	2,853

Corporate general and
administrative expenses	$4,304	$4,736	$1,452	$1,643
Interest income	403	549	128	173
Foreign currency translation gain	(1)	6	-	(1)
Income before taxes	$3,341	$3,792	$1,081	$1,382

Selected Assets By Segment:
Programmer’s Paradise	$12,303	$13,279
Lifeboat	11,274	13,387
Corporate assets	22,182	30,264
Segment Selected Assets	$45,759	$56,930

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of risk and uncertainties, including those set forth under the heading “Certain Factors Affecting Results of Operations and Stock Price” and elsewhere in this report and those set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included in this report and the consolidated financial statements and related notes included in our 2008 Annual Report on Form 10-K.

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

The ongoing general economic downturn is causing our current and potential customers to delay or reduce technology purchases and results in longer sales cycles, slower adoption of new technologies and increased price competition. We have taken steps to reduce our costs of operations. While we have reduced our cost of sales as a percentage of net sales for both the nine and the three months ended September 30, 2009 compared to the corresponding prior-year periods, this was primarily due to the decline in VMware sales which carried lower margins than our other lines, and our selling, general and administrative expenses have increased as a percentage of net sales over the same periods. Any benefits from cost reduction measures we implement may take longer to realize and may not fully mitigate the impact of the reduced demand. For more details on the possible impact of conditions in the financial markets and the economic downturn on us, see “--Liquidity and Capital Resources” below.

More generally, the Company's sales, gross profit and results of operations have fluctuated and are expected to continue to fluctuate on a quarterly basis as a result of a number of factors, including but not limited to: the loss of any major vendor; condition of the software industry in general; shifts in demand for software products; our customers’ ability to meet their payment obligations in a timely manner; industry shipments of new software products or upgrades; the timing of new merchandise and catalog offerings; fluctuations in response rates; fluctuations in postage, paper, shipping and printing costs and in merchandise returns; adverse weather conditions that affect response, distribution or shipping; shifts in the timing of holidays; and changes in the Company's product offerings. The Company's operating expenditures are based on sales forecasts. If revenues do not meet expectations in any given quarter, operating results may be materially adversely affected.

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Nine months		Three months
	Ended		ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	89.2	90.8	89.5	90.6
Gross profit	10.8	9.2	10.5	9.4
Selling, general and administrative expenses	8.0	6.8	7.8	6.7
Income from operations	2.8	2.4	2.7	2.7
Interest income, net	0.4	0.4	0.4	0.4
Realized foreign currency exchange gain(loss)	-	-	-	-
Income before income taxes	3.2	2.8	3.1	3.1
Provision for income taxes	1.3	1.1	1.4	1.3
Net income	1.9%	1.7%	1.7%	1.8%

Net Sales

Net sales for the third quarter of 2009 decreased 22% or $10.1 million to $35.3 million compared to $45.4 million for the same period in 2008. Total sales for the third quarter of 2009 for our Lifeboat segment were $23.8 million compared to $30.1 million in the third quarter of 2008, representing a 21% decrease. Total sales for the third quarter of 2009 for our Programmer’s Paradise segment were $11.5 million compared to $15.3 million in the third quarter of 2008, representing a 25% decrease.

The decline in sales for our Lifeboat segment was primarily due to the elimination of VMware sales in that segment resulting from our having ceased distributing VMware products as of October 1, 2008. Distribution of VMware products had accounted for $8.2 million or 27% of segment sales in the third quarter of 2008. Excluding VMware, Lifeboat segment sales for the third quarter of 2009 increased by $1.9 million from 2008, or 9%.

In the Programmer's Paradise segment, sales for the third quarter of 2009 decreased by $3.8 million, compared with the third quarter of 2008. This decline was primarily due to a shift in mix of order size: we had fewer large transactions as we sold more of our smaller specialized software line in the third quarter 2009.

For the nine months ended September 30, 2009, net sales decreased 22% or $29.9 million to $104.1 million compared to $134.0 million for the same period in 2008. Sales for the nine months ended September 30, 2009 for our Lifeboat segment were $69.1 million compared to $94.4 million for the same period last year. The decline in sales for our Lifeboat segment was primarily due to the elimination of VMware sales in that segment resulting from our having ceased distributing VMware products as of October 1, 2008. Sales for the nine months ended September 30, 2009 for our Programmer’s Paradise segment were $35.0 million compared to $39.6 million for the same period last year. This decline was primarily due to a shift in mix of order size as we sold more of our smaller specialized software line. While products in these lines typically carry higher margins, they also sell at a lower price leading to an overall decrease in segment sales.

Gross Profit

Gross Profit for the quarter ending September 30, 2009 was $3.7 million compared to $4.3 million in the third quarter of 2008, a 13% decrease. Total gross profit for our Lifeboat segment was $2.3 million compared to $2.6 million in the third quarter of 2008, representing a 11% decrease. This decrease in gross profit was due to the lower sales volume. Total gross profit for our Programmer’s Paradise segment was $1.4 million compared to $1.6 million in the third quarter of 2008, representing a 17% decrease. This decrease was primarily due to the lower sales volume.

For the nine months ended September 30, 2009 gross profit decreased by $1.1 million to $11.2 million compared to $12.3 million in the same period in 2008. Lifeboat’s gross profit for the nine months ended September 30, 2009 was $6.9 million compared to $7.8 million for the first nine months of 2008. Programmer’s Paradise gross profit for the nine months ended September 30, 2009 was $4.4 million compared to $4.5 million for the first nine months of 2008.

Gross profit margin, i.e., gross profit as a percentage of net sales, for the quarter ending September 30, 2009 was 10.5% compared to 9.4% in the third quarter of 2008. Gross profit margin for the nine months ended September 30, 2009 was 10.8% compared to 9.2% in the same period last year. Gross profit margin for our Programmer’s Paradise segment for the third quarter of 2009 was 11.9% compared to 10.7% in the third quarter of 2008.This increase was primarily due to a shift in mix of order size as we sold more of our smaller specialized software lines which typically carry higher margins. Gross profit margin for our Lifeboat segment for the third quarter of 2009 was 9.8% compared to 8.7% in the third quarter of 2008. The increase in gross profit margin as a percentage of net sales was primarily caused by the decline in VMware sales which carried lower margins than our other lines. The shift to higher margin lines has enabled us to lessen the impact of the loss of the VMware distribution line.

Selling, General and Administrative Expenses

Total selling, general, and administrative ("SG&A") expenses for the third quarter of 2009 were $2.7 million compared to $3.0 million in the third quarter of 2008, which was mainly the result of a decrease in employee and employee- related expenses of $0.2 million in the third quarter of 2009 compared to the same period in 2008. As a percentage of net sales, SG&A expenses for the third quarter of 2009 were 7.8% compared to 6.7% in the third quarter of 2008. For the nine months ended September 30, 2009 SG&A expenses were $8.3 million compared to $9.1 million in the same period last year, which was mainly the result of a $0.5 million decrease in employee and employee-related expenses, and a $0.1 million decrease in travel and entertainment expense for the nine months ended September 30, 2009 compared to the same period in 2008. As a percentage of net sales, SG&A expenses were 8.0% for the nine months ended September 30, 2009 compared to 6.8% in the same period last year.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary by quarter depending on changes in sales volume, and levels of continuing investments in information technology and marketing. We continue to monitor our SG&A expenses closely.

Direct selling costs (a component of SG&A) for the third quarter of 2009 were $1.3 million compared to $1.4 million in the third quarter of 2008. Total direct selling costs for our Programmer’s Paradise segment for the third quarter of 2009 were $0.6 million compared to $0.7 million in the same period in 2008. Total direct selling costs for our Lifeboat segment for the third quarter of 2009 were $0.7 million compared to $0.7 million in the third quarter of 2008.

Foreign Currency Transactions Gain (Loss)

There was no realized foreign exchange gain for the third quarter ended September 30, 2009 compared to a foreign exchange loss of $1,000 for the same period in 2008. For the nine months ended September 30, 2009 the realized foreign exchange loss was $1,000 compared to a foreign currency gain of $6,000 in the same period last year. Foreign exchange gains and losses primarily result from our trade activity with our Canadian subsidiary. Although the Company does maintain bank accounts in Canadian currencies to reduce currency exchange fluctuations, the Company is, nevertheless, subject to risks associated with such fluctuations.

Income Taxes

For the quarter ended September 30, 2009, the Company recorded a provision for income taxes of $483,000, which consists of a provision of $215,000 for U.S. federal income taxes as well as a $143,000 provision for state and local taxes and $48,000 for Canadian taxes, and a deferred tax expense of $77,000. For the quarter ended September 30, 2008, the Company recorded a provision for income taxes of $571,000, which consists of a provision of $470,000 for U.S. federal income taxes as well as $7,000 for state and local taxes and $36,000 for Canadian taxes, and a deferred tax expense of $58,000.

For the nine months ended September 30, 2009 the Company recorded a provision for income taxes of $1,374,000, which consists of a provision of $726,000 for U.S. federal income taxes as well as a $266,000 provision for state and local taxes and $114,000 for Canadian taxes, and a deferred tax expense of $268,000. For the nine months ended September 30, 2008 the Company recorded a provision for income taxes of $1,529,000 which consists of a provision of $1,009,000 for U.S. federal income taxes as well as a $103,000 provision for state and local taxes and $164,000 for Canadian taxes, and a deferred tax expense of $253,000.

Liquidity and Capital Resources

During the first nine months of 2009 our cash and cash equivalents decreased by $3.1 million to $6.2 million at September 30, 2009, from $9.3 million at December 31, 2008. During the first nine months of 2009, net cash used in operating activities amounted to $2.3 million; net cash provided by investing activities amounted to $1.3 million and net cash used in financing activities amounted to $2.3 million.

Net cash used in operating activities in the first nine months of 2009 was $2.4 million and primarily resulted from a $3.3 million increase in accounts receivable and a $2.3 million decrease in accounts payable partially offset by net income excluding non-cash charges of $3.2 million. The $3.3 million increase in accounts receivable primarily relates to the timing of payments from two of our larger customers which were not received until after September 30, 2009. The $2.3 million decrease in accounts payable primarily resulted from lower sales volume.

Net cash provided by investing activities in the first nine months of 2009 amounted to $1.3 million. This primarily resulted from net sales of $1.5 million in marketable securities. These securities are highly rated and highly liquid. These securities are classified as available-for-sale securities in accordance with ASC Topic 320 “Investments in Debt and Equity Securities”, and as a result, unrealized gains and losses are reported as part of accumulated other comprehensive income (loss). Net sales of $1.5 million in marketable securities were partially offset by $0.2 million of capital expenditures.

Net cash used in financing activities in the first nine months of 2009 amounted to $2.3 million. This consisted primarily of dividends paid of $2.1 million and treasury stock purchases of $0.1 million.

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

The ongoing general economic downturn is causing our current and potential customers to delay or reduce technology purchases and results in longer sales cycles, slower adoption of new technologies and increased price competition. We have taken steps to reduce our costs of operations. While we have reduced our cost of sales as a percentage of net sales for both the nine and the three months ended September 30, 2009 compared to the corresponding prior-year periods, this was primarily due to the decline in VMware sales which carried lower margins than our other lines, and our selling, general and administrative expenses have increased as a percentage of net sales over the same periods. Any benefits from cost reduction measures we implement may take longer to realize and may not fully mitigate the impact of the reduced demand. In addition, the ongoing disruption in the global financial markets may adversely affect the ability of some of our customers to obtain financing. If this trend continues, it may make it more difficult for some of our customers to perform their obligations under our agreements with them, which in turn could delay the receipt of payment from those customers. Limited access to financing may also affect our vendors' ability to supply products, and could result in changes in vendor terms and conditions, such as rebates, cash discounts and cooperative marketing efforts, which may result in downward pressure on our gross margins. The realization of any or all of these risks could have a material adverse effect on our business, results of operation and financial condition.

Contractual Obligations as of September 30, 2009 were summarized as follows:

(Dollars in thousands)

Payment due by Period Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Leases (1)	$1,101	$393	$708	-	-
Purchase Obligations	-	-	-	-	-
Other Long Term Obligations	-	-	-	-	-
Total Contractual Obligations (2)	$1,101	$393	$708	$-	$-

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

As of September 30, 2009, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement is effective for interim or fiscal periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events. The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 9, 2009. During this period no material subsequent events came to our attention.

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s financial condition or results of operations, but will impact our financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 320, “Investments — Debt and Equity Securities” and Topic 325 “Investments — Other,” which is designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The pronouncement is effective for periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 320 resulted in additional disclosures with respect to the fair value of the Company’s investments with unrealized losses that are not deemed other-than-temporarily impaired.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825, “Financial Instruments,” which amends previous Topic 825 guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements. This pronouncement is effective for periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows. However, these provisions of FASB ASC Topic 825 resulted in additional disclosures with respect to the fair value of the Company’s financial instruments.

Certain Factors Affecting Results of Operations and Stock Price

This report includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements in this report regarding future events or conditions, including statements regarding industry prospects and the Company’s expected financial position, results of operations (including sales and gross profit margin), business and financing plans, are forward-looking statements. These statements can be identified by forward-looking words such as “may,” “will,” “expect,” “intend”, “anticipate,” “believe,” “estimate” and “continue” or similar words. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Substantial risks and uncertainties could cause actual results to differ materially from those indicated by such forward-looking statements, including, but not limited to, the continued acceptance of the Company’s distribution channel by vendors and customers, the timely availability and acceptance of new products, product mix, market conditions, contribution of key vendor relationships and support programs, as well as factors that affect the software industry in general and other factors. We strongly urge current and prospective investors to carefully consider the cautionary statements and risks contained in this report and our annual report on Form 10-K for the year ended December 31, 2008.

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

The Company’s $7.8 million investments in marketable securities at September 30, 2009 are invested in highly rated and liquid U.S. government securities and insured certificates of deposit. The remaining cash balance is invested in short-term savings accounts with our primary bank, JPMorgan Chase Bank. As such, the risk of significant changes in the value of our cash invested is minimal.

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2- Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the purchase of Common Stock by the Company and its affiliated purchasers during the third quarter of 2009.

ISSUER PURCHASE OF EQUITY SECURITIES
					Maximum
			Total Number of		Number of
			Shares		Shares That
			Purchased as		May Yet Be
	Total		Part of Publicly		Purchased
	Number of	Average	Announced	Average	Under the
	Shares	Price Paid	Plans or	Price Paid	Plans or
Period	Purchased (1)	Per Share (2)	Programs	Per Share (3)	Programs (4)

July 1, 2009- July 31, 2009	-	-	-	-	574,256

August 1, 2009- August 31, 2009	6,544	$8.25	-	-	574,256

September 1, 2009- September 30, 2009	-	-	-	-	574,256

Total	6,544	$8.25		-	574,256

(1) Includes 6,544 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of restricted common stock. These shares are not included in the stock repurchase referred to in footnote (4) below.

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

WAYSIDE TECHNOLOGY GROUP, INC.

November 9, 2009	By:	/s/ Simon F. Nynens
Date		Simon F. Nynens, Chairman of the Board, President and Chief Executive Officer

November 9, 2009	By:	/s/ Kevin T. Scull
Date		Kevin T. Scull, Vice President and Chief Accounting Officer