Form 10-K
period 2009-12-31
Wayside Technology Group, Inc.
filed 2010-02-22
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2009

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant computed by reference to the closing sale price for the Registrant's Common Stock as of June 30, 2009, which was the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on The NASDAQ Global Market, was approximately $26,834,275. (In determining the market value of the Common Stock held by any non-affiliates, shares of Common Stock of the Registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of Common Stock of the Registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.)

The number of shares outstanding of the Registrant's Common Stock as of February 12, 2010 was 4,828,797 shares.

Documents Incorporated by Reference: Portions of the Registrant's definitive Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed on or before April 30, 2010 are incorporated by reference into Part III of this Report.

PART I

Item 1. Business

General

Wayside Technology Group, Inc. (the "Company," "us," "we," or "our") is a marketer of software in the United States and Canada targeting software development and information technology professionals within enterprise organizations.

Wayside Technology Group, Inc. was incorporated in Delaware in 1982. Our Common Stock is listed on The NASDAQ Global Market under the symbol “WSTG”. Our main web site address is www.waysidetechnology.com, and the other web sites maintained by our business include www.programmers.com, www.lifeboatdistribution.com, and www.techxtend.com.  Reference to these “uniform resource locators” or “URL” is made as an inactive textual reference for informational purposes only. Information on our web sites should not be considered filed with the Securities and Exchange Commission, and is not, and should not be deemed to be, a part of this report.

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

Competition

The software distribution market is highly competitive. Pricing is very aggressive and the Company expects pricing pressure to continue. The Company faces competition from a wide variety of sources including: vendors who sell directly to customers; software resellers; superstores; catalogers; web sites; and other direct marketers of software products. Some of our competitors are significantly larger and have substantially greater resources than the Company. Many of our competitors compete principally on the basis of price, product availability, customer service and technical support.

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

 The market for developer software products is characterized by rapid changes in technology, user requirements, and customer specifications. The manner in which software products are distributed and sold is changing, and new methods of distribution and sale may emerge or expand. Software developers and publishers have sold, and may intensify their efforts to sell, their products directly to end-users. The evolution of the Internet as a viable platform in which to conduct e-commerce business transactions has both lowered the barriers for competition and broadened customer access to products and information. From time to time, certain software developers and publishers have instituted programs for the direct sale of large order quantities of software to certain major corporate accounts. These types of programs may continue to be developed and used by various developers and publishers. While Microsoft and other vendors currently sell new releases or upgrades directly to end users, they have not attempted to completely bypass the reseller channel. There can be no assurances, however, that software developers and publishers will continue using resellers to the same extent they currently do. Future efforts by software developers and publishers to bypass third party sales channels could materially and adversely affect the Company’s business, result of operations and financial conditions.

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

Products

The Company offers a wide variety of products from a broad range of publishers and manufacturers, including CA Inc., Quest Software, Inc., GFI Software, Intel Corporation, Infragistics, TechSmith Corporation, Flexera Corp., Vizioncore Inc. and Veeam Corporation.  On a continuous basis, new products are screened for inclusion in our catalogs and web sites based on their features, quality, price, profit margins and warranties, as well as on current sales trends. Since the Company predominantly sells software, sales of hardware and peripherals represented only 7%, 4% and 3%, respectively, of our overall revenue in 2009, 2008 and 2007.

Marketing and Distribution

We market products through creative marketing communications, our catalogs, our web sites, industry magazines, and national trade shows. We also use direct e-mail and printed material to introduce new products and upgrades, to cross-sell products to current customers, and to educate and inform existing and potential customers. We believe that our catalogs are important marketing vehicles for software publishers and manufacturers. These catalogs provide a cost-effective and service-oriented means to market, sell and fulfill software products.

           The Company had two major customers that accounted for more than 10% of total sales for 2009. For the year ended December 31, 2009, CDW Corporation and Software House International accounted for 10.5% and 10.7% of consolidated net sales, respectively. These same customers accounted for 11.3% and 4.1% of total net accounts receivable as of December 31, 2009.  The Company had no major customers that accounted for more than 10% of total sales for 2008. One customer, CDW Corporation, accounted for 10.9%, of consolidated net sales in 2007. Our top five customers accounted for 36%, 31%, and 28% of consolidated net sales in 2009, 2008 and 2007, respectively. The Company generally ships products within 48 hours of confirming a customer’s order. This allows for minimum backlog in the business.

Sales in Canada represented 8% of our consolidated revenues in 2009 as compared to 11% in 2008, and 13% in 2007. For geographic financial information, please refer to Note 10 in the Notes to our Consolidated Financial Statements.

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

We believe that effective purchasing from a diverse vendor base is a key element of our business strategy. For the year ended December 31, 2009, Quest was the only individual vendor from whom our purchases exceeded 10%. For the year ended December 31, 2009 Quest represented 10.2% of total purchases. For the year ended December 31, 2008, VMware accounted for 23.3% of total purchases and Quest represented 13% of total purchases. For the years ended December 31, 2007, VMware accounted for 36.8% of total purchases. VMware terminated its distributor agreement with Lifeboat Distribution, Inc. in 2008. As a result, our Lifeboat segment ceased distributing VMware products as of October 1, 2008, the distribution of which had accounted for $29.2 million, or 17% of our 2008 revenue and $57.2 million or 32% of our 2007 revenue. The loss of any of these vendors, or any other key vendor, could disrupt product availability and otherwise have an adverse effect on the Company.

In 2009, the Company purchased approximately 85% of its products directly from manufacturers and publishers and the balance from multiple distributors, as compared to 90% in 2008, and 90% in 2007. Most suppliers or distributors will "drop ship" products directly to the customers, which reduces physical handling by the Company. These inventory management techniques allow the Company to offer a greater range of products without increased inventory requirements.

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

Employees

As of December 31, 2009, Wayside Technology Group, Inc. and its subsidiaries had 91 full-time employees and 1 part-time employee. The Company is not a party to any collective bargaining agreements with its employees, has experienced no work stoppages and considers its relationships with its employees to be satisfactory.

Executive Officers of the Company

Set forth below are the name, age, present title, principal occupation and certain biographical information for our executive officers as of February 1, 2010, all of whom have been appointed by and serve at the discretion of our board of directors.

Name	Age	Position
Simon F. Nynens	38	Chairman, President and Chief Executive Officer
Richard J. Bevis	60	Vice President Marketing
Daniel T. Jamieson	52	Vice President and General Manager-Lifeboat
Vito Legrottaglie	45	Vice President - Operations
Kevin T. Scull	44	Vice President and Chief Accounting Officer
Shawn J. Giordano	40	Vice President-Programmers and TechXtend

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

We rely on our suppliers for product availability, marketing funds, purchasing incentives and competitive products to sell. We acquire products for resale both directly from manufacturers and indirectly through distributors. The loss of a supplier could cause a disruption in the availability of products. Additionally, there is no assurance that as manufacturers continue to sell directly to end users and through the distribution channel, they will not limit or curtail the availability of their product to resellers like us. For example, resellers and publishers may attempt to increase the volume of software products distributed electronically through ESD (Electronic Software Distribution) technology, through subscription services, and through on-line shopping services, and correspondingly, decrease the volume of product sold through us.  Our inability to obtain a sufficient quantity of product, or an allocation of products from a manufacturer in a way that favors one of our competitors, or competing distribution channels, relative to us, could cause us to be unable to fill clients’ orders in a timely manner, or at all, which could have a material adverse effect on our business, results of operations and financial condition. We also rely on our suppliers to provide funds for us to market their products, including through our catalogs and on-line marketing efforts, and to provide purchasing incentives to us.  If any of the suppliers that have historically provided these benefits to us decide to reduce the benefits, our expenses would increase, adversely affecting our results of operations.

The Current Economic Downturn May Reduce our Revenues and Profits.  The ongoing general economic downturn is causing some of our current and potential customers to delay or reduce technology purchases and results in longer sales cycles, slower adoption of new technologies and increased price competition. We may therefore experience a decline in demand for the products we sell, resulting in increased competition and pressure to reduce the cost of operations. Any benefits from cost reductions may take longer to realize and may not fully mitigate the impact of the reduced demand. In addition, weak financial and credit markets heighten the risk of customer bankruptcies and a corresponding delay in collecting receivables from those customers and may also affect our vendors' ability to supply products, which could disrupt our operations.  The realization of any or all of these risks could have a material adverse effect on our business, results of operation and financial condition.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2. Properties

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

Item 3. Legal Proceedings

There are no material legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of 2009 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our Common Stock, par value $0.01, trade on The NASDAQ Global Market under the symbol “WSTG”.  Following is the range of low and high sales prices for our Common Stock as reported on The NASDAQ Global Market.

2009	High	Low
First Quarter	$7.970	$6.650
Second Quarter	7.630	6.760
Third Quarter	8.880	6.840
Fourth Quarter	8.990	7.050

2008
First Quarter	$11.370	$7.490
Second Quarter	10.820	7.090
Third Quarter	9.000	6.450
Fourth Quarter	7.740	4.930

In 2009 and 2008, we declared quarterly dividends totaling $0.60 per share on our Common Stock. There can be no assurance that we will continue to pay comparable cash dividends in the future.

During 2009, the Company granted a total of 140,000 shares of restricted stock to officers and employees from treasury stock. These shares vest over 60 months in equal quarterly installments beginning on May 5, 2009.

The share issuances in all of the above transactions were not registered under the Securities Act of 1933, as amended (the “Securities Act”).  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act and/or Regulation D thereunder, as they were transactions by the issuer that did not involve public offerings of securities and/or involved issuances to accredited investors.

As of February 11, 2010 there were approximately 38 record holders of our Common Stock.

During the fourth quarter of 2009, we repurchased shares of our Common Stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share (3)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (4)

October 1- October 31, 2009	-		$-	-	$-	-
November 1- November 30, 2009	30,080	(1)	$7.89	23,576	$7.88	550,680
December 1 - December 31, 2009	48,894		$7.33	48,894	$7.33	501,786
Total	78,974		$7.55	72,470	$7.51	501,786

(1)  Includes 6,504 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of restricted common stock.

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

STOCK PRICE PERFORMANCE GRAPH

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return of the S&P Midcap 400 Index and the S&P 500 Computer and Electronics Retail Index for the period commencing December 31, 2004 and ending December 31, 2009, assuming $100 was invested on December 31, 2004 and the reinvestment of dividends.

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	Dec04	Dec05	Dec06	Dec07	Dec08	Dec09
Wayside Technology Group, Inc.	100	84.43	111.11	68.27	57.06	70.24
S&P MidCap 400 Index	100	112.56	124.17	134.08	85.50	117.46
S&P 500 Computer & Electronics Retail Index	100	105.33	111.60	111.16	54.74	74.00

Item 6.  Selected Financial Data

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

Year Ended December 31,
(In thousands, except per share data)
	2005	2006	2007	2008	2009
Consolidated Statement of Operations Data:
Net sales	$137,655	$182,319	$179,865	$174,025	$146,384
Cost of sales	122,685	165,350	162,630	157,228	130,791
Gross profit	14,970	16,969	17,235	16,797	15,593
Selling, general and
administrative expenses	12,203	12,163	12,081	12,207	11,319
Income from operations	2,767	4,806	5,154	4,590	4,274
Other income, net	300	741	991	744	521
Income before income taxes	3,067	5,547	6,145	5,334	4,795
Income tax provision	414	2,279	2,442	2,168	1,928
Net income	$2,653	$3,268	$3,703	$3,166	$2,867
Net income per common share:
Basic	$0.67	$0.78	$0.84	$0.72	$0.65
Diluted	$0.61	$0.72	$0.80	$0.71	$0.65
Weighted average common
shares outstanding:
Basic	3,976	4,191	4,406	4,414	4,399
Diluted	4,384	4,521	4,656	4,461	4,427

December 31,
	2005	2006	2007	2008	2009
Balance Sheet Data:
Cash and cash equivalents	$7,369	$13,832	$14,241	$9,349	$8,560
Marketable securities	7,884	7,032	9,641	9,367	7,571
Working capital	14,595	16,471	19,479	14,806	16,583
Total assets	44,268	57,281	56,753	47,485	53,667
Total stockholders' equity	17,998	21,298	24,492	23,884	24,359

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto.  This discussion and analysis contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain risks and uncertainties, including those set forth under the heading "Risk Factors" and elsewhere in this report.

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

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. We strongly urge current and prospective investors to carefully consider the cautionary statements and risks contained in this report, particularly the risks described under “Item 1A. Risk Factors” above.  Such risks include, but are not limited to, the continued acceptance of the Company’s distribution channel by vendors and customers, the timely availability and acceptance of new products, contribution of key vendor relationships and support programs, as well as factors that affect the software industry generally.

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

Financial Overview

We reported a net income of $2.9 million for the year 2009 as compared to a net income of $3.2 million in 2008.  The decrease primarily resulted from the decline in revenue. Our income before income taxes decreased by $0.5 million to $4.8 million compared to $5.3 million in 2008.

Income from operations amounted to $4.3 million in 2009 as compared to $4.6 million in 2008, representing a decrease of $0.3 million as compared to 2008. Gross profit decreased by $1.2 million and Selling, General and Administrative (“SG&A”) expenses decreased by $0.9 million.

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

Results of Operations

The following table sets forth for the years indicated the percentage of net sales represented by selected items reflected in the Company’s Consolidated Statements of Earnings. The year-to-year comparison of financial results is not necessarily indicative of future results:

	Years ended December 31,
	2007	2008	2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	90.4	90.3	89.4
Gross profit	9.6	9.7	10.6
Selling, general and administrative expenses	6.7	7.0	7.7
Income from operations	2.9	2.7	2.9
Other income, net	0.5	0.4	0.4
Income before income taxes	3.4	3.1	3.3
Income tax provision	1.4	1.3	1.3
Net income	2.0%	1.8%	2.0%

Year ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Sales

Net sales for 2009 decreased 16% or $27.6 million to $146.4 million compared to $174.0 million in 2008. Total sales for our Lifeboat segment were $98.1 million compared to $117.1 million in 2008, representing a 16% decrease. Total sales for the Programmer’s Paradise segment in 2009 amounted to $48.3 million, compared to $56.9 million in 2008, representing a 15% decrease.

The decline in sales for our Lifeboat segment was primarily due to a decrease in VMware sales.   VMware terminated its distributor agreement with Lifeboat Distribution, Inc. in 2008. As a result, our Lifeboat segment ceased distributing VMware products as of October 1, 2008, the distribution of which had accounted for $29.2 million, or 17% of our 2008 revenue and $57.2 million, or 32% of our 2007 revenue.  Excluding the effect of VMware, Lifeboat segment sales during 2009 showed strong growth, increasing by $10.1 million from 2008, or 11.5%.

In the Programmer's Paradise segment, sales for 2009 decreased by $8.6 million, compared with the year-earlier period. This decline was primarily due to a shift in mix of order size:  We had fewer large transactions, the decrease in revenue from which was not completely offset by increased sales of our smaller specialized software lines in 2009.

Gross Profit

Gross Profit for 2009 was $15.6 million compared to $16.8 million in 2008, a 7% decrease. Total gross profit for our Programmer’s Paradise segment was $5.7 million compared to $6.5 million in 2008, representing a 13% decrease. Total gross profit for our Lifeboat segment was $9.9 million compared to $10.3 million in 2008, representing a 3% decrease.

Gross profit margin, as a percentage of net sales, for 2009 was 10.7% compared to 9.7% in 2008. Gross profit margin percentage for our Programmer’s Paradise segment in 2009 was 11.7% compared to 11.4% in 2008. Gross profit margin percentage for our Lifeboat segment in 2009 was 10.1% compared to 8.8% in 2008.

The increase in gross profit margin as a percentage of net sales was primarily caused by the decline in VMware sales which carried lower margins than our other lines. The Lifeboat segment represented 67% of total sales in 2009 and 2008.Gross profit margin percentage for our Lifeboat segment was 10.1% compared to 11.7% for our Programmer’s Paradise segment.

Selling, General and Administrative Expenses

Total SG&A expenses for 2009 were $11.3 million compared to $12.2 million in 2008. As a percentage of net sales, SG&A expenses for 2009 and 2008 were 7.7% and 7.0%, respectively. This decrease was the result of lower employee and employee related costs of $0.6 million (including salaries, bonuses, employee benefits, commissions, and travel and entertainment), and lower occupancy related costs of $0.3 million primarily because we did not take any additional reserve related to the Long Island lease and lower depreciation compared to 2008.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We plan to expand our investment in information technology and marketing, while monitoring our sales and remaining general and administrative expenses closely.

Direct selling costs (a component of SG&A) for 2009 were $5.5 million compared to $5.8 million in 2008. Total direct selling costs for our Programmer’s Paradise segment for 2009 were $2.6 million compared to $2.9 million in the same period in 2008. Total direct selling costs for our Lifeboat segment were $2.9 million in each of 2009 and 2008.

Income Taxes

For the year ended December 31, 2009, the Company recorded a provision for income taxes of $1.9 million which consists of a provision of $1.1 million for U.S. federal income taxes, as well as a $0.4 million provision for state and local taxes, a $0.2 million provision for Canadian taxes, and a deferred tax expense of $0.3 million.

As of December 31, 2009 the Company had a U.S. deferred tax asset of approximately $1.2 million.

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

The decline in sales for our Lifeboat segments was primarily due to a decrease in VMware sales in our Lifeboat segment. VMware terminated its distributor agreement with Lifeboat Distribution, Inc. in 2008. As a result, our Lifeboat segment ceased distributing VMware products as of October 1, 2008, the distribution of which had accounted for $29.2 million in 2008, or 17% of our 2008 revenue and $57.2 million in 2007, or 32% of our 2007 revenue.  Our remaining distribution sales showed strong growth. Excluding VMware, sales during 2008 increased by $10.0 million from 2007, or 12.9%.

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

For the year ended December 31, 2007, the Company recorded a provision for income taxes of $2.4 million which consists of a provision of $1.0 million for U.S. federal income taxes as well as a $0.2 million provision for Canadian taxes, and a deferred tax expense of $1.2 million

As of December 31, 2007, the Company had a U.S. deferred tax asset of approximately $1.9 million. The Company fully utilized its U.S. federal loss carry forwards during 2007 as well as the majority of its state tax loss carry forwards.

Recent Accounting Pronouncements

As of December 31, 2009, the Financial Accounting Standards Board (“FASB”) issued several pronouncements of significance to the Company which are discussed in detail below.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement is effective for interim or fiscal periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events. The Company evaluated all events or transactions that occurred after December 31, 2009 up through February 22, 2010, the date we filed this annual report on Form 10-K.  During this period no material subsequent events came to our attention.

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

Liquidity and Capital Resources

Our cash and cash equivalents decreased by $0.8 million to $8.6 million at December 31, 2009 from $9.3 million at December 31, 2008.  Net cash provided by operating activities amounted to $1.0 million, net cash provided by investing activities amounted to $1.6 million, net cash used in financing activities amounted to $3.6 million and the effect of foreign exchange on cash was $0.2 million.

Net cash provided by operating activities in 2009 was $1.0 million. In 2009, cash was mainly provided by $4.4 million from income from operations net of non-cash charges, and a $5.7 million increase in accounts payable and a decrease in inventory of $0.1 million, offset by a $9.0 million increase in accounts receivable. The increase in accounts receivable relates primarily to our increased revenue in December of 2009, compared to the comparable period in 2008. The increase in accounts payable is primarily due to our increased net sales in December 2009 as compared to 2008 and our normal cycle of payments.

 In 2009, cash provided in investing activities was $1.6 million. This primarily resulted from net sales of $1.8 million in marketable securities. These securities are highly rated and highly liquid. These securities are classified as available-for-sale securities in accordance with ASC Topic 320 “Investments in Debt and Equity Securities”, and as a result, unrealized gains and losses are reported as part of accumulated other comprehensive income. Cash was also used in investing activities in the amount of $0.2 million for the purchase of equipment and leasehold improvements.

Net cash used in financing activities in 2009 of $3.6 million consisted of $2.8 million of dividend payments on our Common Stock and $0.7 million for the purchases of shares of our Common Stock

In 2008, the Company's Board of Directors authorized the purchase of 500,000 shares of our Common Stock. In 2002, the Company's Board of Directors authorized the purchase of 1,490,000 shares of our Common Stock. In October 1999, the Company was authorized by the Board of Directors to buy back  521,013 shares of our Common Stock in both open market and private transactions, as conditions warrant. A total of 2,009,227 shares of the Company’s stock have been bought back to date leaving a balance of 501,786 shares of Common Stock that the Company is authorized to buy back in the future.

The repurchase program is expected to remain effective for the remainder of 2010. We intend to hold the repurchased shares in treasury for general corporate purposes, including issuances under various stock plans. As of December 31, 2009, we held 595,656 shares of our Common Stock in treasury at an average cost of $5.97 per share.  As of December 31, 2008, we held 640,838 shares of our Common Stock in treasury at an average cost of $5.28 per share.

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

The ongoing general economic downturn is causing some of our current and potential customers to delay or reduce technology purchases and results in longer sales cycles, slower adoption of new technologies and increased price competition. We have taken steps to reduce our costs of operations. While we have reduced our cost of sales as a percentage of net sales for in 2009 compared to 2008, this was primarily due to the decline in VMware sales which carried lower margins than our other lines, and our selling, general and administrative expenses have increased as a percentage of net sales over the same period. Any benefits from cost reduction measures we implement may take longer to realize and may not fully mitigate the impact of the reduced demand. Limited access to financing may also affect our vendors' ability to supply products, and could result in changes in vendor terms and conditions, such as rebates, cash discounts and cooperative marketing efforts, which may result in downward pressure on our gross margins. The realization of any or all of these risks could have a material adverse effect on our business, results of operation and financial condition.

Contractual Obligations
(Dollars in thousands)
Payment due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Leases(1)	$987	$366	$621	-	-
Unconditional Purchase Obligations	-	-	-	-	-
Other Long term Obligations
reflected on the Company's
Balance Sheet under GAAP	-	-	-	-	-
Total Contractual Obligations	$987	$366	$621	-	-

(1) Operating leases primarily relates to the lease of the space used for our operations in Shrewsbury, New Jersey, and Mississauga, Canada as well as our former sales office in Hauppauge New York. The commitments for operating leases include the minimum rent payments and a proportionate share of operating expenses and property taxes.

(2) In addition to the contractual obligations disclosed in this table, we have unrecognized tax benefits totaling $78,000 with respect to which, based on uncertainties associated with the items, we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities. As a result, such potential liabilities are not listed in the table. See Note 6 to our Consolidated Financial Statements.

The Company is not committed by lines of credit, standby letters of credit, has no standby repurchase obligations or other commercial commitments.

Foreign Exchange

The Company’s Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. We are subject to fluctuations in the Canadian Dollar-to-U.S. Dollar exchange rate.

Off- Balance Sheet Arrangements

As of December 31, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company's consolidated financial statements that have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company recognizes revenue from the sale of software and hardware for microcomputers, servers and networks upon shipment or upon electronic delivery of the product. The Company expenses the advertising costs associated with producing its catalogs. The costs of these catalogs are expensed in the same month the catalogs are mailed.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

In addition to its activities in the United States, 7.8% of the Company’s 2009 sales were generated in Canada. We are subject to general risks attendant to the conduct of business in Canada, including economic uncertainties and foreign government regulations. In addition, the Company’s Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors.

The Company’s $7.6 million investments in marketable securities at December 31, 2009 are invested in highly rated and liquid U.S. government securities and insured certificates of deposit.

Item 8.  Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements at Item 15(a).

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and procedures

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

Management Report on Internal Control Over Financial Reporting  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Accounting Officer, and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes maintaining records in reasonable detail that accurately and fairly reflect our transactions and disposition of assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with GAAP; providing reasonable assurance that receipts and expenditures of the Company, are made in accordance with authorizations of  management and directors of the Company; and providing  reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.  In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that, owing to changes in conditions, controls may become inadequate, or that the degree of compliance with policies or procedures may deteriorate.

Management, with the participation of our Chief Executive Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required hereunder, with the exception of the information relating to the executive officers of the Registrant that is presented in Part I under the heading “Executive Officers of the Company,” and the information relating to the Company’s Code of Ethical Conduct that is presented in Part I under the heading “Available Information,” is incorporated by reference herein from our Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than April 30, 2010 (the “Definitive Proxy Statement”) under the sections captioned "Election of Directors," “Corporate Governance” and “Section 16 (a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

The information required hereunder is incorporated by reference herein from the Definitive Proxy Statement under the sections captioned "Executive Compensation" and “Corporate Governance.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required hereunder is incorporated by reference herein from the Definitive Proxy Statement under the sections captioned "Executive Compensation – Securities Authorized for Issuance under Equity Compensation Plans" and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.  Certain Relationships and Related Party Transactions, and Director Independence

The information required hereunder is incorporated by reference herein from the Definitive Proxy Statement under the sections captioned “Executive Compensation,” "Corporate Governance" and "Transactions with Related Persons.”

Item 14. Principal Accounting Fees and Services

The information required hereunder is incorporated by reference herein from the Definitive Proxy Statement under the section captioned “Appointment of Independent Registered Public Accounting Firm.”

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

3.           Exhibits Required by Regulation S-K, Item 601:

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Company. (1)

3.2	Form of Amended and Restated By-Laws of the Company.(1a)

4.1	Specimen of Common Stock Certificate.(1a)

10.18	1995 Stock Plan, as amended. (3)

10.19	1995 Non-Employee Director Plan, as amended. (3)

10.19(a)	2006 Stock-Based Compensation Plan. (4)

10.19(b)	First Amendment to 2006 Stock-Based Compensation Plan. (5)

10.19(c)	Second Amendment to 2006 Stock-Based Compensation Plan. (5)

10.20	Form of Officer and Director Indemnification Agreement. (1a)

10.42	Lease dated as of May 14, 1997 between Robert C. Baker, et al as Landlord and the Company (6)

10.42(a)	Modification of Lease, dated as of July 27, 2006, between SBC Holdings, L.P. (successor in interest to Robert C. Baker, et al.) and the Company. (2)

10.43	Employment Agreement, dated January 12, 2006, between the Company and Simon F. Nynens. (7)

10.45	Offer Letter, dated January 6, 2003, from the Company to Vito Legrottaglie.(8)

10.46	Resignation Letter, dated May 16, 2007, from Wayside Technology Group, Inc. to Jeffrey Largiader. (9)

10.47	General Release, dated May 18, 2007, between Jeffrey Largiader and Wayside Technology Group, Inc. (5)

10.48	Restricted Stock Letter, dated August 15, 2006, between Vito Legrottaglie and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.) (5)

10.49	Restricted Stock Letter, dated August 15, 2006, between Jeffrey Largiader and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.) (5)

10.50	Restricted Stock Letter, dated August 15, 2006, between Daniel Jamieson and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.) (5)

10.51	Restricted Stock Letter, dated August 15, 2006, between Allan Weingarten and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.) (5)

10.52	Restricted Stock Letter, dated August 15, 2006, between Edwin Morgens and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.) (5)

10.53	Restricted Stock Letter, dated August 15, 2006, between Duff Meyercord and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.) (5)

10.54	Restricted Stock Letter, dated August 15, 2006, between Simon F. Nynens and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.) (5)

10.55	Restricted Stock Letter, dated August 15, 2006, between Simon F. Nynens and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.) (5)

10.56	Restricted Stock Letter, dated August 15, 2006, between Kevin Scull and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.) (5)

10.57	Restricted Stock Letter, dated January 31, 2007, between William Willett and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.) (5)

10.58	Restricted Stock Letter, dated November 19, 2007, between Richard Bevis and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.) (5)

10.59	Form of Non-Qualified Stock Option Agreement (5)

10.60	Restricted Stock Letter, dated February 5, 2008, between Kevin Scull and Wayside Technology Group, Inc. (10)

10.61	Restricted Stock Letter, dated February 5, 2008, between Richard Bevis and Wayside Technology Group, Inc. (10)

10.62	Restricted Stock Letter, dated February 5, 2008, between Simon Nynens and Wayside Technology Group, Inc. (10)

10.63	Restricted Stock Letter, dated February 5, 2008, between Vito Legrottaglie and Wayside Technology Group, Inc. (10)

10.64	Restricted Stock Letter, dated February 5, 2008, between Daniel Jamieson and Wayside Technology Group, Inc. (10)

10.65	Restricted Stock Letter, dated February 5, 2008, between Edwin Morgens and Wayside Technology Group, Inc. (10)

10.66	Restricted Stock Letter, dated February 5, 2008, between William Willett and Wayside Technology Group, Inc. (10)

10.67	Restricted Stock Letter, dated February 5, 2008, between Allan Weingarten and Wayside Technology Group, Inc. (10)

10.68	Restricted Stock Letter, dated February 5, 2008, between Mark Boyer and Wayside Technology Group, Inc. (10)

10.69	Restricted Stock Letter, dated February 5, 2008, between Duff Meyercord and Wayside Technology Group, Inc. (10)

10.72	Restricted Stock Letter, dated May 5, 2009, between Simon Nynens and Wayside Technology Group, Inc. (11)

10.73	Restricted Stock Letter, dated May 5, 2009, between Kevin Scull and Wayside Technology Group, Inc. (11)

10.74	Restricted Stock Letter, dated May 5, 2009, between Richard Bevis and Wayside Technology Group, Inc. (11)

10.75	Restricted Stock Letter, dated May 5, 2009, between Shawn Giordano and Wayside Technology Group, Inc. (11)

10.76	Restricted Stock Letter, dated May 5, 2009, between Daniel Jamieson and Wayside Technology Group, Inc. (11)

10.77	Restricted Stock Letter, dated May 5, 2009, between Vito Legrottaglie and Wayside Technology Group, Inc. (11)

21.1	Subsidiaries of the Registrant

23.1	Consent of Amper, Politziner & Mattia, LLP

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Simon F. Nynens, the Chief Executive Officer of the Company.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Kevin T. Scull, the Chief Accounting Officer of the Company.

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

(1)
The Restated Certificate of Incorporation was initially filed as an Exhibit of the same number to the Registrant's Registration Statement on Form S-1 or amendments thereto (File No. 333-92810) and the Certificate of Amendment to the Restated Certificate of Incorporation was initially filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 3, 2006.  Both are refiled herewith.

(1a)	Incorporated by reference to the Exhibits of the same number to the Registrant's Registration Statement on Form S-1 or amendments thereto (File No. 333-92810).

(2)	Incorporated by reference to the Exhibits of the same number to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 3, 2006.

(3)	Incorporated by reference to Exhibit A and Exhibit B, respectively, to the Registrant’s Definitive Annual Meeting Proxy Statement filed on April 30, 1998.

(4)	Incorporated by reference to Exhibit A of the Registrant’s Definitive Annual Meeting Proxy Statement filed on April 28, 2006.

(5)	Incorporated by reference to exhibits of the same number filed with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2007 filed on March 13, 2008.

(6)	Incorporated by reference to Exhibit 10.42 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999.

(7)	Incorporated by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed on May 12, 2006.

(8)	Incorporated by reference to exhibits of the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed on May 15, 2007.

(9)	Incorporated by reference to exhibits of the same number filed with the Registrant's Current Report on Form 8-K filed on May 21, 2007.

(10)	Incorporated by reference to exhibits of the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the Period Ended March 31, 2008 filed on May 12, 2008.

(11)	Incorporated by reference to exhibits of the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the Period Ended June 30, 2009 filed on August 11, 2009.

(b)	The exhibits required by Item 601 of Regulation S-K are reflected above in Section (a) 3. of this Item.

(c)	The financial statement schedule is included as reflected in Section (a) 2. of this Item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Shrewsbury, New Jersey, on February 22, 2010.

WAYSIDE TECHNOLOGY GROUP, INC.

By:	/s/ Simon F. Nynens
Simon F. Nynens, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

	President and Chief Executive Officer and	February 22, 2010
/s/ Simon F. Nynens	Chairman of the Board of Directors
Simon F. Nynens	(Principal Executive Officer)

	Vice President and Chief Accounting Officer	February 22, 2010
/s/ Kevin T. Scull	(Principal Financial and Accounting Officer)
Kevin T. Scull

/s/ William H. Willett	Director	February 22, 2010
William H. Willett

/s/ Mark. T. Boyer	Director	February 22, 2010
Mark. T. Boyer

/s/ Duffield Meyercord	Director	February 22, 2010
Duffield Meyercord

/s/ Edwin H. Morgens	Director	February 22, 2010
Edwin H. Morgens

/s/ Allan D. Weingarten	Director	February 22, 2010
Allan D. Weingarten

Items 8 and 15(a)

Wayside Technology Group, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Wayside Technology Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Wayside Technology Group, Inc.  and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wayside Technology Group, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their earnings and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the consolidated financial statement schedule, Schedule II – Valuation and Qualifying Accounts, for each of the three years in the period ended December 31, 2009. In our opinion, this financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/  Amper, Politziner & Mattia, LLP

February 22 2010
Edison, New Jersey

Wayside Technology Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31,
	2008	2009
Assets
Current assets:
Cash and cash equivalents	$9,349	$8,560
Marketable securities	9,367	7,571
Accounts receivable, net of allowances of $1,086 and $1,097 in 2008 and 2009, respectively	16,940	27,040
Inventory, net	1,058	967
Prepaid expenses and other current assets	776	998
Deferred income taxes	712	677
Total current assets	38,202	45,813

Equipment and leasehold improvements, net	549	432
Accounts receivable-long-term	7,860	6,901
Other assets	66	38
Deferred income taxes	808	483
	$47,485	$53,667
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$23,396	$29,230
Total current liabilities	23,396	29,230

Other liabilities	205	78
Total liabilities	23,601	29,308

Commitments and Contingencies

Stockholders’ equity:
Common Stock, $.01 par value; 10,000,000 shares authorized; 5,284,500 shares issued; and 4,643,662 and 4,688,844 shares outstanding in 2008 and 2009, respectively	53	53
Additional paid-in capital	26,636	24,826
Treasury stock, at cost, 640,838 and 595,656 shares in 2008 and 2009, respectively	(3,383)	(3,555)
Retained earnings	567	2,727
Accumulated other comprehensive income	11	308
Total stockholders’ equity	23,884	24,359
	$47,485	$53,667

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries
Consolidated Statements of Earnings
(Dollars in thousands, except per share amounts)

	Years ended December 31,
	2007	2008	2009

Net sales	$179,865	$174,025	$146,384

Cost of sales	162,630	157,228	130,791

Gross profit	17,235	16,797	15,593

Selling, general and administrative expenses	12,081	12,207	11,319

Income from operations	5,154	4,590	4,274

Other income: Interest income	989	741	521
Foreign currency transaction gain	2	3	-

Income before provision for income taxes	6,145	5,334	4,795

Provision for income taxes	2,442	2,168	1,928

Net income	$3,703	$3,166	$2,867

Income per common share-Basic	$0.84	$0.72	$0.65
Income per common share-Diluted	$0.80	$0.71	$0.65

Weighted average common shares outstanding-Basic	4,406	4,414	4,399
Weighted average common shares outstanding-Diluted	4,656	4,461	4,427

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(Dollars in thousands, except share amounts)

							Accumulated
			Additional			Retained	Other
	Common Stock		Paid-In	Treasury		earnings	Comprehensive
	Shares	Amount	Capital	Shares	Amount	(Deficit)	Income	Total

Balance at January 1, 2007	5,284,500	$53	$29,252	687,879	$(1,905)	$(6,302)	$200	$21,298
Net income						3,703		3,703
Other comprehensive income:
Translation adjustment							253	253
Unrealized gain on available-for-sale securities							8	8
Comprehensive income								3,964
Dividends paid			(2,047)					(2,047)
Exercise of stock options			588	(159,445)	486			1,074
Tax benefit from exercises of non-qualified stock options			522					522
Share-based compensation expense			605					605
Restricted stock grants			(60)	(17,500)	60			-
Treasury shares repurchased				65,068	(924)			(924)
Balance at December 31, 2007	5,284,500	53	28,860	576,002	(2,283)	(2,599)	461	24,492

Net income						3,166		3,166
Other comprehensive income:
Translation adjustment							(469)	(469)
Unrealized gain on available-for-sale securities							19	19
Comprehensive income								2,716
Dividends paid			(2,811)					(2,811)
Exercise of stock options			59	(45,000)	164			223
Share-based compensation expense			735					735
Tax expense from share- based compensation			(22)					(22)
Restricted stock grants			(185)	(54,000)	185			-
Treasury shares repurchased				163,836	(1,449)			(1,449)
Balance at December 31, 2008	5,284,500	53	26,636	640,838	(3,383)	567	11	23,884

Net income						2,867		2,867
Other comprehensive income:
Translation adjustment							333	333
Unrealized loss on available-for-sale securities							(36)	(36)
Comprehensive income								3,164
Dividends paid			(2,106)			(707)		(2,813)
Share-based compensation expense			893					893
Tax expense from share- based compensation			(51)					(51)
Restricted stock grants			(546)	(140,000)	546			-
Treasury shares repurchased				94,818	(718)			(718)
Balance at December 31, 2009	5,284,500	$53	$24,826	595,656	$(3,555)	$2,727	$308	$24,359

The accompanying notes are an integral part of the consolidated financial statements

Wayside Technology Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands, except share amounts)

	Year ended December 31,
	2007	2008	2009
Cash flows from operating activities
Net income	$3,703	$3,166	$2,867
Adjustments to reconcile net income to net cash provided by (used) in operating activities:
Depreciation expense	351	347	291
Amortization expense	10	8	6
Provision for doubtful accounts receivable	47	39	66
Deferred income tax expense	1,170	395	271
Share-based compensation expense	605	735	893
Loss on disposal of fixed assets	-	7	-
Changes in operating assets and liabilities:
Accounts receivable	2,627	2,844	(8,972)
Inventory	149	54	93
Prepaid expenses and other current assets	(320)	142	(217)
Accounts payable and accrued expenses	(3,205)	(8,263)	5,680
Net change in other operating assets and liabilities	114	38	21
Net cash provided by (used) in operating activities	5,251	(488)	999
Cash flows provided by (used) in investing activities
Purchase of equipment and leasehold improvements	(482)	(308)	(179)
Purchase of available-for-sale securities	(21,189)	(16,788)	(10,379)
Redemptions of available-for-sale securities	18,588	17,080	12,138
Proceeds from sale of fixed assets	-	8	-
Net cash provided by (used) in investing activities	(3,083)	(8)	1,580
Cash flows used in financing activities
Purchase of treasury stock	(924)	(1,449)	(718)
Proceeds from stock option exercises	1,074	223	-
Tax benefit (expense) from share- based compensation	522	(22)	(51)
Dividends paid	(2,684)	(2,811)	(2,813)
Net cash used in financing activities	(2,012)	(4,059)	(3,582)
Effect of foreign exchange rate on cash	253	(337)	214
Net increase (decrease) in cash and cash equivalents	409	(4,892)	(789)
Cash and cash equivalents at beginning of year	13,832	14,241	9,349
Cash and cash equivalents at end of year	$14,241	$9,349	$8,560

Supplementary disclosure of cash flow information: Income taxes paid	$563	$1,366	$1,995

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

Net Income Per Common Share

The Company calculates earnings per share in accordance with FASB ASC Topic 260, “Earnings Per Share”. Basic earnings  per share is calculated by dividing net income  attributable to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding, adjusted for potentially dilutive securities.

Wayside Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in tables in thousands, except per share amounts)

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows (in thousands, except per share data):

	Year ended December 31,
	2007	2008	2009
Numerator:
Net income	$3,703	$3,166	$2,867
Denominator:
Weighted average shares (Basic)	4,406	4,414	4,399
Dilutive effect of outstanding options and nonvested shares of restricted stock	250	47	28

Weighted average shares including assumed conversions (Diluted)	4,656	4,461	4,427

Basic net income per share	$0.84	$0.72	$0.65
Diluted net income per share	$0.80	$0.71	$0.65

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

Wayside Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in tables in thousands, except per share amounts)

Foreign Currency Translation

Assets and liabilities of the foreign subsidiary in Canada have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year.  Cumulative translation adjustments have been classified within accumulated other comprehensive income, which is a separate component of stockholders’ equity in accordance ASC Topic No. 220, “Comprehensive Income”.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations in credit risk consist of cash, cash equivalents, and marketable securities. At December 31, 2009, the Company’s $7.6 million of investments in marketable securities are only in highly rated and liquid U.S. government securities and insured certificates of deposit.

The Company’s cash and cash equivalents, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Marketable Securities

The Company accounts for marketable securities pursuant to the ASC Topic No. 320, “Investments in Debt and Equity Securities.” Under this statement, the Company’s securities with a readily determinable fair value have been classified as available for sale and are carried at fair value with an offsetting adjustment to accumulated other comprehensive income in Stockholders’ Equity.

Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 2009 and 2008, because of the relative short maturity of these instruments.

Inventory

Inventory, consisting primarily of finished products held for resale, is stated at the lower of cost (weighted average) or market.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost. Equipment depreciation is calculated using the straight-line method over three to five years.  Leasehold improvements are amortized  using the straight line method over the estimated useful lives of the assets or the related lease terms, whichever is shorter.

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

Revenue Recognition

The Company records revenues from sales transactions when title to products sold passes to the customer. Usual sales terms are FOB shipping point, at which time title and risk of loss has passed to the customer.   Revenue is recognized in accordance with ASC Topic 985-605 “ Software Revenue Recognition” and  ASC Topic 605-10-S99, and ASC Topic 605-45, "Reporting Revenue Gross as a Principal versus Net as an Agent". The majority of the Company’s revenues relates to physical products and is recognized on a gross basis with the selling price to the customer recorded as net sales with the acquisition cost of the product to the Company recorded as cost of sales. At the time of sale, the Company also records an estimate for sales returns based on historical experience. Certain software maintenance products, third party services and extended warranties sold by the Company (for which the Company is not the primary obligor) are recognized on a net basis. Accordingly, such revenues are recognized in net sales either at the time of sale or over the contract period, based on the nature of the contract, at the net amount retained by the Company, with no cost of goods sold.

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

Stock-Based Compensation

The Company has stockholder-approved stock incentive plans for employees and directors. Stock- based compensation is recognized based on the grant date fair value and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.

Wayside Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in tables in thousands, except per share amounts)

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. This method also requires a valuation allowance against net deferred tax asset if, based on the weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Impact of Accounting Pronouncements

As of December 31, 2009, the Financial Accounting Standards Board (“FASB”) issued several pronouncements of significance to the Company which are discussed in detail below.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement is effective for interim or fiscal periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events. The Company evaluated all events or transactions that occurred after December 31, 2009 up through February 22, 2010, the date we filed this annual report on Form 10-K.  During this period no material subsequent events came to our attention.

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

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 320, “Investments — Debt and Equity Securities” and Topic 325 “Investments - Other,” which is designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The pronouncement is effective for periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

3.  Marketable securities

Investments in available-for-sale securities at December 31, 2009 were:

	Cost	Market value	Unrealized (loss)
U.S. Government Securities	$4,064	$4,064	$-
Certificates of deposit	3,517	3,507	$(10)
Total Marketable securities	$7,581	$7,571	$(10)

The cost and market value of our investments at December 31, 2009 by contractual maturity were:

		Estimated
	Cost	Fair Value

Due in one year or less	$7,581	$7,571

Investments in available-for-sale securities at December 31, 2008 were:

	Cost	Market value	Unrealized gain (loss)
U.S. Government Securities	$8,057	$8,087	$30
Certificates of deposit	1,284	1,280	$(4)
Total Marketable securities	$9,341	$9,367	$26

The cost and market value of our investments at December 31, 2008 by contractual maturity were:

		Estimated
	Cost	Fair Value

Due in one year or less	$9,341	$9,367

Estimated fair values of marketable securities are based on quoted market prices.

Wayside Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in tables in thousands, except per share amounts)

4.  Fair Value Measurements

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

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheet:

		Fair Value Measurements at December 31, 2009 Using
(In thousands) Description	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government Securities	$4,064	$4,064	$-	$-
Certificates of deposit	$3,507		$3,507

		Fair Value Measurements at December 31, 2008 Using
(In thousands) Description	Balance at December 31, 2008	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government Securities	$8,087	$8,087	$-	$-
Certificates of deposit	$1,280		$1,280

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

5. Balance Sheet Detail

Equipment and leasehold improvements consist of the following as of December 31:

	2008	2009
Equipment	$2,330	$2,528
Leasehold improvements	549	549
	2,879	3,077
Less accumulated depreciation and amortization	(2,330)	(2,645)
	$549	$432

Accounts payable and accrued expenses consist of the following as of December 31:

	2008	2009

Trade accounts payable	$21,212	$27,552
Accrued expenses	2,184	1,678
	$23,396	$29,230

Accumulated other comprehensive income consists of the following as of December 31:

	2008	2009

Foreign currency translation adjustments	$(15)	$318
Unrealized gain (loss) on marketable securities	26	(10)
	$11	$308

6.  Income Taxes
Deferred tax attributes resulting from differences between financial and accounting amounts and tax basis of assets and liabilities at December 31, 2008 and 2009 are as follows:

Wayside Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in tables in thousands, except per share amounts)

	December 31,
	2008	2009
Current assets
Accruals and reserves	$441	$406
Goodwill	271	271
Net current deferred tax assets	$712	$677

Non-current assets
Accruals and reserves	$236	$236
Depreciation	158	90
Goodwill	414	157
Net non-current deferred tax assets	$808	$483
Total deferred tax assets	$1,520	$1,160

The provision for income taxes is as follows:

	Year ended December 31,
	2007	2008	2009
Current:
Federal	$1,036	$1,356	$1,114
State	-	213	378
Canada	236	204	165
	1,272	1,773	1,657
Deferred:
Federal	830	280	249
State	340	115	22
	1,170	395	271
	$2,442	$2,168	$1,928
Effective Tax Rate	39.7%	40.6%	40.2%

The reasons for the difference between total tax expense and the amount computed by applying the U.S. statutory federal income tax rate to income before income taxes are as follows:

	Year ended December 31,
	2007	2008	2009

Statutory rate applied to pretax income	$2,089	$1,813	$1,630
State income taxes, net of benefit of federal income taxes	333	239	260
Foreign income taxes over U.S. statutory rate	35	31	25
Other items	(15)	85	13
Income tax expense	$2,442	$2,168	$1,928

Wayside Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in tables in thousands, except per share amounts)

The Company receives a tax deduction from the gains realized by employees on the exercise of certain non-qualified stock options for which the benefit is recognized as a component of stockholders’ equity.

We adopted the provisions of FASB ASC 740 “Income Taxes” as of January 1, 2007. This standard clarified the accounting for uncertainties in income taxes. The standard prescribes criteria for recognition and measurement of tax positions. It also provides guidance on derecognition, classification, interest and penalties, and disclosures related to income taxes associated with uncertain tax positions.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal consolidated tax return and its state tax return in New Jersey and its Canadian tax return as “major” tax jurisdictions, as defined. The only periods subject to examination for the Company's federal return are the 2008 and 2009 tax years. The audit of the tax years 2006 and 2007 has been completed, with no adjustments proposed by the Internal Revenue Service.  The current periods subject to examination for the Company's state returns in New Jersey are years 2008 and 2009. The current periods subject to examination for the Company’s Canadian tax returns are the years 2006 through 2009. The Company did not record a cumulative effect adjustment related to adoption of accounting for uncertainties in income taxes.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Federal, State and Foreign Tax
Balance at January 1, 2009	$230
Additions based on tax positions related to current year	-
Gross Unrecognized Tax Benefit at December 31, 2009	$230
Net Unrecognized Tax Benefit at December 31, 2009	$78

The net Unrecognized Tax Benefit is included as a component of Other Liabilities within the Consolidated Balance Sheet. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $78 thousand. Interest expense and penalties related to unrecognized tax benefits are classified as income tax expense.  The amount of interest and penalties was insignificant for the years ended December 31, 2009, 2008 and 2007.

For financial reporting purposes, income before income taxes includes the following components:

	Year ended December 31
	2007	2008	2009
United States	$5,556	$4,825	$4,382
Canada	589	509	413
	$6,145	$5,334	$4,795

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

At the annual stockholder’s meeting held on June 14, 2006, the Company’s stockholders approved the 2006 Stock-Based Compensation Plan (the “2006 Plan”). The 2006 Plan authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses, and other equity-based awards. The number of shares of Common Stock initially available under the 2006 Plan is 800,000.  As of December 31, 2009 the number of shares of common stock available for future award grants to employees and directors under this plan is 273,500.

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

During 2009, the Company granted a total of 140,000 shares of restricted stock to officers, and employees. These shares vest over 60 months.

Wayside Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in tables in thousands, except per share amounts)

Changes during 2007, 2008 and 2009 in options outstanding for the combined plans were as follows:
	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2007	602,335	$7.56
Granted in 2007	-	-
Canceled in 2007	-	-
Exercised in 2007	(159,445)	6.75
Outstanding at December 31, 2007	442,890	7.85
Granted in 2008	-	-
Canceled in 2008	(5,000)	12.85
Exercised in 2008	(45,000)	4.96
Outstanding at December 31, 2008	392,890	8.12
Granted in 2009	-	-
Canceled in 2009	-	-
Exercised in 2009	-	-
Outstanding at December 31, 2009	392,890	8.12
Exercisable at December 31, 2009	392,890	$8.12

The options exercisable at December 31, 2008 and 2009 were 392,890 and 392,890, respectively.

 The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2009 was $0.2 million. The intrinsic value is calculated as the difference between the market value as of December 31, 2009 and the exercise price of the shares. The market value as of December 31, 2009 was $7.95 as reported by The NASDAQ Global Market.

Stock options outstanding at December 31, 2009 are summarized as follows:

Range of Exercise Prices	Outstanding Options as of December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable as of December 31, 2009	Weighted Average Exercise Price

$2.00 – $2.99	18,500	2.7	$2.13	18,500	$2.13
3.00 – 6.99	28,750	0.8	3.73	28,750	3.73
7.00 – 9.99	290,000	4.4	8.03	290,000	8.03
10.00–12.99	55,640	5.3	12.85	55,640	12.85
	392,890	4.2	$8.12	392,890	$8.12

Under the various plans, options that are cancelled can be reissued. At December 31, 2009 no options were reserved for future issuance.

Wayside Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in tables in thousands, except per share amounts)

A summary of nonvested shares of restricted stock awards outstanding under the Company’s 2006 Plan as of December 31, 2009 and changes during the year then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2007	293,500	$13.68
Granted in 2007	30,000	12.69
Vested in 2007	(43,750)	13.76
Forfeited in 2007	(12,500)	14.57
Nonvested shares at December 31, 2007	267,250	13.47
Granted in 2008	57,500	10.68
Vested in 2008	(56,500)	13.00
Forfeited in 2008	(3,500)	14.85
Nonvested shares at December 31, 2008	264,750	12.76
Granted in 2009	140,000	7.55
Vested in 2009	(77,500)	11.52
Forfeited in 2009	-	-
Nonvested shares at December 31, 2009	327,250	$11.03

As of December 31, 2009, there was approximately $3.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 4.8 years.

For the years ended December 31, 2007, 2008 and 2009, we recognized share-based compensation cost of approximately $0.6 million, $0.7 million and $0.9 million, respectively, which is included in general and administrative expenses.  The Company does not capitalize any share-based compensation cost.

The actual tax benefits realized from non-qualified stock option exercises totaled $0.5million, $0.0 million and $0 million for the years ended December 31, 2007, 2008 and 2009, respectively. In accordance with ASC 178, in the Consolidated Statement of Cash Flows, the Company classified tax benefits from stock option exercises as cash provided by financing activities.

8.  Defined Contribution Plan

The Company maintains a defined contribution plan covering substantially all domestic employees. Participating employees may make contributions to the plan, through payroll deductions. Matching contributions are made by the Company equal to 50% of the employee’s contribution to the extent such employee contribution did not exceed 6% of their compensation.  During the years ended December 31, 2007, 2008 and 2009, the Company expensed approximately $121 thousand, $130 thousand and $116 thousand, respectively, related to this plan.

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

2010	$366
2011	318
2012	303
2013	-
2014	-
$987

Rent expense for the years ended December 31, 2007, 2008 and 2009 was approximately $380 thousand, $371 thousand and $354 thousand, respectively.

Employment Agreements

In the second quarter of 2007 the Vice President of Marketing and Business Development resigned from his position with the Company.

In connection with the resignation, the Company issued a letter (the "Resignation Letter").  Pursuant to the Resignation Letter, the Company paid the former executive his current salary of $150 thousand (plus payments for unused vacation time) in 24 equal semimonthly installments. The Company expensed the $150 thousand ratably over the term of the consulting agreement which was one year following the Resignation Letter.

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

10. Industry, Segment and Geographic Information

The Company markets software to software development and information technology professionals in the United States and Canada.

Geographic revenue and identifiable assets related to operations as of and for the years ended December 31, 2007, 2008 and 2009 were as follows:

	2007	2008	2009
Net sales to Unaffiliated Customers:
United States	$156,602	$155,193	$135,020
Canada	23,263	18,832	11,364
Total	$179,865	$174,025	$146,384

Identifiable Assets by Geographic Areas at December 31,	2008	2009
United States	$44,690	$50,236
Canada	2,795	3,431
Total	$47,485	$53,667

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

	Year Ended
	December 31,
Revenue:	2007	2008	2009
Programmer’s Paradise	$44,814	$56,893	$48,326
Lifeboat	135,051	117,132	98,058
	179,865	174,025	146,384
Gross Profit:
Programmer’s Paradise	$5,781	$6,509	$5,652
Lifeboat	11,454	10,288	9,941
	17,235	16,797	15,593
Direct Costs:
Programmer’s Paradise	$2,891	$2,876	$2,650
Lifeboat	2,885	2,915	2,866
	5,776	5,791	5,516
Income Before Taxes:
Programmer’s Paradise	2,890	3,632	3,002
Lifeboat	8,569	7,373	7,075
Segment Income	11,459	11,005	10,077
General and administrative	6,305	6,415	5,803
Interest income	989	741	521
Foreign currency translation gains	2	3	-
Income before taxes	$6,145	$5,334	$4,795

Selected Assets By Segment:
Programmer’s Paradise	$18,329	$21,591
Lifeboat	7,529	13,317
Segment Select Assets	25,858	34,908
Corporate Assets	21,627	18,759
Total Assets	$47,485	$53,667

The Company had two major customers that accounted for more than 10% of total sales for 2009. For the year ended December 31, 2009, CDW and Software House International accounted for 10.5% and 10.7% of consolidated net sales, respectively. These same customers accounted for 11.3% and 4.1% of total net accounts receivable as of December 31, 2009.  The Company had no major customers that accounted for more than 10% of total sales for 2008. One customer, CDW Corporation, accounted for 10.9%, of consolidated net sales in 2007. Our top five customers accounted for 36%, 31%, and 28% of consolidated net sales in 2009, 2008 and 2007, respectively.

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

In 2008, the Company took an additional charge of $141 thousand to fully reserve for the remaining costs of the lease, as it was determined that due to the downturn in the commercial real estate market in Long Island and with only a short time remaining on our lease that it would be unlikely to secure another subtenant.

12. Quarterly Results of Operations (Unaudited)

The following table presents summarized quarterly results for 2009:

	First	Second	Third	Fourth

Net sales	$31,750	$37,032	$35,310	$42,292
Gross profit	3,467	4,081	3,695	4,350
Net income	578	790	599	900

Basic net income per common share	$0.13	$0.18	$0.14	$0.20
Diluted net income per common share	$0.13	$0.18	$0.13	$0.20

The following table presents summarized quarterly results for 2008:

	First	Second	Third	Fourth

Net sales	$40,506	$48,096	$45,392	$40,031
Gross profit	3,745	4,298	4,252	4,501
Net income	629	823	811	903

Basic net income per common share	$0.14	$0.19	$0.18	$0.21
Diluted net income per common share	$0.14	$0.18	$0.18	$0.20

Wayside Technology Group, Inc. and Subsidiaries
Schedule II--Valuation and Qualifying Accounts
(In Thousands)

Description	Beginning Balance	Charged to Cost and Expense	Deductions	Ending Balance

Year ended December 31, 2007
Allowances for accounts receivable	$946	$109	$147	$908
Reserve for inventory obsolescence	$52	$(2)	$11	$39
Year ended December 31, 2008
Allowances for accounts receivable	$908	$457	$279	$1,086
Reserve for inventory obsolescence	$39	$15	$(2)	$56
Year ended December 31, 2009
Allowances for accounts receivable	$1,086	$126	$115	$1,097
Reserve for inventory obsolescence	$56	$(10)	$26	$20