Form 10-Q
period 2010-03-31
Wayside Technology Group, Inc.
filed 2010-05-10
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

There were 4,810,232 outstanding shares of Common Stock, par value $.01 per share, as of May 6, 2010, not including 474,268 shares classified as treasury stock.

PART I – FINANCIAL INFORMATION
WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,410	$8,560
Marketable securities	6,550	7,571
Accounts receivable, net of allowances of $1,172 and $1,097, respectively	27,822	27,040
Inventory, net	1,230	967
Prepaid expenses and other current assets	788	998
Deferred income taxes	638	677
Total current assets	46,438	45,813

Equipment and leasehold improvements, net	444	432
Accounts receivable-long-term	5,043	6,901
Other assets	40	38
Deferred income taxes	414	483

Total assets	$52,379	$53,667

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$27,770	$29,230

Other liabilities	78	78
Total liabilities	27,848	29,308

Commitments and contingencies

Stockholders’ equity
Common stock, $.01 par value; 10,000,000 shares authorized, 5,284,500 shares issued; 4,824,953 and 4,688,844 shares outstanding, respectively	53	53
Additional paid-in capital	24,515	24,826
Treasury stock, at cost, 459,547 and 595,656 shares, respectively	(3,060)	(3,555)
Retained earnings	2,640	2,727
Accumulated other comprehensive income	383	308
Total stockholders’ equity	24,531	24,359
Total liabilities and stockholders’ equity	$52,379	$53,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands, except per share data)

	Three months ended
	March 31,
	2010	2009
Net sales	$40,358	$31,750
Cost of sales	36,390	28,283
Gross profit	3,968	3,467
Selling, general and administrative expenses	3,030	2,651
Income from operations	938	816
Interest income, net	108	148
Realized foreign exchange gain (loss)	1	(1)
Income before income tax provision	1,047	963
Provision for income taxes	424	385
Net income	$623	$578
Net income per common share - Basic	$0.14	$0.13
Net income per common share – Diluted	$0.14	$0.13
Weighted average common shares outstanding-Basic	4,371	4,386
Weighted average common shares outstanding-Diluted	4,425	4,413
Dividends paid per common share	$0.15	$0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

     WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (loss)	Total

Balance at January 1, 2010	5,284,500	$53	$24,826	595,656	$(3,555)	$2,727	$308	$24,359
Net Income						623		623
Other comprehensive income :

Translation adjustment							80	80
Unrealized loss on available-
for-sale securities							(5)	(5)
Comprehensive income								698
Dividends paid						(710)		(710)
Share-based compensation expense			301					301
Restricted stock grants			(612)	(150,000)	612			-
Treasury shares repurchased				13,891	(117)			(117)
Balance at March 31, 2010	5,284,500	$53	$24,515	459,547	$(3,060)	$2,640	$383	$24,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months ended
	March 31,
	2010	2009

Net income	$623	$578
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	78	78
Bad debt expense	-	9
Deferred income taxes	109	113
Share-based compensation expense	301	184
Changes in operating assets and liabilities:
Accounts receivable	1,136	(2,576)
Inventory	(264)	247
Prepaid expenses and other current assets	211	211
Accounts payable and accrued expenses	(1,489)	244
Net change in other assets and liabilities	(4)	24
Net cash provided by (used) in operating activities	701	(888)

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,827)	(4,663)
Redemptions of available-for-sale securities	2,843	4,240
Capital expenditures	(89)	(56)
Net cash provided by (used in) provided by investing activities	927	(479)

Cash flows from financing activities:
Dividend paid	(710)	(692)
Treasury stock repurchased	(117)	(27)
Tax expense from share- based compensation	-	(20)
Net cash used in financing activities	(827)	(739)

Effect of foreign exchange rate on cash	49	(27)

Net increase (decrease) in cash and cash equivalents	850	(2,133)
Cash and cash equivalents at beginning of period	8,560	9,349
Cash and cash equivalents at end of period	$9,410	$7,216

Supplementary disclosure of cash flow information:
Income taxes paid	$222	$649

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
March 31, 2010

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

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, stock-based compensation and costs associated with exit or disposal activities, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the opinion of the Company’s management, all adjustments that are of a normal recurring nature, considered necessary for fair presentation, have been included. Actual results may differ from these estimates under different assumptions or conditions. The unaudited condensed consolidated statements of earnings for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities Exchange Commission for the year ended December 31, 2009.

2.           In January 2010, the FASB issued  Accounting  Standards  Update (ASU) 2010-06, “Fair Value  Measurements and Disclosures:  Improving  Disclosures About Fair Value Measurements.”  This FASB requires additional disclosures about the fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments.  For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately.  ASU 2010-06 is effective for interim and annual financial periods beginning after December 15, 2009, and did not have a material impact on the Company's financial statements.

3.           Assets and liabilities of the Company’s Canadian subsidiary have been translated at current exchange rates, and related sales and expenses have been translated at average rates of exchange in effect during the period. The sales from our Canadian operations in the first three months of 2010 was $3.4 million as compared to $2.6 million for the first three months of 2009.

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

6.           Vendor rebates and price protection are recorded when earned as a reduction to cost of sales or merchandise inventory, as applicable. Cooperative reimbursements from vendors, which are earned and available, are recorded in the period the related advertising expenditure is incurred. Cooperative reimbursements are recorded as reduction in cost of sales in accordance with ASC Topic 605-50 “Accounting by a Customer (including reseller) for Certain Consideration Received from a Vendor.”

7.           The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value at March 31, 2010 and December 31, 2009, because of the relative short maturity of these instruments.

Investments in available-for-sale securities at March 31, 2010 were (in thousands):

	Cost	Market value	Unrealized Gain (loss)

U.S. Government Securities	$2,024	$2,024	$-
Certificates of deposit	4,541	4,526	$(15)
Total Marketable securities	$6,565	$6,550	$(15)

The cost and market value of the Company’s investments at March 31, 2010 by contractual maturity were (in thousands):

		Estimated
	Cost	Fair Value

Due in one year or less	$6,565	$6,550

Investments in available-for-sale securities at December 31, 2009 were (in thousands):

	Cost	Market value	Unrealized Gain (loss)
U.S. Government Securities	$4,064	$4,064	$-
Certificates of deposit	3,517	3,507	$(10)
Total Marketable securities	$7,581	$7,571	$(10)

The cost and market value of the Company’s investments at December 31, 2009 by contractual maturity were (in thousands):

		Estimated
	Cost	Fair Value

Due in one year or less	$7,581	$7,571

8.           Effective January 1, 2008, the Company adopted FASB ASC Topic 820 “Fair Value Measurement and Disclosure”, which establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. The Company uses the following methods for determining fair value in accordance with ASC Topic 820. For assets and liabilities that are measured using quoted prices in active markets for the identical asset or liability, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs (Level 1). Assets and liabilities that are measured using significant other observable inputs are valued by reference to similar assets or liabilities, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data (Level 2). For all remaining assets and liabilities for which there are no significant observable inputs, fair value is derived using an assessment of various discount rates, default risk, credit quality and the overall capital market liquidity (Level 3).

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheet:

		Fair Value Measurements at March 31, 2010 Using
(In thousands) Description	Balance at March 31, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government Securities	$2,024	$2,024	$-	$-

Certificates of deposit	$4,526	$-	$4,526	$-

		Fair Value Measurements at December 31, 2009 Using
(In thousands) Description	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government Securities	$4,064	$4,064	$-	$-

Certificates of deposit	$3,507	$-	$3,507	$-

U.S. Government Securities - U.S. government securities are valued using quoted market prices. Accordingly, U.S. government securities are categorized in Level 1 of the fair value hierarchy.

Certificates of deposit - The fair value of certificates of deposit is estimated using third-party quotations. These deposits are categorized in Level 2 of the fair value hierarchy.

9.             Balance Sheet Detail – (in thousands):

Equipment and leasehold improvements consist of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Equipment	$2,612	$2,528
Leasehold improvements	559	549
	3,171	3,077
Less accumulated depreciation and amortization	(2,727)	(2,645)
	$444	$432

Accounts payable and accrued expenses consist of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Trade accounts payable	$26,199	$27,552
Other accrued expenses	1,571	1,678
	$27,770	$29,230

Accumulated other comprehensive income consists of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Foreign currency translation adjustments	$398	$318
Unrealized gain (loss) on marketable securities	(15)	(10)
	$383	$308

10.         Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed considering the potentially dilutive effect of outstanding stock options and nonvested shares of restricted stock. A reconciliation of the numerators and denominators of the basic and diluted per share computations follows (in thousands, except share and per share data):

	Three months ended
	March 31,
	2010	2009
Numerator:
Net income	$623	$578
Denominator:
Weighted average shares (Basic)	4,371	4,386
Dilutive effect of outstanding options and nonvested shares of restricted stock	54	37

Weighted average shares including assumed conversions (Diluted)	4,425	4,413

Basic net income per share	$0.14	$0.13
Diluted net income per share	$0.14	$0.13

11.         The Company had no major vendors that accounted for more than 10% of total purchases for the three months ended March 31, 2010. The Company had two major vendors that accounted for 14.3% and 12.1% of total purchases, respectively, during the three months ended March 31, 2009. The Company had one major customer that accounted for 17.1% and 11.0% of total net sales during the three months ended March 31, 2010 and 2009, respectively and 18.2% of total accounts receivable as of March 31, 2010.

12.         The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2006. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. Accrued interest is insignificant and there are no penalties accrued at March 31, 2010. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

The provision consists of the following (in thousands):

	Three months ended
	March 31,
	2010	2009
Current:
Federal	$215	$202
State	62	49
Canada	38	21
	315	272

Deferred tax expense	109	113
	$424	$385
Effective tax rate	40.5%	40.0%

A reconciliation of the beginning and ending amount of net unrecognized tax benefits is as follows (in thousands):

Federal, State and Foreign Tax
Balance at January 1, 2010	$78
Additions based on tax positions related to current year	-
Net Unrecognized Tax Benefit at March 31, 2010	$78

The net Unrecognized Tax Benefit is included as a component of Other Liabilities within the Condensed Consolidated Balance Sheet.

13.           The 2006 Stock- Based Compensation Plan (the “2006 Plan”). The 2006 Plan authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses, and other equity-based awards. The total number of shares of Common Stock initially available under the 2006 Plan was 800,000. As of March 31, 2010, the number of shares of common stock available for future award grants to employees and directors under this plan is 123,500.

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

In February 2010, the Company granted a total of 150,000 shares of restricted stock to officers, directors and employees. These shares vest over 60 months.

In July 2008, the Company approved the increase of its common stock repurchase program by 500,000 shares. The Company expects to purchase shares from time to time in the market or otherwise subject to market conditions

Changes during 2010 in options outstanding for the Company’s combined plan (i.e., the 2006 Plan, the 1995 Non-Employee Director Plan and the 1995 Stock Option Plan) were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($M)(1)
Outstanding at January 1, 2010	392,890	$8.12
Granted in 2010	-	-
Canceled in 2010	-	-
Exercised in 2010	-	-
Outstanding at March 31, 2010	392,890	$8.12	4.0	$0.3
Exercisable at March 31, 2010	392,890	$8.12	4.0	$0.3

(1) The intrinsic value is calculated as the difference between the market value on the last trading day of the quarter (March 31, 2010) and the exercise price of the options. The market value as of March 31, 2010 was $9.14 per share represented by the closing price as reported by The NASDAQ Global Market on that day.

A summary of nonvested shares of restricted stock awards outstanding under the Company’s 2006 Plan as of March 31, 2010, and changes during the three months then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2010	327,250	$11.03
Granted in 2010	150,000	8.57
Vested in 2010	(28,625)	10.51
Forfeited in 2010	-	-
Nonvested shares at March 31, 2010	448,625	$10.24

As of March 31, 2010, there is approximately $4.6 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 4.7 years.

For the three months ended March 31, 2010 and 2009, the Company recognized share-based compensation cost of approximately $301,000 and $184,000, respectively, which is included in general and administrative expense.

14.           ASC Topic 280, “Segment Reporting,” requires that public companies report profits and losses and certain other information on their “reportable operating segments” in their annual and interim financial statements. The internal organization used by the Company’s Chief Operating Decision Maker (CODM) to assess performance and allocate resources determines the basis for reportable operating segments. The Company’s CODM is the Chief Executive Officer.

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

The following segment reporting information of the Company is provided (in thousands):

	Three months ended
	March 31,
Revenue:	2010	2009
Programmer’s Paradise	$11,241	$11,507
Lifeboat	29,117	20,243
	40,358	31,750
Gross Profit:
Programmer’s Paradise	$1,323	$1,468
Lifeboat	2,645	1,999
	3,968	3,467
Direct Costs:
Programmer’s Paradise	$711	$670
Lifeboat	838	652
	1,549	1,322
Segment Income:
Programmer’s Paradise	$612	$798
Lifeboat	1,807	1,347
Segment Income	2,419	2,145

Corporate general and administrative expenses	$1,481	$1,329
Interest income	108	148
Foreign currency translation gain (loss)	1	(1)
Income before taxes	$1,047	$963

Selected Assets By Segment:
Programmer’s Paradise	$18,109	$11,872
Lifeboat	15,979	10,206
Corporate assets	18,291	25,574
Segment Selected Assets	$52,379	$47,652

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of risk and uncertainties, including those set forth under the heading “Certain Factors Affecting Results of Operations and Stock Price” and elsewhere in this report and those set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the accompanying unaudited  condensed consolidated financial statements and related notes included in this report and the consolidated financial statements and related notes included in our 2009 Annual Report on Form 10-K.

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

We believe that as a result of the ongoing general economic downturn, our current and potential customers are delaying or reducing technology purchases, resulting in longer sales cycles, slower adoption of new technologies and increased price competition. The increase in price competition has led to lower gross profit margins as a percentage of sales. For more details on the possible impact of conditions in the financial markets and the economic downturn on us, see “--Liquidity and Capital Resources” below.

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company's condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Three months ended
	March 31,
	2010	2009
Net sales	100.0%	100.0%
Cost of sales	90.2	89.1
Gross profit	9.8	10.9
Selling, general and administrative expenses	7.5	8.3
Income from operations	2.3	2.6
Interest income, net	0.3	0.4
Realized foreign currency exchange gain(loss)	-	-
Income before income taxes	2.6	3.0
Provision for income taxes	1.1	1.2
Net income	1.5%	1.8%

Net Sales

Net sales for the first quarter of 2010 increased 27% or $8.6 million to $40.4 million compared to $31.7 million for the same period in 2009. Total sales for the first quarter of 2010 for our Lifeboat segment were $29.1 million compared to $20.2 million in the first quarter of 2009, representing an increase of $8.9 million or 44%. Total sales for the first quarter of 2010 for our Programmer’s Paradise segment were $11.2 million compared to $11.5 million in the first quarter of 2009, representing a 2% decrease.

Sales from our Lifeboat segment showed strong growth. The 44% increase in net sales in the first quarter of 2010 compared to 2009 was mainly a result of our continued focus on the expanding virtual infrastructure-centric business, the addition of several key product lines, and the strengthening of our account penetration.

Gross Profit

Gross Profit for the quarter ending March 31, 2010 was $4.0 million compared to $3.5 million in the first quarter of 2009, a 14% increase. Total gross profit for our Lifeboat segment was $2.7 million compared to $2.0 million in the first quarter of 2009, representing a 32% increase. This increase in gross profit was due to aggressive sales volume growth within our Lifeboat segment. Total gross profit for our Programmer’s Paradise segment was $1.3 million compared to $1.5 million in the first quarter of 2009, representing a 10% decrease. This decrease was primarily due to the lower sales volume and competitive pricing pressure.

Total gross profit margin as a percentage of net sales decreased from 10.9% for the three months ended March 31, 2009 to 9.8% for the three months ended March 31, 2010.The increase in gross profit dollars and the decrease in gross profit margin as a percentage of net sales are primarily caused by the aggressive sales growth within our Lifeboat segment, driven in part by our having won several large bids based on aggressive pricing, which we plan to continue to do. Gross profit margin for our Lifeboat segment was 9.1% compared to 11.8% for our Programmer’s Paradise segment in the first quarter of 2010. The decrease in gross margin of our Lifeboat segment to 9.1% from 9.9% in the first quarter of 2009 mainly reflects the competitive nature of our business and a shift in our product mix.

Selling, General and Administrative Expenses

Total selling, general, and administrative ("SG&A") expenses for the first quarter of 2010 were $3.0 million compared to $2.7 million in the first quarter of 2009, which was mainly the result of an increase in employee related expenses (salaries, commissions, bonus and benefits) of $0.2 million and an increase in stock compensation of $0.1 million. As a percentage of net sales, SG&A expenses for the first quarter of 2010 were 7.5% compared to 8.3% in the first quarter of 2009.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary by quarter depending on changes in sales volume, and levels of continuing investments in information technology and marketing. We continue to monitor our SG&A expenses closely.

Direct selling costs (a component of SG&A) for the first quarter of 2010 were $1.5 million compared to $1.3 million in the first quarter of 2009. Total direct selling costs for our Programmer’s Paradise segment for the first quarter of 2010 were $0.7 million compared to $0.7 million in the same period in 2009. Total direct selling costs for our Lifeboat segment for the first quarter of 2010 were $0.8 million compared to $0.7 million in the first quarter of 2009.

Foreign Currency Transactions Gain (Loss)

The realized foreign exchange gain for the quarter ended March 31, 2010 was $1,000 compared to a foreign exchange loss of $1,000 for the same period in 2009. Foreign exchange gains and losses primarily result from our trade activity with our Canadian subsidiary. Although the Company does maintain bank accounts in Canadian currencies to reduce currency exchange fluctuations, the Company is, nevertheless, subject to risks associated with such fluctuations.

Income Taxes

For the quarter ended March 31, 2010, the Company recorded a provision for income taxes of $424,000 which consists of a provision of $215,000 for U.S. federal income taxes as well as a $62,000 provision for state and local taxes and $38,000 for Canadian taxes, and a deferred tax expense of $109,000. For the quarter ended March 31, 2009, the Company recorded a provision for income taxes of $384,000, which consists of a provision of $202,000 for U.S. federal income taxes as well as $49,000 for state and local taxes and $21,000 for Canadian taxes, and a deferred tax expense of $113,000.

Liquidity and Capital Resources

During the first three months of 2010 our cash and cash equivalents increased by $0.9 million to $9.4 million at March 31, 2010, from $8.5 million at December 31, 2009. During the first three months of 2010, net cash provided by operating activities amounted to $0.7 million; net cash provided by investing activities amounted to $0.9 million and net cash used in financing activities amounted to $0.8 million.

Net cash provided by operating activities in the first three months of 2010 was $0.7 million and primarily resulted from a $1.1 million decrease in accounts receivable and $1.1 million from net income excluding non-cash charges partially offset by a decrease in accounts payable of $1.5 million. The decrease in accounts receivable and accounts payable was mainly due to lower sales volume compared to the fourth quarter of 2009.

Net cash provided by investing activities in the first three months of 2010 amounted to $0.9 million. This primarily resulted from net sales of $1.0 million in marketable securities. These securities are highly rated and highly liquid. These securities are classified as available-for-sale securities in accordance with ASC Topic 320 “Investments in Debt and Equity Securities”, and as a result, unrealized gains and losses are reported as part of accumulated other comprehensive income (loss). Net sales of $1.0 million in marketable securities were partially offset by $0.1 million of capital expenditures.

Net cash used in financing activities in the first three months of 2010 amounted to $0.8 million. This consisted primarily of dividends paid of $0.7 million and treasury stock purchases of $0.1 million.

The Company’s current and anticipated use of its cash and cash equivalents is, and will continue to be, to fund working capital, operational expenditures, the stock buyback program and dividends if declared by the board of directors. Our business plan furthermore contemplates our continuing use of our cash to pay vendors promptly in order to obtain more favorable terms.

We believe that the funds held in cash  and cash equivalents will be sufficient to fund our working capital and cash requirements for at least the next 12 months. Currently we do not have any credit facility and, in the foreseeable future, we do not plan to enter into an agreement providing for a line of credit.

We believe that as a result of the ongoing general economic downturn, our current and potential customers are delaying or reducing technology purchases, resulting in longer sales cycles, slower adoption of new technologies and increased price competition. The increase in price competition has led to lower gross profit margins as a percentage of sales. In addition, the ongoing disruption in the global financial markets may adversely affect the ability of some of our customers to obtain financing.  If this trend continues, it may make it more difficult for some of our customers to perform their obligations under our agreements with them, which in turn could delay the receipt of payment from those customers.  Limited access to financing may also affect our vendors' ability to supply products, and could result in changes in vendor terms and conditions, such as rebates, cash discounts and cooperative marketing efforts, which may result in downward pressure on our gross margins. The realization of any or all of these risks could have a material adverse effect on our business, results of operation and financial condition and on our stock price.

Contractual Obligations as of March 31, 2010 were summarized as follows:
(Dollars in thousands)

Payment due by Period Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Leases (1)	$874	$334	$540	-	-
Purchase Obligations	-	-	-	-	-
Other Long Term Obligations	-	-	-	-	-
Total Contractual Obligations (2)	$874	$334	$540	$-	$-

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

The Company’s Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors.  We are subject to fluctuations in the Canadian Dollar to U.S. Dollar exchange rate.

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued  Accounting  Standards  Update (ASU) 2010-06, “Fair Value Measurements and Disclosures:  Improving Disclosures About Fair Value Measurements.”  This FASB requires additional disclosures about the fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments.  For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately.  ASU 2010-06 is effective for interim and annual financial periods beginning after December 15, 2009, and did not have a material impact on the Company's financial statements.

Certain Factors Affecting Results of Operations and Stock Price

This report includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements in this report regarding future events or conditions, including statements regarding industry prospects and the Company’s expected financial position, results of operations (including sales and gross profit margin), business and financing plans, are forward-looking statements. . These statements can be identified by forward-looking words such as “may,” “will,” “expect,” “intend”, “anticipate,” “believe,” “estimate” and “continue” or similar words. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Substantial risks and uncertainties could cause actual results to differ materially from those indicated by such forward-looking statements, including, but not limited to, the continued acceptance of the Company’s distribution channel by vendors and customers, the timely availability and acceptance of new products, product mix, market conditions, contribution of key vendor relationships and support programs, as well as factors that affect the software industry in general and other factors. We strongly urge current and prospective investors to carefully consider the cautionary statements and risks contained in this report and our annual report on Form 10-K for the year ended December 31, 2009.

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

The Company’s $6.5 million investments in marketable securities at March 31, 2010 are invested in highly rated and liquid U.S. government securities and insured certificates of deposit. The remaining cash balance is invested in short-term savings accounts with our primary bank, JPMorgan Chase Bank. As such, the risk of significant changes in the value of our cash invested is minimal.

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2- Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the purchase of Common Stock by the Company and its affiliated purchasers during the first quarter of 2010.

ISSUER PURCHASE OF EQUITY SECURITIES

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Period	(1)		(2)		(3)	(4)

January 1, 2010- January 31, 2010	-		-	-	-	501,786
February 1, 2010- February 28, 2010	13,856	(1)	$8.45	3,475	$8.45	498,311
March 1, 2010- March 31, 2010	35		$8.31	35	$8.31	498,276
Total	13,891		$8.45	3,510	$8.09	498,276

(1) Includes 10,381 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of restricted common stock. These shares are not included in the stock repurchase referred to in footnote (4) below.

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

Item 6. Exhibits

(a)	Exhibits

10.78	Restricted Stock Letter, dated February 9, 2010, between Kevin Scull and Wayside Technology Group, Inc.

10.79	Restricted Stock Letter, dated February 9, 2010, between Richard Bevis and Wayside Technology Group, Inc.

10.80	Restricted Stock Letter, dated February 9, 2010, between Simon Nynens and Wayside Technology Group, Inc.

10.81	Restricted Stock Letter, dated February 9, 2010, between Vito Legrottaglie and Wayside Technology Group, Inc.

10.82	Restricted Stock Letter, dated February 9, 2010, between Daniel Jamieson and Wayside Technology Group, Inc.

10.83	Restricted Stock Letter, dated February 9, 2010, between Shawn Giordano and Wayside Technology Group, Inc.

10.84	Restricted Stock Letter, dated February 9, 2010, between Edwin Morgens and Wayside Technology Group, Inc.

10.85	Restricted Stock Letter, dated February 9, 2010, between William Willett and Wayside Technology Group, Inc.

10.86	Restricted Stock Letter, dated February 9, 2010, between Allan Weingarten and Wayside Technology Group, Inc.

10.87	Restricted Stock Letter, dated February 9, 2010, between Mark Boyer and Wayside Technology Group, Inc.

10.88	Restricted Stock Letter, dated February 9, 2010, between Duff Meyercord and Wayside Technology Group, Inc.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Simon F. Nynens, the Chief Executive Officer (principal executive officer) of the Company.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Kevin T. Scull, the Chief Accounting Officer (principal financial officer) of the Company.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Simon F. Nynens, the Chief Executive Officer (principal executive officer) of the Company.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Kevin T. Scull, the Chief Accounting Officer (principal financial officer) of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAYSIDE TECHNOLOGY GROUP, INC

May 10, 2010	By:	/s/ Simon F. Nynens
Date		Simon F. Nynens, Chairman of the Board, President and Chief Executive Officer

May 10, 2010	By:	/s/ Kevin T. Scull
Date		Kevin T. Scull, Vice President and Chief Accounting Officer