Form 10-Q
period 2010-06-30
Wayside Technology Group, Inc.
filed 2010-08-11
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

(732) 389-8950

Registrant’s Telephone Number

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Check One:

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 4,756,158 outstanding shares of Common Stock, par value $.01 per share, as of August 6, 2010, not including 498,342 shares classified as treasury stock.

PART I — FINANCIAL INFORMATION

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,611	$8,560
Marketable securities	7,832	7,571
Accounts receivable, net of allowances of $1,291 and $1,097, respectively	31,791	27,040
Inventory, net	1,316	967
Prepaid expenses and other current assets	1,160	998
Deferred income taxes	611	677
Total current assets	52,321	45,813

Equipment and leasehold improvements, net	412	432
Accounts receivable-long-term	4,493	6,901
Other assets	39	38
Deferred income taxes	345	483

Total assets	$57,610	$53,667

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$32,752	$29,230

Other liabilities	—	78
Total liabilities	32,752	29,308

Commitments and contingencies

Stockholders’ equity
Common stock, $.01 par value; 10,000,000 shares authorized, 5,284,500 shares issued; 4,795,057 and 4,688,844 shares outstanding, respectively	53	53
Additional paid-in capital	24,839	24,826
Treasury stock, at cost, 489,443 and 595,656 shares, respectively	(3,315)	(3,555)
Retained earnings	2,985	2,727
Accumulated other comprehensive income	296	308
Total stockholders’ equity	24,858	24,359
Total liabilities and stockholders’ equity	$57,610	$53,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales	$88,800	$68,782	$48,442	$37,032

Cost of sales	80,147	61,234	43,757	32,951

Gross profit	8,653	7,548	4,685	4,081

Selling, general and administrative expenses	6,190	5,562	3,160	2,911

Income from operations	2,463	1,986	1,525	1,170

Interest income, net	212	274	104	126

Realized foreign exchange gain (loss)	3	(1)	2	—

Income before income tax provision	2,678	2,259	1,631	1,296

Provision for income taxes	1,000	891	576	506

Net income	$1,678	$1,368	$1,055	$790

Net income per common share - Basic	$0.38	$0.31	$0.24	$0.18

Net income per common share – Diluted	$0.38	$0.31	$0.23	$0.18

Weighted average common shares outstanding-Basic	4,376	4,392	4,380	4,400

Weighted average common shares outstanding-Diluted	4,461	4,419	4,493	4,426

Dividends paid per common share	$0.30	$0.30	$0.15	$0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share amounts)

	Common Stock		Additional Paid-In	Treasury		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (loss)	Total

Balance at January 1, 2010	5,284,500	$53	$24,826	595,656	$(3,555)	$2,727	$308	$24,359
Net Income						1,678		1,678
Other comprehensive income :
Translation adjustment							(6)	(6)
Unrealized loss on available-for-sale securities							(6)	(6)
Comprehensive income								1,666
Dividends paid						(1,420)		(1,420)
Share-based compensation expense			596					596
Tax benefit from share-based compensation			11					11
Restricted stock grants, net of forfeitures			(594)	(144,975)	594			—
Treasury shares repurchased				38,762	(354)			(354)
Balance at June 30, 2010	5,284,500	$53	$24,839	489,443	$(3,315)	$2,985	$296	$24,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended
	June 30,
	2010	2009

Net income	$1,678	$1,368
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	151	146
Bad debt expense	—	82
Deferred income taxes	204	191
Share-based compensation expense	596	420
Reversal of uncertain tax position liability	(78)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,364)	(4,128)
Inventory	(349)	121
Prepaid expenses and other current assets	(162)	(162)
Accounts payable and accrued expenses	3,545	1,255
Net change in other assets and liabilities	(2)	24
Net cash provided by (used) in operating activities	3,219	(683)

Cash flows from investing activities:
Purchases of available-for-sale securities	(4,509)	(5,636)
Redemptions of available-for-sale securities	4,242	5,990
Capital expenditures	(131)	(133)
Net cash provided by (used in) provided by investing activities	(398)	221

Cash flows from financing activities:
Dividend paid	(1,420)	(1,400)
Treasury stock repurchased	(354)	(68)
Tax benefit (expense) from share-based compensation	11	(32)
Net cash used in financing activities	(1,763)	(1,500)

Effect of foreign exchange rate on cash	(7)	75

Net increase (decrease) in cash and cash equivalents	1,051	(1,887)
Cash and cash equivalents at beginning of period	8,560	9,349
Cash and cash equivalents at end of period	$9,611	$7,462

Supplementary disclosure of cash flow information:

Income taxes paid	$814	$1,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

June 30, 2010

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

2.                 In January 2010, the FASB issued  Accounting  Standards  Update (ASU) 2010-06,  “Fair Value  Measurements  and  Disclosures:  Improving  Disclosures  About Fair Value Measurements.”  This FASB requires additional disclosures about the fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments.  For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately.  ASU 2010-06 is effective for interim and annual financial periods beginning after December 15, 2009, and did not have a material impact on the Company’s financial statements.

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Receivables (Topic 310): “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASC 2010-20”). The amendments in this update require additional disclosure about the credit quality of financing receivables, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how allowances for credit losses are developed and how credit exposure is managed. ASC 2010-20 is effective for interim periods and fiscal years ending after December 15, 2010.

3.             Assets and liabilities of the Company’s Canadian subsidiary have been translated at current exchange rates, and related sales and expenses have been translated at average rates of exchange in effect during the period. The sales from our Canadian operations in the first six months of 2010 were $7.1 million as compared to $5.9 million for the first six months of 2009. The sales from our Canadian operations for the second quarter of 2010 were $3.7 million as compared to $3.3 million for the second quarter of 2009.

4.             Cumulative translation adjustments and unrealized gains (losses) on available-for-sale securities have been classified within accumulated other comprehensive income, which is a separate component of stockholders’ equity in accordance with now codified FASB ASC Topic 220, “Comprehensive Income.”

5.             The Company records revenues from sales transactions when title to products sold passes to the customer. Usual sales terms are FOB shipping point, at which time title and risk of loss has passed to the customer and delivery has occurred.  Revenue is recognized in accordance with ASC Topic 985-605 “ Software Revenue Recognition” and  ASC Topic 605-10-S99, and ASC Topic 605 -45, “Reporting Revenue Gross as a Principal versus Net as an Agent”. The majority of the Company’s revenues relates to physical products and is recognized on a gross basis with the selling price to the customer recorded as net sales and with the acquisition cost of the product to the Company recorded as cost of sales. At the time of sale, the Company also records an estimate for sales returns based on historical experience. Certain software maintenance products, third party services and extended warranties sold by the Company (for which the Company is not the primary obligor) are recognized on a net basis. Accordingly, such revenues are recognized in net sales either at the time of sale or over the contract period, based on the nature of the contract, at the net amount retained by the Company, with no cost of goods sold.

6.             Vendor rebates and price protection are recorded when earned as a reduction to cost of sales or merchandise inventory, as applicable. Cooperative reimbursements from vendors, which are earned and available, are recorded in the period in which the related advertising expenditure is incurred. Cooperative reimbursements are recorded as reduction in cost of sales in accordance with ASC Topic 605-50 “Accounting by a Customer (including reseller) for Certain Consideration Received from a Vendor.”

7.             The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value at June 30, 2010 and December 31, 2009, because of the relative short maturity of these instruments.

Investments in available-for-sale securities at June 30, 2010 were (in thousands):

	Cost	Market value	Unrealized Gain (loss)
U.S. Government Securities	$3,027	$3,028	$1
Certificates of deposit	4,821	4,804	$(17)
Total Marketable securities	$7,848	$7,832	$(16)

The cost and market value of the Company’s investments at June 30, 2010 determined by contractual maturity were (in thousands):

		Estimated
	Cost	Fair Value
Due in one year or less	$6,839	$6,822
Due in 1-2 years	$1,009	$1,010

Investments in available-for-sale securities at December 31, 2009 were (in thousands):

	Cost	Market value	Unrealized Gain (loss)
U.S. Government Securities	$4,064	$4,064	$—
Certificates of deposit	3,517	3,507	$(10)
Total Marketable securities	$7,581	$7,571	$(10)

The cost and market value of the Company’s investments at December 31, 2009 determined by contractual maturity were (in thousands):

		Estimated
	Cost	Fair Value

Due in one year or less	$7,581	$7,571

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

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheet:

		Fair Value Measurements at June 30, 2010 Using
(In thousands) Description	Balance June 30, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government Securities	$3,028	$3,028	$—	$—
Certificates of deposit	$4,804	$—	$4,804	$—

		Fair Value Measurements at December 31, 2009 Using
(In thousands) Description	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government Securities	$4,064	$4,064	$—	$—
Certificates of deposit	$3,507	$—	$3,507	$—

U.S. Government Securities - U.S. government securities are valued using quoted market prices.  Accordingly, U.S. government securities are categorized in Level 1 of the fair value hierarchy.

Certificates of deposit- The fair value of certificates of deposit is estimated using third-party quotations.  These deposits are categorized in Level 2 of the fair value hierarchy.

9.             Balance Sheet Detail — (in thousands):

Equipment and leasehold improvements consist of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Equipment	$2,650	$2,528
Leasehold improvements	548	549
	3,198	3,077
Less accumulated depreciation and amortization	(2,786)	(2,645)
	$412	$432

Accounts payable and accrued expenses consist of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Trade accounts payable	$30,929	$27,552
Other accrued expenses	1,823	1,678
	32,752	$29,230

Accumulated other comprehensive income consists of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Foreign currency translation adjustments	$312	$318
Unrealized gain (loss) on marketable securities	(16)	(10)
	$296	$308

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

	Six months ended		Three months ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net income	$1,678	$1,368	$1,055	$790
Denominator:
Weighted average shares (Basic)	4,376	4,392	4,380	4,400
Dilutive effect of outstanding options and nonvested shares of restricted stock	85	27	113	26

Weighted average shares including assumed conversions (Diluted)	4,461	4,419	4,493	4,426

Basic net income per share	$0.38	$0.31	$0.24	$0.18
Diluted net income per share	$0.38	$0.31	$0.23	$0.18

11.           The Company had no major vendors that accounted for more than 10% of total purchases for the six and three months ended June 30, 2010. The Company had one major vendor that accounted for 14.0% and 14.1% of total purchases during the six and three months, respectively, that ended June 30, 2009. The Company had two major customers that accounted for 19.1% and 10.0% of total net sales during the three months ended June 30, 2010, and 18.2% and 9.7% for the six months then ended. These same customers accounted for 19.9% and 4.1% of total net accounts receivable as of June 30, 2010. The Company had two major customers that accounted for 10.6% and 9.8% of total net sales during the six months ended June 30, 2009, and 10.3% and 10.2%, for the three months then ended.

12.           The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2006. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense when assessed. No liability was recorded for interest or penalties related to uncertain tax positions at June 30, 2010. The Company believes that it has appropriate support for the income tax positions it has taken and expects to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

The provision consists of the following (in thousands):

	Six months ended		Three months ended
	June 30,		June 30,
	2010	2009	2010	2009
Current:
Federal	$535	$512	$320	$309
State	179	122	117	74
Canada	82	66	44	45
	796	700	481	428

Deferred tax expense	204	191	95	78
	$1,000	$891	$576	$506

Effective tax rate	37.3%	39.4%	35.3%	39.0%

The effective tax rate for the six and three months ended June 30, 2010 was impacted by a benefit of $78 related to the reversal of the Company’s liability related to uncertain tax positions.

A reconciliation of the beginning and ending amount of net unrecognized tax benefits is as follows (in thousands):

Federal, State and Foreign Tax
Balance at January 1, 2010	$78
Decrease based on tax positions related to prior years	(78)
Net Unrecognized Tax Benefit at June 30, 2010	$—

The IRS examination of the Company’s 2006-2007 tax returns were completed as of March 1, 2010, and all uncertain tax positions were resolved at that time.

13.           The 2006 Stock-Based Compensation Plan (the “2006 Plan”). The 2006 Plan authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses, and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2006 Plan was 800,000. As of June 30, 2010, the number of shares of Common Stock available for future award grants to employees and directors under this 2006 plan is 128,525.

During 2006, the Company granted a total of 315,000 shares of Restricted Stock to officers, directors and employees. Included in this grant were 200,000 Restricted Shares granted to the Company’s CEO in accordance with his employment agreement. These 200,000 shares of Restricted Stock vest over 120 months. The remaining grants of Restricted Stock vest over 60 months.

During 2007, the Company granted a total of 30,000 shares of Restricted Stock to officers, directors and employees. These shares vest over 60 months. A total of 12,500 shares of Restricted Stock were forfeited as a result of employees and officers terminating employment with the Company.

During 2008, the Company granted a total of 57,500 shares of Restricted Stock to officers and directors. These shares vest over 60 months. A total of 3,500 shares of Restricted Stock were forfeited as a result of employees terminating employment with the Company.

During 2009, the Company granted a total of 140,000 shares of Restricted Stock to officers and employees. These shares vest over 20 equal quarterly installments.

In February 2010, the Company granted a total of 150,000 shares of Restricted Stock to officers, directors and employees. These shares vest over 20 equal quarterly installments. A total of 5,025 shares of Restricted Stock were forfeited as a result of employees terminating employment with the Company.

In July 2008, the Company approved the increase of its Common Stock repurchase program by 500,000 shares. The Company expects to purchase shares from time to time in the market or otherwise subject to market conditions.

Changes during 2010 in options outstanding under the Company’s the combined plan (i.e., the 2006 Plan, the 1995 Non-Employee Director Plan and the 1995 Stock Option Plan) were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($M)(1)
Outstanding at January 1, 2010	392,890	$8.12
Granted in 2010	—	—
Canceled in 2010	—	—
Exercised in 2010	—	—
Outstanding at June 30, 2010	392,890	$8.12	3.7	$0.6
Exercisable at June 30, 2010	392,890	$8.12	3.7	$0.6

(1) The intrinsic value is calculated as the difference between the market value on the last trading day of the quarter (June 30, 2010) and the exercise price of the options. The market value as of June 30, 2010 was $9.07 per share represented by the closing price as reported by The NASDAQ Global Market on that day.

A summary of nonvested shares of Restricted Stock outstanding under the Company’s 2006 Plan as of June 30, 2010, and changes during the six months then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2010	327,250	$11.03
Granted in 2010	150,000	8.57
Vested in 2010	(56,825)	10.49
Forfeited in 2010	(5,025)	10.92
Nonvested shares at June 30, 2010	415,400	$10.22

As of June 30, 2010, there is approximately $4.2 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 4.5 years.

For the six months ended June 30, 2010 and 2009, the Company recognized share-based compensation cost of approximately $596,000 and $420,000, respectively, which is included in general and administrative expense.

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

The following segment reporting information of the Company is provided (in thousands):

	Six months ended		Three months ended
	June 30		June 30,
	2010	2009	2010	2009
Revenue:
Programmer’s Paradise	$23,873	$23,495	$12,632	$11,988
Lifeboat	64,927	45,287	35,810	25,044
	88,800	68,782	48,442	37,032
Gross Profit:
Programmer’s Paradise	$2,657	$3,018	$1,334	$1,550
Lifeboat	5,996	4,530	3,351	2,531
	8,653	7,548	4,685	4,081
Direct Costs:
Programmer’s Paradise	$1,394	$1,375	$683	$705
Lifeboat	1,806	1,335	968	683
	3,200	2,710	1,651	1,388
Segment Income:
Programmer’s Paradise	$1,263	$1,643	$651	$845
Lifeboat	4,190	3,195	2,383	1,848
Segment Income	5,453	4,838	3,034	2,693

Corporate general and administrative expenses	$2,990	$2,852	$1,509	$1,523
Interest income	212	274	104	126
Foreign currency translation gain (loss)	3	(1)	2	—
Income before taxes	$2,678	$2,259	$1,631	$1,296

Selected Assets By Segment:
Programmer’s Paradise	$18,095	$11,447
Lifeboat	19,504	12,274
Corporate assets	20,011	25,464
Segment Selected Assets	$57,610	$49,185

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

Overview

The Company is organized into two reportable operating segments — the “Programmer’s Paradise” segment, which sells technical software, hardware and services directly to end-users (such as individual programmers, corporations, government agencies, and educational institutions and the “Lifeboat” segment, which distributes technical software to  end-users through corporate resellers,  value added resellers, (VARs), consultants and systems integrators.

We believe that the ongoing general economic downturn is causing our current and potential customers to delay or reduce technology purchases, resulting in longer sales cycles, slower adoption of new technologies and increased price competition. The increase in price competition has led to lower gross profit margins as a percentage of sales. For more details on the possible impact of conditions in the financial markets and the economic downturn on us, see “—Liquidity and Capital Resources” below.

More generally, the Company’s sales, gross profit and results of operations have fluctuated and are expected to continue to fluctuate on a quarterly basis as a result of a number of factors, including but not limited to: the loss of any major vendor; condition of the software industry in general; shifts in demand for software products;  our customers’ ability to meet their payment obligations in a timely manner; industry shipments of new software products or upgrades; the timing of new merchandise and catalog offerings; fluctuations in response rates; fluctuations in postage, paper, shipping and printing costs and in merchandise returns; adverse weather conditions that affect response, distribution or shipping; shifts in the timing of holidays; and changes in the Company’s product offerings. The Company’s operating expenditures are based on sales forecasts. If revenues do not meet expectations in any given quarter, operating results may be materially adversely affected.

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Six months ended		Three months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	90.3	89.0	90.3	89.0
Gross profit	9.7	11.0	9.7	11.0
Selling, general and administrative expenses	6.9	8.1	6.5	7.9

Income from operations	2.8	2.9	3.2	3.1
Interest income, net	.2	0.4	0.2	0.4
Realized foreign currency exchange gain(loss)	—	—	—	—
Income before income taxes	3.0	3.3	3.4	3.5
Provision for income taxes	1.1	1.3	1.2	1.4
Net income	1.9%	2.0%	2.2%	2.1%

Net Sales

Net sales for the second quarter of 2010 increased 31% or $11.4 million to $48.4 million compared to $37.0 million for the same period in 2009. Total sales for the second quarter of 2010 for our Lifeboat segment were $35.8 million compared to $25.0 million in the second quarter of 2009, representing an increase of $10.8 million or 43%. Total sales for the second quarter of 2010 for our Programmer’s Paradise segment were $12.6 million compared to $12.0 million in the second quarter of 2009, representing a 5% increase.

Sales from our Lifeboat segment showed strong growth. The increase in net sales for the three and six months ended June 30, 2010  compared to the same periods in 2009, was mainly a result of our continued focus on the expanding virtual infrastructure-centric business, the addition of several key product lines, and the strengthening of our account penetration.

For the six months ended June 30, 2010, net sales increased 29% or $20.0 million to $88.8 million compared to $68.8 million for the same period in 2009. Sales for the six months ended June 30, 2010 for our Lifeboat segment were $64.9 million compared to $45.3 million for the same period last year. Sales for the six months ended June 30, 2010 for our Programmer’s Paradise segment were $23.9 million compared to $23.5 million for the same period last year.

Gross Profit

Gross Profit for the quarter ended June 30, 2010 was $4.7 million compared to $4.1 million for the second quarter of 2009, a 15% increase. Total gross profit for our Lifeboat segment was $3.4 million compared to $2.5 million in the second quarter of 2009, representing a 32% increase. This increase in gross profit was due to aggressive sales volume growth within our Lifeboat segment. Total gross profit for our Programmer’s Paradise segment was $1.3 million compared to $1.6 million in the second quarter of 2009, representing a 14% decrease. This decrease was primarily due to competitive pricing pressure.

For the six months ended June 30, 2010 gross profit increased by $1.1 million to $8.6 million compared to $7.5 million for the same period in 2009. Lifeboat’s gross profit for the six months ended June 30, 2010 was $6.0 million compared to $4.5 million for the first six months of 2009. Programmer’s Paradise gross profit for the six months ended June 30, 2010 was $2.7 million compared to $3.0 million for the first six months of 2009.

Gross profit margin, i.e., gross profit as a percentage of net sales, for the quarter ending June 30, 2010 was 9.7% compared to 11.0% for the second quarter of 2009. Gross profit margin for the six months ended June 30, 2010 was 9.7% compared to 11.0% in the same period last year. Gross profit margin for our Lifeboat segment for the second quarter of 2010 was 9.4% compared to 10.1% for the second quarter of 2009. Gross profit margin for our Programmer’s Paradise segment for the second quarter of 2010 was 10.6% compared to 12.9% for the second quarter of 2009.

The increase in gross profit dollars and the decrease in gross profit margin was primarily caused by the aggressive sales growth within our Lifeboat segment offset in part, by competitive pricing pressure in both segments, and, in part, by our having won several large bids based on aggressive pricing, which we plan to continue to do.

Selling, General and Administrative Expenses

Total selling, general, and administrative (“SG&A”) expenses for the second quarter of 2010 were $3.2 million compared to $2.9 million for the second quarter of 2009, which was mainly the result of a increase in employee and employee-related expenses (salaries, commissions, and bonus accruals and benefits)  of $0.3 million in 2010 compared to 2009. As a percentage of net sales, SG&A expenses for the second quarter of 2010 were 6.5% compared to 7.9% for the second quarter of 2009. For the six months ended June 30, 2010 SG&A expenses were $6.2 million compared to $5.6 million in the same period last year, due mainly to an increase in employee and employee-related expenses of $0.5 million in 2010 compared to 2009. As a percentage of net sales, SG&A expenses were 6.9% for the six months ended June 30, 2010 compared to 8.1% for the same period last year.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary by quarter depending on changes in sales volume, and levels of continuing investments in information technology and marketing. We continue to monitor our SG&A expenses closely.

Direct selling costs for the second quarter of 2010 were $1.7 million compared to $1.4 million for  the second quarter of 2009. Total direct selling costs for our Programmer’s Paradise segment for the second quarter of 2010 were $0.7 million compared to $0.7 million for the same period in 2009. Total direct selling costs for our Lifeboat segment for the second quarter of 2010 were $1.0 million compared to $0.7 million for the same period in2009, mainly due to increased employee related costs to manage and reward our growth in this segment.

Foreign Currency Transactions Gain (Loss)

The realized foreign exchange gain for the second quarter ended June 30, 2010 was $2,000 compared to $0 for the same period in 2009. For the six months ended June 30, 2010 the realized foreign exchange gain was $3,000 compared to a foreign currency loss of $1,000 in the same period last year. Foreign exchange gains and losses primarily result from our trade activity with our Canadian subsidiary. Although the Company does maintain bank accounts in Canadian currencies to reduce currency exchange fluctuations, the Company is, nevertheless, subject to risks associated with such fluctuations.

Income Taxes

For the quarter ended June 30, 2010, the Company recorded a provision for income taxes of $576,000, which consists of a provision of $320,000 for U.S. federal income taxes as well as a $117,000 provision for state and local taxes and $44,000 for Canadian taxes, and a deferred tax expense of $95,000. For the quarter ended June 30, 2009, the Company recorded a provision for income taxes of $506,000, which consisted of a provision of $309,000 for U.S. federal income taxes as well as a $74,000 provision for state and local taxes and $45,000 for Canadian taxes, and a deferred tax expense of $78,000.

For the six months ended June 30, 2010 the Company recorded a provision for income taxes of $1,000,000, which consists of a provision of $535,000 for U.S. federal income taxes as well as a $179,000 provision for state and local taxes and $82,000 for Canadian taxes, and a deferred tax expense of $204,000. For the six months ended June 30, 2009 the Company recorded a provision for income taxes of $891,000, which consisted of a provision of $512,000 for U.S. federal income taxes as well as a $122,000 provision for state and local taxes and $66,000 for Canadian taxes, and a deferred tax expense of $191,000.

Liquidity and Capital Resources

During the first six months of 2010 our cash and cash equivalents increased by $1.1 million to $9.6 million at June 30, 2010, from $8.5 million at December 31, 2009. During the first six months of 2010, net cash provided by operating activities amounted to $3.2 million; net cash used in investing activities amounted to $0.4 million and net cash used in financing activities amounted to $1.8 million.

Net cash provided by operating activities in the first six months of 2010 was $3.2 million and primarily resulted from a $3.6 million increase in accounts payable and $2.6 million from net income excluding non-cash charges partially offset by an increase in accounts receivable of $2.4 million and an increase in inventory of 0.3 million. The increase in accounts receivable and account payable were mainly due to higher sales volume compared to the fourth quarter of 2009.

Net cash used in investing activities in the first six months of 2010 amounted to $0.4 million. This primarily resulted from net purchases of $0.3 million in marketable securities and capital expenditures of $0.1 million. These securities are highly rated and highly liquid. These securities are classified as available-for-sale securities in accordance with ASC Topic 320 “Investments in Debt and Equity Securities”, and as a result, unrealized gains and losses are reported as part of accumulated other comprehensive income (loss).

Net cash used in financing activities in the first six months of 2010 amounted to $1.8 million. This consisted primarily of dividends paid of $1.4 million and Common Stock repurchases of $0.4 million.

The Company’s current and anticipated use of its cash and cash equivalents is, and will continue to be, to fund working capital, operational expenditures, the stock buyback program and dividends if declared by the board of directors. The Company’s business plan contemplates our continuing use of our cash to pay vendors promptly in order to obtain more favorable terms.

We believe that the funds held in cash and cash equivalents will be sufficient to fund our working capital and cash requirements for at least the next 12 months. Currently we do not have any credit facility and, in the foreseeable future, we do not plan to enter into an agreement providing for a line of credit.

We believe that the ongoing general economic downturn is causing our current and potential customers to delay or reduce technology purchases, resulting in longer sales cycles, slower adoption of new technologies and increased price competition. The increase in price competition has led to lower gross profit margins as a percentage of sales. In addition, the ongoing disruption in the global financial markets may adversely affect the ability of some of our customers to obtain financing.  If this trend continues, it may make it more difficult for some of our customers to perform their obligations under our agreements with them, which in turn could delay the receipt of payment from those customers.  Limited access to financing may also affect our vendors’ ability to supply products, and could result in changes in vendor terms and conditions, such as rebates, cash discounts and cooperative marketing efforts, which may result in downward pressure on our gross margins. The realization of any or all of these risks could have a material adverse effect on our business, results of operation and financial condition and on our stock price.

Contractual Obligations as of June 30, 2010 were summarized as follows:

(Dollars in thousands)

Payment due by Period Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Leases (1)	$871	$342	$529	—	—
Purchase Obligations	—	—	—	—	—
Other Long Term Obligations	—	—	—	—	—
Total Contractual Obligations	$871	$342	$529	$—	$—

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

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements that have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company recognizes revenue from the sale of software and hardware for microcomputers, servers and networks upon shipment or upon electronic delivery of the product. The Company expenses the advertising costs associated with producing its catalogs. The costs of these catalogs are expensed in the same month the catalogs are mailed.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued  Accounting  Standards  Update (ASU) 2010-06,  “Fair Value  Measurements  and  Disclosures:  Improving  Disclosures  About Fair Value Measurements.”  This FASB requires additional disclosures about the fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments.  For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately.  ASU 2010-06 is effective for interim and annual financial periods beginning after December 15, 2009, and did not have a material impact on the Company’s financial statements.

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Receivables (Topic 310): “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASC 2010-20”). The amendments in this update require additional disclosure about the credit quality of financing receivables, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how allowances for credit losses are developed and how credit exposure is managed. ASC 2010-20 is effective for interim periods and fiscal years ending after December 15, 2010.

Certain Factors Affecting Results of Operations and Stock Price

This report includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements in this report regarding future events or conditions, including statements regarding industry prospects and the Company’s expected financial position, results of operations (including sales and gross profit margin), business and financing plans, are forward-looking statements. . These statements can be identified by forward-looking words such as “may,” “will,” “expect,” “intend”, “anticipate,” “believe,” “estimate” and “continue” or similar words. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Substantial risks and uncertainties could cause actual results to differ materially from those indicated by such forward-looking statements, including, but not limited to, the continued acceptance of the Company’s distribution channel by vendors and customers, the timely availability and acceptance of new products, product mix, market conditions, contribution of key vendor relationships and support programs, as well as factors that affect the software industry in general and other factors. We strongly urge current and prospective investors to carefully consider the cautionary statements and risks factors contained in this report and our annual report on Form 10-K for the year ended December 31, 2009.

The Company operates in a rapidly changing business environment, and new risk factors emerge from time to time. Management cannot predict every risk factor, nor can it assess the impact, if any, all such risk factors may have on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In addition to its activities in the United States, the Company also conducts business in Canada. We are subject to general risks attendant to the conduct of business in Canada, including economic uncertainties and foreign government regulations. In addition, the Company’s Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Foreign Currency Transactions Gain (Loss).”

The Company’s $7.8 million investments in marketable securities at June 30, 2010 are invested in highly rated and liquid U.S. government securities and insured certificates of deposit. The remaining cash balance is invested in short-term savings accounts with our primary bank, JPMorgan Chase Bank. As such, the risk of significant changes in the value of our cash invested is minimal.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management  is responsible for and carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures”, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our Company’s President, Chairman of the Board and Chief Executive Officer (principal executive officer) and Vice President and Chief Accounting Officer (principal financial officer). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2- Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the purchase of Common Stock by the Company and its affiliated purchasers during the second quarter of 2010.

ISSUER PURCHASE OF EQUITY SECURITIES

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Period	(1)		(2)	Programs	(3)	(4)

April 1, 2010- April 30, 2010	—		—	—	—	498,276
May 1, 2010- May 31, 2010	20,747	(1)	$9.53	11,051	$9.40	487,225
June 1, 2010- June 30, 2010	4,124		$9.52	4,124	$9.52	483,101

Total	24,871		$9.53	15,175	$9.43	483,101

(1) Includes 9,696 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the stock repurchase referred to in footnote (4) below.

(2) Average price paid per share reflects the closing price of the Company’s Common Stock on the business date the shares were surrendered by the employee stockholder to satisfy individual tax withholding obligations upon vesting of Restricted Stock or the price of the stock paid on the open market purchase, as applicable.

(3) Average price paid per share reflects the price of the Company’s Common Stock purchased on the open market.

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

Item 6. Exhibits

(a)	Exhibits

10.78	Restricted Stock Letter, dated February 9, 2010, between Kevin Scull and Wayside Technology Group, Inc. (1)

10.79	Restricted Stock Letter, dated February 9, 2010, between Richard Bevis and Wayside Technology Group, Inc. (1)

10.80	Restricted Stock Letter, dated February 9, 2010, between Simon Nynens and Wayside Technology Group, Inc. (1)

10.81	Restricted Stock Letter, dated February 9, 2010, between Vito Legrottaglie and Wayside Technology Group, Inc. (1)

10.82	Restricted Stock Letter, dated February 9, 2010, between Daniel Jamieson and Wayside Technology Group, Inc. (1)

10.83	Restricted Stock Letter, dated February 9, 2010, between Shawn Giordano and Wayside Technology Group, Inc. (1)

10.84	Restricted Stock Letter, dated February 9, 2010, between Edwin Morgens and Wayside Technology Group, Inc. (1)

10.85	Restricted Stock Letter, dated February 9, 2010, between William Willett and Wayside Technology Group, Inc. (1)

10.86	Restricted Stock Letter, dated February 9, 2010, between Allan Weingarten and Wayside Technology Group, Inc. (1)

10.87	Restricted Stock Letter, dated February 9, 2010, between Mark Boyer and Wayside Technology Group, Inc. (1)

10.88	Restricted Stock Letter, dated February 9, 2010, between Duff Meyercord and Wayside Technology Group, Inc. (1)

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

(1)          Incorporated by reference to the Exhibits of the same number to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed on May 14, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAYSIDE TECHNOLOGY GROUP, INC

August 11, 2010	By:	/s/ Simon F. Nynens
Date		Simon F. Nynens, Chairman of the Board,
President and Chief Executive Officer

August 11, 2010		By:	/s/ Kevin T. Scull
Date		Kevin T. Scull, Vice President and Chief Accounting Officer