Form 10-Q
period 2010-09-30
Wayside Technology Group, Inc.
filed 2010-11-03
CIK 945983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

(732) 389-8950

Registrant’s Telephone Number

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Check One:

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 4,780,598 outstanding shares of Common Stock, par value $.01 per share, as of November 02, 2010, not including 503,902 shares classified as treasury stock.

PART I – FINANCIAL INFORMATION

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,705	$8,560
Marketable securities	6,524	7,571
Accounts receivable, net of allowances of $1,120 and $1,097, respectively	36,385	27,040
Inventory, net	1,186	967
Prepaid expenses and other current assets	1,156	998
Deferred income taxes	564	677
Total current assets	53,520	45,813

Equipment and leasehold improvements, net	596	432
Accounts receivable-long-term	4,737	6,901
Other assets	38	38
Deferred income taxes	241	483

Total assets	$59,132	$53,667

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities	$33,241	$29,230
Accounts payable and accrued expenses	82	—
Current portion - capital lease obligation	33,323	29,230

Long- term portion- capital lease obligation	159	—
Other liabilities	—	78
Total liabilities	33,482	29,308

Commitments and contingencies

Stockholders’ equity
Common stock, $.01 par value; 10,000,000 shares authorized, 5,284,500 shares issued; 4,780,598 and 4,688,844 shares outstanding, respectively	53	53
Additional paid-in capital	25,145	24,826
Treasury stock, at cost, 503,902 and 595,656 shares, respectively	(3,458)	(3,555)
Retained earnings	3,534	2,727
Accumulated other comprehensive income	376	308
Total stockholders’ equity	25,650	24,359
Total liabilities and stockholders’ equity	$59,132	$53,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales	$141,794	$104,092	$52,994	$35,310

Cost of sales	128,007	92,850	47,860	31,616

Gross profit	13,787	11,242	5,134	3,694

Selling, general and administrative expenses	9,371	8,303	3,181	2,741

Income from operations	4,416	2,939	1,953	953

Interest income, net	316	403	104	128

Realized foreign exchange gain (loss)	3	(1)	—	—

Income before income tax provision	4,735	3,341	2,057	1,081

Provision for income taxes	1,800	1,374	800	483

Net income	$2,935	$1,967	$1,257	$598

Net income per common share - Basic	$0.67	$0.45	$0.29	$0.14

Net income per common share – Diluted	$0.66	$0.44	$0.28	$0.13

Weighted average common shares outstanding-Basic	4,380	4,400	4,389	4,415

Weighted average common shares outstanding-Diluted	4,475	4,427	4,502	4,444

Dividends paid per common share	$0.45	$0.45	$0.15	$0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share amounts)

	Common Stock		Additional Paid-In	Treasury		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (loss)	Total

Balance at January 1, 2010	5,284,500	$53	$24,826	595,656	$(3,555)	$2,727	$308	$24,359
Net Income						2,935		2,935
Other comprehensive income :
Translation adjustment							67	67
Unrealized gain on available- for-sale securities							1	1
Comprehensive income								3,003
Dividends paid						(2,128)		(2,128)
Share-based compensation expense			892					892
Tax benefit from share- based compensation			23					23
Restricted stock grants, net of forfeitures			(596)	(145,475)	596			—
Treasury shares repurchased				53,721	(499)			(499)
Balance at September 30, 2010	5,284,500	$53	$25,145	503,902	$(3,458)	$3,534	$376	$25,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended
	September 30,
	2010	2009

Net income	$2,935	$1,967
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	228	222
Bad debt expense	30	65
Deferred income taxes	320	268
Share-based compensation expense	892	657
Reversal of uncertain tax position liability	(78)	—
Changes in operating assets and liabilities:
Accounts receivable	(7,161)	(3,296)
Inventory	(219)	(88)
Prepaid expenses and other current assets	(157)	128
Accounts payable and accrued expenses	4,020	(2,287)
Net change in other assets and liabilities	(4)	21
Net cash provided by (used) in operating activities	806	(2,343)

Cash flows from investing activities:
Purchases of available-for-sale securities	(5,472)	(8,691)
Redemptions of available-for-sale securities	6,519	10,185
Capital expenditures	(139)	(176)
Net cash provided by investing activities	908	1,318

Cash flows from financing activities:
Dividend paid	(2,128)	(2,107)
Treasury stock repurchased	(499)	(122)
Tax benefit (expense) from share- based compensation	23	(40)
Repayment of capital lease obligations	(7)	—
Net cash used in financing activities	(2,611)	(2,269)

Effect of foreign exchange rate on cash	42	168

Net decrease in cash and cash equivalents	(855)	(3,126)
Cash and cash equivalents at beginning of period	8,560	9,349
Cash and cash equivalents at end of period	$7,705	$6,223

Supplementary disclosure of cash flow information:

Income taxes paid	1,401	1,680

Equipment financed with capital leases	247	—

The accompanying notes are an integral part of these condensed consolidated financial statements

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

September 30, 2010

1.             The accompanying unaudited condensed consolidated financial statements of Wayside Technology Group, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete audited financial statements.

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, stock-based compensation and costs associated with exit or disposal activities, and contingencies and litigation. The Company bases its estimates on its historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the opinion of the Company’s management, all adjustments that are of a normal recurring nature, considered necessary for fair presentation, have been included in the accompanying financial statements. The Company’s actual results may differ from these estimates under different assumptions or conditions. The unaudited condensed consolidated statements of earnings for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities Exchange Commission for the year ended December 31, 2009.

2.                 In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures: Improving Disclosures About Fair Value Measurements.” This ASU requires additional disclosures about the fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately. ASU 2010-06 is effective for interim and annual financial periods beginning after December 15, 2009, and did not have a material impact on the Company’s financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). The amendments in this update require additional disclosures about the credit quality of financing receivables, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how allowances for credit losses are developed and how credit exposure is managed. ASU 2010-20 is effective for interim periods and fiscal years ending after December 15, 2010. The impact of the adoption of ASU 2010-20 by the Company is not expected to have a significant impact on its consolidated financial statements.

3.             Assets and liabilities of the Company’s foreign subsidiaries have been translated at current exchange rates, and related sales and expenses have been translated at average rates of exchange in effect during the period. The sales from our Canadian operations in the first nine months of 2010 were $10.8 million as compared to $8.2 million for the first nine months of 2009. The sales from our Canadian operations for the third quarter of 2010 were $3.7 million as compared to $2.4 million for the third quarter of 2009.

4.             Cumulative translation adjustments and unrealized gains (losses) on available-for-sale securities have been classified within accumulated other comprehensive income, which is a separate component of stockholders’ equity in accordance with now codified FASB ASC Topic 220, “Comprehensive Income.”

5.             The Company records revenues from sales transactions when title to products sold passes to the customer. Usual sales terms are FOB shipping point, at which time title and risk of loss has passed to the customer and delivery has occurred. Revenue is recognized in accordance with ASC Topic 985 “ Software Revenue Recognition” and ASC Topic 605-10-S99, and ASC Topic 605 -45, “Reporting Revenue Gross as a Principal versus Net as an Agent”. The majority of the Company’s revenues relate to physical products and are recognized on a gross basis with the selling price to the customer recorded as net sales and with the acquisition cost of the product to the Company recorded as cost of sales. At the time of sale, the Company also records an estimate for sales returns based on historical experience. Certain software maintenance products, third party services and extended warranties sold by the Company (for which the Company is not the primary obligor) are recognized on a net basis. Accordingly, such revenues are recognized in net sales either at the time of sale or over the contract period, based on the nature of the contract, at the net amount retained by the Company, with no cost of goods sold.

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

7.             The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value at September 30, 2010 and December 31, 2009, because of the relative short maturity of these instruments.

Investments in available-for-sale securities at September 30, 2010 were (in thousands):

	Cost	Market value	Unrealized Gain (loss)
U.S. Government Securities	$2,013	$2,015	$2
Certificates of deposit	4,520	4,509	$(11)
Total Marketable securities	$6,533	$6,524	$(9)

The cost and market value of the Company’s investments at September 30, 2010 determined by contractual maturity were (in thousands):

	Cost	Estimated Fair Value
Due in one year or less	$6,533	$6,524

Investments in available-for-sale securities at December 31, 2009 were (in thousands):

	Cost	Market value	Unrealized Gain (loss)
U.S. Government Securities	$4,064	$4,064	$—
Certificates of deposit	3,517	3,507	$(10)
Total Marketable securities	$7,581	$7,571	$(10)

The cost and market value of the Company’s investments at December 31, 2009 determined by contractual maturity were (in thousands):

	Cost	Estimated Fair Value
Due in one year or less	$7,581	$7,571

8.             Effective January 1, 2008, the Company adopted FASB ASC Topic 820 “Fair Value Measurement and Disclosure”, which establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. The Company uses the following methods for determining fair value in accordance with ASC Topic 820. For assets and liabilities that are measured using quoted prices in active markets for the identical asset or liability, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs (Level 1). Assets and liabilities that are measured using significant other observable inputs are valued by reference to similar assets or liabilities, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data (Level 2). For all remaining assets and liabilities for which there are no significant observable inputs, fair value is derived using an assessment of various discount rates, default risk, credit quality and the overall capital market liquidity (Level 3).

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheet:

		Fair Value Measurements at September 30, 2010 Using
(In thousands) Description	Balance September 30, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government Securities	$2,015	$2,015	$—	$—

Certificates of deposit	$4,509	$—	$4,509	$—

		Fair Value Measurements at December 31, 2009 Using
(In thousands) Description	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government Securities	$4,064	$4,064	$—	$—

Certificates of deposit	$3,507	$—	$3,507	$—

U.S. Government Securities - U.S. government securities are valued using quoted market prices. Accordingly, U.S. government securities are categorized in Level 1 of the fair value hierarchy.

Certificates of deposit- The fair value of certificates of deposit is estimated using third-party quotations. These deposits are categorized in Level 2 of the fair value hierarchy.

9.             Balance Sheet Detail — (in thousands):

Equipment and leasehold improvements consist of the following as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009

Equipment (includes $247 and $0 respectively of equipment acquired under capital lease)	$2,910	$2,528
Leasehold improvements	550	549
	3,460	3,077
Less accumulated depreciation and amortization	(2,864)	(2,645)
	$596	$432

Accounts payable and accrued expenses consist of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Trade accounts payable	$31,162	$27,552
Other accrued expenses	2,079	1,678
	33,241	$29,230

Accumulated other comprehensive income consists of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Foreign currency translation adjustments	$385	$318
Unrealized loss on marketable securities	(9)	(10)
	$376	$308

10.           Basic Earnings Per Share (“EPS”) is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed considering the potentially dilutive effect of outstanding stock options and nonvested shares of restricted stock. A reconciliation of the numerators and denominators of the basic and diluted per share computations follows (in thousands, except per share data):

	Nine months ended		Three months ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:

Net income	$2,935	$1,967	$1,257	$598
Denominator:
Weighted average shares (Basic)	4,380	4,400	4,389	4,415
Dilutive effect of outstanding options and nonvested shares of restricted stock	95	27	113	29

Weighted average shares including assumed conversions (Diluted)	4,475	4,427	4,502	4,444

Basic net income per share	$0.67	$0.45	$0.29	$0.14
Diluted net income per share	$0.66	$0.44	$0.28	$0.13

11.           The Company had one major vendor that accounted for more than 14.9% of the Company’s total purchases for three months ended September 30, 2010. The Company had no major vendors that accounted for more than 10% of its total purchases for the nine months ended September 30, 2010. The Company had one major vendor that accounted for 11.3% and 6.4% of its total purchases during the nine and three months, respectively, that ended September 30, 2009. The Company had one major customer that accounted for 17.4% of its total net sales during the three months ended September 30, 2010, and 17.9% for the nine months then ended. This same customer accounted for 18.3% of total net accounts receivable as of September 30, 2010. The Company had two major customers that accounted for 10.7% and 10.4% of its total net sales during the nine months ended September 30, 2009, and 10.9% and 11.4%, for the three months then ended.

12.           The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2007. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense when assessed. Accrued interest is insignificant and there are no penalties accrued at September 30, 2010. The Company believes that it has appropriate support for the income tax positions it has taken and expects to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

The provision for income taxes consists of the following (in thousands):

	Nine months ended		Three months ended
	September 30,		September 30,
	2010	2009	2010	2009

Current:
Federal	$1,037	$726	$501	$215
State	324	266	146	143
Canada	119	114	37	48
	1,480	1,106	684	406

Deferred tax expense	320	268	116	77
	$1,800	$1,374	$800	483

Effective tax rate	38.0%	41.1%	38.9%	44.7%

The effective tax rate for the nine and three months ended September 30, 2010 was impacted by a benefit of $78 related to the reversal of the Company’s liability related to uncertain tax positions.

A reconciliation of the beginning and ending amount of net unrecognized tax benefits is as follows (in thousands):

Federal, State and Foreign Tax
Balance at January 1, 2010	$78
Decrease based on tax positions related to prior years	(78)
Net Unrecognized Tax Benefit at September 30, 2010	$—

The most recent Internal Revenue Service (“IRS”) examination was of the Company’s 2006-2007 tax returns which was completed by the IRS as of March 1, 2010, and management believes that all uncertain tax positions were resolved at that time.

13.           The 2006 Stock- Based Compensation Plan (the “2006 Plan”). The 2006 Plan authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses, and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2006 Plan was 800,000. As of September 30, 2010, the number of shares of Common Stock available for future award grants to employees and directors under the 2006 Plan is 128,025.

During 2006, the Company granted a total of 315,000 shares of Restricted Stock to officers, directors and employees. Included in these grants were 200,000 Restricted Shares granted to the Company’s CEO in accordance with his employment agreement. These 200,000 shares of Restricted Stock vest over 120 months. The remaining grants of Restricted Stock vest over 60 months.

During 2007, the Company granted a total of 30,000 shares of Restricted Stock to officers, directors and employees. These shares of Restricted Stock vest over 60 months. In 2007, a total of 12,500 shares of Restricted Stock were forfeited as a result of employees and officers terminating employment with the Company.

During 2008, the Company granted a total of 57,500 shares of Restricted Stock to officers and directors. These shares of Restricted Stock vest over 60 months. In 2008, a total of 3,500 shares of Restricted Stock were forfeited as a result of employees terminating employment with the Company.

During 2009, the Company granted a total of 140,000 shares of Restricted Stock to officers and employees. These shares of Restricted Stock vest over 20 equal quarterly installments.

In February 2010, the Company granted a total of 150,000 shares of Restricted Stock to officers, directors and employees. These shares of Restricted Stock vest over 20 equal quarterly installments. As of September 30, 2010, a total of 5,025 shares of Restricted Stock were forfeited as a result of employees terminating employment with the Company. In August 2010, the Company granted a total of 500 shares of Restricted Stock to employees. These shares of Restricted Stock vest over 20 equal quarterly installments.

In July 2008, the Company approved the increase of its Common Stock repurchase program by 500,000 shares to a total of 1,000,000 shares. The Company expects to purchase shares of Common Stock under this plan from time to time in the market or otherwise, subject to market conditions.

Changes during 2010 in options outstanding under the Company’s combined plans (i.e., the 2006 Plan, the 1995 Non-Employee Director Plan and the 1995 Stock Option Plan) were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($M)(1)
Outstanding at January 1, 2010	392,890	$8.12
Granted in 2010	—	—
Canceled in 2010	—	—
Exercised in 2010	—	—
Outstanding at September30, 2010	392,890	$8.12	3.5	$0.9
Exercisable at September 30, 2010	392,890	$8.12	3.5	$0.9

(1) The intrinsic value of an option is calculated as the difference between the market value on the last trading day of the quarter (September 30, 2010) and the exercise price of the outstanding options. The market value as of September 30, 2010 was $10.01 per share represented by the closing price as reported by The NASDAQ Global Market on that day.

A summary of nonvested shares of Restricted Stock outstanding under the Company’s 2006 Plan as of September 30, 2010, and changes during the nine months then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2010	327,250	$11.03
Granted in 2010	150,500	8.57
Vested in 2010	(85,050)	10.49
Forfeited in 2010	(5,025)	9.60
Nonvested shares at September 30, 2010	387,675	$10.20

As of September 30, 2010, there is approximately $4.0 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 4.3 years.

For the nine months ended September 30, 2010 and 2009, the Company recognized share-based compensation costs of approximately $892,000 and $657,000, respectively, which is included in the Company’s general and administrative expense.

14.           ASC Topic 280, “Segment Reporting,” requires that public companies report profits and losses and certain other information on their “reportable operating segments” in a public company’s annual and interim financial statements. The internal organization used by the public company’s Chief Operating Decision Maker (CODM) to assess performance and allocate resources determines the basis for reportable operating segments. The Company’s CODM is the Chief Executive Officer.

The Company is organized into two reportable operating segments — the “Programmer’s Paradise” segment, which sells technical software, hardware and services directly to end-users (such as individual programmers, corporations, government agencies, and educational institutions) and the “Lifeboat” segment, which distributes technical software to corporate resellers, Value added resellers(‘VARs”), consultants and systems integrators.

As permitted by ASC Topic 280, the Company has utilized the aggregation criteria in combining its operations in Canada with its domestic segments as the Canadian operations provide the same products and services to similar clients and are considered together when the Company’s CODM decides how to allocate resources.

Segment income is based on segment revenue less the applicable segment’s cost of revenues as well as segment direct costs (including such items as payroll costs and payroll related costs, such as profit sharing, incentive awards and insurance) and excluding general and administrative expenses not attributed to an individual segment business unit. The Company only identifies accounts receivable and inventory by segment as shown below as “Selected Assets”; it does not allocate its other assets, including capital expenditures by segment.

The following segment reporting information of the Company is provided (in thousands):

	Nine months ended		Three months ended
	September 30		September 30,
	2010	2009	2010	2009
Revenue:
Programmer’s Paradise	$38,456	$34,961	$14,583	$11,466
Lifeboat	103,338	69,131	38,411	23,844
	141,794	104,092	52,994	35,310
Gross Profit:
Programmer’s Paradise	$4,359	$4,379	$1,703	$1,361
Lifeboat	9,428	6,863	3,431	2,333
	13,787	11,242	5,134	3,694
Direct Costs:
Programmer’s Paradise	$2,137	$2,001	$742	$626
Lifeboat	2,720	1,998	914	663
	4,857	3,999	1,656	1,289
Segment Income:
Programmer’s Paradise	$2,222	$2,378	$961	$735
Lifeboat	6,708	4,865	2,517	1,670
Segment Income	8,930	7,243	3,478	2,405

Corporate general and administrative expenses	$4,514	$4,304	$1,525	$1,452
Interest income	316	403	104	128
Foreign currency translation gain (loss)	3	(1)	—	—
Income before taxes	$4,735	$3,341	$2,057	$1,081

Selected Assets By Segment:
Programmer’s Paradise	$19,632	$12,303
Lifeboat	22,675	11,274
Corporate assets	16,825	22,182
Segment Selected Assets	$59,132	$45,759

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Nine months ended		Three months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	90.3	89.2	90.3	89.5
Gross profit	9.7	10.8	9.7	10.5
Selling, general and administrative expenses	6.6	8.0	6.0	7.8
Income from operations	3.1	2.8	3.7	2.7
Interest income, net	.2	0.4	0.2	0.4
Realized foreign currency exchange gain(loss)	—	—	—	—
Income before income taxes	3.3	3.2	3.9	3.1
Provision for income taxes	1.3	1.3	1.5	1.4
Net income	2.0%	1.9%	2.4%	1.7%

Net Sales

Net sales for the third quarter of 2010 increased 50% or $17.7 million to $53.0 million compared to $35.3 million for the same period in 2009. Total sales for the third quarter of 2010 for our Lifeboat segment were $38.4 million compared to $23.8 million in the third quarter of 2009, representing a 61% increase. Total sales for the third quarter of 2010 for our Programmer’s Paradise segment were $14.6 million compared to $11.5 million in the third quarter of 2009, representing a 27% increase.

For the nine months ended September 30, 2010, net sales increased 36% or $37.7 million to $141.8 million compared to $104.1 million for the same period in 2009. Sales for the nine months ended September 30, 2010 for our Lifeboat segment were $103.3 million compared to $69.1 million for the same period last year. Sales for the nine months ended September 30, 2010 for our Programmer’s Paradise segment were $38.5 million compared to $35.0 million for the same period last year.

Sales from our Lifeboat segment showed strong growth. The increase in net sales for the three and nine months ended September 30, 2010  compared to the same periods in 2009, was mainly a result of our continued focus on the expanding virtual infrastructure-centric business, the addition of several key product lines, and the strengthening of our account penetration.

Gross Profit

Gross Profit for the quarter ended September 30, 2010 was $5.1 million compared to $3.7 million for the third quarter of 2009, a 39% increase. Total gross profit for our Lifeboat segment was $3.4 million compared to $2.3 million in the third quarter of 2009, representing a 47% increase. This increase in gross profit for the Lifeboat segment was due to aggressive sales volume growth within our Lifeboat segment. Total gross profit for our Programmer’s Paradise segment was $1.7 million compared to $1.4 million in the third quarter of 2009, representing a 25% increase. This increase for the Programmer’s Paradise segment was primarily due to the increased sales volume.

For the nine months ended September 30, 2010 gross profit increased by $2.6 million to $13.8 million compared to $11.2 million for the same period in 2009. Lifeboat’s gross profit for the nine months ended September 30, 2010 was $9.4 million compared to $6.9 million for the first nine months of 2009. Programmer’s Paradise gross profit for the nine months ended September 30, 2010 was $4.4 million compared to $4.4 million for the first nine months of 2009.

Gross profit margin, i.e., gross profit as a percentage of net sales, for the quarter ending September 30, 2010 was 9.7% compared to 10.5% for the third quarter of 2009. Gross profit margin for the nine months ended September 30, 2010 was 9.7% compared to 10.8% in the same period last year. Gross profit margin for our Lifeboat segment for the third quarter of 2010 was 8.9% compared to 9.8% for the third quarter of 2009. Gross profit margin for our Programmer’s Paradise segment for the third quarter of 2010 was 11.7% compared to 11.9% for the third quarter of 2009.

The increase in gross profit dollars and the decrease in gross profit margin was primarily caused by the aggressive sales growth within our Lifeboat segment, offset in part, by competitive pricing pressure in both segments, and, in part, by our having won several large bids based on aggressive pricing, which we plan to continue to do.

Selling, General and Administrative Expenses

Total selling, general, and administrative (“SG&A”) expenses for the third quarter of 2010 were $3.2 million compared to $2.7 million for the third quarter of 2009, which was mainly the result of an increase in employee and employee- related expenses (salaries, commissions, and bonus accruals and benefits) of $0.4 million in the third quarter 2010 compared to the third quarter of 2009. As a percentage of net sales, SG&A expenses for the third quarter of 2010 were 6.0% compared to 7.8% for the third quarter of 2009. For the nine months ended September 30, 2010 SG&A expenses were $9.4 million compared to $8.3 million in the same period last year, due mainly to an increase in employee and employee-related expenses of $1.1 million in the first nine months of 2010 compared to first nine months of 2009. As a percentage of net sales, SG&A expenses were 6.6% for the nine months ended September 30, 2010 compared to 8.0 % for the same period last year.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary by quarter depending on changes in sales volume, and levels of continuing investments in information technology and marketing. We continue to monitor our SG&A expenses closely.

Direct selling costs for the third quarter of 2010 were $1.7 million compared to $1.3 million for the third quarter of 2009. Total direct selling costs for our Programmer’s Paradise segment for the third quarter of 2010 were $0.7 million compared to $0.6 million for the same period in 2009. Total direct selling costs for our Lifeboat segment for the third quarter of 2010 were $0.9 million compared to $0.7 million for the same period in 2009, mainly due to increased employee related costs to manage and reward our growth in this segment.

Foreign Currency Transactions Gain (Loss)

For the nine months ended September 30, 2010 the realized foreign exchange gain was $3,000 compared to a foreign currency loss of $1,000 in the same period last year. Foreign exchange gains and losses primarily result from our trade activity with our Canadian subsidiary. Although the Company does maintain bank accounts in Canadian currencies to reduce currency exchange fluctuations, the Company is, nevertheless, subject to risks associated with such fluctuations.

Income Taxes

For the quarter ended September 30, 2010, the Company recorded a provision for income taxes of $800,000, which consists of a provision of $501,000 for U.S. federal income taxes as well as a $146,000 provision for state and local taxes and $37,000 for Canadian taxes, and a deferred tax expense of $116,000. For the quarter ended September 30, 2009, the Company recorded a provision for income taxes of $483,000, which consisted of a provision of $215,000 for U.S. federal income taxes as well as a $143,000 provision for state and local taxes and $48,000 for Canadian taxes, and a deferred tax expense of $77,000.

For the nine months ended September 30, 2010 the Company recorded a provision for income taxes of $1,800,000, which consists of a provision of $1,037,000 for U.S. federal income taxes as well as a $324,000 provision for state and local taxes and $119,000 for Canadian taxes, and a deferred tax expense of $320,000. For the nine months ended September 30, 2009 the Company recorded a provision for income taxes of $1,374,000, which consisted of a provision of $726,000 for U.S. federal income taxes as well as a $266,000 provision for state and local taxes and $114,000 for Canadian taxes, and a deferred tax expense of $268,000.

Liquidity and Capital Resources

During the first nine months of 2010 our cash and cash equivalents decreased by $0.9 million to $7.7 million at September 30, 2010, from $8.6 million at December 31, 2009. During the first nine months of 2010, net cash provided by operating activities amounted to $0.8 million; net cash provided by investing activities amounted to $0.9 million and net cash used in financing activities amounted to $2.6 million.

Net cash provided by operating activities in the first nine months of 2010 was $0.8 million and primarily resulted from a $4.0 million increase in accounts payable and $4.3 million from net income excluding non-cash charges partially offset by an increase in accounts receivable of $7.2 million and an increase in inventory of $0.2 million. The increase in accounts receivable and accounts payable were mainly due to higher sales volume compared to the fourth quarter of 2009.

Net cash  provided by investing activities in the first nine months of 2010 amounted to $0.9 million. This primarily resulted from net sales of $1.0 million in marketable securities offset by capital expenditures of $0.1 million. These  marketable securities are highly rated,  highly liquid and are classified as available-for-sale securities in accordance with ASC Topic 320 “Investments in Debt and Equity Securities”, and as a result, unrealized gains and losses are reported as part of accumulated other comprehensive income (loss).

Net cash used in financing activities in the first nine months of 2010 amounted to $2.6 million. This consisted primarily of dividends paid of $2.1 million and Common Stock repurchases of $0.5 million.

The Company’s current and anticipated use of its cash and cash equivalents is, and will continue to be, to fund working capital, operational expenditures, the Common Stock repurchase program and dividends if declared by the board of directors. The Company’s business plan contemplates our continuing use of our cash to pay vendors promptly in order to obtain more favorable terms.

We believe that the funds held in cash  and cash equivalents will be sufficient to fund our working capital and cash requirements for at least the next 12 months. Currently we do not have any credit facility and, in the foreseeable future, we do not believe that the Company will enter into a credit facility.

Contractual Obligations as of September 30, 2010 were summarized as follows:

(Dollars in thousands)

Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	—	—	—	—	—
Capital Lease Obligations	$241	$82	$159	—
Operating Leases (1)	$783	$341	$442	—	—
Purchase Obligations	—	—	—	—	—
Other Long Term Obligations	—	—	—	—	—
Total Contractual Obligations	$1,024	$423	$601	$—	$—

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

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s unaudited condensed financial statements that have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Generally, the Company recognizes revenue from the sale of software and hardware for microcomputers, servers and networks upon shipment or upon electronic delivery of the product as previously described herein. The Company expenses the advertising costs associated with producing its catalogs. The costs of these catalogs are expensed in the same month the catalogs are mailed.

On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, stock-based compensation and costs associated with exit or disposal activities, and contingencies and litigation.

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s actual results may differ from these estimates.

The Company believes the following critical accounting policies described below which were used in the preparation of its unaudited condensed financial statements affect its more significant judgments and estimates.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The Company writes down its inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-offs may be required.

The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance related to deferred tax assets. In the event the Company was to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

Under the fair value recognition provision stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense as it is amortized on a straight-line basis over the requisite service period, which is the vesting period. We make certain assumptions in order to value and expense our various share-based compensation awards. In connection with valuing stock options, we use the Black-Scholes model, which requires us consider certain facts and estimate certain subjective assumptions. The key facts and assumptions we consider are (i) the expected volatility of our Common Stock; (ii) the expected term of the award; and (iii) the expected forfeiture rate. In connection with valuing shares of  Restricted Stock programs we make assumptions principally related to the forfeiture rate. We review our valuation assumptions periodically and, as a result, we may change our valuation assumptions used to value Common Stock based compensation awards granted in future periods. Such changes may lead to a significant change in the expense we recognize in connection with share-based compensation.

Recent Accounting Pronouncements

In January 2010, the FASB issued  Accounting  Standards  Update (“ASU”) 2010-06,  “Fair Value  Measurements  and  Disclosures:  Improving  Disclosures  About Fair Value Measurements.”  This ASU requires additional disclosures about the fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments.  For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately.  ASU 2010-06 is effective for interim and annual financial periods beginning after December 15, 2009, and did not have a material impact on the Company’s financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). The amendments in this update require additional disclosure about the credit quality of financing receivables, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how allowances for credit losses are developed and how credit exposure is managed. ASU 2010-20 is effective for interim periods and fiscal years ending after December 15, 2010. The impact of adoption of ASU 2010-20 by the Company is not expected to have a significant impact on its consolidated financial statements.

Certain Factors Affecting Results of Operations and Stock Price

This report includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements in this report regarding future events or conditions, including statements regarding industry prospects and the Company’s expected financial position, results of operations (including sales and gross profit margin), business and financing plans, are forward-looking statements.  These statements can be identified by forward-looking words such as “may,” “will,” “expect,” “intend”, “anticipate,” “believe,” “estimate” and “continue” or similar words. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Substantial risks and uncertainties unknown at this time could cause actual results to differ materially from those indicated by such forward-looking statements, including, but not limited to, the continued acceptance of the Company’s distribution channel by vendors and customers, the timely availability and acceptance of new products, product mix, market conditions, contribution of key vendor relationships and support programs, as well as factors that affect the software industry in general and other factors. We strongly urge current and prospective investors to carefully consider the cautionary statements and risks factors contained in this report and our annual report on Form 10-K for the year ended December 31, 2009.

The Company operates in a rapidly changing business environment, and new risk factors emerge from time to time. Management cannot predict every risk factor, nor can it assess the impact, if any, that all such risk factors may have on the Company’s business or the extent to which any one risk factor, or any combination of risk factors, may cause actual results to differ materially from those projected in any forward-looking statements.

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

Stock Volatility. The technology sector and the United States stock markets continue to experience substantial volatility. Numerous conditions, which impact the technology sector or the stock markets in general, and/or the Company in particular, whether or not such events relate to or reflect upon the Company’s operating performance, could adversely affect the market price of the Company’s Common Stock.

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

The Company’s $6.5 million investments in marketable securities at September 30, 2010 are invested in highly rated and liquid U.S. government securities and insured certificates of deposit. The remaining cash balance is invested in short-term savings accounts with our primary bank, JPMorgan Chase Bank. As such, the risk of significant changes in the value of our cash invested is minimal.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management  is responsible for and carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures”, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of various members of our management, including our Company’s President, Chairman of the Board and Chief Executive Officer (principal executive officer) and Vice President and Chief Accounting Officer (principal financial officer). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2- Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the purchase of Common Stock by the Company and its affiliated purchasers during the third quarter of 2010.

ISSUER PURCHASE OF EQUITY SECURITIES

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Period	(1)		(2)	Programs	(3)	(4)

July 1, 2010- July 31, 2010	—		—	—	—	483,101

August 1, 2010- August 31, 2010	14,499	(1)	$9.69	5,100	$9.39	478,001

September 1, 2010- September 30, 2010	460		$9.62	460	$9.62	477,541

Total	14,959		$9.68	5,560	$9.40	477,541

(1) Includes 9,399 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (4) below.

(2) Average price paid per share reflects the closing price of the Company’s Common Stock on the business date the shares were surrendered by the employee stockholder to satisfy individual tax withholding obligations upon vesting of Restricted Stock or the price of the Common Stock paid on the open market purchase, as applicable.

(3) Average price paid per share reflects the price of the Company’s Common Stock purchased on the open market.

(4) On October 9, 2002, our Board of Directors adopted a Common Stock repurchase program whereby the Company was authorized to repurchase up to 500,000 shares of our Common Stock from time to time. On July 31, 2008, the Company approved the increase of its Common Stock repurchase program by 500,000 shares. The Company expects to purchase shares of its Common Stock from time to time in the market or otherwise subject to market conditions. The Common Stock repurchase program does not have an expiration date.

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

WAYSIDE TECHNOLOGY GROUP, INC

November 03, 2010	By:	/s/ Simon F. Nynens
Date	Simon F. Nynens, Chairman of the Board,
President and Chief Executive Officer

November 03, 2010	By:	/s/ Kevin T. Scull
Date	Kevin T. Scull, Vice President and Chief Accounting Officer