Form 10-K
period 2010-12-31
Wayside Technology Group, Inc.
filed 2011-02-18
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2010

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                 to

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant computed by reference to the closing sale price for the Registrant’s Common Stock as of June 30, 2010, which was the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Global Market, was approximately $33,966,352 (In determining the market value of the Common Stock held by any non-affiliates, shares of Common Stock of the Registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of Common Stock of the Registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.)

The number of shares outstanding of the Registrant’s Common Stock as of February 10, 2011 was 4,753,738 shares.

Documents Incorporated by Reference: Portions of the Registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed on or before April 30, 2011 are incorporated by reference into Part III of this Report.

PART I

Item 1. Business

General

Wayside Technology Group, Inc. (the “Company,” “us,” “we,” or “our”) is an information technology (“IT”) channel company. We resell software and hardware developed by others and provide technical services directly to customers in the United States and Canada. We also distribute software through resellers indirectly to customers worldwide. We offer an extensive line of products from leading publishers of software and tools for virtualization, networking, software development, database modeling, security, and other technically sophisticated domains.

Wayside Technology Group, Inc. was incorporated in Delaware in 1982. Our Common Stock is listed on the Nasdaq Global Market under the symbol “WSTG”. Our main web site address is www.waysidetechnology.com, and the other web sites maintained by our business include www.lifeboatdistribution.com, www.programmers.com, and www.techxtend.com. Reference to these “uniform resource locators” or “URLs” is made as an inactive textual reference for informational purposes only. Information on our web sites should not be considered filed with the Securities and Exchange Commission, and is not, and should not be deemed to be, a part of this report.

The Company operates through two segments, Lifeboat Distribution (“Lifeboat”) and Programmer’s Paradise (“Programmers”). The Lifeboat segment distributes technical software through a worldwide network of corporate and value-added resellers, consultants, and systems integrators. The Programmer’s segment sells technical software, hardware, and services for microcomputers, servers, and networks to individual programmers, corporations, government agencies, and educational institutions primarily in the United States and Canada. For each of our segments, revenues from unaffiliated customers, income and total assets, among other financial information, is presented in Note 10 in the Notes to our Consolidated Financial Statements.

Competition

The software market is highly competitive. Pricing is very aggressive in both software distribution and reselling. The Company expects pricing pressure to continue. The Company faces competition from a wide variety of sources. In the Lifeboat segment, we compete against much larger broad-line distributors, as well as specialty distributors and, in some cases, the direct sales teams of the vendors we represent also sell directly to the end-customers. In the Programmers segment, we also compete against vendors who sell directly to customers, as well as software resellers, superstores, e-commerce vendors, and other direct marketers of software products. In both segments, some of our competitors are significantly larger and have substantially greater resources than the Company. Many of our competitors compete principally on the basis of price, product availability, customer service and technical support.

There can be no assurance that the Company can compete effectively against existing competitors or new competitors that may enter the market or that it can generate profit margins which represent a fair return to the Company. In addition, price is an important competitive factor in the personal computer software market and there can be no assurance that the Company will not be subject to increased price competition. An increase in the amount of competition faced by the Company, or its failure to compete effectively against its competitors, could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company competes to attract prospective buyers and in sourcing new products from software developers and publishers, as well as in marketing its current product line to its customers. The Company believes that its ability to offer software developers and IT professionals a wide selection of products at reasonable prices with prompt delivery and high customer service levels, along with its good relationships with vendors and suppliers, allows it to compete effectively in acquiring prospective buyers and marketing its current product line to its customers. The Company competes to gain distribution rights for new products primarily on the basis of its reputation and its relationships with software publishers.

The market for developer and infrastructure software products is characterized by rapid changes in technology, user requirements, and customer specifications. The manner in which software products are distributed and sold is changing, and new methods of distribution and sale may emerge or expand. Software developers and publishers have sold, and may intensify their efforts to sell, their products directly to end-users. The continuing evolution of the Internet as a platform in which to conduct e-commerce business transactions has both lowered the barriers for competition and broadened customer access to products and information, increasing competition and reducing prices. From time to time, certain software developers and publishers have instituted programs for the direct sale of large order quantities of software to certain major corporate accounts. These types of programs may continue to be developed and used by various developers and publishers. While Microsoft and other vendors currently sell new releases or upgrades directly to end users, they have not, however, attempted to completely bypass the reseller channel. There can be no assurances that software developers and publishers will continue using resellers to the same extent they currently do. Future efforts by software developers and publishers to bypass third- party sales channels could materially and adversely affect the Company’s business operations and financial conditions.

In addition, resellers and publishers may attempt to increase the volume of software products distributed electronically through ESD (Electronic Software Distribution) technology, through subscription services, and through on-line shopping services. Any of these competitive programs, if successful, could have a material adverse effect on the Company’s business, result of operations and financial condition. For a description of additional risks relating to competition in our industry, please refer to “Item 1.A. Risk Factors—We rely on our suppliers for product availability, marketing funds, purchasing incentives and competitive products to sell” and “—The IT products and services industry is intensely competitive and actions of competitors, including manufacturers of products we sell, can negatively affect our business.”

Products

The Company offers a wide variety of products from a broad range of publishers and manufacturers, including CA Technologies Inc., Quest Software, Inc., GFI Software, Intel Corporation, Infragistics, TechSmith Corporation, Flexera Corp., Acronis,  Solarwinds, and Veeam Corporation.  On a continuous basis, we screen new products for inclusion in our catalogs and web sites based on their features, quality, price, profit margins and warranties, as well as on current sales trends. Since the Company predominantly sells software, sales of hardware and peripherals represented only 4%, 7% and 4%, of our overall revenue in 2010, 2009 and 2008, respectively.

Marketing and Distribution

We market products through creative marketing communications, including our web sites, local and on-line seminars, print and electronic catalogs. We also use direct e-mail and printed material to introduce new products and upgrades, to cross-sell products to current customers, and to educate and inform existing and potential customers. We believe that our blend of electronic and traditional marketing and selling programs are important marketing vehicles for software publishers and manufacturers. These programs provide a cost-effective and service-oriented means to market and sell and fulfill software products and meet the needs of users.

The Company had one customer that accounted for more than 10% of total sales for 2010. For the year ended December 31, 2010, CDW Corporation accounted for 15.8% of consolidated net sales and, as of December 31, 2010, 12.8% of total net accounts receivable.  For the year ended December 31, 2009, CDW Corporation and Software House International accounted for 10.5% and 10.7%, respectively, of consolidated net sales. The Company had no major customers that accounted for more than 10% of total sales for 2008. Our top five customers accounted for 44%, 36%, and 31% of consolidated net sales in 2010, 2009 and 2008, respectively. The Company generally ships products within 48 hours of confirming a customer’s order. This allows for minimum backlog in the business.

Sales in Canada represented 7% of our consolidated revenues in 2010, as compared to 8% in 2009, and 11% in 2008. Sales in Canada increased in absolute dollars in 2010 as compared to 2009, but decreased as a percentage of consolidated revenues due to overall increased sales volume in other regions. For geographic financial information, please refer to Note 10 in the Notes to our Consolidated Financial Statements.

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

Purchasing and Fulfillment

The Company’s success is dependent, in part, upon the ability of its suppliers to develop and market products that meet the changing requirements of the marketplace. The Company believes it enjoys good relationships with its vendors. The Company and its principal vendors have cooperated frequently in product introductions and in other marketing programs. As is customary in the industry, the Company has no long-term supply contracts with any of its suppliers. Substantially all of the Company’s contracts with its vendors are terminable upon 30 days’ notice or less. Moreover, the manner in which software products are distributed and sold is changing, and new methods of distribution and sale may emerge or expand. Software publishers have sold, and may intensify their efforts to sell, their products directly to end-users. The Company’s business and results of operations may be adversely affected if the terms and conditions of the Company’s authorizations with its vendors were to be significantly modified or if certain products become unavailable to the Company.

We believe that effective purchasing from a diverse vendor base is a key element of our business strategy. For the year ended December 31, 2010, Quest was the only individual vendor from whom our purchases exceeded 10%. For the year ended December 31, 2010 Quest accounted for 11.2% of our total purchases. For the year ended December 31, 2009, Quest was similarly the only individual vendor from whom our purchases exceeded 10%, representing 10.2% of our total purchases. For the year ended December 31, 2008, VMware and Quest accounted for 23.3% and 13%, respectively, of our total purchases. VMware terminated its distributor agreement with Lifeboat Distribution, Inc. in 2008. As a result, our Lifeboat segment ceased distributing VMware products as of October 1, 2008, the distribution of which had accounted for $29.2 million, or 17% of our 2008 revenue. Although we successfully replaced VMware, the loss of a key vendor or group of vendors could disrupt our product availability and otherwise have an adverse effect on the Company.

In 2010, the Company purchased approximately 90% of its products directly from manufacturers and publishers and the balance from multiple distributors, as compared to 85% in 2009, and 90% in 2008. Most suppliers or distributors will “drop ship” products directly to the customers, which reduces physical handling by the Company. Inventory management techniques, such as “drop shipping” allow the Company to offer a greater range of products without increased inventory requirements or associated risk.

Inventory levels may vary from period to period, due in part to increases or decreases in sales levels, the Company’s practice of making large-volume purchases when it deems the terms of such purchases to be attractive, and the addition of new suppliers and products. Moreover, the Company’s order fulfillment and inventory control systems allow the Company to order certain products just in time for next day shipping. The Company promotes the use of electronic data interchange (“EDI”) with its suppliers, which helps reduce overhead and the use of paper in the ordering process. Although brand names and individual products are important to our business, we believe that competitive sources of supply are available for substantially all of the product categories we carry.

The Company operates distribution facilities in Shrewsbury, New Jersey and Mississauga, Canada.

Management Information Systems

The Company operates management information systems on Windows 2003 and Windows 2008 platforms that allow for centralized management of key functions, including inventory, accounts receivable, purchasing, sales and distribution. We are dependent on the accuracy and proper utilization of our information technology systems, including our telephone, web sites, e-mail and fax systems.

The management information systems allow the Company to monitor sales trends, provide  real —time product availability and order status information, track direct marketing campaign performance and to make marketing event driven purchasing decisions. In addition to the main system, the Company has systems of networked personal computers, as well as microcomputer-based desktop publishing systems, which facilitate data sharing and provide an automated office environment.

The Company recognizes the need to continually upgrade its management information systems to most effectively manage its operations and customer database. In that regard, the Company anticipates that it will, from time to time, require software and hardware upgrades for its present management information systems.

Trademarks

The Company conducts its business under the various trademarks and service marks of Programmer’s Paradise, the “Island Man” cartoon character logo, and Lifeboat. The Company protects these trademarks and service marks and believes that they have significant value to us and are important factors in our marketing programs.

Employees

As of December 31, 2010, Wayside Technology Group, Inc. and its subsidiaries had 102 full-time employees and 1 part-time employee. The Company is not a party to any collective bargaining agreements with its employees, has experienced no work stoppages and considers its relationships with its employees to be satisfactory.

Executive Officers of the Company

Set forth below are the name, age, present title, principal occupation and certain biographical information for our executive officers as of February 1, 2011, all of whom have been appointed by and serve at the discretion of our board of directors.

Name	Age	Position
Simon F. Nynens	39	Chairman, President and Chief Executive Officer
Richard J. Bevis	61	Vice President of Marketing
Daniel T. Jamieson	53	Vice President and General Manager - Lifeboat
Vito Legrottaglie	46	Vice President - Operations
Kevin T. Scull	45	Vice President and Chief Accounting Officer
Shawn J. Giordano	41	Vice President of Sales

Simon F. Nynens was appointed President and Chief Executive Officer in January 2006. Mr. Nynens also serves on the Board of Directors and was named Chairman in June 2006. He previously held the position of Executive Vice President and Chief Financial Officer ( June 2004 - January 2006) and Vice President and Chief Financial Officer (January 2002 - June 2004). Prior to January 2002, Mr. Nynens served as the Vice President and Chief Operating Officer of the Company’s European operations.

Richard J. Bevis was appointed Vice President Marketing in July 2007. Prior to joining Wayside Technology Group, Inc., Mr. Bevis worked for Covance Inc., a drug development service company, as Senior Director Marketing Communication from 2003 to 2007. He also held the position of Vice President of Corporate Communications for Eyretel, PLC. from 2002 to 2003.

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

Kevin T. Scull was appointed Vice President and Chief Accounting Officer in January 2006. He previously held the position of Corporate Controller of the Company since January 2003. Prior to joining Wayside Technology Group, Inc., Mr. Scull worked for Niksun Inc. as Accounting Manager since January 2001 and, prior to that, for Telcordia Inc. since December 2000 as Manager of Accounting Policies.

Shawn J. Giordano was appointed Vice President of Sales in August 2008. Mr. Giordano joined Wayside Technology Group, Inc. in November 2007 as Senior Director of Sales for Programmer’s Paradise and TechXtend. Prior to joining Wayside Technology Group, Inc., he worked for CA, Inc. (Computer Associates), a business consulting and software development company, from 2000 to 2007, most recently as Director of Channel Sales. Mr. Giordano began his career at Microwarehouse, Inc., and in over eight years with that company, progressed through positions of increasing responsibility in sales, marketing, and management. Mr. Giordano received a bachelor of science degree in management information science from the Stillman School of Business, Seton Hall University.

Available Information

Under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is required to file annual, quarterly and current reports, proxy and information statements and other information with the SEC. You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for further information about the public reference room.  The SEC maintains a web site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The Company files electronically with the SEC. The Company makes available, free of charge, through its internet web site, its reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with the SEC. The following address for the Company’s web site includes a hyperlink to those reports under “Financials/SEC Filings”: http://www.waysidetechnology.com.

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

Reference to the “uniform resource locators” or “URLs” contained in this section is made as an inactive textual reference for informational purposes only. Information on our web sites should not be considered filed with the Securities and Exchange Commission, and is not, and should not be deemed to be part of this report.

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

We rely on our suppliers for product availability, marketing funds, purchasing incentives and competitive products to sell. We acquire products for resale both directly from manufacturers and indirectly from distributors. The loss of a supplier could cause a disruption in the availability of products. Additionally, there is no assurance that as manufacturers continue to or increasingly sell directly to end users and through the distribution channel, that they will not limit or curtail the availability of their products to resellers like us. For example, resellers and publishers may attempt to increase the volume of software products distributed electronically through ESD (Electronic Software Distribution) technology, through subscription services, and through on-line shopping services, and correspondingly, decrease the volume of products sold through us.  Our inability to obtain a sufficient quantity of products, or an allocation of products from a manufacturer in a way that favors one of our competitors, or competing distribution channels, relative to us, could cause us to be unable to fill clients’ orders in a timely manner, or at all, which could have a material adverse effect on our business, results of operations and financial condition. We also rely on our suppliers to provide funds for us to market their products, including through our catalogs and on-line marketing efforts, and to provide purchasing incentives to us.  If any of the suppliers that have historically provided these benefits to us decides to reduce such benefits, our expenses would increase, adversely affecting our results of operations.

The Lingering Effects of the Recent Economic Downturn May Reduce our Revenues and Profits.  The lingering ongoing effects of the general economic downturn continues to cause some of our current and potential customers to delay or reduce technology purchases, resulting in longer sales cycles, slower adoption of new technologies and increased price competition. We may, therefore, experience a greater decline in demand for the products we sell, resulting in increased competition and pressure to reduce the cost of operations. Any benefits from cost reductions may take longer to realize and may not fully mitigate the impact of the reduced demand. In addition, weak financial and credit markets heighten the risk of customer bankruptcies and create a corresponding delay in collecting receivables from those customers and may also affect our vendors’ ability to supply products, which could disrupt our operations.  The realization of any or all of these risks could have a material adverse effect on our business, results of operations and financial condition.

The IT products and services industry is intensely competitive and actions of competitors, including manufacturers of products we sell, can negatively affect our business. Competition has been based primarily on price, product availability, speed of delivery, credit availability and quality and breadth of product lines and, increasingly,  also is based on the ability to tailor specific solutions to client needs. We compete with manufacturers, including manufacturers of products we sell, as well as a large number and wide variety of marketers and resellers of IT products and services. In addition, manufacturers are increasing the volume of software products they distribute electronically directly to end-users and in the future will likely pay lower referral fees for sales of certain software licensing agreements sold by us.  Generally, pricing is very aggressive in the industry, and we expect pricing pressures to continue. There can be no assurance that we will be able to negotiate prices as favorable as those negotiated by our competitors or that we will be able to offset the effects of price reductions with an increase in the number of clients, higher net sales, cost reductions, or greater sales of services, which service sales typically are at higher gross margins, or otherwise. Price reductions by our competitors that we either cannot or choose not to match could result in an erosion of our market share and/or reduced sales or, to the extent we match such reductions, could result in reduced operating margins, any of which could have a material adverse effect on our business, results of operations and financial condition.

Disruptions in our information technology and voice and data networks could affect our ability to service our clients and cause us to incur additional expenses. We believe that our success to date has been, and future results of operations likely will be, dependent in large part upon our ability to provide prompt and efficient service to clients. Our ability to provide such services is dependent largely on the accuracy, quality and utilization of the information generated by our IT systems, which affect our ability to manage our sales, client service, distribution, inventories and accounting systems and the reliability of our voice and data networks.

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

Risks Related to Our Common Stock. The exercise of outstanding options or any other issuance of shares by us may dilute your ownership of our Common Stock. Our Common Stock is thinly traded. As a result of the thin trading market for our stock, its market price may fluctuate significantly more than the stock market as a whole or of the stock prices of similar companies.  Without a larger float, our common stock will be less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices for our Common Stock may be more volatile. Among other things, trading of a relatively small volume of our Common Stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger.

Our common stock is listed on the Nasdaq Global Market, and we therefore are subject to continued listing requirements, include requirements with respect to the market value and number of publicly-held shares, number of stockholders, minimum bid price, number of market makers and either (i) stockholders’ equity or (ii) total market value of stock, total assets and total revenues. If we fail to satisfy one or more of the requirements, we may be delisted from the Nasdaq Global Market. If we are delisted from the Nasdaq Global Market, we do not qualify for listing on the Nasdaq Capital Market, and if we are not able to list our common stock on another exchange, our common stock could be quoted on the OTC Bulletin Board or on the “pink sheets”. As a result, we could face significant adverse consequences including, among others, a limited availability of market quotations for our securities and a decreased ability to issue additional securities or obtain additional financing in the future.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company leases 18,000 square feet of space in Shrewsbury, New Jersey for its corporate headquarters and warehouse under a lease expiring in December 2012.  Total annual rent expense for these premises is approximately $225,000. Additionally, the Company leases approximately 3,700 square feet of office and warehouse space in Mississauga, Canada, under a lease, which expires November 30, 2013. Total annual rent expense for these premises is approximately $30,000. We believe that each of the properties is in good operating condition and such properties are adequate for the operation of the Company’s business as currently conducted.

Item 3. Legal Proceedings

There are no material legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4.  (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our Common Stock, par value $0.01, trade on the Nasdaq Global Market under the symbol “WSTG”.  Following is the range of low and high sales prices for our Common Stock as reported on the Nasdaq Global Market.

	High	Low
2010
First Quarter	$9.330	$7.750
Second Quarter	10.550	8.950
Third Quarter	10.400	8.540
Fourth Quarter	12.030	9.620

2009
First Quarter	$7.970	$6.650
Second Quarter	7.630	6.760
Third Quarter	8.880	6.840
Fourth Quarter	8.990	7.050

In 2010 and 2009, we declared quarterly dividends totaling $0.61 and $0.60 per share, respectively, on our Common Stock. There can be no assurance that we will continue to pay comparable cash dividends in the future.

During 2010, the Company granted a total of 150,500 shares of restricted stock to officers, and employees. These shares vest over 60 months. A total of 5,875 shares of restricted Common Stock were forfeited as a result of employees terminating employment with the Company.

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

As of February 11, 2011 there were approximately 36 record holders of our Common Stock.

During the fourth quarter of 2010, we repurchased shares of our Common Stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share (3)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (4)

October 1– October 31, 2010	—		$—	—	$—	477,541

November 1– November 30, 2010	9,507	(1)	$11.44	—	—	477,541

December 1 – December 31, 2010	—		—	—	—	477,541
Total	9,507		$11.44	—	—	477,541

(1) Includes 9,507 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (4) below.

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

STOCK PRICE PERFORMANCE GRAPH

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return of the S&P Midcap 400 Index and the S&P 500 Computer and Electronics Retail Index for the period commencing December 31, 2005 and ending December 31, 2010, assuming $100 was invested on December 31, 2005 and the reinvestment of dividends.

	Base	INDEXED RETURNS
	Period	Years Ending
Company / Index	Dec05	Dec06	Dec07	Dec08	Dec09	Dec10
Wayside Technology Group, Inc.	100	131.60	80.86	67.58	83.20	125.61
S&P MidCap 400 Index	100	110.32	119.12	75.96	104.36	132.16
S&P 500 Computer & Electronics Retail Index	100	105.95	105.53	51.96	70.26	64.55

Item 6. Selected Financial Data

The following tables set forth, for the periods indicated, selected consolidated financial and other data for Wayside Technology Group, Inc. and its Subsidiaries. You should read the selected consolidated financial and other data below in conjunction with our consolidated financial statements and the related notes and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

Year Ended December 31,

(In thousands, except per share data)

	2010	2009	2008	2007	2006
Consolidated Statement of Operations Data:
Net sales	$206,730	$146,384	$174,025	$179,865	$182,319
Cost of sales	186,720	130,791	157,228	162,630	165,350
Gross profit	20,010	15,593	16,797	17,235	16,969
Selling, general and administrative expenses	13,207	11,319	12,207	12,081	12,163
Income from operations	6,803	4,274	4,590	5,154	4,806
Other income, net	407	521	744	991	741
Income before income taxes	7,210	4,795	5,334	6,145	5,547
Income tax provision	2,789	1,928	2,168	2,442	2,279
Net income	$4,421	$2,867	$3,166	$3,703	$3,268
Net income per common share:
Basic	$1.01	$0.65	$0.72	$0.84	$0.78
Diluted	$0.98	$0.65	$0.71	$0.80	$0.72
Weighted average common shares outstanding:
Basic	4,386	4,399	4,414	4,406	4,191
Diluted	4,500	4,427	4,461	4,656	4,521

December 31,

	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash and cash equivalents	$10,955	$8,560	$9,349	$14,241	$13,832
Marketable securities	4,528	7,571	9,367	9,641	7,032
Working capital	19,033	16,583	14,806	19,479	16,471
Total assets	68,683	53,667	47,485	56,753	57,281
Total stockholders’ equity	26,679	24,359	23,884	24,492	21,298

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto.  This discussion and analysis contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain risks and uncertainties, including those set forth under the heading “Risk Factors” and elsewhere in this report.

Overview

As of January 1, 2006 we organized our Company into two reportable operating segments — the “Programmer’s Paradise” segment, which sells technical software, hardware and services directly to end-users (such as individual programmers, corporations, government agencies, and educational institutions) and the “Lifeboat” segment, which distributes technical software to corporate resellers, VARs, consultants and systems integrators.

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

The statements concerning future sales, future gross profit margin and future selling and administrative expenses are forward looking statements involving certain risks and uncertainties such as availability of products, product mix, pricing pressures, market conditions and other factors, which could result in a fluctuation of sales below recent experience.

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

Financial Overview

We reported a net income of $4.4 million for the year 2010 as compared to a net income of $2.9 million in 2009.  The increase resulted primarily resulted from the increase in revenue offset in part by competitive pricing pressure. Our income before income taxes increased by $2.4 million to $7.2 million compared to $4.8 million in 2009.

Income from operations amounted to $6.8 million in 2010 as compared to $4.3 million in 2009, representing an increase of $2.5 million as compared to 2009. Gross profit increased by $4.4 million in 2010 as compared to 2009 and selling, general and administrative (“SG&A”) expenses increased by $1.9 million in 2010 as compared to 2009.

The Company’s sales, gross profit and results of operations have fluctuated and are expected to continue to fluctuate on a quarterly basis as a result of a number of factors, including but not limited to: the condition of the software industry in general; shifts in demand for software products; pricing: industry shipments of new software products or upgrades; the timing of new merchandise and catalog offerings; fluctuations in response rates; fluctuations in postage, paper, shipping and printing costs and in merchandise returns; adverse weather conditions that affect response, distribution or shipping; shifts in the timing of holidays; and changes in the Company’s product offerings. The Company’s operating expenditures are based on sales forecasts. If revenues do not meet expectations in any given quarter, operating results may be materially adversely affected.

Results of Operations

The following table sets forth for the years indicated the percentage of net sales represented by selected items reflected in the Company’s Consolidated Statements of Earnings. The year-to-year comparison of financial results is not necessarily indicative of future results:

	Years ended December 31,
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of sales	90.3	89.4	90.3
Gross profit	9.7	10.6	9.7
Selling, general and administrative expenses	6.4	7.7	7.0
Income from operations	3.3	2.9	2.7
Other income, net	0.2	0.4	0.4
Income before income taxes	3.5	3.3	3.1
Income tax provision	1.4	1.3	1.3
Net income	2.1%	2.0%	1.8%

Year ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Sales

Net sales for 2010 increased 41% or $60.3 million to $206.7 million compared to $146.4 million in 2009. Total sales for our Lifeboat segment in 2010 were $149.2 million compared to $98.1 million in 2009, representing a 52% increase. Total sales for the Programmer’s Paradise segment in 2010 amounted to $57.6 million, compared to $48.3 million in 2009, representing a 19% increase.

The increase in net sales for our Lifeboat segment was mainly a result of our continued focus on the expanding virtual infrastructure-centric business, the addition of several key product lines, and the strengthening of our account penetration.

In the Programmer’s Paradise segment, sales for 2010 increased by $9.3 million, compared with 2009. This increase was primarily due to the fact that we had larger transactions in 2010 compared to 2009.

Gross Profit

Gross Profit for 2010 was $20.0 million compared to $15.6 million in 2009, a 28% increase. Total gross profit for our Programmer’s Paradise segment was $6.3 million compared to $5.7 million in 2009, representing a 12% increase. Total gross profit for our Lifeboat segment was $13.7 million compared to $9.9 million in 2009, representing a 38% increase.

Gross profit margin, as a percentage of net sales, for 2010 was 9.7% compared to 10.7% in 2009. Gross profit margin percentage for our Programmer’s Paradise segment in 2010 was 11.0% compared to 11.7% in 2009. Gross profit margin percentage for our Lifeboat segment in 2010 was 9.2% compared to 10.1% in 2009.

The increase in gross profit dollars and the decrease in gross profit margin was primarily caused by the aggressive sales growth within our Lifeboat segment, offset in part, by competitive pricing pressure in both segments, and, in part, by our having won several large bids based on aggressive pricing, which we plan to continue to do.

Selling, General and Administrative Expenses

Total SG&A expenses for 2010 were $13.2 million compared to $11.3 million in 2009. As a percentage of net sales, SG&A expenses for 2010 and 2009 were 6.4% and 7.7%, respectively. This dollar increase was primarily the result of higher employee and employee-related costs (salaries, commissions,  bonus accruals and benefits and travel and entertainment) of $1.8 million.

Direct selling costs (a component of SG&A) for 2010 were $6.9 million compared to $5.5 million in 2009. Total direct selling costs for our Programmer’s Paradise segment for 2010 were $2.9 million compared to $2.7 million in the same period in 2009. Total direct selling costs for our Lifeboat segment for 2010 were $3.9 million compared to $2.9 million in the same period in 2009, mainly due to increased employee related costs to manage and reward our growth in this segment.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We plan to continue to expand our investment in information technology and marketing, while monitoring our sales and remaining general and administrative expenses closely.

Income Taxes

For the year ended December 31, 2010, the Company recorded a provision for income taxes of $2.8 million which consists of a provision of $1.8 million for U.S. federal income taxes, as well as a $0.5 million provision for state and local taxes, a $0.2 million provision for Canadian taxes, and a deferred tax expense of $0.3 million.

As of December 31, 2010, the Company had a U.S. deferred tax asset of approximately $0.9 million.

The effective tax rate for year ended December 31, 2010 was impacted by a benefit of $78 thousand related to the reversal of the Company’s liability related to uncertain tax positions.

For the year ended December 31, 2009, the Company recorded a provision for income taxes of $1.9 million which consists of a provision of $1.1 million for U.S. federal income taxes, as well as a $0.4 million provision for state and local taxes, a $0.2 million provision for Canadian taxes, and a deferred tax expense of $0.3 million.

As of December 31, 2009, the Company had a U.S. deferred tax asset of approximately $1.2 million.

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

In the Programmer’s Paradise segment, sales for 2009 decreased by $8.6 million, compared with the year-earlier period. This decline was primarily due to a shift in mix of order size:  We had fewer large transactions, the decrease in revenue from which was not completely offset by increased sales of our smaller specialized software lines in 2009.

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

The increase in gross profit margin as a percentage of net sales was primarily caused by the decline in VMware sales which carried lower margins than our other lines. The Lifeboat segment represented 67% of total sales in 2009 and 2008. Gross profit margin percentage for our Lifeboat segment was 10.1% compared to 11.7% for our Programmer’s Paradise segment.

Selling, General and Administrative Expenses

Total SG&A expenses for 2009 were $11.3 million compared to $12.2 million in 2008. As a percentage of net sales, SG&A expenses for 2009 and 2008 were 7.7% and 7.0%, respectively. This dollar decrease was the result of lower employee and employee related costs of $0.6 million (including salaries, bonuses, employee benefits, commissions, and travel and entertainment), and lower occupancy related costs of $0.3 million primarily because we did not take any additional reserve related to the Long Island lease and lower depreciation compared to 2008.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting  Standards  Update (“ASU”) No. 2010-06, “Fair Value  Measurements  and  Disclosures:  Improving  Disclosures  About Fair Value Measurements.”  This ASU requires additional disclosures about the fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments.  For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately.  ASU 2010-06 is effective for interim and annual financial periods beginning after December 15, 2009, and did not have a material impact on the Company’s consolidated financial statements.

Liquidity and Capital Resources

Our cash and cash equivalents increased by $2.4 million to $11.0 million at December 31, 2010 from $8.6 million at December 31, 2009.  Net cash provided by operating activities amounted to $2.9 million, net cash provided by investing activities amounted to $2.9 million, net cash used in financing activities amounted to $3.5 million and the effect of foreign exchange on cash was $0.1 million.

Net cash provided by operating activities in 2010 was $2.9 million. In 2010, cash was mainly provided by $6.3 million from income from operations net of non-cash charges, and a $12.5 million increase in accounts payable, offset in part by a $15.4 million increase in accounts receivable,  an increase in current assets of $0.3 million, and an increase in inventory of $0.2 million. The increase in accounts receivable relates primarily to our increased revenue in December of 2010, compared to the comparable period in 2009. The increase in accounts payable is primarily due to our increased net sales in December 2010 as compared to 2009 and our normal cycle of payments.

In 2010, cash provided by investing activities was $2.9 million. This resulted primarily from net sales of $3.0 million in marketable securities. These securities are highly rated and highly liquid. These securities are classified as available-for-sale securities in accordance with ASC Topic 320 “Investments in Debt and Equity Securities”, and as a result, unrealized gains and losses are reported as part of accumulated other comprehensive income. Cash also was used in investing activities in the amount of $0.2 million for the purchase of equipment and leasehold improvements.

Net cash used in financing activities in 2010 of $3.5 million consisted of $2.9 million of dividend payments on our Common Stock and $0.6 million for the purchases of shares of our Common Stock.

In 2008, the Company’s Board of Directors authorized the purchase of 500,000 shares of our Common Stock. In 2002, the Company’s Board of Directors authorized the purchase of 1,490,000 shares of our Common Stock. In October 1999, the Company was authorized by the Board of Directors to buy back 521,013 shares of our Common Stock in both open market and private transactions, as conditions warrant. A total of 2,033,472 shares of the Company’s stock have been bought back to date leaving a balance of 477,541 shares of Common Stock that the Company is authorized to buy back in the future.

The repurchase program is expected to remain effective for the remainder of 2011. We intend to hold the repurchased shares in treasury for general corporate purposes, including issuances under various stock plans. As of December 31, 2010, we held 514,259 shares of our Common Stock in treasury at an average cost of $6.94 per share.  As of December 31, 2009, we held 595,656 shares of our Common Stock in treasury at an average cost of $5.97 per share.

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

Contractual Obligations

(Dollars in thousands)

Payment due by Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	—	—	—	—	—
Capital Lease Obligations	$215	$76	$139	—
Operating Leases(1)	$710	$349	$361	—	—
Unconditional Purchase Obligations	—	—	—	—	—
Other Long term Obligations reflected on the Company’s
Balance Sheet under GAAP	—	—	—	—	—
Total Contractual Obligations	$925	$425	$500	—	—

(1) Operating leases relate primarily to the lease of the space used for our operations in Shrewsbury, New Jersey, and Mississauga, Canada. The commitments for operating leases include the minimum rent payments and a proportionate share of operating expenses and property taxes.

The Company is not committed by lines of credit or standby letters of credit, and has no standby repurchase obligations or other commercial commitments.

Foreign Exchange

The Company’s Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. We are subject to fluctuations in the Canadian Dollar-to-U.S. Dollar exchange rate.

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements that have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company recognizes revenue from the sale of software and hardware for microcomputers, servers and networks upon shipment or upon electronic delivery of the product. The Company expenses the advertising costs associated with producing its catalogs. The costs of these catalogs are expensed in the same month the catalogs are mailed.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

In addition to its activities in the United States, 7.3% of the Company’s 2010 sales were generated in Canada. We are subject to general risks attendant to the conduct of business in Canada, including economic uncertainties and foreign government regulations. In addition, the Company’s Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors.

The Company’s $4.5 million investments in marketable securities at December 31, 2010 are invested in highly rated and liquid U.S. government securities and insured certificates of deposit.

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

Management, with the participation of our Chief Executive Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm.

Item 9B.  Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required hereunder, with the exception of the information relating to the executive officers of the Registrant that is presented in Part I under the heading “Executive Officers of the Company,” and the information relating to the Company’s Code of Ethical Conduct that is presented in Part I under the heading “Available Information,” is incorporated by reference herein from our Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than April 30, 2011 (the “Definitive Proxy Statement”) under the sections captioned “Election of Directors,” “Corporate Governance” and “Section 16 (a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

The information required hereunder is incorporated by reference herein from the Definitive Proxy Statement under the sections captioned “Executive Compensation” and “Corporate Governance.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required hereunder is incorporated by reference herein from the Definitive Proxy Statement under the sections captioned “Executive Compensation — Securities Authorized for Issuance under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management”.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

The information required hereunder is incorporated by reference herein from the Definitive Proxy Statement under the sections captioned “Executive Compensation,” “Corporate Governance” and “Transactions with Related Persons.”

Item 14. Principal Accounting Fees and Services

The information required hereunder is incorporated by reference herein from the Definitive Proxy Statement under the section captioned “Appointment of Independent Registered Public Accounting Firm”.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

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

3.             Exhibits Required by Regulation S-K, Item 601:

Exhibit No.	Description of Exhibit

3.1	Form of Amended and Restated Certificate of Incorporation of the Company. (1)

3.1(a)	Certificate of Amendment of Restated Certificate of Incorporation of the Company. (2)

3.2	Form of Amended and Restated By-Laws of the Company. (1)

4.1	Specimen of Common Stock Certificate. (1)

10.18	1995 Stock Plan, as amended. (3)

10.19	1995 Non-Employee Director Plan, as amended. (3)

10.19(a)	2006 Stock-Based Compensation Plan. (4)

10.19(b)	First Amendment to 2006 Stock-Based Compensation Plan. (5)

10.19(c)	Second Amendment to 2006 Stock-Based Compensation Plan. (5)

10.20	Form of Officer and Director Indemnification Agreement. (1)

10.42	Lease dated as of May 14, 1997 between Robert C. Baker, et al as Landlord and the Company. (6)

10.42(a)	Modification of Lease, dated as of July 27, 2006, between SBC Holdings, L.P. (successor in interest to Robert C. Baker, et al.) and the Company. (2)

10.43	Employment Agreement, dated January 12, 2006, between the Company and Simon F. Nynens. (7)

10.45	Offer Letter, dated January 6, 2003, from the Company to Vito Legrottaglie. (8)

10.46	Resignation Letter, dated May 16, 2007, from Wayside Technology Group, Inc. to Jeffrey Largiader. (9)

10.47	General Release, dated May 18, 2007, between Jeffrey Largiader and Wayside Technology Group, Inc. (5)

10.48	Restricted Stock Letter, dated August 15, 2006, between Vito Legrottaglie and Wayside Technology Group, Inc. (f/k/a Programmer’s Paradise Inc.) (5)

10.49	Restricted Stock Letter, dated August 15, 2006, between Jeffrey Largiader and Wayside Technology Group, Inc. (f/k/a Programmer’s Paradise Inc.) (5)

10.50	Restricted Stock Letter, dated August 15, 2006, between Daniel Jamieson and Wayside Technology Group, Inc. (f/k/a Programmer’s Paradise Inc.) (5)

10.51	Restricted Stock Letter, dated August 15, 2006, between Allan Weingarten and Wayside Technology Group, Inc. (f/k/a Programmer’s Paradise Inc.) (5)

10.52	Restricted Stock Letter, dated August 15, 2006, between Edwin Morgens and Wayside Technology Group, Inc. (f/k/a Programmer’s Paradise Inc.) (5)

10.53	Restricted Stock Letter, dated August 15, 2006, between Duff Meyercord and Wayside Technology Group, Inc. (f/k/a Programmer’s Paradise Inc.) (5)

10.54	Restricted Stock Letter, dated August 15, 2006, between Simon F. Nynens and Wayside Technology Group, Inc. (f/k/a Programmer’s Paradise Inc.) (5)

10.55	Restricted Stock Letter, dated August 15, 2006, between Simon F. Nynens and Wayside Technology Group, Inc. (f/k/a Programmer’s Paradise Inc.) (5)

10.56	Restricted Stock Letter, dated August 15, 2006, between Kevin Scull and Wayside Technology Group, Inc. (f/k/a Programmer’s Paradise Inc.) (5)

10.57	Restricted Stock Letter, dated January 31, 2007, between William Willett and Wayside Technology Group, Inc. (f/k/a Programmer’s Paradise Inc.) (5)

10.58	Restricted Stock Letter, dated November 19, 2007, between Richard Bevis and Wayside Technology Group, Inc. (f/k/a Programmer’s Paradise Inc.) (5)

10.59	Form of Non-Qualified Stock Option Agreement. (5)

10.60	Restricted Stock Letter, dated February 5, 2008, between Kevin Scull and Wayside Technology Group, Inc. (10)

10.61	Restricted Stock Letter, dated February 5, 2008, between Richard Bevis and Wayside Technology Group, Inc. (10)

10.62	Restricted Stock Letter, dated February 5, 2008, between Simon Nynens and Wayside Technology Group, Inc. (10)

10.63	Restricted Stock Letter, dated February 5, 2008, between Vito Legrottaglie and Wayside Technology Group, Inc. (10)

10.64	Restricted Stock Letter, dated February 5, 2008, between Daniel Jamieson and Wayside Technology Group, Inc. (10)

10.65	Restricted Stock Letter, dated February 5, 2008, between Edwin Morgens and Wayside Technology Group, Inc. (10)

10.66	Restricted Stock Letter, dated February 5, 2008, between William Willett and Wayside Technology Group, Inc. (10)

10.67	Restricted Stock Letter, dated February 5, 2008, between Allan Weingarten and Wayside Technology Group, Inc. (10)

10.68	Restricted Stock Letter, dated February 5, 2008, between Mark Boyer and Wayside Technology Group, Inc. (10)

10.69	Restricted Stock Letter, dated February 5, 2008, between Duff Meyercord and Wayside Technology Group, Inc. (10)

10.72	Restricted Stock Letter, dated May 5, 2009, between Simon Nynens and Wayside Technology Group, Inc. (11)

10.73	Restricted Stock Letter, dated May 5, 2009, between Kevin Scull and Wayside Technology Group, Inc. (11)

10.74	Restricted Stock Letter, dated May 5, 2009, between Richard Bevis and Wayside Technology Group, Inc. (11)

10.75	Restricted Stock Letter, dated May 5, 2009, between Shawn Giordano and Wayside Technology Group, Inc. (11)

10.76	Restricted Stock Letter, dated May 5, 2009, between Daniel Jamieson and Wayside Technology Group, Inc. (11)

10.77	Restricted Stock Letter, dated May 5, 2009, between Vito Legrottaglie and Wayside Technology Group, Inc. (11)

10.78	Restricted Stock Letter, dated February 9, 2010, between Kevin Scull and Wayside Technology Group, Inc. (12)

10.79	Restricted Stock Letter, dated February 9, 2010, between Richard Bevis and Wayside Technology Group, Inc. (12)

10.80	Restricted Stock Letter, dated February 9, 2010, between Simon Nynens and Wayside Technology Group, Inc. (12)

10.81	Restricted Stock Letter, dated February 9, 2010, between Vito Legrottaglie and Wayside Technology Group, Inc. (12)

10.82	Restricted Stock Letter, dated February 9, 2010, between Daniel Jamieson and Wayside Technology Group, Inc. (12)

10.83	Restricted Stock Letter, dated February 9, 2010, between Shawn Giordano and Wayside Technology Group, Inc. (12)

10.84	Restricted Stock Letter, dated February 9, 2010, between Edwin Morgens and Wayside Technology Group, Inc. (12)

10.85	Restricted Stock Letter, dated February 9, 2010, between William Willett and Wayside Technology Group, Inc. (12)

10.86	Restricted Stock Letter, dated February 9, 2010, between Allan Weingarten and Wayside Technology Group, Inc. (12)

10.87	Restricted Stock Letter, dated February 9, 2010, between Mark Boyer and Wayside Technology Group, Inc. (12)

10.88	Restricted Stock Letter, dated February 9, 2010, between Duff Meyercord and Wayside Technology Group, Inc. (12)

21.1	Subsidiaries of the Registrant

23.1	Consent of EisnerAmper LLP

23.2	Consent of Amper, Politziner & Mattia, LLP

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Simon F. Nynens, the Chief Executive Officer of the Company.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Kevin T. Scull, the Chief Accounting Officer of the Company.

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

(1)	Incorporated by reference to the Exhibits of the same number to the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-92810).

(2)	Incorporated by reference to the Exhibits of the same number to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 3, 2006.

(3)	Incorporated by reference to Exhibit A and Exhibit B, respectively, to the Registrant’s Definitive Annual Meeting Proxy Statement filed on April 30, 1998.

(4)	Incorporated by reference to Exhibit A of the Registrant’s Definitive Annual Meeting Proxy Statement filed on April 28, 2006.

(5)	Incorporated by reference to exhibits of the same number filed with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2007 filed on March 13, 2008.

(6)	Incorporated by reference to Exhibit 10.42 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999.

(7)	Incorporated by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed on May 12, 2006.

(8)	Incorporated by reference to exhibits of the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed on May 15, 2007.

(9)	Incorporated by reference to exhibits of the same number filed with the Registrant’s Current Report on Form 8-K filed on May 21, 2007.

(10)	Incorporated by reference to exhibits of the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the Period Ended March 31, 2008 filed May 12, 2008.

(11)	Incorporated by reference to exhibits of the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the Period Ended June 30, 2009 filed August 11, 2009.

(12)	Incorporated by reference to exhibits of the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the Period Ended March 31, 2010 filed May 10, 2010.

(b)	The exhibits required by Item 601 of Regulation S-K are reflected above in Section (a) 3. of this Item.

(c)	The financial statement schedule is included as reflected in Section (a) 2. of this Item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Shrewsbury, New Jersey, on February 18, 2011.

WAYSIDE TECHNOLOGY GROUP, INC.

By:	/s/ Simon F. Nynens
Simon F. Nynens, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

	President and Chief Executive Officer and	February 18, 2011
/s/ Simon F. Nynens	Chairman of the Board of Directors
Simon F. Nynens	(Principal Executive Officer)

	Vice President and Chief Accounting Officer	February 18, 2011
/s/ Kevin T. Scull	(Principal Financial and Accounting Officer)
Kevin T. Scull

/s/ William H. Willett	Director	February 18, 2011
William H. Willett

/s/ Mark. T. Boyer	Director	February 18, 2011
Mark. T. Boyer

/s/ Duffield Meyercord	Director	February 18, 2011
Duffield Meyercord

/s/ Edwin H. Morgens	Director	February 18, 2011
Edwin H. Morgens

/s/ Allan D. Weingarten	Director	February 18, 2011
Allan D. Weingarten

Items 8 and 15(a)

Wayside Technology Group, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Wayside Technology Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Wayside Technology Group, Inc. and Subsidiaries as of December 31, 2010, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wayside Technology Group, Inc. and Subsidiaries as of December 31, 2010, and the results of their earnings and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the consolidated financial statement schedule, Schedule II — Valuation and Qualifying Accounts, for the year ended December 31, 2010. In our opinion, this financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ EisnerAmper LLP

February 18, 2011
Edison, New Jersey

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Wayside Technology Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Wayside Technology Group, Inc. and Subsidiaries as of December 31, 2009, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for the years ended December 31, 2009 and 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wayside Technology Group, Inc. and Subsidiaries as of December 31, 2009, and the results of their earnings and their cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the consolidated financial statement schedule, Schedule II — Valuation and Qualifying Accounts, for the years ended December 31, 2009 and 2008. In our opinion, this financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ Amper, Politziner & Mattia, LLP

February 22, 2010
Edison, New Jersey

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share and per share amounts)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$10,955	$8,560
Marketable securities	4,528	7,571
Accounts receivable, net of allowances of $1,473 and $1,097 in 2010 and 2009, respectively	42,486	27,040
Inventory, net	1,164	967
Prepaid expenses and other current assets	1,250	998
Deferred income taxes	516	677
Total current assets	60,899	45,813

Equipment and leasehold improvements, net	545	432
Accounts receivable-long-term	6,866	6,901
Other assets	37	38
Deferred income taxes	336	483
	$68,683	$53,667
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$41,791	$29,230
Current portion - capital lease obligation	75	—
Total current liabilities	41,866	29,230

Long- term portion- capital lease obligation	138
Other liabilities	—	78
Total liabilities	42,004	29,308

Commitments and Contingencies

Stockholders’ equity:
Common Stock, $.01 par value; 10,000,000 shares authorized; 5,284,500 shares issued; and 4,770,241 and 4,688,844 shares outstanding in 2010 and 2009, respectively	53	53
Additional paid-in capital	25,473	24,826
Treasury stock, at cost, 514,259 and 595,656 shares in 2010 and 2009, respectively	(3,570)	(3,555)
Retained earnings	4,267	2,727
Accumulated other comprehensive income	456	308
Total stockholders’ equity	26,679	24,359
	$68,683	$53,667

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Statements of Earnings

(Dollars in thousands, except per share amounts)

	Years ended December 31,
	2010	2009	2008

Net sales	$206,730	$146,384	$174,025

Cost of sales	186,720	130,791	157,228

Gross profit	20,010	15,593	16,797

Selling, general and administrative expenses	13,207	11,319	12,207

Income from operations	6,803	4,274	4,590

Other income:
Interest income	405	521	741
Foreign currency transaction gain	2	—	3
Income before provision for income taxes	7,210	4,795	5,334

Provision for income taxes	2,789	1,928	2,168

Net income	$4,421	$2,867	$3,166

Income per common share-Basic	$1.01	$0.65	$0.72
Income per common share-Diluted	$0.98	$0.65	$0.71

Weighted average common shares outstanding-Basic	4,386	4,399	4,414
Weighted average common shares outstanding-Diluted	4,500	4,427	4,461

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(Dollars in thousands, except share amounts)

	Common Stock		Additional Paid-In	Treasury		Retained earnings	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	(Deficit)	Income	Total

Balance at January 1, 2008	5,284,500	$53	$28,860	576,002	$(2,283)	$(2,599)	$461	$24,492
Net income						3,166		3,166
Other comprehensive income:
Translation adjustment							(469)	(469)
Unrealized gain on available-for-sale securities							19	19
Comprehensive income								2,716
Dividends paid			(2,811)					(2,811)
Exercise of stock options			59	(45,000)	164			223
Share-based compensation expense			735					735
Tax expense from share- based compensation			(22)					(22)
Restricted stock grants			(185)	(54,000)	185			—
Treasury shares repurchased				163,836	(1,449)			(1,449)
Balance at December 31, 2008	5,284,500	53	26,636	640,838	(3,383)	567	11	23,884

Net income						2,867		2,867
Other comprehensive income:
Translation adjustment							333	333
Unrealized loss on available-for-sale securities							(36)	(36)
Comprehensive income								3,164
Dividends paid			(2,106)			(707)		(2,813)
Share-based compensation expense			893					893
Tax expense from share- based compensation			(51)					(51)
Restricted stock grants			(546)	(140,000)	546			—
Treasury shares repurchased				94,818	(718)			(718)
Balance at December 31, 2009	5,284,500	53	24,826	595,656	(3,555)	2,727	308	24,359

Net income						4,421		4,421
Other comprehensive income:
Translation adjustment							142	142
Unrealized gain on available-for-sale securities							6	6
Comprehensive income								4,569
Dividends paid						(2,881)		(2,881)
Share-based compensation expense			1,187					1,187
Tax benefit from share- based compensation			53					53
Restricted stock grants (net of forfeitures)			(593)	(144,625)	593			—
Treasury shares repurchased				63,228	(608)			(608)
Balance at December 31, 2010	5,284,500	$53	$25,473	514,259	$(3,570)	$4,267	$456	$26,679

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands, except share amounts)

	Year ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income	$4,421	$2,867	$3,166
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	311	291	347
Amortization expense	6	6	8
Provision for doubtful accounts receivable	141	66	39
Deferred income tax expense	273	271	395
Share-based compensation expense	1,187	893	735
Reversal of uncertain tax position liability	(78)	—	—
Loss on disposal of fixed assets	—	—	7
Changes in operating assets and liabilities:
Accounts receivable	(15,436)	(8,972)	2,844
Inventory	(197)	93	54
Prepaid expenses and other current assets	(249)	(217)	142
Accounts payable and accrued expenses	12,542	5,680	(8,263)
Net change in other operating assets and liabilities	(4)	21	38
Net cash provided by (used in) operating activities	2,917	999	(488)
Cash flows provided by (used in) investing activities
Purchase of equipment and leasehold improvements	(176)	(179)	(308)
Purchase of available-for-sale securities	(6,206)	(10,379)	(16,788)
Redemptions of available-for-sale securities	9,255	12,138	17,080
Proceeds from sale of fixed assets	—	—	8
Net cash provided by (used in) investing activities	2,873	1,580	(8)
Cash flows used in financing activities
Purchase of treasury stock	(608)	(718)	(1,449)
Proceeds from stock option exercises	—	—	223
Tax benefit (expense) from share- based compensation	53	(51)	(22)
Dividends paid	(2,881)	(2,813)	(2,811)
Repayment of capital lease obligations	(34)	—	—
Net cash used in financing activities	(3,470)	(3,582)	(4,059)
Effect of foreign exchange rate on cash	75	214	(337)
Net increase (decrease) in cash and cash equivalents	2,395	(789)	(4,892)
Cash and cash equivalents at beginning of year	8,560	9,349	14,241
Cash and cash equivalents at end of year	$10,955	$8,560	$9,349

Supplementary disclosure of cash flow information:
Income taxes paid	$2,142	$1,995	$1,336
Equipment financed with capital lease	$247	—	—

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in tables in thousands, except share and per share amounts)

Note 1.  Description of Business

Wayside Technology Group, Inc. and Subsidiaries, the “Company,” markets software to software development and information technology professionals in the United States and Canada. It was formerly known as Programmer’s Paradise, Inc. and changed its name to Wayside Technology Group, Inc. in August 2006. The Company operates through two segments, Lifeboat Distribution (“Lifeboat”) and Programmer’s Paradise (“Programmer’s”). The Lifeboat segment distributes technical software through a worldwide network of corporate and value-added resellers, consultants, and systems integrators. The Programmer’s segment sells technical software, hardware, and services for microcomputers, servers, and networks to individual programmers, corporations, government agencies, and educational institutions primarily in the United States and Canada.

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

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in tables in thousands, except share and per share amounts)

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows (in thousands, except per share data):

	Year ended December 31,
	2010	2009	2008
Numerator:
Net income	$4,421	$2,867	$3,166
Denominator:
Weighted average shares (Basic)	4,386	4,399	4,414
Dilutive effect of outstanding options and nonvested shares of restricted stock	114	28	47

Weighted average shares including assumed conversions (Diluted)	4,500	4,427	4,461

Basic net income per share	$1.01	$0.65	$0.72
Diluted net income per share	$0.98	$0.65	$0.71

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

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in tables in thousands, except share and per share amounts)

Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiaries have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year.  Cumulative translation adjustments have been classified within accumulated other comprehensive income, which is a separate component of stockholders’ equity in accordance ASC Topic No. 220, “Comprehensive Income”.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations in credit risk consist of cash, cash equivalents, and marketable securities. At December 31, 2010, the Company’s $4.5 million of investments in marketable securities are only in highly rated and liquid U.S. government securities and insured certificates of deposit.

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

Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 2010 and 2009, because of the relative short maturity of these instruments.

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

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in tables in thousands, except share and per share amounts)

Accounts receivable-long-term

Accounts receivable—long-term result from product sales with extended payment terms that are discounted to their present values at the prevailing market rates. In subsequent periods, the accounts receivable are increased to the amounts due and payable by the customers through the accretion of interest income on the unpaid accounts receivable due in future years. The amounts due under these long-term accounts receivable due within one year are reclassified to the current portion of accounts receivable.

Comprehensive Income

Comprehensive income consists of net income for the period, the impact of unrealized foreign currency translation adjustments and unrealized gains or losses on investments.  The foreign currency translation adjustments are not currently adjusted for income taxes as they relate to permanent investments in international subsidiaries.

Revenue Recognition

The Company records revenues from sales transactions when title to products sold passes to the customer. Usual sales terms are FOB shipping point, at which time title and risk of loss has passed to the customer. Revenue is recognized in accordance with ASC Topic 985-605 “ Software Revenue Recognition” and  ASC Topic 605-10-S99, and ASC Topic 605-45, “Reporting Revenue Gross as a Principal versus Net as an Agent”. The majority of the Company’s revenues relates to physical products and is recognized on a gross basis with the selling price to the customer recorded as net sales with the acquisition cost of the product to the Company recorded as cost of sales. At the time of sale, the Company also records an estimate for sales returns based on historical experience. Certain software maintenance products, third party services and extended warranties sold by the Company (for which the Company is not the primary obligor) are recognized on a net basis. Accordingly, such revenues are recognized in net sales either at the time of sale or over the contract period, based on the nature of the contract, at the net amount retained by the Company, with no cost of goods sold.

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

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in tables in thousands, except share and per share amounts)

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. This method also requires a valuation allowance against the net deferred tax asset if, based on the weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting  Standards  Update (“ASU”) No. 2010-06, “Fair Value  Measurements  and  Disclosures:  Improving  Disclosures  About Fair Value Measurements.”  This ASU requires additional disclosures about the fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments.  For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately.  ASU 2010-06 is effective for interim and annual financial periods beginning after December 15, 2009, and did not have a material impact on the Company’s consolidated financial statements.

3.  Marketable securities

Investments in available-for-sale securities at December 31, 2010 were:

	Cost	Market value	Unrealized gain (loss)
U.S. Government Securities	$1,008	$1,009	$1
Certificates of deposit	3,524	3,519	$(5)
Total Marketable securities	$4,532	$4,528	$(4)

The cost and market value of our investments at December 31, 2010 by contractual maturity were:

		Estimated
	Cost	Fair Value

Due in one year or less	$4,532	$4,528

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in tables in thousands, except share and per share amounts)

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

4.  Fair Value Measurements

The Company accounts for the fair value measurements in accordance with FASB ASC Topic 820 “Fair Value Measurement and Disclosure”, which establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. The Company uses the following methods for determining fair value in accordance with ASC Topic 820. For assets and liabilities that are measured using quoted prices in active markets for the identical asset or liability, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs (Level 1). Assets and liabilities that are measured using significant other observable inputs are valued by reference to similar assets or liabilities, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data (Level 2). For all remaining assets and liabilities for which there are no significant observable inputs, fair value is derived using an assessment of various discount rates, default risk, credit quality and the overall capital market liquidity (Level 3).

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheet:

	Fair Value Measurements at December 31, 2010 Using
(In thousands) Description	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government Securities	$1,009	$1,009	$—	$—
Certificates of deposit	$3,519		$3,519

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in tables in thousands, except share and per share amounts)

	Fair Value Measurements at December 31, 2009 Using
(In thousands) Description	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government Securities	$4,064	$4,064	$—	$—
Certificates of deposit	$3,507		$3,507

U.S. Government Securities - U.S. government securities are valued using quoted market prices. Accordingly, U.S. government securities are categorized in Level 1 of the fair value hierarchy.

Certificates of deposit- The fair value of certificates of deposit is estimated using third-party quotations. These deposits are categorized in Level 2 of the fair value hierarchy.

5. Balance Sheet Detail

Equipment and leasehold improvements consist of the following as of December 31:

	2010	2009
Equipment	$2,546	$2,528
Leasehold improvements	551	549
	3,097	3,077
Less accumulated depreciation and amortization	(2,552)	(2,645)
	$545	$432

Accounts payable and accrued expenses consist of the following as of December 31:

	2010	2009

Trade accounts payable	$38,998	$27,552
Accrued expenses	2,793	1,678
	$41,791	$29,230

Accumulated other comprehensive income consists of the following as of December 31:

	2010	2009

Foreign currency translation adjustments	$460	$318
Unrealized gain (loss) on marketable securities	(4)	(10)
	$456	$308

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in tables in thousands, except share and per share amounts)

6.  Income Taxes

Deferred tax attributes resulting from differences between financial and accounting amounts and tax basis of assets and liabilities at December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
Current assets
Accruals and reserves	$362	$406
Goodwill	154	271
Net current deferred tax assets	$516	$677

Non-current assets
Accruals and reserves	$235	$236
Depreciation	101	90
Goodwill	—	157
Net non-current deferred tax assets	$336	$483
Total deferred tax assets	$852	$1,160

The provision for income taxes is as follows:

	Year ended December 31,
	2010	2009	2008
Current:
Federal	$1,800	$1,114	$1,356
State	546	378	213
Canada	170	165	204
	2,516	1,657	1,773
Deferred:
Federal	211	249	280
State	62	22	115
	273	271	395
	$2,789	$1,928	$2,168
Effective Tax Rate	38.7%	40.2%	40.6%

The effective tax rate for year ended December 31, 2010 was impacted by a benefit of $78 thousand related to the reversal of the Company’s liability related to uncertain tax positions.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in tables in thousands, except share and per share amounts)

The reasons for the difference between total tax expense and the amount computed by applying the U.S. statutory federal income tax rate to income before income taxes are as follows:

	Year ended December 31,
	2010	2009	2008

Statutory rate applied to pretax income	$2,456	$1,630	$1,813
State income taxes, net of benefit of federal income taxes	399	260	239
Foreign income taxes over U.S. statutory rate	(5)	25	31
Other items	(61)	13	85
Income tax expense	$2,789	$1,928	$2,168

The Company receives a tax deduction from the gains realized by employees on the exercise of certain non-qualified stock options for which the tax effect of the difference between the book and tax deduction is recognized as a component of stockholders’ equity.

The Company accounts for uncertainties in accordance with FASB ASC 740 “Income Taxes” as of January 1, 2007. This standard clarified the accounting for uncertainties in income taxes. The standard prescribes criteria for recognition and measurement of tax positions. It also provides guidance on derecognition, classification, interest and penalties, and disclosures related to income taxes associated with uncertain tax positions.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal consolidated tax return and its state tax return in New Jersey and its Canadian tax return as major tax jurisdictions. The only periods subject to examination for the Company’s federal return are the 2008, 2009 and 2010 tax years. The audit of the tax years 2006 and 2007 has been completed, with no adjustments proposed by the Internal Revenue Service.  The current periods subject to examination for the Company’s state returns in New Jersey are years 2008, 2009 and 2010. The current periods subject to examination for the Company’s Canadian tax returns are the years 2008 through 2010. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense when assessed. No liability was recorded for interest or penalties related to uncertain tax positions at December 31, 2010. The Company did not record a cumulative effect adjustment related to adoption (January 1, 2007) of accounting for uncertainties in income taxes.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Federal, State and Foreign Tax
Balance at January 1, 2010	$78
Decrease based on tax positions related to prior years	(78)
Net Unrecognized Tax Benefit at December 31, 2010	$—

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in tables in thousands, except share and per share amounts)

The most recent Internal Revenue Service (“IRS”) examination was of the Company’s 2006-2007 tax returns which were completed by the IRS as of March 1, 2010, and management believes that all uncertain tax positions were resolved at that time.

For financial reporting purposes, income before income taxes includes the following components:

	Year ended December 31
	2010	2009	2008
United States	$6,696	$4,382	$4,825
Canada	514	413	509
	$7,210	$4,795	$5,334

7.  Stockholders’ Equity and Stock Based Compensation

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

At the annual stockholder’s meeting held on June 14, 2006, the Company’s stockholders approved the 2006 Stock-Based Compensation Plan (the “2006 Plan”). The 2006 Plan authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses, and other equity-based awards. The number of shares of Common Stock initially available under the 2006 Plan is 800,000.  As of December 31, 2010 the number of shares of common stock available for future award grants to employees and directors under this plan is 128,875.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in tables in thousands, except share and per share amounts)

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

During 2010, the Company granted a total of 150,500 shares of restricted stock to officers, and employees. These shares vest over 60 months. A total of 5,875 shares of restricted common stock were forfeited as a result of employees and officers terminating employment with the Company.

Changes during 2008, 2009 and 2010 in options outstanding for the combined plans were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2008	442,890	7.85
Granted in 2008	—	—
Canceled in 2008	(5,000)	12.85
Exercised in 2008	(45,000)	4.96
Outstanding at December 31, 2008	392,890	8.12
Granted in 2009	—	—
Canceled in 2009	—	—
Exercised in 2009	—	—
Outstanding at December 31, 2009	392,890	8.12
Granted in 2010	—	—
Canceled in 2010	—	—
Exercised in 2010	—	—
Outstanding at December 31, 2010	392,890	8.12
Exercisable at December 31, 2010	392,890	$8.12

The options exercisable at December 31, 2010 and 2009 were 392,890 and 392,890, respectively.

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2010 was $1.3 million. The intrinsic value is calculated as the difference between the market value as of December 31, 2010 and the exercise price of the shares. The market value as of December 31, 2010 was $11.26 as reported by the Nasdaq Global Market.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in tables in thousands, except share and per share amounts)

Stock options outstanding at December 31, 2010 are summarized as follows:

Range of Exercise Prices	Outstanding Options as of December 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable as of December 31, 2010	Weighted Average Exercise Price

$2.00 — $2.99	18,500	1.7	$2.13	18,500	$2.13
3.00 — 6.99	28,750	0.2	3.73	28,750	3.73
7.00 — 9.99	290,000	3.4	8.03	290,000	8.03
10.00—12.99	55,640	4.3	12.85	55,640	12.85
	392,890	3.2	$8.12	392,890	$8.12

Under the various plans, options that are cancelled can be reissued. At December 31, 2010 no options were reserved for future issuance.

A summary of nonvested shares of restricted stock awards outstanding under the Company’s 2006 Plan as of December 31, 2010 and changes during the year then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2008	267,250	13.47
Granted in 2008	57,500	10.68
Vested in 2008	(56,500)	13.00
Forfeited in 2008	(3,500)	14.85
Nonvested shares at December 31, 2008	264,750	12.76
Granted in 2009	140,000	7.55
Vested in 2009	(77,500)	11.52
Forfeited in 2009	—	—
Nonvested shares at December 31, 2009	327,250	$11.03
Granted in 2010	150,500	8.57
Vested in 2010	(113,225)	10.49
Forfeited in 2010	(5,875)	9.21
Nonvested shares at December 31, 2010	358,650	$10.18

As of December 31, 2010, there was approximately $3.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 4.2 years.

For the years ended December 31, 2010, 2009 and 2008, we recognized share-based compensation cost of approximately $1.2 million, $0.9 million and $0.7 million, respectively, which is included in general and administrative expenses.  The Company does not capitalize any share-based compensation cost.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in tables in thousands, except share and per share amounts)

8.  Defined Contribution Plan

The Company maintains a defined contribution plan covering substantially all domestic employees. Participating employees may make contributions to the plan, through payroll deductions. Matching contributions are made by the Company equal to 50% of the employee’s contribution to the extent such employee contribution did not exceed 6% of their compensation.  During the years ended December 31, 2010, 2009 and 2008, the Company expensed approximately $131 thousand, $116 thousand and $130 thousand, respectively, related to this plan.

9.  Commitments and Contingencies

Leases

Operating leases relate to the lease of the space used for our operations in Shrewsbury, New Jersey and Mississauga, Canada. The commitments for operating leases include the minimum rent payments and a proportionate share of operating expenses and property taxes.

2011	$425
2012	418
2013	82
2014	—
2015	—
$925

Rent expense for the years ended December 31, 2010, 2009 and 2008 was approximately $387 thousand, $354 thousand and $371 thousand, respectively.

Employment Agreements

In the second quarter of 2007 the Vice President of Marketing and Business Development resigned from his position with the Company.

In connection with the resignation, the Company issued a letter (the “Resignation Letter”).  Pursuant to the Resignation Letter, the Company paid the former executive his current salary of $150 thousand (plus payments for unused vacation time) in 24 equal semimonthly installments. The Company expensed the $150 thousand ratably over the term of the consulting agreement which was one year following the Resignation Letter.

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

(Dollars in tables in thousands, except share and per share amounts)

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

10. Industry, Segment and Geographic Information

The Company markets software to software development and information technology professionals in the United States and Canada.

Geographic revenue and identifiable assets related to operations as of and for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Net sales to Unaffiliated Customers:
United States	$191,682	$135,020	$155,193
Canada	15,048	11,364	18,832
Total	$206,730	$146,384	$174,025

	2010	2009	2008
Identifiable Assets by Geographic Areas at December 31,
United States	$64,237	$50,236	$44,690
Canada	4,446	3,431	2,795
Total	$68,683	$53,667	$47,485

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

(Dollars in tables in thousands, except share and per share amounts)

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

	Year Ended
	December 31,
	2010	2009	2008
Revenue:
Programmer’s Paradise	$57,579	$48,326	$56,893
Lifeboat	149,151	98,058	117,132
	206,730	146,384	174,025
Gross Profit:
Programmer’s Paradise	$6,307	$5,652	$6,509
Lifeboat	13,703	9,941	10,288
	20,010	15,593	16,797
Direct Costs:
Programmer’s Paradise	$2,932	$2,650	$2,876
Lifeboat	3,934	2,866	2,915
	6,866	5,516	5,791
Income Before Taxes:
Programmer’s Paradise	3,375	3,002	3,632
Lifeboat	9,769	7,075	7,373
Segment Income	13,144	10,077	11,005
General and administrative	6,341	5,803	6,415
Interest income	405	521	741
Foreign currency translation gains	2	—	3
Income before taxes	$7,210	$4,795	$5,334

Selected Assets By Segment:
Programmer’s Paradise	$26,644	$21,591
Lifeboat	23,872	13,317
Segment Select Assets	50,516	34,908
Corporate Assets	18,167	18,759
Total Assets	$68,683	$53,667

The Company had one customer that accounted for more than 10% of total sales for 2010. For the year ended December 31, 2010, CDW accounted for 15.8% of consolidated net sales and 12.8% total net accounts receivable as of December 31, 2010. For the year ended December 31, 2009, CDW and Software House International accounted for 10.5% and 10.7% of consolidated net sales, respectively. The Company had no major customers that accounted for more than 10% of total sales for 2008. Our top five customers accounted for 44%, 36%, and 31% of consolidated net sales in 2010, 2009 and 2008, respectively.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in tables in thousands, except share and per share amounts)

11. Loss on Lease

During the second quarter of 2006, the Company made the decision to close down and sublease its sales office in Hauppauge, New York. Based on forecasted sublease income compared to estimated expenses, the Company recorded a liability and took a charge of approximately $97 thousand during the second quarter of 2006.

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

12. Quarterly Results of Operations (Unaudited)

The following table presents summarized quarterly results for 2010:

	First	Second	Third	Fourth

Net sales	$40,358	$48,443	$52,994	$64,935
Gross profit	3,969	4,685	5,134	6,224
Net income	624	1,054	1,257	1,486

Basic net income per common share	$0.14	$0.24	$0.29	$0.34
Diluted net income per common share	$0.14	$0.23	$0.28	$0.33

The following table presents summarized quarterly results for 2009:

	First	Second	Third	Fourth

Net sales	$31,750	$37,032	$35,310	$42,292
Gross profit	3,467	4,081	3,695	4,350
Net income	578	790	599	900

Basic net income per common share	$0.13	$0.18	$0.14	$0.20
Diluted net income per common share	$0.13	$0.18	$0.13	$0.20

Wayside Technology Group, Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

(In Thousands)

Description	Beginning Balance	Charged to Cost and Expense	Deductions	Ending Balance

Year ended December 31, 2008
Allowances for accounts receivable	$908	$457	$279	$1,086
Reserve for inventory obsolescence	$39	$15	$(2)	$56
Year ended December 31, 2009
Allowances for accounts receivable	$1,086	$126	$115	$1,097
Reserve for inventory obsolescence	$56	$(10)	$26	$20
Year ended December 31, 2010
Allowances for accounts receivable	$1,097	$480	$104	$1,473
Reserve for inventory obsolescence	$20	$—	$2	$18