Form 10-Q
period 2011-03-31
Wayside Technology Group, Inc.
filed 2011-05-03
CIK 945983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

There were 4,754,952 outstanding shares of common stock, par value $.01 per share, (“Common Stock”) as of May 02, 2011, not including 529,548 shares classified as treasury stock.

PART I — FINANCIAL INFORMATION

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$13,089	$10,955
Marketable securities	2,278	4,528
Accounts receivable, net of allowances of $1,506 and $1,473, respectively	34,699	42,486
Inventory, net	1,294	1,164
Prepaid expenses and other current assets	1,290	1,250
Deferred income taxes	494	516
Total current assets	53,144	60,899

Equipment and leasehold improvements, net	586	545
Accounts receivable-long-term	6,513	6,866
Other assets	36	37
Deferred income taxes	336	336

Total assets	$60,615	$68,683

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$33,729	$41,791
Current portion - capital lease obligation	75	75
Total current liabilities	33,804	41,866

Long- term portion- capital lease obligation	117	138
Total liabilities	33,921	42,004

Commitments and contingencies

Stockholders’ equity
Common Stock, $.01 par value; 10,000,000 shares authorized, 5,284,500 shares issued; 4,754,952 and 4,770,241 shares outstanding, respectively	53	53
Additional paid-in capital	25,771	25,473
Treasury stock, at cost, 529,548 and 514,259 shares, respectively	(4,067)	(3,570)
Retained earnings	4,357	4,267
Accumulated other comprehensive income	580	456
Total stockholders’ equity	26,694	26,679
Total liabilities and stockholders’ equity	$60,615	$68,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share data)

	Three months ended
	March 31,
	2011	2010

Net sales	$51,549	$40,358

Cost of sales	46,724	36,390

Gross profit	4,825	3,968

Selling, general and administrative expenses	3,530	3,030

Income from operations	1,295	938

Interest income, net	86	108

Realized foreign exchange gain	—	1

Income before income tax provision	1,381	1,047

Provision for income taxes	538	424

Net income	$843	$623

Net income per common share - Basic	$0.19	$0.14

Net income per common share — Diluted	$0.18	$0.14

Weighted average common shares outstanding-Basic	4,414	4,371

Weighted average common shares outstanding-Diluted	4,651	4,425

Dividends paid per common share	$0.16	$0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share amounts)

	Common Stock		Additional Paid-In	Treasury		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income	Total

Balance at January 1, 2011	5,284,500	$53	$25,473	514,259	$(3,570)	$4,267	$456	$26,679
Net Income						843		843
Other comprehensive income :
Translation adjustment							121	121
Unrealized gain on available- for-sale securities							3	3
Comprehensive income								967
Dividends paid						(753)		(753)
Exercise of stock options			(11)	(18,750)	82			71
Share-based compensation expense			289					289
Tax benefit from share- based compensation			61					61
Restricted stock grants( net of forfeitures)			(41)	(8,775)	41			—
Treasury shares repurchased				42,814	(620)			(620)
Balance at March 31, 2011	5,284,500	$53	$25,771	529,548	$(4,067)	$4,357	$580	$26,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2011	2010
Net income	$843	$623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79	78
Deferred income taxes	22	109
Share-based compensation expense	289	301
Changes in operating assets and liabilities:
Accounts receivable	8,256	1,136
Inventory	(129)	(264)
Prepaid expenses and other current assets	(37)	211
Accounts payable and accrued expenses	(8,131)	(1,489)
Net change in other assets and liabilities	1	(4)
Net cash provided by operating activities	1,193	701

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(1,827)
Redemptions of available-for-sale securities	2,251	2,843
Capital expenditures	(119)	(89)
Net cash provided by investing activities	2,132	927

Cash flows from financing activities:
Dividend paid	(753)	(710)
Treasury stock repurchased	(620)	(117)
Tax benefit from share- based compensation	61	—
Repayment of capital lease obligations	(21)	—
Proceeds from stock option exercises	71	—
Net cash used in financing activities	(1,262)	(827)

Effect of foreign exchange rate on cash	71	49

Net increase in cash and cash equivalents	2,134	850
Cash and cash equivalents at beginning of period	10,955	8,560
Cash and cash equivalents at end of period	$13,089	$9,410

Supplementary disclosure of cash flow information:
Income taxes paid	$344	$222

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

March 31, 2011

1.             The accompanying unaudited condensed consolidated financial statements of Wayside Technology Group, Inc. and its subsidiaries (collectively, the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete audited financial statements.

The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, stock-based compensation and costs associated with exit or disposal activities, and contingencies and litigation. The Company bases its estimates on its historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the opinion of the Company’s management, all adjustments that are of a normal recurring nature, considered necessary for fair presentation, have been included in the accompanying financial statements. The Company’s actual results may differ from these estimates under different assumptions or conditions. The unaudited condensed consolidated statements of earnings for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities Exchange Commission for the year ended December 31, 2010.

2.             Assets and liabilities of the Company’s foreign subsidiaries have been translated at current exchange rates, and related sales and expenses have been translated at average rates of exchange in effect during the period. The sales from our Canadian operations in the first three months of 2011 were $4.7 million as compared to $3.4 million for the first three months of 2010.

3.             Cumulative translation adjustments and unrealized gains (losses) on available-for-sale securities have been classified within accumulated other comprehensive income, which is a separate component of stockholders’ equity in accordance with FASB ASC Topic 220, “Comprehensive Income.”

4.                             The Company records revenues from sales transactions when title to products sold passes to the customer. Usual sales terms are FOB shipping point, at which time title and risk of loss have passed to the customer and delivery has occurred.  Revenue is recognized in accordance with ASC Topic 985-605 “ Software Revenue Recognition” and  ASC Topic 605-10-S99, and ASC Topic 605 -45, “Reporting Revenue Gross as a Principal versus Net as an Agent”. The majority of the Company’s revenues relates to physical products and is recognized on a gross basis with the selling price to the customer recorded as net sales and the acquisition cost of the product to the Company recorded as cost of sales. At the time of sale, the Company also records an estimate for sales returns based on historical experience. Certain software maintenance products, third party services and extended warranties sold by the Company (for which the Company is not the primary obligor) are recognized on a net basis. Accordingly, such revenues are recognized in net sales either at the time of sale or over the contract period, based on the nature of the contract, at the net amount retained by the Company, with no cost of goods sold.

Accounts receivable long-term result from product sales with extended payment terms that are discounted to their present values at the prevailing market rates. In subsequent periods, the accounts receivable are increased to the amounts due and payable by the customers through the accretion of interest income on the unpaid accounts receivable due in future years. The amounts due under these long-term accounts receivable due within one year are reclassified to the current portion of accounts receivable.

5.             Vendor rebates and price protection are recorded when earned as a reduction to cost of sales or merchandise inventory, as applicable. Cooperative reimbursements from vendors, which are earned and available, are recorded in the period in which the related advertising expenditure is incurred. Cooperative reimbursements are recorded as reduction in cost of sales in accordance with ASC

Topic 605-50 “Accounting by a Customer (including reseller) for Certain Consideration Received from a Vendor.”

6.             The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value at March 31, 2011 and December 31, 2010, because of the relative short maturity of these instruments.

Investments in available-for-sale securities at March 31, 2011 were (in thousands):

	Cost	Market value	Unrealized Gain (loss)
U.S. Government Securities	$1,003	$1,004	$1
Certificates of deposit	1,276	1,274	$(2)
Total Marketable securities	$2,279	$2,278	$(1)

The cost and market value of the Company’s investments at March 31, 2011 determined by contractual maturity were (in thousands):

		Estimated
	Cost	Fair Value

Due in one year or less	$2,279	$2,278

Investments in available-for-sale securities at December 31, 2010 were (in thousands):

	Cost	Market value	Unrealized Gain (loss)
U.S. Government Securities	$1,008	$1,009	$1
Certificates of deposit	3,524	3,519	$(5)
Total Marketable securities	$4,532	$4,528	$(4)

The cost and market value of the Company’s investments at December 31, 2010 determined by contractual maturity were (in thousands):

		Estimated
	Cost	Fair Value

Due in one year or less	$4,532	$4,528

7.             The Company accounts for the fair value measurement in accordance with FASB ASC Topic 820 “Fair Value Measurement and Disclosure”, which establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. The Company uses the following methods for determining fair value in accordance with ASC Topic 820. For assets and liabilities that are measured using quoted prices in active markets for the identical asset or liability, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs (Level 1). Assets and liabilities that are measured using significant other observable inputs are valued by reference to similar assets or liabilities, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data (Level 2). For all remaining assets and liabilities for which there are no significant observable inputs, fair value is derived using an assessment of various discount rates, default risk, credit quality and the overall capital market liquidity (Level 3).

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets:

		Fair Value Measurements at March 31, 2011 Using
(In thousands) Description	Balance at March 31, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government Securities	$1,004	$1,004	$—	$—

Certificates of deposit	$1,274	$—	$1,274	$—

		Fair Value Measurements at December 31, 2010 Using
(In thousands) Description	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government Securities	$1,009	$1,009	$—	$—

Certificates of deposit	$3,519	$—	$3,519	$—

U.S. Government Securities - U.S. government securities are valued using quoted market prices.  Accordingly, U.S. government securities are categorized in Level 1 of the fair value hierarchy.

Certificates of deposit- The fair value of certificates of deposit is estimated using third-party quotations.  These deposits are categorized in Level 2 of the fair value hierarchy.

8.               Balance Sheet Detail — (in thousands):

Equipment and leasehold improvements consist of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Equipment	$2,657	$2,546
Leasehold improvements	563	551
	3,220	3,097
Less accumulated depreciation and amortization	(2,634)	(2,552)
	$586	$545

Accounts payable and accrued expenses consist of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Trade accounts payable	$31,057	$38,998
Other accrued expenses	2,672	2,793
	$33,729	$41,791

Accumulated other comprehensive income consists of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Foreign currency translation adjustments	$581	$460
Unrealized (loss) on marketable securities	(1)	(4)
	$580	$456

9.                 Basic Earnings Per Share (“EPS”) is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed considering the potentially dilutive effect of outstanding stock options and nonvested shares of restricted stock. A reconciliation of the numerators and denominators of the basic and diluted per share computations follows (in thousands, except share and per share data):

	Three months ended
	March 31,
	2011	2010
Numerator:
Net income	$843	$623
Denominator:
Weighted average shares (Basic)	4,414	4,371
Dilutive effect of outstanding options and nonvested shares of restricted stock	237	54

Weighted average shares including assumed conversions (Diluted)	4,651	4,425

Basic net income per share	$0.19	$0.14
Diluted net income per share	$0.18	$0.14

10.           The Company had no major vendors that accounted for more than 10% of total purchases for the three months ended March 31, 2011 or March 31, 2010. The Company had three major customers that accounted for 14.3%, 10.6% and 10.3%, respectively, of its total net sales during the three months ended March 31, 2011. These same customers accounted for 15.4%, 2.6% and 12.3%, respectively, of total net accounts receivable as of March 31, 2011.  The Company had one major customer that accounted for 17.1% of its total net sales during the three months ended March 31, 2010.

11.           The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2007. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that it has appropriate support for the income tax positions it takes and expects to take on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

The provision consists of the following (in thousands):

	Three months ended
	March 31,
	2011	2010
Current:
Federal	$356	$215
State	103	62
Canada	57	38
	516	315

Deferred tax expense	22	109
	$538	$424
Effective tax rate	39.0%	40.5%

12.           The 2006 Stock- Based Compensation Plan (the “2006 Plan”). The 2006 Plan authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses, and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2006 Plan was 800,000. As of March 31, 2011, the number of shares of Common Stock available for future award grants to employees and directors under the 2006 Plan is 120,100.

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

During 2010, the Company granted a total of 150,500 shares of Restricted Stock to officers and employees. These shares of Restricted Stock vest over 60 months. In 2010, a total of 5,875 shares of Restricted Stock were forfeited as a result of employees and officers terminating employment with the Company.

In February 2011, the Company granted a total of 15,000 shares of Restricted Stock to employees. These shares of Restricted Stock vest over 60 months.  In 2011, a total of 6,225 shares of Restricted Stock were forfeited as a result of employees terminating employment with the Company.

In July 2008, the Company approved the increase of its Common Stock repurchase program by 500,000 shares. The Company expects to purchase shares of Common Stock under this plan from time to time in the market or otherwise, subject to market conditions.

Changes during 2011 in options outstanding under the Company’s combined plans (i.e., the 2006 Plan, the 1995 Non-Employee Director Plan and the 1995 Stock Option Plan) were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($M)(1)
Outstanding at January 1, 2011	392,890	$8.12
Granted in 2011	—	—
Canceled in 2011	—	—
Exercised in 2011	18,750	3.85
Outstanding at March 31, 2011	374,140	$8.33	3.2	$2.0
Exercisable at March 31, 2011	374,140	$8.33	3.2	$2.0

(1) The intrinsic value of an option is calculated as the difference between the market value on the last trading day of the quarter (March 31, 2011) and the exercise price of the outstanding options. The market value as of March 31, 2011 was $13.73 per share represented by the closing price as reported by The Nasdaq Global Market on that day.

A summary of nonvested shares of Restricted Stock awards outstanding under the Company’s 2006 Plan as of March 31, 2011, and changes during the three months then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2011	358,650	$10.18
Granted in 2011	15,000	14.35
Vested in 2011	(27,525)	10.50
Forfeited in 2011	(6,225)	8.60
Nonvested shares at March 31, 2011	339,900	$10.37

As of March 31, 2011, there is approximately $3.5 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 4.1 years.

For the three months ended March 31, 2011 and 2010, the Company recognized share-based compensation cost of approximately $289,000 and $301,000, respectively, which is included in the Company’s general and administrative expense.

13.           ASC Topic 280, “Segment Reporting,” requires that public companies report profits and losses and certain other information on their “reportable operating segments” in their annual and interim financial statements. The internal organization used by the public company’s Chief Operating Decision Maker (CODM) to assess performance and allocate resources determines the basis for reportable operating segments. The Company’s CODM is the Chief Executive Officer.

The Company is organized into two reportable operating segments — the “Programmer’s Paradise” segment, which sells technical software, hardware and services directly to end-users (such as individual programmers, corporations, government agencies, and educational institutions) and the “Lifeboat” segment, which distributes technical software to corporate resellers, value added resellers (VARs), consultants and systems integrators.

As permitted by ASC Topic 280, the Company has utilized the aggregation criteria in combining its operations in Canada with the domestic segments as the Canadian operations provide the same products and services to similar clients and are considered together when the Company’s CODM decides how to allocate resources.

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

The following segment reporting information of the Company is provided (in thousands):

	Three months ended
	March 31,
	2011	2010
Revenue:
Programmer’s Paradise	$11,998	$11,241
Lifeboat	39,551	29,117
	51,549	40,358
Gross Profit:
Programmer’s Paradise	$1,411	$1,323
Lifeboat	3,414	2,645
	4,825	3,968
Direct Costs:
Programmer’s Paradise	$720	$711
Lifeboat	1,117	838
	1,837	1,549
Segment Income:
Programmer’s Paradise	$691	$612
Lifeboat	2,297	1,807
Segment Income	2,988	2,419

Corporate general and administrative expenses	$1,693	$1,481
Interest income	86	108
Foreign currency translation gain	—	1
Income before taxes	$1,381	$1,047

Selected Assets By Segment:
Programmer’s Paradise	$21,173
Lifeboat	21,333
Corporate assets	18,109
Segment Selected Assets	$60,615

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of risk and uncertainties, including those set forth under the heading “Certain Factors Affecting Results of Operations and Stock Price” and elsewhere in this report and those set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the accompanying unaudited  condensed consolidated financial statements and related notes included in this report and the consolidated financial statements and related notes included in our 2010 Annual Report on Form 10-K.

Overview

The Company is organized into two reportable operating segments — the “Programmer’s Paradise” segment, which sells technical software, hardware and services directly to end-users (such as individual programmers, corporations, government agencies, and educational institutions) and the “Lifeboat” segment, which distributes technical software to end-users through corporate resellers, value added resellers (VARs), consultants and systems integrators.

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Three months ended March 31,
	2011	2010
Net sales	100.0%	100.0%
Cost of sales	90.6	90.2
Gross profit	9.4	9.8
Selling, general and administrative expenses	6.9	7.5
Income from operations	2.5	2.3
Interest income, net	0.2	0.3
Realized foreign currency exchange gain	—	—
Income before income taxes	2.7	2.6
Provision for income taxes	1.1	1.1
Net income	1.6%	1.5%

Net Sales

Net sales for the first quarter of 2011 increased 28% or $11.1 million to $51.5 million compared to $40.4 million for the same period in 2010. Total sales for the first quarter of 2011 for our Lifeboat segment were $39.5 million compared to $29.1 million in the first quarter of 2010, representing an increase of $10.4 million or 36%. Total sales for the first quarter of 2011 for our Programmer’s Paradise segment were $12.0 million compared to $11.2 million in the first quarter of 2010, representing a 7% increase.

Sales from our Lifeboat segment showed strong growth. The 36% increase in net sales in the first quarter of 2011 compared to the same period in 2010 was mainly a result of our continued focus on the expanding virtual infrastructure-centric business, the addition of several key product lines, and the strengthening of our account penetration.

Gross Profit

Gross Profit for the quarter ended March 31, 2011 was $4.8 million compared to $4.0 million for the first quarter of 2010, a 22% increase. Total gross profit for our Lifeboat segment in the first quarter of 2011 was $3.4 million compared to $2.6 million for the first quarter of 2010, representing a 29% increase. This increase in gross profit for the Lifeboat segment was due to aggressive sales volume growth within our Lifeboat segment. Total gross profit for our Programmer’s Paradise segment in the first quarter of 2011 was $1.4 million compared to $1.3 million for the first quarter of 2010, representing a 7% increase. This increase for the Programmer’s Paradise segment was primarily due to the increased sales volume.

Gross profit margin, i.e., gross profit as a percentage of net sales, decreased from 9.8% for the three months ended March 31, 2010 to 9.4% for the three months ended March 31, 2011. The increase in gross profit dollars and the decrease in gross profit margin were caused primarily by the aggressive sales growth within our Lifeboat segment, driven in part by our having won several large bids based on aggressive pricing, which we plan to continue to do. Gross profit margin for our Lifeboat segment was 8.6% compared to 11.8% for our Programmer’s Paradise segment in the first quarter of 2011. The decrease in gross margin of our Lifeboat segment to 8.6% in the first quarter of 2011 from 9.1 % in the first quarter of 2010 mainly reflects the competitive nature of our business and a shift in our product mix.

Selling, General and Administrative Expenses

Total selling, general, and administrative (“SG&A”) expenses for the first quarter of 2011 were $3.5 million compared to $3.0 million for the first quarter of 2010, which was mainly the result of an increase in employee and employee related expenses (salaries, commissions, bonus accruals and benefits) of $0.4 million and an increase in sales and marketing expenses of $0.1 million in the first three months of 2011 compared to the first three months of 2010. As a percentage of net sales, SG&A expenses for the first quarter of 2011 were 6.9% compared to 7.5% for the first quarter of 2010, mainly due to sales increasing at a faster pace than SG&A expenses.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary by quarter depending on changes in sales volume, and levels of continuing investments in information technology and marketing. We continue to monitor our SG&A expenses closely.

Direct selling costs (a component of SG&A) for the first quarter of 2011 were $1.8 million compared to $1.5 million for the first quarter of 2010. Total direct selling costs for our Programmer’s Paradise segment for the first quarter of 2011 were $0.7 million compared to $0.7 million for the same period in 2010. Total direct selling costs for our Lifeboat segment for the first quarter of 2011 were $1.1 million compared to $0.8 million for the first quarter of 2010 mainly due to increased employee related costs to manage and reward our growth in this segment.

Foreign Currency Transactions Gain (Loss)

There was no realized foreign currency exchange gain for the quarter ended March 31, 2011, compared to a foreign currency exchange gain of $1,000 for the same period in 2010. Foreign exchange gains and losses primarily result from our trade activity with our Canadian subsidiary. Although the Company does maintain bank accounts in Canadian currencies to reduce currency exchange fluctuations, the Company is, nevertheless, subject to risks associated with such fluctuations.

Income Taxes

For the quarter ended March 31, 2011, the Company recorded a provision for income taxes of $538,000 which consists of a provision of $356,000 for U.S. federal income taxes as well as a $103,000 provision for state and local taxes and $57,000 for Canadian taxes, and a deferred tax expense of $22,000. For the quarter ended March 31, 2010, the Company recorded a provision for income taxes of $424,000 which consists of a provision of $215,000 for U.S. federal income taxes as well as a $62,000 provision for state and local taxes and $38,000 for Canadian taxes, and a deferred tax expense of $109,000.

Liquidity and Capital Resources

During the first three months of 2011 our cash and cash equivalents increased by $2.1 million to $13.1 million at March 31, 2011, from $11.0 million at December 31, 2010. During the first three months of 2011, net cash provided by operating activities amounted to $1.2 million; net cash provided by investing activities amounted to $2.1 million and net cash used in financing activities amounted to $1.3 million.

Net cash provided by operating activities in the first three months of 2011 was $1.2 million and primarily resulted from an $8.3 million decrease in accounts receivable, and $1.2 million from net income excluding non-cash charges, partially offset by a decrease in accounts payable to $8.1 million, and an increase in inventory of $0.1 million. The decreases in accounts receivable and accounts payable were mainly due to lower sales volume in the first quarter of 2011 compared to the fourth quarter of 2010.

Net cash provided by investing activities in the first three months of 2011 amounted to $2.1 million. This primarily resulted from net sales of $2.2 million in marketable securities offset by capital expenditures of $0.1 million. These marketable securities are highly rated , highly liquid and are classified as available-for-sale securities in accordance with ASC Topic 320 “Investments in Debt and Equity Securities”, and as a result, unrealized gains and losses are reported as part of accumulated other comprehensive income.

Net cash used in financing activities in the first three months of 2011 amounted to $1.3 million. This consisted primarily of dividends paid of $0.8 million and Common Stock repurchases of $0.6 million, partially offset by proceeds from the exercise of stock options of $0.1 million.

The Company’s current and anticipated use of its cash and cash equivalents is, and will continue to be, to fund working capital, operational expenditures, the Common Stock repurchase program and dividends if declared by the board of directors. The Company’s business plan furthermore contemplates our continuing use of our cash to pay vendors promptly in order to obtain more favorable terms.

We believe that the funds held in cash  and cash equivalents will be sufficient to fund our working capital and cash requirements for at least the next 12 months. Currently we do not have any credit facility and, in the foreseeable future, we do not believe that the Company will enter into a credit facility.

Contractual Obligations as of March 31, 2011 were summarized as follows:

(Dollars in thousands)

Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	—	—	—	—	—
Capital Lease Obligations	$194	$76	$118	—	—
Operating Leases (1)	$647	$349	$298	—	—
Purchase Obligations	—	—	—	—	—
Other Long Term Obligations	—	—	—	—	—
Total Contractual Obligations	$841	$425	$416	$—	$—

(1) Operating leases primarily relate to the leases of the space used for our operations in Shrewsbury, New Jersey, and Mississauga, Canada. The commitments for operating leases include the minimum rent payments and a proportionate share of operating expenses and property taxes.

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

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s unaudited condensed consolidated financial statements that have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Generally, the Company recognizes revenue from the sale of software and hardware for microcomputers, servers and networks upon shipment or upon electronic delivery of the product as previously described herein. The Company expenses the advertising costs associated with producing its catalogs. The costs of these catalogs are expensed in the same month the catalogs are mailed.

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

The Company believes the following critical accounting policies described below, used in the preparation of its unaudited condensed consolidated financial statements, affect its more significant judgments and estimates.

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

Under the fair value recognition provision stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense as it is amortized on a straight-line basis over the requisite service period, which is the vesting period. We make certain assumptions in order to value and expense our various share-based compensation awards. In connection with valuing stock options, we use the Black-Scholes model, which requires us to consider certain facts and to estimate certain subjective assumptions. The key facts and assumptions we consider are: (i) the expected volatility of our Common Stock; (ii) the expected term of the award; and (iii) the expected forfeiture rate. In connection with valuing shares of our Restricted Stock we make assumptions principally related to the forfeiture rate. We review our valuation assumptions periodically and, as a result, we may change our valuation assumptions used to value Common Stock based compensation awards granted in future periods. Such changes may lead to a significant change in the expense we recognize in connection with share-based compensation.

Certain Factors Affecting Results of Operations and Stock Price

This report includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements in this report regarding future events or conditions, including statements regarding industry prospects and the Company’s expected financial position, results of operations (including sales and gross profit margin), business and financing plans, are forward-looking statements.  These statements can be identified by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate” and “continue” or similar words. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Substantial risks and uncertainties unknown at this time could cause actual results to differ materially from those indicated by such forward-looking statements, including, but not limited to, the continued acceptance of the Company’s distribution channel by vendors and customers, the timely availability and acceptance of new products, product mix, market conditions, contribution of key vendor relationships and support programs, as well as factors that affect the software industry in general and other factors. We strongly urge current and prospective investors to carefully consider the cautionary statements and risk factors contained in this report and our annual report on Form 10-K for the year ended December 31, 2010.

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

Furthermore, fluctuations in the Company’s operating results, announcements regarding litigation, the loss of a significant vendor, increased competition, reduced vendor incentives and trade credit, higher operating expenses, and other developments, could have a significant impact on the market price of the Company’s Common Stock.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In addition to its activities in the United States, the Company also conducts business in Canada. We are subject to general risks attendant to the conduct of business in Canada, including economic uncertainties and foreign government regulations. In addition, the Company’s Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Foreign Currency Transactions Gain (Loss).”

The Company’s $2.3 million investments in marketable securities at March 31, 2011 are invested in highly rated and liquid U.S. government securities and insured certificates of deposit. The remaining cash balance is invested in short-term savings accounts with our primary bank, JPMorgan Chase Bank. As such, we believe that the risk of significant changes in the value of our cash invested is minimal.

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2- Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the purchase of Common Stock by the Company and its affiliated purchasers during the first quarter of 2011.

ISSUER PURCHASE OF EQUITY SECURITIES

	Total Number of Shares		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Period	Purchased		(2)	Programs	(3)	(4)

January 1, 2011- January 31, 2011	—		—	—	—	477,541

February 1, 2011- February 28, 2011	23,586	(1)	$14.25	13,308	$14.11	464,233

March 1, 2011- March 31, 2011	19,228		$14.79	19,228	$14.79	445,005

Total	42,814		$14.49	32,536	$14.51	445,005

(1) Includes 10,278 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (4) below.

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

(4) On October 9, 2002, our Board of Directors adopted a Common Stock repurchase program whereby the Company was authorized to repurchase up to 500,000 shares of our Common Stock from time to time. On July 31, 2008, the Company approved the increase of its Common Stock repurchase program by an additional 500,000 shares. The Company expects to purchase shares of its Common Stock from time to time in the market or otherwise subject to market conditions. The Common Stock repurchase program does not have an expiration date.

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

WAYSIDE TECHNOLOGY GROUP, INC

May 3, 2011	By:	/s/ Simon F. Nynens
Date		Simon F. Nynens, Chairman of the Board,
President and Chief Executive Officer

May 3, 2011	By:	/s/ Kevin T. Scull
Date		Kevin T. Scull, Vice President and Chief Accounting Officer