Form 10-Q
period 2011-06-30
Wayside Technology Group, Inc.
filed 2011-08-09
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

There were 4,703,036 outstanding shares of common stock, par value $.01 per share, (“Common Stock”) as of August 8, 2011, not including 581,464 shares classified as treasury stock.

PART I — FINANCIAL INFORMATION

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$11,667	$10,955
Marketable securities	1,394	4,528
Accounts receivable, net of allowances of $1,658 and $1,473, respectively	38,443	42,486
Inventory, net	1,345	1,164
Prepaid expenses and other current assets	1,378	1,250
Deferred income taxes	452	516
Total current assets	54,679	60,899

Equipment and leasehold improvements, net	514	545
Accounts receivable-long-term	6,370	6,866
Other assets	38	37
Deferred income taxes	336	336

Total assets	$61,937	$68,683

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$34,643	$41,791
Current portion - capital lease obligation	82	75
Total current liabilities	34,725	41,866

Long- term portion- capital lease obligation	97	138
Total liabilities	34,822	42,004

Commitments and contingencies

Stockholders’ equity
Common Stock, $.01 par value; 10,000,000 shares authorized, 5,284,500 shares issued; 4,722,893 and 4,770,241 shares outstanding, respectively	53	53
Additional paid-in capital	26,198	25,473
Treasury stock, at cost, 561,607 and 514,259 shares, respectively	(4,519)	(3,570)
Retained earnings	4,835	4,267
Accumulated other comprehensive income	548	456
Total stockholders’ equity	27,115	26,679
Total liabilities and stockholders’ equity	$61,937	$68,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2011	2010	2011	2010

Net sales	$112,210	$88,800	$60,661	$48,442
Cost of sales	101,784	80,147	55,060	43,757
Gross profit	10,426	8,653	5,601	4,685
Selling, general and administrative expenses	7,170	6,190	3,640	3,160
Income from operations	3,256	2,463	1,961	1,525
Interest income, net	172	212	86	104
Realized foreign exchange gain	1	3	1	2
Income before income tax provision	3,429	2,678	2,048	1,631
Provision for income taxes	1,358	1,000	820	576
Net income	$2,071	$1,678	$1,228	$1,055
Net income per common share - Basic	$0.47	$0.38	$0.28	$0.24
Net income per common share — Diluted	$0.45	$0.38	$0.26	$0.23

Weighted average common shares outstanding-Basic	4,414	4,376	4,414	4,380
Weighted average common shares outstanding-Diluted	4,647	4,461	4,645	4,493

Dividends paid per common share	$0.32	$0.30	$0.16	$0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share amounts)

	Common Stock		Additional Paid-In	Treasury		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income	Total

Balance at January 1, 2011	5,284,500	$53	$25,473	514,259	$(3,570)	$4,267	$456	$26,679
Net Income						2,071		2,071
Other comprehensive income :
Translation adjustment							88	88
Unrealized gain on available- for-sale securities							4	4
Comprehensive income								2,163
Dividends paid						(1,503)		(1,503)
Exercise of stock options			(11)	(18,750)	82			71
Share-based compensation expense			589					589
Tax benefit from share- based compensation			188					188
Restricted stock grants(net of forfeitures)			(41)	(8,775)	41			—
Treasury shares repurchased				74,873	(1,072)			(1,072)
Balance at June 30, 2011	5,284,500	$53	$26,198	561,607	$(4,519)	$4,835	$548	$27,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended
	June 30,
	2011	2010

Net income	$2,071	$1,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	157	151
Deferred income taxes	64	204
Share-based compensation expense	589	596
Provision for doubtful accounts receivable	105	—
Reversal of uncertain tax position liability	—	(78)
Changes in operating assets and liabilities:
Accounts receivable	4,513	(2,364)
Inventory	(180)	(349)
Prepaid expenses and other current assets	(126)	(162)
Accounts payable and accrued expenses	(7,181)	3,545
Net change in other assets and liabilities	(3)	(2)
Net cash provided by operating activities	9	3,219

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(4,509)
Redemptions of available-for-sale securities	3,137	4,242
Capital expenditures	(124)	(131)
Net cash provided by (used in) investing activities	3,013	(398)

Cash flows from financing activities:
Dividend paid	(1,503)	(1,420)
Treasury stock repurchased	(1,072)	(354)
Tax benefit from share- based compensation	188	11
Repayment of capital lease obligations	(41)	—
Proceeds from stock option exercises	71	—
Net cash used in financing activities	(2,357)	(1,763)

Effect of foreign exchange rate on cash	47	(7)

Net increase in cash and cash equivalents	712	1,051
Cash and cash equivalents at beginning of period	10,955	8,560
Cash and cash equivalents at end of period	$11,667	$9,611

Supplementary disclosure of cash flow information:

Income taxes paid	$1,231	$814

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

June 30, 2011

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

2.             Assets and liabilities of the Company’s foreign subsidiaries have been translated at current exchange rates, and related sales and expenses have been translated at average rates of exchange in effect during the period. The sales from our Canadian operations in the first six months of 2011 were $8.8 million as compared to $7.1 million for the first six months of 2010. The sales from our Canadian operations for the second quarter of 2011 were $4.2 million as compared to $3.7 million for the second quarter of 2010.

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

Accounts receivable- long-term result from product sales with extended payment terms that are discounted to their present values at the prevailing market rates. In subsequent periods, the accounts receivable are increased to the amounts due and payable by the customers through the accretion of interest income on the unpaid accounts receivable due in future years. The amounts due under these long-term accounts receivable due within one year from the balance sheet date are reclassified to the current portion of accounts receivable.

5.             Vendor rebates and vendor price protection are recorded when earned as a reduction to cost of sales or merchandise inventory, as applicable. Cooperative reimbursements from vendors, which are earned and available, are recorded in the period in which the related advertising expenditure is incurred. Cooperative reimbursements are recorded as reduction in cost of sales in accordance with ASC Topic 605-50 “Accounting by a Customer (including reseller) for Certain Consideration Received from a Vendor.”

6.             The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value at June 30, 2011 and December 31, 2010, because of the relative short maturity of these instruments.

Investments in available-for-sale securities at June 30, 2011 were (in thousands):

	Cost	Market value	Unrealized Gain (loss)
U.S. Government Securities	$1,005	$1,005	$—
Certificates of deposit	389	389	$—
Total Marketable securities	$1,394	$1,394	$—

The cost and market value of the Company’s investments at June 30, 2011, determined by contractual maturity, were (in thousands):

		Estimated
	Cost	Fair Value

Due in one year or less	$1,394	$1,394

Investments in available-for-sale securities at December 31, 2010 were (in thousands):

	Cost	Market value	Unrealized Gain (loss)
U.S. Government Securities	$1,008	$1,009	$1
Certificates of deposit	3,524	3,519	$(5)
Total Marketable securities	$4,532	$4,528	$(4)

The cost and market value of the Company’s investments at December 31, 2010, determined by contractual maturity, were (in thousands):

		Estimated
	Cost	Fair Value

Due in one year or less	$4,532	$4,528

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

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets:

		Fair Value Measurements at June 30, 2011 Using
(In thousands) Description	Balance at June 30, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government Securities	$1,005	$1,005	$—	$—

Certificates of deposit	$389	$—	$389	$—

		Fair Value Measurements at December 31, 2010 Using
(In thousands) Description	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government Securities	$1,009	$1,009	$—	$—

Certificates of deposit	$3,519	$—	$3,519	$—

U.S. Government Securities - U.S. government securities are valued using quoted market prices. Accordingly, U.S. government securities are categorized in Level 1 of the fair value hierarchy.

Certificates of deposit- The fair value of certificates of deposit is estimated using third-party quotations. These deposits are categorized in Level 2 of the fair value hierarchy.

8.               Balance Sheet Detail — (in thousands):

Equipment and leasehold improvements consist of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Equipment	$2,661	$2,546
Leasehold improvements	563	551
	3,224	3,097
Less accumulated depreciation and amortization	(2,710)	(2,552)
	$514	$545

Accounts payable and accrued expenses consist of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Trade accounts payable	$31,681	$38,998
Other accrued expenses	2,962	2,793
	$34,643	$41,791

Accumulated other comprehensive income consists of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Foreign currency translation adjustments	$548	$460
Unrealized (loss) on marketable securities	—	(4)
	$548	$456

9.           Basic Earnings Per Share (“EPS”) is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed considering the potentially dilutive effect of outstanding stock options and non-vested shares of restricted stock. A reconciliation of the numerators and denominators of the basic and diluted per share computations follows (in thousands, except share and per share data):

	Six months ended		Three months ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net income	$2,071	$1,678	$1,228	$1,055
Denominator:
Weighted average shares (Basic)	4,414	4,376	4,414	4,380
Dilutive effect of outstanding options and non-vested shares of restricted stock	233	85	231	113

Weighted average shares including assumed conversions (Diluted)	4,647	4,461	4,645	4,493

Basic net income per share	$0.47	$0.38	$0.28	$0.24
Diluted net income per share	$0.45	$0.38	$0.26	$0.23

10.         The Company had one major vendor that accounted for 11.9% and 13.9% of total purchases during the six and three months, respectively, that ended June 30, 2011. The Company had no major vendors that accounted for more than 10% of total purchases for the six and three months ended June 30, 2010. The Company had three major customers that accounted for 14.5%, 11.0% and 10.7%, respectively, of its total net sales during the six months ended June 30, 2011, and 14.6%, 11.4% an 11.0% of total net sales for the three months then ended. These same customers accounted for 15.1%, 3.5% and 11.3%, respectively, of total net accounts receivable as of June 30, 2011. The Company had two major customers that accounted for 19.1% and 10.0% of total net sales during the three months ended June 30, 2010, and 18.2% and 9.7% for the six months then ended.

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

The provision consists of the following (in thousands):

	Six months ended		Three months ended
	June 30,		June 30,
	2011	2010	2011	2010
Current:
Federal	$922	$535	$566	$320
State	268	179	165	117
Canada	103	82	46	44
	1,293	796	777	481

Deferred tax expense	65	204	43	95
	$1,358	$1,000	$820	$576
Effective tax rate	39.6%	37.3%	40.0%	35.3%

The effective tax rate for the six and three months ended June 30, 2010 was impacted by a benefit of $78,000 related to the reversal of the Company’s liability related to uncertain tax positions.

12.           The 2006 Stock- Based Compensation Plan (the “2006 Plan”). The 2006 Plan authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses, and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2006 Plan was 800,000. As of June 30, 2011, the number of shares of Common Stock available for future award grants to employees and directors under the 2006 Plan is 120,100.

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

Changes during 2011 in options outstanding under the Company’s combined plans (i.e., the 2006 Plan, the 1995 Non-Employee Director Plan and the 1995 Stock Option Plan) were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value $(M)(1)
Outstanding at January 1, 2011	392,890	$8.12
Granted in 2011	—	—
Canceled in 2011	—	—
Exercised in 2011	18,750	3.85
Outstanding at June 30, 2011	374,140	$8.33	2.9	$2.0
Exercisable at June 30, 2011	374,140	$8.33	2.9	$2.0

(1) The intrinsic value of an option is calculated as the difference between the market value on the last trading day of the quarter (June 30, 2011) and the exercise price of the outstanding options. The market value as of June 30, 2011 was $13.56 per share represented by the closing price as reported by The Nasdaq Global Market on that day.

A summary of non-vested shares of Restricted Stock awards outstanding under the Company’s 2006 Plan as of June 30, 2011, and changes during the three months then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at January 1, 2011	358,650	$10.18
Granted in 2011	15,000	14.35
Vested in 2011	(55,800)	10.55
Forfeited in 2011	(6,225)	8.60
Non-vested shares at June 30, 2011	311,625	$10.35

As of June 30, 2011, there is approximately $3.2 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.9 years.

For the six months ended June 30, 2011 and 2010, the Company recognized share-based compensation cost of approximately $589,000 and $596,000, respectively, which is included in the Company’s general and administrative expense.

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

The Company is organized into two reportable operating segments — the “TechXtend” segment (formerly the “Programmer’s Paradise” segment), which sells technical software, hardware and services directly to end-users (such as individual programmers, corporations, government agencies, and educational institutions) and the “Lifeboat” segment, which distributes technical software to corporate resellers, value added resellers (VARs), consultants and systems integrators.

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

The following segment reporting information of the Company is provided (in thousands):

	Six months ended		Three months ended
	June 30		June 30,
	2011	2010	2011	2010
Revenue:
TechXtend	$23,708	$23,873	$11,710	$12,632
Lifeboat	88,502	64,927	48,951	35,810
	112,210	88,800	60,661	48,442
Gross Profit:
TechXtend	$2,714	$2,657	$1,303	$1,334
Lifeboat	7,712	5,996	4,298	3,351
	10,426	8,653	5,601	4,685
Direct Costs:
TechXtend	$1,459	$1,394	$740	$683
Lifeboat	2,269	1,806	1,152	968
	3,728	3,200	1,892	1,651
Segment Income:
TechXtend	$1,255	$1,263	$563	$651
Lifeboat	5,443	4,190	3,146	2,383
Segment Income	6,698	5,453	3,709	3,034

Corporate general and administrative expenses	$3,442	$2,990	$1,748	$1,509
Interest income	172	212	86	104
Foreign currency translation gain	1	3	1	2
Income before taxes	$3,429	$2,678	$2,048	$1,631

Selected Assets By Segment:
TechXtend	$19,516
Lifeboat	26,642
Corporate assets	15,779
Segment Selected Assets	$61,937

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

Overview

The Company is organized into two reportable operating segments — the “TechXtend” segment (formerly the “Programmer’s Paradise” segment), which sells technical software, hardware and services directly to end-users (such as individual programmers, corporations, government agencies, and educational institutions) and the “Lifeboat” segment, which distributes technical software to  end-users through corporate resellers, value added resellers (VARs), consultants and systems integrators.

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Six months ended		Three months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	90.7	90.3	90.8	90.3
Gross profit	9.3	9.7	9.2	9.7
Selling, general and administrative expenses	6.4	6.9	6.0	6.5
Income from operations	2.9	2.8	3.2	3.2
Interest income, net	.2	.2	0.2	0.2
Realized foreign currency exchange gain	—	—	—	—
Income before income taxes	3.1	3.0	3.4	3.4
Provision for income taxes	1.2	1.1	1.4	1.2
Net income	1.9%	1.9%	2.0%	2.2%

Net Sales

Net sales for the second quarter of 2011 increased 25% or $12.2 million to $60.7 million compared to $48.4 million for the same period in 2010. Total sales for the second quarter of 2011 for our TechXtend segment were $11.7 million compared to $12.6 million in the second quarter of 2010, representing a 7% decrease. The decrease in sales in the TechXtend division was primarily due to fewer large sales transactions in the second quarter of 2011. Total sales for the second quarter of 2011 for our Lifeboat segment were $49.0 million compared to $35.8 million in the second quarter of 2010, representing an increase of $13.1 million or 37%.

For the six months ended June 30, 2011, net sales increased 26% or $23.4 million to $112.2 million compared to $88.8 million for the same period in 2010. Sales for the six months ended June 30, 2011 for our Lifeboat segment increased 36% or $23.6 million to $88.5 million compared to $64.9 million for the same period last year. Sales for the six months ended June 30, 2011 for our TechXtend segment decreased 1% or $0.2 million to $23.7 million compared to $23.9 million for the same period last year.

Sales from our Lifeboat segment showed strong growth. The increase in net sales for the three and six months ended June 30, 2011 compared to the same periods in 2010, was mainly a result of our continued focus on the expanding virtual infrastructure-centric business, the addition of several key product lines, and the strengthening of our account penetration.

Gross Profit

Gross Profit for the quarter ended June 30, 2011 was $5.6 million compared to $4.7 million for the second quarter of 2010, representing a 20% increase. Total gross profit for our TechXtend segment was $1.3 million compared to $1.3 million in the second quarter of 2010, representing a 2% decrease. Total gross profit for our Lifeboat segment was $4.3 million compared to $3.4 million in the second quarter of 2010, representing a 28% increase. This increase in gross profit for the Lifeboat segment was due to aggressive sales volume growth within that segment. Vendor rebates and discounts for the quarter ended June 30, 2011 amounted to $0.8 million compared to $0.7 million for the second quarter of 2010. Vendor rebates are dependent on reaching certain targets set by our vendors.

For the six months ended June 30, 2011 gross profit increased by $1.8 million to $10.4 million compared to $8.7 million for the same period in 2010. TechXtend gross profit for the six months ended June 30, 2011 was $2.7 million compared to $2.7 million for the first six months of 2010. Lifeboat’s gross profit for the six months ended June 30, 2011 was $7.7 million compared to $6.0 million for the first six months of 2010. Vendor rebates and discounts for the six month period ended June 30, 2011 amounted to $1.4 million compared to $1.1 million for the six month period ended June 30, 2010. Vendor rebates are dependent on reaching certain targets set by our vendors.

Gross profit margin, i.e., gross profit as a percentage of net sales, for the quarter ended June 30, 2011 was 9.2% compared to 9.7% for the second quarter of 2010. Gross profit margin for the six months ended June 30, 2011 was 9.3% compared to 9.7% in the same period last year. Gross profit margin for our TechXtend segment for the second quarter of 2011 was 11.1% compared to 10.6% for the second quarter of 2010.  Gross profit margin for our Lifeboat segment for the second quarter of 2011 was 8.8% compared to 9.4% for the second quarter of 2010.

The increase in gross profit dollars and the decrease in gross profit margin as a percentage of net sales were primarily caused by the aggressive sales growth within our Lifeboat segment, competitive pricing pressure in both segments, and also in part by our having won several large bids based on aggressive pricing, which we plan to continue to do.

Selling, General and Administrative Expenses

Total selling, general, and administrative (“SG&A”) expenses for the second quarter of 2011 were $3.6 million compared to $3.2 million for the second quarter of 2010, which was mainly the result of an increase in employee and employee- related expenses (salaries, commissions,  bonus accruals and benefits)  of $0.3 million in 2011 compared to 2010. As a percentage of net sales, SG&A expenses for the second quarter of 2011 were 6.0% compared to 6.5% for the second quarter of 2010. For the six months ended June 30, 2011 SG&A expenses were $7.2 million compared to $6.2 million in the same period last year, due mainly to an increase in employee and employee-related expenses of $0.7 million in 2011, compared to 2010, and an increase in credit card fees and provision for doubtful accounts of $0.2 million. As a percentage of net sales, SG&A expenses were 6.4% for the six months ended June 30, 2011 compared to 6.9% for the same period last year.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary by quarter depending on changes in sales volume, and levels of continuing investments in information technology and marketing. We continue to monitor our SG&A expenses closely.

Direct selling costs (a component of SG&A) for the second quarter of 2011 were $1.9 million compared to $1.7 million for the second quarter of 2010. Total direct selling costs for our TechXtend segment for the second quarter of 2011were $0.7 million compared to $0.7 million for the same period in 2010. Total direct selling costs for our Lifeboat segment for the second quarter of 2010 were $1.2 million compared to $1.0 million for the same period in 2010, mainly due to increased employee related costs to manage and reward our growth in this segment.

Foreign Currency Transactions Gain (Loss)

The realized foreign exchange gain for the second quarter ended June 30, 2011 was $1,000 compared to $2,000 for the same period in 2010. For the six months ended June 30, 2011 the realized foreign exchange gain was $1,000 compared to $3,000 in the same period last year. Foreign exchange gains and losses primarily result from our trade activity with our Canadian subsidiary. Although the Company does maintain bank accounts in Canadian currencies to reduce currency exchange fluctuations, the Company is, nevertheless, subject to risks associated with such fluctuations.

Income Taxes

For the quarter ended June 30, 2011, the Company recorded a provision for income taxes of $820,000, which consists of a provision of $566,000 for U.S. federal income taxes as well as a $165,000 provision for state and local taxes and $46,000 for Canadian taxes, and a deferred tax expense of $43,000. For the quarter ended June 30, 2010, the Company recorded a provision for income taxes of $576,000, which consisted of a provision of $320,000 for U.S. federal income taxes as well as a $117,000 provision for state and local taxes and $44,000 for Canadian taxes, and a deferred tax expense of $95,000.

For the six months ended June 30, 2011 the Company recorded a provision for income taxes of $1,358,000, which consists of a provision of $922,000 for U.S. federal income taxes as well as a $268,000 provision for state and local taxes and $103,000 for Canadian taxes, and a deferred tax expense of $65,000. For the six months ended June 30, 2010 the Company recorded a provision for income taxes of $1,000,000, which consisted of a provision of $535,000 for U.S. federal income taxes as well as a $179,000 provision for state and local taxes and $82,000 for Canadian taxes, and a deferred tax expense of $204,000.

The effective tax rate for the six and three months ended June 30, 2010 was impacted by a benefit of $78,000 related to the reversal of the Company’s liability related to uncertain tax positions.

Liquidity and Capital Resources

During the first six months of 2011 our cash and cash equivalents increased by $0.7 million to $11.7 million at June 30, 2011, from $11.0 million at December 31, 2010. During the first six months of 2011, net cash provided by operating activities amounted to $0 million; net cash provided by investing activities amounted to $3.0 million and net cash used in financing activities amounted to $2.4 million.

Net cash provided by operating activities in the first six months of 2011 was $0 million and primarily resulted from a $4.5 million decrease in accounts receivable and $3.0 million from net income excluding non-cash charges offset by a decrease in accounts payable of $7.2 million. The decreases in accounts receivable and accounts payable were mainly due to lower sales volume compared to the fourth quarter of 2010.

Net cash provided by investing activities in the first six months of 2011 amounted to $3.0 million. This primarily resulted from sales of $3.1 million in marketable securities offset by capital expenditures of $0.1 million. These marketable securities are highly rated , highly liquid and are classified as available-for-sale securities in accordance with ASC Topic 320 “Investments in Debt and Equity Securities”, and as a result, unrealized gains and losses are reported as part of accumulated other comprehensive income.

Net cash used in financing activities in the first six months of 2010 amounted to $2.4 million. This consisted primarily of dividends paid of $1.5 million and Common Stock repurchases of $1.1 million.

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

Contractual Obligations as of June 30, 2011 were summarized as follows:

(Dollars in thousands)

Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	—	—	—	—	—
Capital Lease Obligations	$179	$82	$97	—	—
Operating Leases (1)	$534	$349	$185	—	—
Purchase Obligations	—	—	—	—	—
Other Long Term Obligations	—	—	—	—	—
Total Contractual Obligations	$713	$431	$282	$—	$—

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

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

The Company’s $1.4 million investments in marketable securities at June 30, 2011 are invested in highly rated and liquid U.S. government securities and insured certificates of deposit. The remaining cash balance is invested in short-term savings accounts with our primary banks, JPMorgan Chase Bank and Citibank. As such, we believe that the risk of significant changes in the value of our cash invested is minimal.

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2- Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the purchase of Common Stock by the Company and its affiliated purchasers during the second quarter of 2011.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share (3)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (4)

April 1, 2011- April 30, 2011	—		—	—	—	445,005

May 1, 2011- May 31, 2011	27,934	(1)	$13.97	17,981	$13.96	427,024

June 1, 2011- June 30, 2011	4,125		$14.81	4,125	$14.81	422,899

Total	32,059		$14.08	22,106	$14.12	422,899

(1) Includes 9,953 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (4) below.

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

WAYSIDE TECHNOLOGY GROUP, INC

August 9, 2011	By:	/s/ Simon F. Nynens
Date	Simon F. Nynens, Chairman of the Board, President and Chief Executive Officer

August 9, 2011	By:	/s/ Kevin T. Scull
Date	Kevin T. Scull, Vice President and Chief Accounting Officer