Form 10-Q
period 2011-09-30
Wayside Technology Group, Inc.
filed 2011-11-03
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

There were 4,688,042 outstanding shares of common stock, par value $.01 per share, (“Common Stock”) as of October 31, 2011, not including 596,458 shares classified as treasury stock.

PART I — FINANCIAL INFORMATION

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,857	$10,955
Marketable securities	4,396	4,528
Accounts receivable, net of allowances of $1,455 and $1,473, respectively	38,592	42,486
Inventory, net	1,430	1,164
Prepaid expenses and other current assets	1,512	1,250
Deferred income taxes	323	516
Total current assets	55,110	60,899

Equipment and leasehold improvements, net	507	545
Accounts receivable-long-term	7,763	6,866
Other assets	37	37
Deferred income taxes	189	336

Total assets	$63,606	$68,683

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$35,940	$41,791
Current portion - capital lease obligation	83	75
Total current liabilities	36,023	41,866

Long- term portion- capital lease obligation	76	138
Total liabilities	36,099	42,004

Commitments and contingencies

Stockholders’ equity
Common Stock, $.01 par value; 10,000,000 shares authorized, 5,284,500 shares issued; 4,688,042 and 4,770,241 shares outstanding, respectively	53	53
Additional paid-in capital	26,458	25,473
Treasury stock, at cost, 596,458 and 514,259 shares, respectively	(4,892)	(3,570)
Retained earnings	5,585	4,267
Accumulated other comprehensive income	303	456
Total stockholders’ equity	27,507	26,679
Total liabilities and stockholders’ equity	$63,606	$68,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share data)

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010

Net sales	$175,951	$141,794	$63,741	$52,994

Cost of sales	159,768	128,007	57,984	47,860

Gross profit	16,183	13,787	5,757	5,134

Selling, general and administrative expenses	10,635	9,371	3,465	3,181

Income from operations	5,548	4,416	2,292	1,953

Interest income, net	264	316	92	104

Realized foreign exchange gain	1	3	—	—

Income before income tax provision	5,813	4,735	2,384	2,057

Provision for income taxes	2,248	1,800	890	800

Net income	$3,565	$2,935	$1,494	$1,257

Net income per common share - Basic	$0.81	$0.67	$0.34	$0.29

Net income per common share — Diluted	$0.77	$0.66	$0.33	$0.28

Weighted average common shares outstanding-Basic	4,411	4,380	4,406	4,389

Weighted average common shares outstanding-Diluted	4,618	4,475	4,575	4,502

Dividends paid per common share	$0.48	$0.45	$0.16	$0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share amounts)

	Common Stock		Additional Paid-In	Treasury		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income	Total

Balance at January 1, 2011	5,284,500	$53	$25,473	514,259	$(3,570)	$4,267	$456	$26,679
Net Income						3,565		3,565
Other comprehensive income :
Translation adjustment							(141)	(141)
Unrealized loss on available- for-sale securities							(12)	(12)
Comprehensive income								3,412
Dividends paid						(2,247)		(2,247)
Exercise of stock options			(11)	(18,750)	82			71
Share-based compensation expense			824					824
Tax benefit from share- based compensation			205					205
Restricted stock grants(net of forfeitures)			(33)	(6,625)	33			—
Treasury shares repurchased				107,574	(1,437)			(1,437)
Balance at September 30, 2011	5,284,500	$53	$26,458	596,458	$(4,892)	$5,585	$303	$27,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2011	2010

Net income	$3,565	$2,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	238	228
Deferred income taxes	340	320
Share-based compensation expense	824	892
Provision for doubtful accounts receivable	105	30
Reversal of uncertain tax position liability	—	(78)
Changes in operating assets and liabilities:
Accounts receivable	2,786	(7,161)
Inventory	(266)	(219)
Prepaid expenses and other current assets	(267)	(157)
Accounts payable and accrued expenses	(5,779)	4,020
Net change in other assets and liabilities	(2)	(4)
Net cash provided by operating activities	1,544	806

Cash flows from investing activities:
Purchases of available-for-sale securities	(4,161)	(5,472)
Redemptions of available-for-sale securities	4,280	6,519
Capital expenditures	(199)	(139)
Net cash provided by (used in) investing activities	(80)	908

Cash flows from financing activities:
Dividend paid	(2,247)	(2,128)
Treasury stock repurchased	(1,437)	(499)
Tax benefit from share- based compensation	205	23
Repayment of capital lease obligations	(62)	(7)
Proceeds from stock option exercises	71	—
Net cash used in financing activities	(3,470)	(2,611)

Effect of foreign exchange rate on cash	(92)	42

Net decrease in cash and cash equivalents	(2,098)	(855)
Cash and cash equivalents at beginning of period	10,955	8,560
Cash and cash equivalents at end of period	$8,857	$7,705

Supplementary disclosure of cash flow information:
Income taxes paid	$1,931	$1,401

Equipment financed with capital leases	$—	$247

The accompanying notes are an integral part of these condensed consolidated financial statements

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

September 30, 2011

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

The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, income taxes, stock-based compensation and contingencies and litigation. The Company bases its estimates on its historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the opinion of the Company’s management, all adjustments that are of a normal recurring nature, considered necessary for fair presentation, have been included in the accompanying financial statements. The Company’s actual results may differ from these estimates under different assumptions or conditions. The unaudited condensed consolidated statements of earnings for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities Exchange Commission for the year ended December 31, 2010.

2.             In June 2011, the Financial Accounting Standards Board, “FASB” issued ASU 2011-05, Presentation of Comprehensive Income, an amendment to FASB ASC Topic 220, Comprehensive Income. The update gives companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in the update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU is effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2011. In October 2011, the FASB decided that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. All other requirements of this standard will be required to be adopted. The amendments should be applied retrospectively for all prior periods presented. Early adoption is permitted because compliance with the amendments is already permitted. The Company does not expect the adoption of these provisions to have a material impact on our consolidated financial position, results of operations or cash flows.

3.             Assets and liabilities of the Company’s foreign subsidiaries have been translated at current exchange rates, and related sales and expenses have been translated at average rates of exchange in effect during the period. The sales from our Canadian operations in the first nine months of 2011 were $13.9 million as compared to $10.8 million for the first nine months of 2010. The sales from our Canadian operations for the third quarter of 2011 were $5.1 million as compared to $3.7 million for the third quarter of 2010.

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

6.             Vendor rebates and vendor price protection are recorded when earned as a reduction to cost of sales or merchandise inventory, as applicable. Cooperative reimbursements from vendors, which are earned and available, are recorded in the period in which the related advertising expenditure is incurred. Cooperative reimbursements are recorded as reduction in cost of sales in accordance with ASC Topic 605-50 “Accounting by a Customer (including reseller) for Certain Consideration Received from a Vendor.”

7.             The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value at September 30, 2011 and December 31, 2010, because of the relative short maturity of these instruments.

Investments in available-for-sale securities at September 30, 2011 were (in thousands):

	Cost	Market value	Unrealized loss
Certificates of deposit	$4,412	$4,396	$(16)
Total Marketable securities	$4,412	$4,396	$(16)

The cost and market value of the Company’s investments at September 30, 2011, determined by contractual maturity, were (in thousands):

		Estimated
	Cost	Fair Value

Due in one year or less	$4,412	$4,396

Investments in available-for-sale securities at December 31, 2010 were (in thousands):

	Cost	Market value	Unrealized Gain (loss)
U.S. Government Securities	$1,008	$1,009	$1
Certificates of deposit	3,524	3,519	$(5)
Total Marketable securities	$4,532	$4,528	$(4)

The cost and market value of the Company’s investments at December 31, 2010, determined by contractual maturity, were (in thousands):

		Estimated
	Cost	Fair Value

Due in one year or less	$4,532	$4,528

8.             The Company accounts for the fair value measurement in accordance with FASB ASC Topic 820 “Fair Value Measurement and Disclosure”, which establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. The Company uses the following methods for determining fair value in accordance with ASC Topic 820. For assets and liabilities that are measured using quoted prices in active markets for the identical asset or liability, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs

(Level 1). Assets and liabilities that are measured using significant other observable inputs are valued by reference to similar assets or liabilities, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data (Level 2). For all remaining assets and liabilities for which there are no significant observable inputs, fair value is derived using an assessment of various discount rates, default risk, credit quality and the overall capital market liquidity (Level 3).

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets:

		Fair Value Measurements at September 30, 2011 Using
(In thousands) Description	Balance at September 30, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Certificates of deposit	$4,396	$—	$4,396	$—

		Fair Value Measurements at December 31, 2010 Using
(In thousands) Description	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government Securities	$1,009	$1,009	$—	$—

Certificates of deposit	$3,519	$—	$3,519	$—

U.S. Government Securities - U.S. government securities are valued using quoted market prices. Accordingly, U.S. government securities are categorized in Level 1 of the fair value hierarchy.

Certificates of deposit- The fair value of certificates of deposit is estimated using third-party quotations. These deposits are categorized in Level 2 of the fair value hierarchy.

9.       Balance Sheet Detail — (in thousands):

Equipment and leasehold improvements consist of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Equipment	$2,730	$2,546
Leasehold improvements	561	551
	3,291	3,097
Less accumulated depreciation and amortization	(2,784)	(2,552)
	$507	$545

Accounts payable and accrued expenses consist of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Trade accounts payable	$32,869	$38,998
Other accrued expenses	3,071	2,793
	$35,940	$41,791

Accumulated other comprehensive income consists of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Foreign currency translation adjustments	$319	$460
Unrealized (loss) on marketable securities	(16)	(4)
	$303	$456

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

	Nine months ended		Three months ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:

Net income	$3,565	$2,935	$1,494	$1,257
Denominator:
Weighted average shares (Basic)	4,411	4,380	4,406	4,389
Dilutive effect of outstanding options and non-vested shares of restricted stock	207	95	169	113

Weighted average shares including assumed conversions (Diluted)	4,618	4,475	4,575	4,502

Basic net income per share	$0.81	$0.67	$0.34	$0.29
Diluted net income per share	$0.77	$0.66	$0.33	$0.28

11.           The Company had one major vendor that accounted for 11.9% and 12.0% of total purchases during the nine and three months, respectively, that ended September 30, 2011. The Company had one major vendor that accounted for 14.9% of the Company’s total purchases for three months ended September 30, 2010. The Company had no major vendors that accounted for more than 10% of its total purchases for the nine months ended September 30, 2010. The Company had three major customers that accounted for 14.5%, 11.2% and 10.7%, respectively, of its total net sales during the nine months ended September 30, 2011, and 14.4%, 12.0% and 10.1% of total net sales for the three months then ended. These same customers accounted for 14.9%, 8.3% and 2.9%, respectively, of total net accounts receivable as of September 30, 2011.  The Company had one major customer that accounted for 17.4% of its total net sales during the three months ended September 30, 2010, and 17.9% for the nine months then ended.

12.           The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2008. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that it has appropriate support for the income tax positions it takes and expects to take on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

The provision consists of the following (in thousands):

	Nine months ended		Three months ended
	September 30,		September 30,
	2011	2010	2011	2010
Current:
Federal	$1,466	$1,037	$543	$501
State	275	324	7	146
Canada	167	119	64	37
	1,908	1,480	614	684

Deferred tax expense	340	320	276	116
	$2,248	$1,800	$890	$800

Effective tax rate	38.7%	38.0%	37.3%	38.9%

13.           The 2006 Stock- Based Compensation Plan (the “2006 Plan”). The 2006 Plan authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses, and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2006 Plan was 800,000. As of September 30, 2011, the number of shares of Common Stock available for future award grants to employees and directors under the 2006 Plan is 122,250.

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

In February 2011, the Company granted a total of 15,000 shares of Restricted Stock to employees. These shares of Restricted Stock vest over 60 months.  In 2011, a total of 8,375 shares of Restricted Stock were forfeited as a result of employees terminating employment with the Company.

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

Changes during 2011 in options outstanding under the Company’s combined plans (i.e., the 2006 Plan, the 1995 Non-Employee Director Plan and the 1995 Stock Option Plan) were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($M)(1)
Outstanding at January 1, 2011	392,890	$8.12
Granted in 2011	—	—
Canceled in 2011	—	—
Exercised in 2011	18,750	3.85
Outstanding at September 30, 2011	374,140	$8.33	2.7	$0.8
Exercisable at September 30, 2011	374,140	$8.33	2.7	$0.8

(1) The intrinsic value of an option is calculated as the difference between the market value on the last trading day of the quarter (September 30, 2011) and the exercise price of the outstanding options. The market value as of September 30, 2011 was $10.00 per share represented by the closing price as reported by The Nasdaq Global Market on that day.

A summary of non-vested shares of Restricted Stock awards outstanding under the Company’s 2006 Plan as of September 30, 2011, and changes during the three months then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at January 1, 2011	358,650	$10.18
Granted in 2011	15,000	14.35
Vested in 2011	(79,400)	10.37
Forfeited in 2011	(8,375)	8.45
Non-vested shares at September 30, 2011	285,875	$10.40

As of September 30, 2011, there is approximately $3.0 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.7 years.

For the nine months ended September 30, 2011 and 2010, the Company recognized share-based compensation cost of approximately $824,000 and $892,000, respectively, which is included in general and administrative expense.

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

The Company is organized into two reportable operating segments — the “TechXtend” segment (formerly the Programmer’s Paradise” segment), which sells technical software, hardware and services directly to end-users (such as individual programmers, corporations, government agencies, and educational institutions) and the “Lifeboat” segment, which distributes technical software to corporate resellers, value added resellers (VARs), consultants and systems integrators.

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

The following segment reporting information of the Company is provided (in thousands):

	Nine months ended		Three months ended
	September 30		September 30,
	2011	2010	2011	2010
Revenue:
TechXtend	$38,330	$38,456	$14,623	$14,583
Lifeboat	137,621	103,338	49,118	38,411
	175,951	141,794	63,741	52,994
Gross Profit:
TechXtend	$4,366	$4,359	$1,652	$1,703
Lifeboat	11,817	9,428	4,105	3,431
	16,183	13,787	5,757	5,134
Direct Costs:
TechXtend	$2,192	$2,137	$732	$742
Lifeboat	3,403	2,720	1,135	914
	5,595	4,857	1,867	1,656
Segment Income:
TechXtend	$2,174	$2,222	$920	$961
Lifeboat	8,414	6,708	2,970	2,517
Segment Income	10,588	8,930	3,890	3,478

Corporate general and administrative expenses	$5,040	$4,514	$1,598	$1,525
Interest income	264	316	92	104
Foreign currency translation gain	1	3	—	—
Income before taxes	$5,813	$4,735	$2,384	$2,057

Selected Assets By Segment:
TechXtend	$23,311
Lifeboat	24,474
Corporate assets	15,821
Segment Selected Assets	$63,606

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

Overview

The Company is organized into two reportable operating segments — the “TechXtend” segment (formerly the Programmer’s Paradise” segment), which sells technical software, hardware and services directly to end-users (such as individual programmers, corporations, government agencies, and educational institutions) and the “Lifeboat” segment, which distributes technical software to  end-users through corporate resellers, value added resellers (VARs), consultants and systems integrators.

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Nine months ended		Three months ended
	September 30,		September 30,
	2011	2010	2011	2010

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	90.8	90.3	91.0	90.3
Gross profit	9.2	9.7	9.0	9.7
Selling, general and administrative expenses	6.0	6.6	5.4	6.0
Income from operations	3.2	3.1	3.6	3.7
Interest income, net	.1	.2	0.1	0.2
Realized foreign currency exchange gain	—	—	—	—
Income before income taxes	3.3	3.3	3.7	3.9
Provision for income taxes	1.3	1.3	1.4	1.5
Net income	2.0%	2.0%	2.3%	2.4%

Net Sales

Net sales for the third quarter of 2011 increased 20% or $10.7 million to $63.7 million compared to $53.0 million for the same period in 2010. Total sales for the third quarter of 2011 for our Lifeboat segment were $49.1 million compared to $38.4 million in the third quarter of 2010, representing a 28% increase. Total sales for the third quarter of 2011 for our TechXtend segment were $14.6 million compared to $14.6 million in the third quarter of 2010.

For the nine months ended September 30, 2011, net sales increased 24% or $34.2 million to $176.0 million compared to $141.8 million for the same period in 2010. Sales for the nine months ended September 30, 2011 for our Lifeboat segment increased 33% or $34.3 million to $137.7 million compared to $103.3 million for the same period last year. Sales for the nine months ended September 30, 2011 for our TechXtend segment decreased $0.1 million to $38.3 million compared to $38.4 million for the same period last year.

Sales from our Lifeboat segment showed strong growth. The increase in net sales for the three and nine months ended September 30, 2011 compared to the same periods in 2010, was mainly a result of our continued focus on the expanding virtual infrastructure-centric business, the addition of several key product lines, and the strengthening of our account penetration.

Gross Profit

Gross profit for the quarter ended September 30, 2011 was $5.8 million compared to $5.1 million for the third quarter of 2010, representing a 12% increase. Total gross profit for our Lifeboat segment was $4.1 million compared to $3.4 million in the second quarter of 2010, representing a 20% increase. This increase in gross profit for the Lifeboat segment was due to aggressive sales volume growth within that segment. Total gross profit for our TechXtend segment was $1.6 million compared to $1.7 million in the second quarter of 2010, representing a 3% decrease. Vendor rebates and discounts for the quarter ended September 30, 2011 amounted to $0.7 million compared to $0.6 million for the third quarter of 2010. Vendor rebates are dependent on reaching certain targets set by our vendors.

For the nine months ended September 30, 2011 gross profit increased by $2.4 million to $16.2 million compared to $13.8 million for the same period in 2010. Lifeboat’s gross profit for the nine months ended September 30, 2011 was $11.8 million compared to $9.4 million for the first nine months of 2010.TechXtend gross profit for the nine months ended September 30, 2011 and 2010 were $4.4 million. Vendor rebates and discounts for the nine month period ended September 30, 2011 amounted to $2.1 million compared to $1.7 million for the nine month period ended September 30, 2010. Vendor rebates are dependent on reaching certain targets set by our vendors.

Gross profit margin, i.e., gross profit as a percentage of net sales, for the quarter ended September 30, 2011 was 9.0% compared to 9.7% for the third quarter of 2010. Gross profit margin for the nine months ended September 30, 2011 was 9.2% compared to 9.7% in the same period last year. Gross profit margin for our Lifeboat segment for the third quarter of 2011 was 8.3% compared to 8.9% for the third quarter of 2010. Gross profit margin for our TechXtend segment for the third quarter of 2011 was 11.3% compared to 11.7% for the third quarter of 2010.

The increase in gross profit dollars and the decrease in gross profit margin as a percentage of net sales were primarily caused by the aggressive sales growth within our Lifeboat segment, competitive pricing pressure in both segments, and also in part by our having won several large bids based on aggressive pricing, which we plan to continue to do.

Selling, General and Administrative Expenses

Total selling, general, and administrative (“SG&A”) expenses for the third quarter of 2011 were $3.5 million compared to $3.2 million for the third quarter of 2010, which was mainly the result of an increase in employee and employee- related expenses (salaries, commissions, bonus accruals and benefits) of $0.2 million in 2011 compared to 2010. As a percentage of net sales, SG&A expenses for the third quarter of 2011 were 5.4% compared to 6.0% for the third quarter of 2010. For the nine months ended September 30, 2011 SG&A expenses were $10.6 million compared to $9.4 million in the same period last year, due mainly to an increase in employee and employee-related expenses of $0.9 million in 2011, compared to 2010, and an increase in credit card fees and provision for doubtful accounts of $0.3 million. As a percentage of net sales, SG&A expenses were 6.0% for the nine months ended September 30, 2011 compared to 6.6% for the same period last year.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary by quarter depending on changes in sales volume, and levels of continuing investments in information technology and marketing. We continue to monitor our SG&A expenses closely.

Direct selling costs (a component of SG&A) for the third quarter of 2011 were $1.8 million compared to $1.7 million for the third quarter of 2010. Total direct selling costs for our TechXtend segment for the third quarter of 2011were $0.7 million compared to $0.7 million for the same period in 2010. Total direct selling costs for our Lifeboat segment for the third quarter of 2010 were $1.1 million compared to $0.9 million for the same period in 2010, mainly due to increased employee related costs to manage and reward our growth in this segment.

Foreign Currency Transactions Gain (Loss)

For the nine months ended September 30, 2011, the realized foreign exchange gain was $1,000 compared to $3,000 in the same period last year. Foreign exchange gains and losses primarily result from our trade activity with our Canadian subsidiary. Although the Company does maintain bank accounts in Canadian currencies to reduce currency exchange fluctuations, the Company is, nevertheless, subject to risks associated with such fluctuations.

Income Taxes

For the quarter ended September 30, 2011, the Company recorded a provision for income taxes of $890,000, which consists of a provision of $543,000 for U.S. federal income taxes as well as a $7,000 provision for state and local taxes and $64,000 for Canadian taxes, and a deferred tax expense of $276,000. For the quarter ended September 30, 2010, the Company recorded a provision for income taxes of $800,000, which consists of a provision of $501,000 for U.S. federal income taxes as well as a $146,000 provision for state and local taxes and $37,000 for Canadian taxes, and a deferred tax expense of $116,000.

For the nine months ended September 30, 2011, the Company recorded a provision for income taxes of $2,248,000, which consists of a provision of $1,466,000 for U.S. federal income taxes as well as a $275,000 provision for state and local taxes and $167,000 for Canadian taxes, and a deferred tax expense of $340,000. For the nine months ended September 30, 2010, the Company recorded a provision for income taxes of $1,800,000, which consists of a provision of $1,037,000 for U.S. federal income taxes as well as a $324,000 provision for state and local taxes and $119,000 for Canadian taxes, and a deferred tax expense of $320,000.

Liquidity and Capital Resources

During the first nine months of 2011 our cash and cash equivalents decreased by $2.1 million to $8.9 million at September 30, 2011, from $11.0 million at December 31, 2010. During the first nine months of 2011, net cash provided by operating activities amounted to $1.5 million; net cash used in investing activities amounted to $0.1 million and net cash used in financing activities amounted to $3.5 million.

Net cash provided by operating activities in the first nine months of 2011 was $1.5 million and primarily resulted from a $2.8 million decrease in accounts receivable and $5.1 million from net income excluding non-cash charges offset by a decrease in accounts payable of $5.8 million. The decreases in accounts receivable and accounts payable were mainly due to lower sales volume compared to the fourth quarter of 2010.

Net cash used by investing activities in the first nine months of 2011 amounted to $0.1 million. This primarily resulted from net sales of $0.1 million in marketable securities offset by capital expenditures of $0.2 million. These marketable securities are highly rated, highly liquid and are classified as available-for-sale securities in accordance with ASC Topic 320 “Investments in Debt and Equity Securities”, and as a result, unrealized gains and losses are reported as part of accumulated other comprehensive income.

Net cash used in financing activities in the first nine months of 2011 amounted to $3.5 million. This consisted primarily of dividends paid of $2.2 million and Common Stock repurchases of $1.4 million.

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

Contractual Obligations as of September 30, 2011 were summarized as follows:

(Dollars in thousands)

Payment due by Period Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	—	—	—	—	—
Capital Lease Obligations	$159	$83	$76	—	—
Operating Leases (1)	$456	$349	$107	—	—
Purchase Obligations	—	—	—	—	—
Other Long Term Obligations	—	—	—	—	—
Total Contractual Obligations	$615	$432	$183	$—	$—

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

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, income taxes, stock-based compensation, and contingencies and litigation.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

The Company’s $4.4 million investments in marketable securities at September 30, 2011 are invested in insured certificates of deposit. The remaining cash balance is invested in short-term savings accounts with our primary banks, JPMorgan Chase Bank and Citibank. As such, we believe that the risk of significant changes in the value of our cash invested is minimal.

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth the purchase of Common Stock by the Company and its affiliated purchasers during the third quarter of 2011.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share (3)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (4)

July 1, 2011- July 31, 2011	—		—	—	—	422,899

August 1, 2011- August 31, 2011	31,201	(1)	$11.18	23,142	$11.14	399,757

September 1, 2011- September 30, 2011	1,500		$10.97	1,500	$10.97	398,257

Total	32,701		$11.17	24,642	$11.13	398,257

(1) Includes 8,059 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (4) below.

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

Item 6. Exhibits.

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

101          The following financial information from Wayside Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on November 3, 2011, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Earnings, (3) Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (4) Condensed Consolidated Statements of Cash Flows, and (5) the Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAYSIDE TECHNOLOGY GROUP, INC

November 3, 2011	By:	/s/ Simon F. Nynens
Date	Simon F. Nynens, Chairman of the Board,
President and Chief Executive Officer

November 3, 2011	By:	/s/ Kevin T. Scull
Date	Kevin T. Scull, Vice President and
Chief Accounting Officer