Form 10-K
period 2011-12-31
Wayside Technology Group, Inc.
filed 2012-02-24
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant computed by reference to the closing sale price for the Registrant’s Common Stock as of June 30, 2011, which was the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on The Nasdaq Global Market, was approximately $50,073,948. (In determining the market value of the Common Stock held by any non-affiliates, shares of Common Stock of the Registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of Common Stock of the Registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.)

The number of shares outstanding of the Registrant’s Common Stock as of February 13, 2012 was 4,670,985 shares.

Documents Incorporated by Reference: Portions of the Registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed on or before April 30, 2012 are incorporated by reference into Part III of this Report.

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

Wayside Technology Group, Inc. was incorporated in Delaware in 1982. Our Common Stock is listed on The Nasdaq Global Market under the symbol “WSTG”. Our main web site address is www.waysidetechnology.com, and the other web sites maintained by our business include www.lifeboatdistribution.com, and www.techxtend.com.  Reference to these “uniform resource locators” or “URLs” is made as an inactive textual reference for informational purposes only. Information on our web sites should not be considered filed with the Securities and Exchange Commission, and is not, and should not be deemed to be, a part of this report.

The Company operates through two segments, Lifeboat Distribution (“Lifeboat”) and the TechXtend (“TechXtend”) segment (formerly the “Programmer’s Paradise” segment). The Lifeboat segment distributes technical software through a worldwide network of corporate and value-added resellers, consultants, and systems integrators. The TechXtend segment sells technical software, hardware, and services for microcomputers, servers, and networks to individual programmers, corporations, government agencies, and educational institutions primarily in the United States and Canada. For each of our segments, revenues from unaffiliated customers, income and total assets, among other financial information, is presented in Note 10 in the Notes to our Consolidated Financial Statements.

Competition

The software market is highly competitive. Pricing is very aggressive in both software distribution and reselling.  The Company expects pricing pressure to continue. The Company faces competition from a wide variety of sources. In the Lifeboat segment, we compete against much larger broad-line distributors, as well as specialty distributors and, in some cases, the direct sales teams of the vendors we represent also sell directly to the end-customers.  In the TechXtend segment, we also compete against vendors who sell directly to customers, as well as software resellers, superstores, e-commerce vendors, and other direct marketers of software products. In both segments, some of our competitors are significantly larger and have substantially greater resources than the Company. Many of our competitors compete principally on the basis of price, product availability, customer service and technical support.

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

The market for developer and infrastructure software products is characterized by rapid changes in technology, user requirements, and customer specifications. The manner in which software products are distributed and sold is changing, and new methods of distribution and sale may emerge or expand. Software developers and publishers have sold, and may intensify their efforts to sell, their products directly to end-users. The continuing evolution of the Internet as a platform in which to conduct e-commerce business transactions has both lowered the barriers for competition and broadened customer access to products and information, increasing competition and reducing prices. From time to time, certain software developers and publishers have instituted programs for the direct sale of large order quantities of software to certain major corporate accounts. These types of programs may continue to be developed and used by various developers and publishers. While Microsoft and other vendors currently sell new releases or upgrades directly to end users, they have not, however, attempted to completely bypass the reseller channel. There can be no assurances, that software developers and publishers will continue using resellers to the same extent they currently do. Future efforts by software developers and publishers to bypass third- party sales channels could materially and adversely affect the Company’s business operations and financial conditions.

In addition, resellers and publishers may attempt to increase the volume of software products distributed electronically through ESD (Electronic Software Distribution) technology, through subscription services, and through on-line shopping services. Any of these competitive programs, if successful, could have a material adverse effect on the Company’s business, results of operations and financial condition. For a description of additional risks relating to competition in our industry, please refer to “Item 1.A. Risk Factors”: “We rely on our suppliers for product availability, marketing funds, purchasing incentives and competitive products to sell”, and “The IT products and services industry is intensely competitive and actions of competitors, including manufacturers of products we sell, can negatively affect our business”.

Products

The Company offers a wide variety of products from a broad range of publishers and manufacturers, including CA Technologies Inc., Quest Software, Inc., Intel Corporation, Vmware, TechSmith Corporation, Flexera Corp., Acronis, Solarwinds, Astaro, and Veeam Corporation.  On a continuous basis, we screen new products for inclusion in our catalogs and web sites based on their features, quality, price, profit margins and warranties, as well as on current sales trends. Since the Company predominantly sells software, sales of hardware and peripherals represented only 4%, 4% and 7%, of our overall revenue in 2011, 2010 and 2009, respectively.

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

The Company had three customers that accounted for more than 10% of total sales for 2011. For the year ended December 31, 2011, CDW Corporation, Insight and Software House International accounted for 14.0%, 11.0% and 10.5%, respectively, of consolidated net sales and, as of December 31, 2011, 12.4%, 6.8%, and 4.7%, respectively, of total net accounts receivable. For the year ended December 31, 2010, CDW Corporation accounted for 15.8% of consolidated net sales. For the year ended December 31, 2009,

CDW Corporation and Software House International accounted for 10.5% and 10.7%, respectively, of consolidated net sales. Our top five customers accounted for 42%, 44%, and 36% of consolidated net sales in 2011, 2010 and 2009, respectively. The Company generally ships products within 48 hours of confirming a customer’s order. This allows for minimum backlog in the business.

Sales in Canada represented 7% of our consolidated revenues in 2011, as compared to 7% in 2010, and 8% in 2009. For geographic financial information, please refer to Note 10 in the Notes to our Consolidated Financial Statements.

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

We believe that effective purchasing from a diverse vendor base is a key element of our business strategy. For the year ended December 31, 2011, Veeam software and Quest were the only individual vendors from whom our purchases exceeded 10% of our total purchases. For the year ended December 31, 2011, Veeam and Quest accounted for 12.6% and 11.2%, respectively, of our total purchases.  For the years ended December 31, 2010 and 2009, Quest was the only individual vendor from whom our purchases exceeded 10% of our total purchases, representing 11.2% and 10.2%, respectively, of our total purchases. The loss of a key vendor or group of vendors could disrupt our product availability and otherwise have an adverse effect on the Company.

In 2011, the Company purchased approximately 90% of its products directly from manufacturers and publishers and the balance from multiple distributors, as compared to 90% in 2010, and 85% in 2009. Most suppliers or distributors will “drop ship” products directly to the customers, which reduces physical handling by the Company. Inventory management techniques, such as “drop shipping” allow the Company to offer a greater range of products without increased inventory requirements or associated risk.

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

The management information systems allow the Company to monitor sales trends, provide real -time product availability and order status information, track direct marketing campaign performance and to make marketing event driven purchasing decisions. In addition to the main system, the Company has systems of networked personal computers, as well as microcomputer-based desktop publishing systems, which facilitate data sharing and provide an automated office environment.

The Company recognizes the need to continually upgrade its management information systems to most effectively manage its operations and customer database. In that regard, the Company anticipates that it will, from time to time, require software and hardware upgrades for its present management information systems.

Trademarks

The Company conducts its business under the various trademarks and service marks of Programmer’s Paradise, the “Island Man” cartoon character logo, TechXtend, and Lifeboat. The Company protects these trademarks and service marks and believes that they have significant value to us and are important factors in our marketing programs.

Employees

As of December 31, 2011, Wayside Technology Group, Inc. and its subsidiaries had 109 full-time employees and 3 part-time employees. The Company is not a party to any collective bargaining agreements with its employees, has experienced no work stoppages and considers its relationships with its employees to be satisfactory.

Executive Officers of the Company

Set forth below are the name, age, present title, principal occupation and certain biographical information for our executive officers as of February 1, 2012, all of whom have been appointed by and serve at the discretion of our board of directors.

Name	Age	Position
Simon F. Nynens	40	Chairman, President and Chief Executive Officer
Richard J. Bevis	62	Vice President of Marketing
Daniel T. Jamieson	54	Vice President and General Manager - Lifeboat
Vito Legrottaglie	47	Vice President - Operations
Kevin T. Scull	46	Vice President and Chief Accounting Officer
Shawn J. Giordano	42	Vice President of Sales

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

The IT products and services industry is intensely competitive and actions of competitors, including manufacturers of products we sell, can negatively affect our business. Competition has been based primarily on price, product availability, speed of delivery, credit availability and quality and breadth of product lines and, increasingly, also is based on the ability to tailor specific solutions to client needs. We compete with manufacturers, including manufacturers of products we sell, as well as a large number and wide variety of marketers and resellers of IT products and services. In addition, manufacturers are increasing the volume of software products they distribute electronically directly to end-users and in the future will likely pay lower referral fees for sales of certain software licensing agreements sold by us.  Generally, pricing is very aggressive in the industry, and we expect pricing pressures to continue. There can be no assurance that we will be able to negotiate prices as favorable as those negotiated by our competitors or that we will be able to offset the effects of price reductions with an increase in the number of clients, higher net sales, cost reductions, or greater sales of services, which service sales typically at higher gross margins, or otherwise. Price reductions by our competitors that we either cannot or choose not to match could result in an erosion of our market share and/or reduced sales or, to the extent we match such reductions, could result in reduced operating margins, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company leases 18,000 square feet of space in Shrewsbury, New Jersey for its corporate headquarters and warehouse under a lease expiring in December 2012.  Total annual rent expense for these premises is approximately $225,000. Additionally, the Company leases approximately 3,700 square feet of office and warehouse space in Mississauga, Canada, under a lease which expires November 30, 2013. Total annual rent expense for these premises is approximately $30,000.  The Company also leases office space in Almere, Netherlands under a lease which expires October 31, 2012, at an annual rent of approximately $12,000. We believe that each of the properties is in good operating condition and such properties are adequate for the operation of the Company’s business as currently conducted.

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

	High	Low
2011
First Quarter	$15.350	$11.270
Second Quarter	15.300	13.060
Third Quarter	13.880	10.000
Fourth Quarter	12.550	9.510

2010
First Quarter	$9.330	$7.750
Second Quarter	10.550	8.950
Third Quarter	10.400	8.540
Fourth Quarter	12.030	9.620

In 2011 and 2010, we declared quarterly dividends totaling $0.64 and $0.61 per share, respectively, on our Common Stock. There can be no assurance that we will continue to pay comparable cash dividends in the future.

During 2011, the Company granted a total of 15,000 shares of restricted stock to employees. These shares vest over 60 months. A total of 8,375 shares of restricted common stock were forfeited as a result of employees terminating employment with the Company.

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

As of February 10, 2012 there were approximately 32 record holders of our Common Stock.

During the fourth quarter of 2011, we repurchased shares of our Common Stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share (3)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (4)

October 1- October 31, 2011	—		$—	—	$—	398,257

November 1- November 30, 2011	8,164	(1)	$12.10	—	—	398,257

December 1 - December 31, 2011	—		—	—	—	398,257
Total	8,164		$12.10	—	—	398,257

(1) Includes 8,164 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (4) below.

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

STOCK PRICE PERFORMANCE GRAPH

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return of the S&P Midcap 400 Index and the S&P 500 Computer and Electronics Retail Index for the period commencing December 31, 2006 and ending December 31, 2011, assuming $100 was invested on December 31, 2006 and the reinvestment of dividends.

	Base	INDEXED RETURNS
	Period	Years Ending
Company / Index	Dec06	Dec07	Dec08	Dec09	Dec10	Dec11
Wayside Technology Group, Inc.	100	61.44	51.35	63.22	95.45	108.50
S&P MidCap 400 Index	100	107.98	68.86	94.60	119.80	117.72
S&P 500 Computer & Electronics Retail Index	100	99.61	49.05	66.31	60.93	46.04

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

Year Ended December 31,

(In thousands, except per share data)

	2011	2010	2009	2008	2007
Consolidated Statement of Operations Data:
Net sales	$250,169	$206,730	$146,384	$174,025	$179,865
Cost of sales	226,928	186,720	130,791	157,228	162,630
Gross profit	23,241	20,010	15,593	16,797	17,235
Selling, general and administrative expenses	14,623	13,207	11,319	12,207	12,081
Income from operations	8,618	6,803	4,274	4,590	5,154
Other income, net	369	407	521	744	991
Income before income taxes	8,987	7,210	4,795	5,334	6,145
Income tax provision	3,448	2,789	1,928	2,168	2,442
Net income	$5,539	$4,421	$2,867	$3,166	$3,703
Net income per common share:
Basic	$1.26	$1.01	$0.65	$0.72	$0.84
Diluted	$1.20	$0.98	$0.65	$0.71	$0.80
Weighted average common shares outstanding:
Basic	4,412	4,386	4,399	4,414	4,406
Diluted	4,606	4,500	4,427	4,461	4,656

December 31,

	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash and cash equivalents	$9,202	$10,955	$8,560	$9,349	$14,241
Marketable securities	5,375	4,528	7,571	9,367	9,641
Working capital	19,337	19,033	16,583	14,806	19,479
Total assets	74,861	68,683	53,667	47,485	56,753
Total stockholders’ equity	28,934	26,679	24,359	23,884	24,492

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

Overview

As of January 1, 2006 we organized our Company into two reportable operating segments — the “TechXtend” segment (formerly the “Programmer’s Paradise” segment),which sells technical software, hardware and services directly to end-users (such as individual programmers, corporations, government agencies, and educational institutions) and the “Lifeboat” segment, which distributes technical software to corporate resellers, VARs, consultants and systems integrators.

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

Financial Overview

We reported a net income of $5.5 million for the year 2011 as compared to a net income of $4.4 million in 2010.  The increase resulted primarily from the increase in revenue, offset in part by competitive pricing pressure which lowered gross profit margin percentage and increased selling, general and administrative (“SG&A”) expenses. Our income before income taxes increased by $1.8 million to $9.0 million compared to $7.2 million in 2010.

Income from operations amounted to $8.6 million in 2011 as compared to $6.8 million in 2010, representing an increase of $1.8 million as compared to 2010. Gross profit increased by $3.2 million in 2011 as compared to 2010, and SG&A expenses increased by $1.4 in million in 2011 as compared to 2010.

The Company’s sales, gross profit and results of operations have fluctuated and are expected to continue to fluctuate on a quarterly basis as a result of a number of factors, including but not limited to: the condition of the software industry in general; shifts in demand for software products; pricing; industry shipments of new software products or upgrades; the timing of new merchandise and catalog offerings; fluctuations in response rates; fluctuations in merchandise returns; adverse weather conditions that affect response, distribution or shipping; shifts in the timing of holidays; and changes in the Company’s product offerings. The Company’s operating expenditures are based on sales forecasts. If revenues do not meet expectations in any given quarter, operating results may be materially adversely affected.

Results of Operations

The following table sets forth for the years indicated the percentage of net sales represented by selected items reflected in the Company’s Consolidated Statements of Earnings. The year-to-year comparison of financial results is not necessarily indicative of future results:

	Years ended December 31,
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	90.7	90.3	89.4
Gross profit	9.3	9.7	10.6
Selling, general and administrative expenses	5.9	6.4	7.7
Income from operations	3.4	3.3	2.9
Other income, net	0.2	0.2	0.4
Income before income taxes	3.6	3.5	3.3
Income tax provision	1.4	1.4	1.3
Net income	2.2%	2.1%	2.0%

Year ended December 31, 2011 Compared to Year Ended December 31, 2010

Net Sales

Net sales for 2011 increased 21%, or $43.4 million to $250.1 million compared to $206.7 million in 2010. Total sales for our Lifeboat segment in 2011 were $192.7 million compared to $149.1 million in 2009, representing a 29% increase. Total sales for the TechXtend segment in 2011 amounted to $57.4 million, compared to $57.6 million in 2010.

The increase in net sales for our Lifeboat segment was mainly a result of our continued focus on the expanding virtual infrastructure-centric business, the addition of several key product lines, and the strengthening of our account penetration.

Gross Profit

Gross Profit for 2011 was $23.2 million compared to $20.0 million in 2010, a 16% increase. Total gross profit for our Lifeboat segment was $16.8 million compared to $13.7 million in 2010, representing a 23% increase.  Total gross profit for our TechXtend segment was $6.4 million compared to $6.3 million in 2010, representing a 2% increase. Vendor rebates and discounts for 2011 amounted to $2.9 million compared to $2.7 million for 2010. Vendor rebates are dependent on reaching certain targets set by our vendors.

Gross profit margin, i.e. gross profit as a percentage of net sales, for 2011 was 9.3% compared to 9.7% in 2010. Gross profit margin for our Lifeboat segment in 2011 was 8.7% compared to 9.2% in 2010.  Gross profit margin for our TechXtend segment in 2010 was 11.2% compared to 11.0% in 2010.

The increase in gross profit dollars and the decrease in gross profit margin was primarily caused by the aggressive sales growth within our Lifeboat segment, offset in part, by continued pressure on discounts and rebates earned and competitive pricing pressure in both segments, and, in part, by our having won several large bids based on aggressive pricing, which we plan to continue to do.

Selling, General and Administrative Expenses

Total SG&A expenses for 2011 were $14.6 million compared to $13.2 million in 2010. As a percentage of net sales, SG&A expenses for 2011 and 2010 were 5.9% and 6.4%, respectively. This dollar increase was primarily the result of higher employee and employee-related costs (salaries, commissions, bonus accruals, benefits and travel and entertainment) of $1.1 million and increased credit card processing fees of $0.2 million due to increased sales volume.

Direct selling costs (a component of SG&A) for 2011 were $7.8 million compared to $6.9 million in 2010. Total direct selling costs for our TechXtend segment for 2011 were $3.0 million compared to $2.9 million in the same period in 2010. Total direct selling costs for our Lifeboat segment for 2011 were $4.7 million compared to $3.9 million in the same period in 2010, mainly due to increased employee related costs to manage and reward our growth in this segment.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We plan to continue to expand our investment in information technology and marketing, while monitoring our sales and remaining general and administrative expenses closely.

Income Taxes

For the year ended December 31, 2011, the Company recorded a provision for income taxes of $3.4 million which consists of a provision of $2.4 million for U.S. federal income taxes, as well as a $0.5 million provision for state and local taxes, a $0.3 million provision for foreign taxes, and a deferred tax expense of $0.3 million.

As of December 31, 2011, the Company had a U.S. deferred tax asset of approximately $0.6 million.

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

Year ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Sales

Net sales for 2010 increased 41% or $60.3 million to $206.7 million compared to $146.4 million in 2009. Total sales for our Lifeboat segment in 2010 were $149.2 million compared to $98.1 million in 2009, representing a 52% increase. Total sales for the TechXtend segment in 2010 amounted to $57.6 million, compared to $48.3 million in 2009, representing a 19% increase.

The increase in net sales for our Lifeboat segment was mainly a result of our continued focus on the expanding virtual infrastructure-centric business, the addition of several key product lines, and the strengthening of our account penetration.

In the TechXtend segment, sales for 2010 increased by $9.3 million, compared with 2009. This increase was primarily due to the fact that we had larger transactions in 2010 compared to 2009.

Gross Profit

Gross Profit for 2010 was $20.0 million compared to $15.6 million in 2009, a 28% increase. Total gross profit for our TechXtend segment was $6.3 million compared to $5.7 million in 2009, representing a 12% increase. Total gross profit for our Lifeboat segment was $13.7 million compared to $9.9 million in 2009, representing a 38% increase.

Gross profit margin, as a percentage of net sales, for 2010 was 9.7% compared to 10.7% in 2009. Gross profit margin percentage for our TechXtend segment in 2010 was 11.0% compared to 11.7% in 2009. Gross profit margin percentage for our Lifeboat segment in 2010 was 9.2% compared to 10.1% in 2009.

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

Direct selling costs (a component of SG&A) for 2010 were $6.9 million compared to $5.5 million in 2009. Total direct selling costs for our TechXtend segment for 2010 were $2.9 million compared to $2.7 million in the same period in 2009. Total direct selling costs for our Lifeboat segment for 2010 were $3.9 million compared to $2.9 million in the same period in 2009, mainly due to increased employee related costs to manage and reward our growth in this segment.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, “FASB” issued ASU 2011-05, “Presentation of Comprehensive Income”, an amendment to FASB ASC Topic 220, “Comprehensive Income”. The update gives companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in the update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU is effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update stated that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. All other requirements of ASU 2011-05 will be required to be adopted. The amendments should be applied retrospectively for all prior periods presented. Early adoption is permitted because compliance with the amendments is already permitted. The Company does not expect the adoption of these provisions to have a material impact on our consolidated financial position, results of operations or cash flows.

Liquidity and Capital Resources

Our cash and cash equivalents decreased by $1.8 million to $9.2 million at December 31, 2011 from $11.0 million at December 31, 2010.  Net cash provided by operating activities amounted to $3.7 million, net cash used in investing activities amounted to $1.1 million, net cash used in financing activities amounted to $4.3 million and the effect of foreign exchange on cash was $0.1 million.

Net cash provided by operating activities in 2011 was $3.7 million. In 2011, cash was mainly provided by $7.4 million from net income net of non-cash charges, and a $4.1 million increase in accounts payable, offset in part by a $6.9 million increase in accounts receivable, an increase in current assets of $0.7 million, and an increase in inventory of $0.1 million. The increase in accounts receivable relates primarily to our increased revenue in December of 2011, compared to the comparable period in 2010. The increase in accounts payable is primarily due to our increased net sales in December 2011 as compared to 2010 and our normal cycle of payments.

In 2011, cash used in investing activities was $1.1 million. This resulted primarily from net purchases of $0.9 million in marketable securities. These securities are highly rated and highly liquid. These securities are classified as available-for-sale securities in accordance with ASC Topic 320 “Investments in Debt and Equity Securities”, and as a result, unrealized gains and losses are reported as part of accumulated other comprehensive income. Cash also was used in investing activities in the amount of $0.2 million for the purchase of equipment and leasehold improvements.

Net cash used in financing activities in 2011 of $4.3 million consisted of $3.0 million of dividend payments on our Common Stock and $1.5 million for the purchases of shares of our Common Stock offset by the tax benefit from share based compensation of $0.2 million.

In 2008, the Company’s Board of Directors authorized the purchase of 500,000 shares of our Common Stock. In 2002, the Company’s Board of Directors authorized the purchase of 1,490,000 shares of our Common Stock. In October 1999, the Company was authorized by the Board of Directors to buy back 521,013 shares of our Common Stock in both open market and private transactions, as conditions warrant. A total of 2,112,756 shares of the Company’s stock have been bought back to date leaving a balance of 398,257 shares of Common Stock that the Company is authorized to buy back in the future.

The repurchase program is expected to remain in effect for 2012. We intend to hold the repurchased shares in treasury for general corporate purposes, including issuances under various stock plans. As of December 31, 2011, we held 604,622 shares of our Common Stock in treasury at an average cost of $8.25 per share.  As of December 31, 2010, we held 514,259 shares of our Common Stock in treasury at an average cost of $6.94 per share.

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

Contractual Obligations

(Dollars in thousands)

Payment due by Period	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	—	—	—	—	—
Capital Lease Obligations	$132	$76	$56	—
Operating Leases(1)	$404	$353	$51	—	—
Unconditional Purchase Obligations	—	—	—	—	—
Other Long term Obligations reflected on the Company’s Balance Sheet under GAAP	—	—	—	—	—
Total Contractual Obligations	$536	$429	$107	—	—

(1) Operating leases relate primarily to the lease of the space used for our operations in Shrewsbury, New Jersey, Mississauga, Canada and Almere, Netherlands. The commitments for operating leases include the minimum rent payments and a proportionate share of operating expenses and property taxes.

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

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

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

On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, stock-based compensation, contingencies and litigation.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

In addition to its activities in the United States, 7.5% of the Company’s 2011 sales were generated in Canada. We are subject to general risks attendant to the conduct of business in Canada, including economic uncertainties and foreign government regulations. In addition, the Company’s Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors.

The Company’s $5.4 million investments in marketable securities at December 31, 2011 are invested in insured certificates of deposit.

Item 8. Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements at Item 15(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures”, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our Company’s President, Chairman of the Board and Chief Executive Officer (principal executive officer) and Vice President and Chief Accounting Officer (principal financial officer). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management, with the participation of our Chief Executive Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm.

Item 9B.  Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required hereunder, with the exception of the information relating to the executive officers of the Registrant that is presented in Part I under the heading “Executive Officers of the Company,” and the information relating to the Company’s Code of Ethical Conduct that is presented in Part I under the heading “Available Information,” is incorporated by reference herein from our Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than April 30, 2012 (the “Definitive Proxy Statement”) under the sections captioned “Election of Directors,” “Corporate Governance” and “Section 16 (a) Beneficial Ownership Reporting Compliance.”

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

3.                                                                Exhibits Required by Regulation S-K, Item 601:

Exhibit No.	Description of Exhibit

3.1	Form of Amended and Restated Certificate of Incorporation of the Company. (1)

3.1(a)	Certificate of Amendment of Restated Certificate of Incorporation of the Company. (2)

3.2	Form of Amended and Restated By-Laws of the Company. (1)

4.1	Specimen of Common Stock Certificate. (1)

10.18	1995 Stock Plan, as amended. (3)

10.19	1995 Non-Employee Director Plan, as amended. (3)

10.19(a)	2006 Stock-Based Compensation Plan. (4)

10.19(b)	First Amendment to 2006 Stock-Based Compensation Plan. (5)

10.19(c)	Second Amendment to 2006 Stock-Based Compensation Plan. (5)

10.20	Form of Officer and Director Indemnification Agreement. (1)

10.42	Lease dated as of May 14, 1997 between Robert C. Baker, et al as Landlord and the Company. (6)

10.42(a)	Modification of Lease, dated as of July 27, 2006, between SBC Holdings, L.P. (successor in interest to Robert C. Baker, et al.) and the Company. (2)

10.43	Employment Agreement, dated January 12, 2006, between the Company and Simon F. Nynens. (7)

10.45	Offer Letter, dated January 6, 2003, from the Company to Vito Legrottaglie. (8)

10.46	Resignation Letter, dated May 16, 2007, from Wayside Technology Group, Inc. to Jeffrey Largiader. (9)

10.47	General Release, dated May 18, 2007, between Jeffrey Largiader and Wayside Technology Group, Inc. (5)

10.48	Restricted Stock Letter, dated August 15, 2006, between Vito Legrottaglie and Wayside Technology Group, Inc. (f/k/a Programmer’s Paradise Inc.). (5)

10.49	Restricted Stock Letter, dated August 15, 2006, between Jeffrey Largiader and Wayside Technology Group, Inc. (f/k/a Programmer’s Paradise Inc.). (5)

10.50	Restricted Stock Letter, dated August 15, 2006, between Daniel Jamieson and Wayside Technology Group, Inc. (f/k/a Programmer’s Paradise Inc.). (5)

10.51	Restricted Stock Letter, dated August 15, 2006, between Allan Weingarten and Wayside Technology Group, Inc. (f/k/a Programmer’s Paradise Inc.). (5)

10.52	Restricted Stock Letter, dated August 15, 2006, between Edwin Morgens and Wayside Technology Group, Inc. (f/k/a Programmer’s Paradise Inc.). (5)

10.53	Restricted Stock Letter, dated August 15, 2006, between Duff Meyercord and Wayside Technology Group, Inc. (f/k/a Programmer’s Paradise Inc.). (5)

10.54	Restricted Stock Letter, dated August 15, 2006, between Simon F. Nynens and Wayside Technology Group, Inc. (f/k/a Programmer’s Paradise Inc.). (5)

10.55	Restricted Stock Letter, dated August 15, 2006, between Simon F. Nynens and Wayside Technology Group, Inc. (f/k/a Programmer’s Paradise Inc.). (5)

10.56	Restricted Stock Letter, dated August 15, 2006, between Kevin Scull and Wayside Technology Group, Inc. (f/k/a Programmer’s Paradise Inc.). (5)

10.57	Restricted Stock Letter, dated January 31, 2007, between William Willett and Wayside Technology Group, Inc. (f/k/a Programmer’s Paradise Inc.). (5)

10.58	Restricted Stock Letter, dated November 19, 2007, between Richard Bevis and Wayside Technology Group, Inc. (f/k/a Programmer’s Paradise Inc.). (5)

10.59	Form of Non-Qualified Stock Option Agreement. (5)

10.60	Restricted Stock Letter, dated February 5, 2008, between Kevin Scull and Wayside Technology Group, Inc. (10)

10.61	Restricted Stock Letter, dated February 5, 2008, between Richard Bevis and Wayside Technology Group, Inc. (10)

10.62	Restricted Stock Letter, dated February 5, 2008, between Simon Nynens and Wayside Technology Group, Inc. (10)

10.63	Restricted Stock Letter, dated February 5, 2008, between Vito Legrottaglie and Wayside Technology Group, Inc. (10)

10.64	Restricted Stock Letter, dated February 5, 2008, between Daniel Jamieson and Wayside Technology Group, Inc. (10)

10.65	Restricted Stock Letter, dated February 5, 2008, between Edwin Morgens and Wayside Technology Group, Inc. (10)

10.66	Restricted Stock Letter, dated February 5, 2008, between William Willett and Wayside Technology Group, Inc. (10)

10.67	Restricted Stock Letter, dated February 5, 2008, between Allan Weingarten and Wayside Technology Group, Inc. (10)

10.68	Restricted Stock Letter, dated February 5, 2008, between Mark Boyer and Wayside Technology Group, Inc. (10)

10.69	Restricted Stock Letter, dated February 5, 2008, between Duff Meyercord and Wayside Technology Group, Inc. (10)

10.72	Restricted Stock Letter, dated May 5, 2009, between Simon Nynens and Wayside Technology Group, Inc. (11)

10.73	Restricted Stock Letter, dated May 5, 2009, between Kevin Scull and Wayside Technology Group, Inc. (11)

10.74	Restricted Stock Letter, dated May 5, 2009, between Richard Bevis and Wayside Technology Group, Inc. (11)

10.75	Restricted Stock Letter, dated May 5, 2009, between Shawn Giordano and Wayside Technology Group, Inc. (11)

10.76	Restricted Stock Letter, dated May 5, 2009, between Daniel Jamieson and Wayside Technology Group, Inc. (11)

10.77	Restricted Stock Letter, dated May 5, 2009, between Vito Legrottaglie and Wayside Technology Group, Inc. (11)

10.78	Restricted Stock Letter, dated February 9, 2010, between Kevin Scull and Wayside Technology Group, Inc. (12)

10.79	Restricted Stock Letter, dated February 9, 2010, between Richard Bevis and Wayside Technology Group, Inc. (12)

10.80	Restricted Stock Letter, dated February 9, 2010, between Simon Nynens and Wayside Technology Group, Inc. (12)

10.81	Restricted Stock Letter, dated February 9, 2010, between Vito Legrottaglie and Wayside Technology Group, Inc. (12)

10.82	Restricted Stock Letter, dated February 9, 2010, between Daniel Jamieson and Wayside Technology Group, Inc. (12)

10.83	Restricted Stock Letter, dated February 9, 2010, between Shawn Giordano and Wayside Technology Group, Inc. (12)

10.84	Restricted Stock Letter, dated February 9, 2010, between Edwin Morgens and Wayside Technology Group, Inc. (12)

10.85	Restricted Stock Letter, dated February 9, 2010, between William Willett and Wayside Technology Group, Inc. (12)

10.86	Restricted Stock Letter, dated February 9, 2010, between Allan Weingarten and Wayside Technology Group, Inc. (12)

10.87	Restricted Stock Letter, dated February 9, 2010, between Mark Boyer and Wayside Technology Group, Inc. (12)

10.88	Restricted Stock Letter, dated February 9, 2010, between Duff Meyercord and Wayside Technology Group, Inc. (12)

21.1	Subsidiaries of the Registrant

23.1	Consent of EisnerAmper LLP

23.2	Consent of Amper, Politziner & Mattia, LLP

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Simon F. Nynens, the Chief Executive Officer of the Company.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Kevin T. Scull, the Chief Accounting Officer of the Company.

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

101

The following financial information from Wayside Technology Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 24, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Earnings, (3) Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statements, tagged as blocks of text. (13)

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

(13)

Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(b)	The exhibits required by Item 601 of Regulation S-K are reflected above in Section (a) 3. of this Item.

(c)	The financial statement schedule is included as reflected in Section (a) 2. of this Item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Shrewsbury, New Jersey, on February 24, 2012.

WAYSIDE TECHNOLOGY GROUP, INC.

By:	/s/ Simon F. Nynens
Simon F. Nynens, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

	President and Chief Executive Officer and	February 24, 2012
/s/ Simon F. Nynens	Chairman of the Board of Directors
Simon F. Nynens	(Principal Executive Officer)

	Vice President and Chief Accounting Officer	February 24, 2012
/s/ Kevin T. Scull	(Principal Financial and Accounting Officer)
Kevin T. Scull

/s/ William H. Willett	Director	February 24, 2012
William H. Willett

/s/ Mark. T. Boyer	Director	February 24, 2012
Mark. T. Boyer

/s/ Duffield Meyercord	Director	February 24, 2012
Duffield Meyercord

/s/ Edwin H. Morgens	Director	February 24, 2012
Edwin H. Morgens

/s/ Allan D. Weingarten	Director	February 24, 2012
Allan D. Weingarten

/s/ Mike Faith	Director	February 24, 2012
Mike Faith

Items 8 and 15(a)

Wayside Technology Group, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Wayside Technology Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Wayside Technology Group, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wayside Technology Group, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audits of the consolidated financial statements referred to above, we also audited the consolidated financial statement schedule, Schedule II — Valuation and Qualifying Accounts, for each of the years in the two-year period ended December 31, 2011. In our opinion, this financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ EisnerAmper LLP

Edison, New Jersey

February 24, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Wayside Technology Group, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Wayside Technology Group, Inc. and Subsidiaries for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

In connection with our audit of the consolidated statements referred to above, we also audited the consolidated financial statement schedule, Schedule II — Valuation and Qualifying Accounts, for the year ended December 31, 2009. In our opinion, this financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ Amper, Politziner & Mattia, LLP

Edison, New Jersey

February 22, 2010

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share and per share amounts)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$9,202	$10,955
Marketable securities	5,375	4,528
Accounts receivable, net of allowances of $1,513 and $1,473 in 2011 and 2010, respectively	47,066	42,486
Inventory, net	1,240	1,164
Prepaid expenses and other current assets	1,997	1,250
Deferred income taxes	329	516
Total current assets	65,209	60,899

Equipment and leasehold improvements, net	458	545
Accounts receivable-long-term	8,889	6,866
Other assets	54	37
Deferred income taxes	251	336
	$74,861	$68,683
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$45,796	$41,791
Current portion - capital lease obligation	76	75
Total current liabilities	45,872	41,866

Long- term portion- capital lease obligation	55	138
Total liabilities	45,927	42,004

Commitments and Contingencies

Stockholders’ equity:
Common Stock, $.01 par value; 10,000,000 shares authorized; 5,284,500 shares issued; and 4,679,878 and 4,770,241 shares outstanding in 2011 and 2010, respectively	53	53
Additional paid-in capital	26,725	25,473
Treasury stock, at cost, 604,622 and 514,259 shares in 2011 and 2010, respectively	(4,991)	(3,570)
Retained earnings	6,818	4,267
Accumulated other comprehensive income	329	456
Total stockholders’ equity	28,934	26,679
	$74,861	$68,683

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Statements of Earnings

(In thousands, except per share amounts)

	Years ended December 31,
	2011	2010	2009

Net sales	$250,169	$206,730	$146,384

Cost of sales	226,928	186,720	130,791

Gross profit	23,241	20,010	15,593

Selling, general and administrative expenses	14,623	13,207	11,319

Income from operations	8,618	6,803	4,274

Other income:
Interest income	368	405	521
Foreign currency transaction gain	1	2	—

Income before provision for income taxes	8,987	7,210	4,795

Provision for income taxes	3,448	2,789	1,928

Net income	$5,539	$4,421	$2,867

Income per common share-Basic	$1.26	$1.01	$0.65
Income per common share-Diluted	$1.20	$0.98	$0.65

Weighted average common shares outstanding-Basic	4,412	4,386	4,399
Weighted average common shares outstanding-Diluted	4,606	4,500	4,427

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(In thousands, except share amounts)

							Accumulated
			Additional			Retained	Other
	Common Stock		Paid-In	Treasury		earnings	Comprehensive
	Shares	Amount	Capital	Shares	Amount	(Deficit)	Income	Total

Balance at January 1, 2009	5,284,500	$53	$26,636	640,838	$(3,383)	$567	$11	$23,884

Net income						2,867		2,867
Other comprehensive income:
Translation adjustment							333	333
Unrealized loss on available- for-sale securities							(36)	(36)
Comprehensive income								3,164
Dividends paid			(2,106)			(707)		(2,813)
Share-based compensation expense			893					893
Tax expense from share- based compensation			(51)					(51)
Restricted stock grants			(546)	(140,000)	546			—
Treasury shares repurchased				94,818	(718)			(718)
Balance at December 31, 2009	5,284,500	53	24,826	595,656	(3,555)	2,727	308	24,359

Net income						4,421		4,421
Other comprehensive income:
Translation adjustment							142	142
Unrealized gain on available- for-sale securities							6	6
Comprehensive income								4,569
Dividends paid						(2,881)		(2,881)
Share-based compensation expense			1,187					1,187
Tax benefit from share- based compensation			53					53
Restricted stock grants (net of forfeitures)			(593)	(144,625)	593			—
Treasury shares repurchased				63,228	(608)			(608)
Balance at December 31, 2010	5,284,500	53	25,473	514,259	(3,570)	4,267	456	26,679

Net income						5,539		5,539
Other comprehensive income:
Translation adjustment							(112)	(112)
Unrealized loss on available- for-sale securities							(15)	(15)
Comprehensive income								5,412
Dividends paid						(2,988)		(2,988)
Share-based compensation expense			1,059					1,059
Stock options exercised			(11)	(18,750)	82			71
Tax benefit from share- based compensation			237					237
Restricted stock grants (net of forfeitures)			(33)	(6,625)	33			—
Treasury shares repurchased				115,738	(1,536)			(1,536)
Balance at December 31, 2011	5,284,500	$53	$26,725	604,622	$(4,991)	$6,818	$329	$28,934

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands, except share amounts)

	Year ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income	$5,539	$4,421	$2,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	321	311	291
Amortization expense	4	6	6
Provision for doubtful accounts receivable	161	141	66
Deferred income tax expense	272	273	271
Share-based compensation expense	1,059	1,187	893
Reversal of uncertain tax position liability	—	(78)	—
Gain on disposal of fixed assets	(12)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(6,876)	(15,436)	(8,972)
Inventory	(76)	(197)	93
Prepaid expenses and other current assets	(738)	(249)	(217)
Accounts payable and accrued expenses	4,069	12,542	5,680
Net change in other operating assets and liabilities	(22)	(4)	21
Net cash provided by operating activities	3,701	2,917	999
Cash flows provided by (used in) investing activities
Purchase of equipment and leasehold improvements	(234)	(176)	(179)
Purchase of available-for-sale securities	(5,623)	(6,206)	(10,379)
Redemptions of available-for-sale securities	4,760	9,255	12,138
Net cash provided by (used in) investing activities	(1,097)	2,873	1,580
Cash flows used in financing activities
Purchase of treasury stock	(1,536)	(608)	(718)
Proceeds from stock option exercises	71	—	—
Tax benefit (expense) from share- based compensation	237	53	(51)
Dividends paid	(2,988)	(2,881)	(2,813)
Repayment of capital lease obligations	(83)	(34)	—
Net cash used in financing activities	(4,299)	(3,470)	(3,582)
Effect of foreign exchange rate on cash	(58)	75	214
Net increase (decrease) in cash and cash equivalents	(1,753)	2,395	(789)
Cash and cash equivalents at beginning of year	10,955	8,560	9,349
Cash and cash equivalents at end of year	$9,202	$10,955	$8,560

Supplementary disclosure of cash flow information:
Income taxes paid	$2,762	$2,142	$1,995
Equipment financed with capital lease	$—	247	—

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in tables in thousands, except share and per share amounts)

1.  Description of Business

Wayside Technology Group, Inc. and Subsidiaries, the “Company,” markets software to software development and information technology professionals in the United States and Canada. It was formerly known as Programmer’s Paradise, Inc. and changed its name to Wayside Technology Group, Inc. in August 2006. The Company operates through two segments the “TechXtend” segment (formerly the Programmer’s Paradise” segment), which sells technical software, hardware and services directly to end-users (such as individual programmers, corporations, government agencies, and educational institutions) and the “Lifeboat” segment, which distributes technical software to corporate resellers, value added resellers (VARs), consultants and systems integrators.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Operations

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make extensive use of certain estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant areas of estimation include but are not limited to accounting for allowance for uncollectible accounts, sales returns, inventory valuation and obsolescence, income taxes, depreciation, contingencies, stock-based compensation. Actual results could differ from those estimates.

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

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in tables in thousands, except share and per share amounts)

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	Year ended December 31,
	2011	2010	2009
Numerator:
Net income	$5,539	$4,421	$2,867
Denominator:
Weighted average shares (Basic)	4,412	4,386	4,399
Dilutive effect of outstanding options and nonvested shares of restricted stock	194	114	28

Weighted average shares including assumed conversions (Diluted)	4,606	4,500	4,427

Basic net income per share	$1.26	$1.01	$0.65
Diluted net income per share	$1.20	$0.98	$0.65

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

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in tables in thousands, except share and per share amounts)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations in credit risk consist of cash, cash equivalents, and marketable securities. At December 31, 2011, the Company’s $5.4 million of marketable securities are in insured certificates of deposit.

The Company’s cash and cash equivalents, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Marketable Securities

The Company accounts for marketable securities pursuant to the ASC Topic No. 320, “Investments in Debt and Equity Securities.” Under this statement, the Company’s securities with a readily determinable fair value have been classified as available- for -sale and are carried at fair value with an offsetting adjustment to accumulated other comprehensive income in Stockholders’ Equity.

Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 2011 and 2010, because of the relative short maturity of these instruments.

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

Accounts receivable-long-term

Accounts receivable—long-term result from product sales with extended payment terms that are discounted to their present values at the prevailing market rates. In subsequent periods, the accounts receivable are increased to the amounts due and payable by the customers through the accretion of interest income on the unpaid accounts receivable due in future years. The amounts under these long-term accounts receivable due within one year are reclassified to the current portion of accounts receivable.

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

Revenue Recognition

The Company records revenues from sales transactions when title to products sold passes to the customer. Usual sales terms are FOB shipping point, at which time title and risk of loss has passed to the customer. Revenue is recognized in accordance with ASC Topic 985-605 “ Software Revenue Recognition” and ASC Topic 605-10-S99, and ASC Topic 605-45, “Reporting Revenue Gross as a Principal versus Net as an Agent”. The majority of the Company’s revenues relate to physical products and is recognized on a gross basis with the selling price to the customer recorded as net sales with the acquisition cost of the product to the Company recorded as cost of sales. At the time of sale, the Company also records an estimate for sales returns based on historical experience. Certain software maintenance products, third party services and extended warranties sold by the Company (for which the Company is not the primary obligor) are recognized on a net basis. Accordingly, such revenues are recognized in net sales either at the time of sale or over the contract period, based on the nature of the contract, at the net amount retained by the Company, with no cost of goods sold.

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

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in tables in thousands, except share and per share amounts)

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, “FASB” issued ASU 2011-05, “Presentation of Comprehensive Income”, an amendment to FASB ASC Topic 220, “Comprehensive Income”. The update gives companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in the update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU is effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update stated that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. All other requirements of ASU 2011-05 will be required to be adopted. The amendments should be applied retrospectively for all prior periods presented. Early adoption is permitted because compliance with the amendments is already permitted. The Company does not expect the adoption of these provisions to have a material impact on our consolidated financial position, results of operations or cash flows.

3.  Marketable Securities

Investments in available-for-sale securities at December 31, 2011 were:

	Cost	Market value	Unrealized (loss)

Certificates of deposit	5,394	5,375	$(19)
Total Marketable securities	$5,394	$5,375	$(19)

The cost and market value of our investments at December 31, 2011 by contractual maturity were:

		Estimated
	Cost	Fair Value

Due in one year or less	$5,394	$5,375

Investments in available-for-sale securities at December 31, 2010 were:

	Cost	Market value	Unrealized gain (loss)
U.S. Government Securities	$1,008	$1,009	$1
Certificates of deposit	3,524	3,519	$(5)
Total Marketable securities	$4,532	$4,528	$(4)

The cost and market value of our investments at December 31, 2010 by contractual maturity were:

		Estimated
	Cost	Fair Value

Due in one year or less	$4,532	$4,528

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

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheet:

		Fair Value Measurements at December 31, 2011 Using
Description	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Certificates of deposit	$5,375		$5,375

		Fair Value Measurements at December 31, 2010 Using
Description	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government Securities	$1,009	$1,009	$—	$—

Certificates of deposit	$3,519		$3,519

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

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in tables in thousands, except share and per share amounts)

5. Balance Sheet Detail

Equipment and leasehold improvements consist of the following as of December 31:

	2011	2010

Equipment	$2,696	$2,546
Leasehold improvements	560	551
	3,256	3,097
Less accumulated depreciation and amortization	(2,798)	(2,552)
	$458	$545

Accounts payable and accrued expenses consist of the following as of December 31:

	2011	2010

Trade accounts payable	$42,417	$38,998
Accrued expenses	3,379	2,793
	$45,796	$41,791

Accumulated other comprehensive income consists of the following as of December 31:

	2011	2010

Foreign currency translation adjustments	$348	$460
Unrealized (loss) on marketable securities	(19)	(4)
	$329	$456

6.  Income Taxes

Deferred tax attributes resulting from differences between financial and accounting amounts and tax basis of assets and liabilities at December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
Current assets
Accruals and reserves	$329	$362
Goodwill	—	154
Net current deferred tax assets	$329	$516

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in tables in thousands, except share and per share amounts)

Non-current assets
Accruals and reserves	$224	$235
Depreciation	27	101
Net non-current deferred tax assets	$251	$336
Total deferred tax assets	$580	$852

The provision for income taxes is as follows:

	Year ended December 31,
	2011	2010	2009
Current:
Federal	$2,452	$1,800	$1,114
State	460	546	378
Foreign	264	170	165
	3,176	2,516	1,657
Deferred:
Federal	172	211	249
State	100	62	22
	272	273	271
	$3,448	$2,789	$1,928
Effective Tax Rate	38.4%	38.7%	40.2%

The effective tax rate for year ended December 31, 2010 was impacted by a benefit of $78 thousand related to the reversal of the Company’s liability related to uncertain tax positions.

The reasons for the difference between total tax expense and the amount computed by applying the U.S. statutory federal income tax rate to income before income taxes are as follows:

	Year ended December 31,
	2011	2010	2009

Statutory rate applied to pretax income	$3,056	$2,456	$1,630
State income taxes, net of federal income tax benefit	325	399	260
Foreign income taxes over U.S. statutory rate	(4)	(5)	25
Other items	71	(61)	13
Income tax expense	$3,448	$2,789	$1,928

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

The Company accounts for uncertainties in accordance with FASB ASC 740 “Income Taxes”. This standard clarified the accounting for uncertainties in income taxes. The standard prescribes criteria for recognition and measurement of tax positions. It also provides guidance on derecognition, classification, interest and penalties, and disclosures related to income taxes associated with uncertain tax positions.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal consolidated tax return and its state tax return in New Jersey and its Canadian tax return as major tax jurisdictions. The only periods subject to examination for the Company’s federal return are the 2009, 2010 and 2011 tax years. The audit of the tax years 2006 and 2007 has been completed, with no adjustments proposed by the Internal Revenue Service “IRS”.  The current periods subject to examination for the Company’s state returns in New Jersey are years 2009, 2010 and 2011. The current periods subject to examination for the Company’s Canadian tax returns are the years 2009 through 2011. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense when assessed. No liability was recorded for interest or penalties related to uncertain tax positions at December 31, 2011 and 2010.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Federal, State and Foreign Tax
Balance at January 1, 2010	$78
Decrease based on tax positions related to prior years	(78)
Net Unrecognized Tax Benefit at December 31, 2010	$—

The most recent IRS examination was of the Company’s 2006-2007 tax returns which were completed by the IRS as of March 1, 2010, and management believes that all uncertain tax positions were resolved at that time.

For financial reporting purposes, income before income taxes includes the following components:

	Year ended December 31,
	2011	2010	2009
United States	$8,229	$6,696	$4,382
Canada	758	514	413
	$8,987	$7,210	$4,795

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

At the annual stockholder’s meeting held on June 14, 2006, the Company’s stockholders approved the 2006 Stock-Based Compensation Plan (the “2006 Plan”). The 2006 Plan authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses, and other equity-based awards. The number of shares of Common Stock initially available under the 2006 Plan is 800,000.  As of December 31, 2011, the number of shares of common stock available for future award grants to employees and directors under this plan is 122,250.

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

During 2011, the Company granted a total of 15,000 shares of restricted stock to employees. These shares vest over 60 months. A total of 8,375 shares of restricted common stock were forfeited as a result of employees terminating employment with the Company.

Changes during 2009, 2010 and 2011 in options outstanding for the combined plans were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2009	392,890	8.12
Granted in 2009	—	—
Canceled in 2009	—	—
Exercised in 2009	—	—
Outstanding at December 31, 2009	392,890	8.12
Granted in 2010	—	—
Canceled in 2010	—	—
Exercised in 2010	—	—
Outstanding at December 31, 2010	392,890	8.12
Granted in 2011	—	—
Canceled in 2011	—	—
Exercised in 2011	18,750	3.85
Outstanding at December 31, 2011	374,140	8.33
Exercisable at December 31, 2011	374,140	$8.33

The options exercisable at December 31, 2011 and 2010 were 374,140 and 392,890, respectively.

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2011 was $1.5 million. The intrinsic value is calculated as the difference between the market value as of December 30, 2011(the last trading day of 2011) and the exercise price of the shares. The market value as of December 30, 2011 was $12.20 as reported by The Nasdaq Global Market.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in tables in thousands, except share and per share amounts)

Stock options outstanding at December 31, 2011 are summarized as follows:

Range of Exercise Prices	Outstanding Options as of December 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable as of December 31, 2011	Weighted Average Exercise Price

$2.00 – $2.99	18,500	0.7	$2.13	18,500	$2.13
3.00 – 6.99	10,000	0.0	3.50	10,000	3.50
7.00 – 9.99	290,000	2.4	8.03	290,000	8.03
10.00–12.99	55,640	3.3	12.85	55,640	12.85
	374,140	2.4	$8.33	374,140	$8.33

Under the various plans, options that are cancelled can be reissued. At December 31, 2011 no options were reserved for future issuance.

A summary of nonvested shares of restricted stock awards outstanding under the Company’s 2006 Plan as of December 31, 2011 and changes during the year then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2009	264,750	12.76
Granted in 2009	140,000	7.55
Vested in 2009	(77,500)	11.52
Forfeited in 2009	—	—
Nonvested shares at December 31, 2009	327,250	$11.03
Granted in 2010	150,500	8.57
Vested in 2010	(113,225)	10.49
Forfeited in 2010	(5,875)	9.21
Nonvested shares at December 31, 2010	358,650	$10.18
Granted in 2011	15,000	14.35
Vested in 2011	(103,000)	10.28
Forfeited in 2011	(8,375)	8.45
Nonvested shares at December 31, 2011	262,275	$10.44

As of December 31, 2011, there was approximately $2.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.5 years.

For the years ended December 31, 2011, 2010 and 2009, we recognized share-based compensation cost of approximately $1.1 million, $1.2 million and $0.9 million, respectively, which is included in general and administrative expenses.  The Company does not capitalize any share-based compensation cost.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in tables in thousands, except share and per share amounts)

8.  Defined Contribution Plan

The Company maintains a defined contribution plan covering substantially all domestic employees. Participating employees may make contributions to the plan, through payroll deductions. Matching contributions are made by the Company equal to 50% of the employee’s contribution to the extent such employee contribution did not exceed 6% of their compensation.  During the years ended December 31, 2011, 2010 and 2009, the Company expensed approximately $147 thousand, $131 thousand and $116 thousand, respectively, related to this plan.

9.  Commitments and Contingencies

Leases

Operating leases relate to the lease of the space used for our operations in Shrewsbury, New Jersey and Mississauga, Canada. The commitments for operating leases include the minimum rent payments and a proportionate share of operating expenses and property taxes.

2012	$429
2013	94
2014	13
2015	—
2016	—
$536

Rent expense for the years ended December 31, 2011, 2010 and 2009 was approximately $332 thousand, $387 thousand and $354 thousand, respectively.

Employment Agreements

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

10. Industry, Segment and Geographic Information

The Company markets software to software development and information technology professionals in the United States and Canada. We also operate a sales branch in Europe to serve our customers in this region of the world.

Geographic revenue and identifiable assets related to operations as of and for the years ended December 31, 2011, 2010 and 2009 were as follows. Revenue is allocated to a geographic area based on the location of the sale, which is generally the customer’s country of domicile.  No one country other than the United Sates represents more than 10% of net sales for 2011, 2010 or 2009.

	2011	2010	2009
Net sales to Unaffiliated Customers:
United States	$209,946	$174,180	$123,197
Canada	18,672	15,048	11,364
Other	21,551	17,502	11,823
Total	$250,169	$206,730	$146,384

	2011	2010	2009
Identifiable Assets by Geographic Areas at December 31,
United States	$69,309	$64,237	$50,236
Canada	5,552	4,446	3,431
Total	$74,861	$68,683	$53,667

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

	Year Ended
	December 31,
	2011	2010	2009
Revenue:
TechXtend	$57,449	$57,579	$48,326
Lifeboat	192,720	149,151	98,058
	250,169	206,730	146,384
Gross Profit:
TechXtend	$6,437	$6,307	$5,652
Lifeboat	16,804	13,703	9,941
	23,241	20,010	15,593
Direct Costs:
TechXtend	$3,058	$2,932	$2,650
Lifeboat	4,715	3,934	2,866
	7,773	6,866	5,516
Income Before Taxes:
TechXtend	3,379	3,375	3,002
Lifeboat	12,089	9,769	7,075
Segment Income	15,468	13,144	10,077

General and administrative	6,850	6,341	5,803
Interest income	368	405	521
Foreign currency translation gains	1	2	—
Income before taxes	$8,987	$7,210	$4,795

Selected Assets By Segment:
TechXtend	$27,881	$26,644
Lifeboat	29,314	23,872
Segment Select Assets	57,195	50,516
Corporate Assets	17,666	18,167
Total Assets	$74,861	$68,683

The Company had three customers that accounted for more than 10% of total sales for 2011. For the year ended December 31, 2011, CDW Corporation, Insight and Software House International accounted for 14.0%, 11.0% and 10.5%, respectively, of consolidated net sales and, as of December 31, 2011, 12.4%, 6.8%, and 4.7%, respectively of total net accounts receivable. For the year ended December 31, 2010, CDW

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in tables in thousands, except share and per share amounts)

Corporation accounted for 15.8% of consolidated net sales. For the year ended December 31, 2009, CDW Corporation and Software House International accounted for 10.5% and 10.7%, respectively, of consolidated net sales. Our top five customers accounted for 42%, 44%, and 36% of consolidated net sales in 2011, 2010 and 2009, respectively.

11. Quarterly Results of Operations (Unaudited)

The following table presents summarized quarterly results for 2011:

	First	Second	Third	Fourth

Net sales	$51,549	$60,661	$63,741	$74,218
Gross profit	4,825	5,601	5,757	7,058
Net income	843	1,228	1,494	1,974

Basic net income per common share	$0.19	$0.28	$0.34	$0.45
Diluted net income per common share	$0.18	$0.26	$0.33	$0.43

The following table presents summarized quarterly results for 2010:

	First	Second	Third	Fourth

Net sales	$40,358	$48,443	$52,994	$64,935
Gross profit	3,969	4,685	5,134	6,224
Net income	624	1,054	1,257	1,486

Basic net income per common share	$0.14	$0.24	$0.29	$0.34
Diluted net income per common share	$0.14	$0.23	$0.28	$0.33

Wayside Technology Group, Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

(In Thousands)

Description	Beginning Balance	Charged to Cost and Expense	Deductions	Ending Balance

Year ended December 31, 2009
Allowances for accounts receivable	$1,086	$126	$115	$1,097
Reserve for inventory obsolescence	$56	$(10)	$26	$20
Year ended December 31, 2010
Allowances for accounts receivable	$1,097	$480	$104	$1,473
Reserve for inventory obsolescence	$20	$—	$2	$18
Year ended December 31, 2011
Allowances for accounts receivable	$1,473	$161	$121	$1,513
Reserve for inventory obsolescence	$18	$31	$14	$35