Form 10-Q
period 2012-03-31
Wayside Technology Group, Inc.
filed 2012-05-04
CIK 945983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

There were 4,686,274 outstanding shares of common stock, par value $.01 per share, (“Common Stock”) as of May 3, 2012, not including 598,226 shares classified as treasury stock.

PART I — FINANCIAL INFORMATION

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,979	$9,202
Marketable securities	4,834	5,375
Accounts receivable, net of allowances of $1,432 and $1,513, respectively	46,648	47,066
Inventory, net	1,234	1,240
Prepaid expenses and other current assets	1,305	1,997
Deferred income taxes	305	329
Total current assets	64,305	65,209

Equipment and leasehold improvements, net	435	458
Accounts receivable-long-term	8,956	8,889
Other assets	43	54
Deferred income taxes	250	251

Total assets	$73,989	$74,861

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$44,507	$45,796
Current portion - capital lease obligation	76	76
Total current liabilities	44,583	45,872

Long- term portion- capital lease obligation	35	55
Total liabilities	44,618	45,927

Commitments and contingencies

Stockholders’ equity
Common Stock, $.01 par value; 10,000,000 shares authorized, 5,284,500 shares issued; 4,670,985 and 4,679,878 shares outstanding, respectively	53	53
Additional paid-in capital	26,917	26,725
Treasury stock, at cost, 613,515 and 604,622 shares, respectively	(5,104)	(4,991)
Retained earnings	7,104	6,818
Accumulated other comprehensive income	401	329
Total stockholders’ equity	29,371	28,934
Total liabilities and stockholders’ equity	$73,989	$74,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share data)

	Three months ended
	March 31,
	2012	2011

Net sales	$66,907	$51,549

Cost of sales	61,340	46,724

Gross profit	5,567	4,825

Selling, general and administrative expenses	3,987	3,530

Income from operations	1,580	1,295

Interest income, net	124	86

Realized foreign exchange gain	1	—

Income before income tax provision	1,705	1,381

Provision for income taxes	676	538

Net income	$1,029	$843

Net income per common share — Basic	$0.23	$0.19

Net income per common share — Diluted	$0.22	$0.18

Weighted average common shares outstanding — Basic	4,427	4,414

Weighted average common shares outstanding — Diluted	4,612	4,651

Dividends paid per common share	$0.16	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three months ended
	March 31,
	2012	2011
Net income	$1,029	$843

Other comprehensive income, net of tax:
Foreign currency translation adjustment	68	121
Unrealized gain on available-for-sale marketable securities	4	3
Other comprehensive income	72	124

Comprehensive income	$1,101	$967

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share amounts)

	Common Stock		Additional Paid-In	Treasury		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income	Total

Balance at January 1, 2012	5,284,500	$53	$26,725	604,622	$(4,991)	$6,818	$329	$28,934
Net income						1,029		1,029
Translation adjustment							68	68
Unrealized gain on available-for-sale securities							4	4
Dividends paid						(743)		(743)
Share-based compensation expense			231					231
Tax expense from share-based compensation			(39)					(39)
Treasury shares repurchased				8,893	(113)			(113)
Balance at March 31, 2012	5,284,500	$53	$26,917	613,515	$(5,104)	$7,104	$401	$29,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended
	March 31,
	2012	2011
Net income	$1,029	$843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81	79
Deferred income taxes	24	22
Provision for doubtful accounts receivable	95	—
Share-based compensation expense	231	289
Changes in operating assets and liabilities:
Accounts receivable	354	8,256
Inventory	7	(129)
Prepaid expenses and other current assets	695	(37)
Accounts payable and accrued expenses	(1,341)	(8,131)
Net change in other assets and liabilities	10	1
Net cash provided by operating activities	1,185	1,193

Cash flows from investing activities:
Purchases of available-for-sale securities	(680)	—
Redemptions of available-for-sale securities	1,225	2,251
Capital expenditures	(57)	(119)
Net cash provided by investing activities	488	2,132

Cash flows from financing activities:
Dividend paid	(743)	(753)
Treasury stock repurchased	(113)	(620)
Tax (expense) benefit from share- based compensation	(39)	61
Repayment of capital lease obligations	(21)	(21)
Proceeds from stock option exercises	—	71
Net cash used in financing activities	(916)	(1,262)

Effect of foreign exchange rate on cash	20	71

Net increase in cash and cash equivalents	777	2,134
Cash and cash equivalents at beginning of period	9,202	10,955
Cash and cash equivalents at end of period	$9,979	$13,089
Supplementary disclosure of cash flow information:
Income taxes paid	$1,001	$344

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

March 31, 2012

1.                                       The accompanying unaudited condensed consolidated financial statements of Wayside Technology Group, Inc. and its subsidiaries (collectively, the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“ U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete audited financial statements.

                                                The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, stock-based compensation, and contingencies and litigation. The Company bases its estimates on its historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the opinion of the Company’s management, all adjustments that are of a normal recurring nature, considered necessary for fair presentation, have been included in the accompanying financial statements. The Company’s actual results may differ from these estimates under different assumptions or conditions. The unaudited condensed consolidated statements of earnings for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities Exchange Commission for the year ended December 31, 2011.

2.                                       Assets and liabilities of the Company’s foreign subsidiaries have been translated at current exchange rates, and related sales and expenses have been translated at average rates of exchange in effect during the period. The sales from our Canadian operations in the first three months of 2012 were $5.9 million as compared to $4.7 million for the first three months of 2011.

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

6.                                       The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value at March 31, 2012 and December 31, 2011 because of the relative short maturity of these instruments.

Investments in available-for-sale securities at March 31, 2012 were (in thousands):

	Cost	Market value	Unrealized (loss)
Certificates of deposit	$4,849	$4,834	$(15)
Total Marketable securities	$4,849	$4,834	$(15)

The cost and market value of the Company’s investments at March 31, 2012 determined by contractual maturity were (in thousands):

		Estimated
	Cost	Fair Value

Due in one year or less	$4,849	$4,834

Investments in available-for-sale securities at December 31, 2011 were (in thousands):

	Cost	Market value	Unrealized (loss)
Certificates of deposit	$5,394	$5,375	$(19)
Total Marketable securities	$5,394	$5,375	$(19)

The cost and market value of the Company’s investments at December 31, 2011 determined by contractual maturity were (in thousands):

		Estimated
	Cost	Fair Value

Due in one year or less	$5,394	$5,375

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

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets:

		Fair Value Measurements at March 31, 2012 Using
(In thousands) Description	Balance at March 31, 2012	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Certificates of deposit	$4,834	$—	$4,834	$—

		Fair Value Measurements at December 31, 2011 Using
(In thousands) Description	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Certificates of deposit	$5,375	$—	$5,375	$—

Certificates of deposit- The fair value of certificates of deposit is estimated using third-party quotations for similar certificates of deposit. These deposits are categorized in Level 2 of the fair value hierarchy.

8.                                       Balance Sheet Detail — (in thousands):

Equipment and leasehold improvements consist of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Equipment	$2,755	$2,696
Leasehold improvements	561	560
	3,316	3,256
Less accumulated depreciation and amortization	(2,881)	(2,798)
	$435	$458

Accounts payable and accrued expenses consist of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Trade accounts payable	$42,477	$42,417
Other accrued expenses	2,030	3,379
	$44,507	$45,796

Accumulated other comprehensive income consists of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Foreign currency translation adjustments	$416	$348
Unrealized (loss) on marketable securities	(15)	(19)
	$401	$329

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

	Three months ended
	March 31,
	2012	2011
Numerator:
Net income	$1,029	$843
Denominator:
Weighted average shares (Basic)	4,427	4,414
Dilutive effect of outstanding options and nonvested shares of restricted stock	185	237

Weighted average shares including assumed conversions (Diluted)	4,612	4,651

Basic net income per share	$0.23	$0.19
Diluted net income per share	$0.22	$0.18

10.                                 The Company had one major vendor that accounted for 15.6% of total purchases for the three months ended March 31, 2012. The Company had no major vendors that accounted for more than 10% of total purchases for the three months ended March 31, 2011. The Company had three major customers that accounted for 13.1%, 10.5% and 11.6%, respectively, of its total net sales during the three months ended March 31, 2012. These same customers accounted for 12.8%, 4.3% and 9.6%, respectively, of total net accounts receivable as of March 31, 2012. The Company had three major customers that accounted for 14.3%, 10.6% and 10.3%, respectively, of total net sales for the three months ended March 31, 2011.

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

The provision consists of the following (in thousands):

	Three months ended
	March 31,
	2012	2011
Current:
Federal	$482	$356
State	91	103
Foreign	79	57
	652	516

Deferred tax expense	24	22
	$676	$538
Effective tax rate	39.6%	39.0%

12.                                 The 2006 Stock- Based Compensation Plan (the “2006 Plan”). The 2006 Plan authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses, and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2006 Plan was 800,000. As of March 31, 2012, the number of shares of Common Stock available for future award grants to employees and directors under the 2006 Plan is 122,250.

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

Changes during 2012 in options outstanding under the Company’s combined plans (i.e., the 2006 Plan, the 1995 Non-Employee Director Plan and the 1995 Stock Option Plan) were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($M)(1)
Outstanding at January 1, 2012	374,140	$8.33
Granted in 2012	—	—
Canceled in 2012	—	—
Exercised in 2012	—	—
Outstanding at March 31, 2012	374,140	$8.33	2.2	$2.2
Exercisable at March 31, 2012	374,140	$8.33	2.2	$2.2

(1) The intrinsic value of an option is calculated as the difference between the market value on the last trading day of the quarter (March 31, 2012) and the exercise price of the outstanding options. The market value as of March 31, 2012 was $14.21 per share represented by the closing price as reported by The Nasdaq Global Market on that day.

A summary of nonvested shares of Restricted Stock awards outstanding under the Company’s 2006 Plan as of March 31, 2012, and changes during the three months then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2012	262,275	$10.44
Granted in 2012	—	—
Vested in 2012	(23,350)	9.91
Forfeited in 2012	—	—
Nonvested shares at March 31, 2012	238,925	$10.49

As of March 31, 2012, there is approximately $2.5 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.3 years.

For the three months ended March 31, 2012 and 2011, the Company recognized share-based compensation cost of approximately $231,000 and $289,000, respectively, which is included in the Company’s general and administrative expense.

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

The Company is organized into two reportable operating segments — the “TechXtend” segment, which sells technical software, hardware and services directly to end-users (such as individual programmers, corporations, government agencies, and educational institutions) and the “Lifeboat” segment, which distributes technical software to corporate resellers, value added resellers (VARs), consultants and systems integrators.

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

The following segment reporting information of the Company is provided (in thousands):

	Three months ended
	March 31,
	2012	2011
Revenue:
TechXtend	$17,606	$11,998
Lifeboat	49,301	39,551
	66,907	51,549
Gross Profit:
TechXtend	$1,783	$1,411
Lifeboat	3,784	3,414
	5,567	4,825
Direct Costs:
TechXtend	$841	$720
Lifeboat	1,131	1,117
	1,972	1,837
Segment Income:
TechXtend	$942	$691
Lifeboat	2,653	2,297
Segment Income	3,595	2,988

Corporate general and administrative expenses	$2,015	$1,693
Interest income, net	124	86
Foreign currency translation gain	1	—
Income before taxes	$1,705	$1,381

Selected Assets By Segment:
TechXtend	$30,679
Lifeboat	26,158
Corporate assets	17,152
Segment Selected Assets	$73,989

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of risk and uncertainties, including those set forth under the heading “Certain Factors Affecting Results of Operations and Stock Price” and elsewhere in this report and those set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the accompanying unaudited  condensed consolidated financial statements and related notes included in this report and the consolidated financial statements and related notes included in our 2011 Annual Report on Form 10-K.

Overview

The Company is organized into two reportable operating segments — the “TechXtend” segment, which sells technical software, hardware and services directly to end-users (such as individual programmers, corporations, government agencies, and educational institutions) and the “Lifeboat” segment, which distributes technical software to  end-users through corporate resellers, value added resellers (VARs), consultants and systems integrators.

More generally, the Company’s sales, gross profit and results of operations have fluctuated and are expected to continue to fluctuate on a quarterly basis as a result of a number of factors, including but not limited to: overall pricing trends in the markets we serve; the loss of any major vendor; condition of the software industry in general; shifts in demand for software products; our customers’ ability to meet their payment obligations in a timely manner; industry shipments of new software products or upgrades; the timing of new merchandise and catalog offerings; fluctuations in response rates; fluctuations in postage, paper, shipping and printing costs and in merchandise returns; adverse weather conditions that affect response, distribution or shipping; shifts in the timing of holidays; and changes in the Company’s product offerings. If revenues do not meet expectations in any given quarter, operating results may be materially adversely affected.

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Three months ended
	March 31,
	2012	2011
Net sales	100.0%	100.0%
Cost of sales	91.7	90.6
Gross profit	8.3	9.4
Selling, general and administrative expenses	6.0	6.9
Income from operations	2.3	2.5
Interest income, net	0.2	0.2
Realized foreign currency exchange gain	—	—
Income before income taxes	2.5	2.7
Provision for income taxes	1.0	1.1
Net income	1.5%	1.6%

Net Sales

Net sales for the first quarter of 2012 increased 30% or $15.4 million to $66.9 million compared to $51.5 million for the same period in 2011. Total sales for the first quarter of 2012 for our Lifeboat segment were $49.3 million compared to $39.5 million in the first quarter of 2011, representing an increase of $9.8 million or 25%. Total sales for the first quarter of 2012 for our TechXtend segment were $17.6 million compared to $12.0 million in the first quarter of 2011, representing a 47% increase.

Sales from our Lifeboat segment showed strong growth. The 25% increase in net sales in the first quarter of 2012 compared to the same period in 2011 was mainly a result of our continued focus on the expanding virtual infrastructure-centric business, the addition of several key product lines, and the strengthening of our account penetration. The 47% increase in sales in the TechXtend segment was primarily due to an increase in extended terms transactions.

Gross Profit

Gross Profit for the quarter ended March 31, 2012 was $5.6 million compared to $4.8 million for the first quarter of 2011, a 15% increase. Total gross profit for our Lifeboat segment in the first quarter of 2012 was $3.8 million compared to $3.4 million for the first quarter of 2011, representing an 11% increase. This increase in gross profit for the Lifeboat segment was due to sales volume growth within our Lifeboat segment. Total gross profit for our TechXtend segment in the first quarter of 2012 was $1.8 million compared to $1.4 million for the first quarter of 2011, representing a 27% increase. This increase for the TechXtend segment was primarily due to the increased sales volume.

Gross profit margin, i.e., gross profit as a percentage of net sales, decreased from 9.4% for the three months ended March 31, 2011 to 8.3% for the three months ended March 31, 2012. Gross profit margin for our Lifeboat segment for the first quarter of 2012 was 7.7% compared to 8.6% for the first quarter of 2011. Gross profit margin for our TechXtend segment for the first quarter of 2012 was 10.2% compared to 11.8% for the first quarter of 2011.

The increase in gross profit dollars and the decrease in gross profit margin was primarily caused by the aggressive sales growth within both segments, offset in part, by continued pressure on discounts and rebates earned and competitive pricing pressure in both segments, and, in part, by our having won several large bids based on aggressive pricing, which we plan to continue to do. Vendor rebates and discounts for the quarter ended March 31, 2012 amounted to $0.3 million compared to $0.5 million for the first quarter of 2011. Vendor rebates are dependent on reaching certain targets set by our vendors.

The Company monitors gross profits and gross profit margins carefully. Price competition in our market intensified in the first quarter of 2012, with competitors lowering their prices significantly last quarter. The Company responded immediately. Although our sales volume increased substantially as a result, gross margins, as well as the rebates and discounts that are material elements of the Company’s overall profitability, were negatively impacted during the quarter. We anticipate that margins, as well as discounts and rebates, for the remainder of the year will continue to be affected by this current trend.

Selling, General and Administrative Expenses

Total selling, general, and administrative (“SG&A”) expenses for the first quarter of 2012 were $4.0 million compared to $3.5 million for the first quarter of 2011, which was mainly the result of an increase in employee and employee related expenses (salaries, commissions, bonus accruals and benefits) of $0.4 million and an increase in the provision for doubtful accounts of $0.1 million in the first three months of 2012 compared to the first three months of 2011. As a percentage of net sales, SG&A expenses for the first quarter of 2012 were 6.0% compared to 6.9% for the first quarter of 2011, mainly due to sales increasing at a faster pace than SG&A expenses.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary by quarter depending on changes in sales volume, and levels of continuing investments in information technology and marketing. We continue to monitor our SG&A expenses closely.

Direct selling costs (a component of SG&A) for the first quarter of 2012 were $2.0 million compared to $1.8 million for the first quarter of 2011. Total direct selling costs for our TechXtend segment for the first quarter of 2012 were $0.8 million compared to $0.7 million for the same period in 2011. Total direct selling costs for our Lifeboat segment for the first quarter of 2012 were $1.1 million compared to $1.1 million for the first quarter of 2011.

Foreign Currency Transactions Gain (Loss)

The realized foreign currency exchange gain for the quarter ended March 31, 2012 was $1,000, compared to no foreign currency exchange gain for the same period in 2011. Foreign exchange gains and losses primarily result from our trade activity with our Canadian subsidiary. Although the Company does maintain bank accounts in Canadian currencies to reduce currency exchange fluctuations, the Company is, nevertheless, subject to risks associated with such fluctuations.

Income Taxes

For the quarter ended March 31, 2012, the Company recorded a provision for income taxes of $676,000 which consists of a provision of $482,000 for U.S. federal income taxes as well as a $91,000 provision for state and local taxes and $79,000 for foreign taxes, and a deferred tax expense of $24,000. For the quarter ended March 31, 2011, the Company recorded a provision for income taxes of $538,000 which consists of a provision of $356,000 for U.S. federal income taxes as well as a $103,000 provision for state and local taxes and $57,000 for Canadian taxes, and a deferred tax expense of $22,000.

Liquidity and Capital Resources

During the first three months of 2012 our cash and cash equivalents increased by $0.8 million to $10.0 million at March 31, 2012, from $9.2 million at December 31, 2011. During the first three months of 2012, net cash provided by operating activities amounted to $1.2 million; net cash provided by investing activities amounted to $0.5 million and net cash used in financing activities amounted to $0.9 million.

Net cash provided by operating activities in the first three months of 2012 was $1.2 million and primarily resulted from a $0.7 million decrease in prepaid and other current assets, a $0.4 million decrease in accounts receivable, and $1.3 million from net income excluding non-cash charges, partially offset by a decrease in accounts payable and accrued expenses of $1.2 million.

Net cash provided by investing activities in the first three months of 2012 amounted to $0.5 million. This primarily resulted from net sales of $0.5 million in marketable securities offset by capital expenditures of $0.1 million. These marketable securities are highly rated , highly liquid and are classified as available-for-sale securities in accordance with ASC Topic 320 “Investments in Debt and Equity Securities”, and as a result, unrealized gains and losses are reported as part of accumulated other comprehensive income.

Net cash used in financing activities in the first three months of 2012 amounted to $0.9 million. This consisted primarily of dividends paid of $0.7 million and Common Stock repurchases of $0.1 million.

The Company’s current and anticipated use of its cash and cash equivalents is, and will continue to be, to fund working capital, operational expenditures, the Common Stock repurchase program and dividends if declared by the board of directors. The Company’s business plan contemplates our continuing use of our cash to pay vendors promptly in order to obtain more favorable terms.

We believe that the funds held in cash  and cash equivalents will be sufficient to fund our working capital and cash requirements for at least the next 12 months. Currently, we do not have any credit facility and, in the foreseeable future, we do not plan to enter into a credit facility.

Contractual Obligations as of March 31, 2012 were summarized as follows:

(Dollars in thousands)

Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	—	—	—	—	—
Capital Lease Obligations	$111	$76	$35	—	—
Operating Leases (1)	$310	$269	$41	—	—
Purchase Obligations	—	—	—	—	—
Other Long Term Obligations	—	—	—	—	—
Total Contractual Obligations	$421	$345	$76	$—	$—

(1)  Operating leases relate primarily to the leases of the space used for our operations in Shrewsbury, New Jersey,  Mississauga, Canada and Almere, Netherlands. The commitments for operating leases include the minimum rent payments and a proportionate share of operating expenses and property taxes.

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

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s unaudited condensed consolidated financial statements that have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Generally, the Company recognizes revenue from the sale of software and hardware for microcomputers, servers and networks upon shipment or upon electronic delivery of the product as previously described herein. The Company expenses the advertising costs associated with producing its catalogs. The costs of these catalogs are expensed in the same month the catalogs are mailed.

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

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’ s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Certain Factors Affecting Results of Operations and Stock Price

This report includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements in this report regarding future events or conditions, including statements regarding industry prospects and the Company’s expected financial position, results of operations (including sales and gross profit margin), business and financing plans, are forward-looking statements. These statements can be identified by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate” and “continue” or similar words. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Substantial risks and uncertainties unknown at this time could cause actual results to differ materially from those indicated by such forward-looking statements, including, but not limited to, the continued acceptance of the Company’s distribution channel by vendors and customers, the timely availability and acceptance of new products, product mix, market conditions, competitive pricing pressures, contribution of key vendor relationships and support programs, as well as factors that affect the software industry in general and other factors. We strongly urge current and prospective investors to carefully consider the cautionary statements and risk factors contained in this report and our annual report on Form 10-K for the year ended December 31, 2011.

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

The Company’s $4.8 million investments in marketable securities at March 31, 2012 are invested in insured certificates of deposit. The remaining cash balance is invested in short-term savings accounts with our primary bank, JPMorgan Chase Bank. As such, we believe that the risk of significant changes in the value of our cash invested is minimal.

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the purchase of Common Stock by the Company and its affiliated purchasers during the first quarter of 2012.

ISSUER PURCHASE OF EQUITY SECURITIES

	Total Number of Shares		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Period	Purchased		(2)	Programs	(3)	(4)

January 1, 2012- January 31, 2012	—		—	—	—	398,257
February 1, 2012- February 29, 2012	8,893	(1)	$12.75	—	—	398,257
March 1, 2012- March 31, 2012	—		—	—	—	398,257
Total	8,893		$12.75	—	$—	398,257

(1) Includes 8,893 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (4) below.

(2) Average price paid per share reflects the closing price the Company’s Common Stock on the business date the shares were surrendered by the employee stockholder to satisfy individual tax withholding obligations upon vesting of Restricted Stock or the price of the Common Stock paid on the open market purchase, as applicable.

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

101          The following financial information from Wayside Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 4, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Earnings, (3) Condensed Consolidated Statements of Stockholders’ Equity, (4) Condensed Consolidated Statements of Comprehensive Income, (5) Condensed Consolidated Statements of Cash Flows, and (6) the Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.*

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

WAYSIDE TECHNOLOGY GROUP, INC

May 4, 2012	By:	/s/ Simon F. Nynens
Date		Simon F. Nynens, Chairman of the Board,
President and Chief Executive Officer

May 4, 2012	By:	/s/ Kevin T. Scull
Date		Kevin T. Scull, Vice President and Chief Accounting
Officer