Form 10-Q
period 2012-06-30
Wayside Technology Group, Inc.
filed 2012-08-03
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

There were 4,711,867 outstanding shares of common stock, par value $.01 per share, (“Common Stock”) as of July 31, 2012, not including 572,633 shares classified as treasury stock.

PART I — FINANCIAL INFORMATION

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,237	$9,202
Marketable securities	5,572	5,375
Accounts receivable, net of allowances of $1,422 and $1,513, respectively	50,369	47,066
Inventory, net	1,307	1,240
Prepaid expenses and other current assets	1,256	1,997
Deferred income taxes	347	329
Total current assets	66,088	65,209

Equipment and leasehold improvements, net	370	458
Accounts receivable-long-term	9,551	8,889
Other assets	74	54
Deferred income taxes	250	251

Total assets	$76,333	$74,861

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$45,750	$45,796
Current portion - capital lease obligation	83	76
Total current liabilities	45,833	45,872

Long- term portion- capital lease obligation	14	55
Total liabilities	45,847	45,927

Commitments and contingencies

Stockholders’ equity
Common Stock, $.01 par value; 10,000,000 shares authorized, 5,284,500 shares issued; 4,711,867 and 4,679,878 shares outstanding, respectively	53	53
Additional paid-in capital	27,453	26,725
Treasury stock, at cost, 572,633 and 604,622 shares, respectively	(5,012)	(4,991)
Retained earnings	7,665	6,818
Accumulated other comprehensive income	327	329
Total stockholders’ equity	30,486	28,934
Total liabilities and stockholders’ equity	$76,333	$74,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2012	2011	2012	2011

Net sales	$136,076	$112,210	$69,169	$60,661

Cost of sales	124,919	101,784	63,579	55,060

Gross profit	11,157	10,426	5,590	5,601

Selling, general and administrative expenses	7,538	7,170	3,551	3,640

Income from operations	3,619	3,256	2,039	1,961

Interest income, net	254	172	130	86

Realized foreign exchange gain	1	1	—	1

Income before income tax provision	3,874	3,429	2,169	2,048

Provision for income taxes	1,541	1,358	865	820

Net income	$2,333	$2,071	$1,304	$1,228

Net income per common share - Basic	$0.52	$0.47	$0.29	$0.28

Net income per common share — Diluted	$0.50	$0.45	$0.28	$0.26

Weighted average common shares outstanding-Basic	4,449	4,414	4,471	4,414

Weighted average common shares outstanding-Diluted	4,632	4,647	4,656	4,645

Dividends paid per common share	$0.32	$0.32	$0.16	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Six months ended		Three months ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income	$2,333	$2,071	$1,304	$1,228

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(7)	88	(75)	(33)
Unrealized gain on available- for -sale marketable securities	5	4	1	1
Other comprehensive income (loss)	(2)	92	(74)	(32)

Comprehensive income	$2,331	$2,163	$1,230	$1,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income	Total

Balance at January 1, 2012	5,284,500	$53	$26,725	604,622	$(4,991)	$6,818	$329	$28,934
Net income						2,333		2,333
Translation adjustment							(7)	(7)
Unrealized gain on available- for-sale securities							5	5
Dividends paid						(1,486)		(1,486)
Stock options exercised			153	(53,375)	256			409
Share-based compensation expense			463					463
Tax benefit from share- based compensation			112					112
Treasury shares repurchased				21,386	(277)			(277)
Balance at June 30, 2012	5,284,500	$53	$27,453	572,633	$(5,012)	$7,665	$327	$30,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended
	June 30,
	2012	2011

Net income	$2,333	$2,071
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	163	157
Deferred income taxes	(18)	64
Provision for doubtful accounts receivable	95	105
Share-based compensation expense	463	589
Changes in operating assets and liabilities:
Accounts receivable	(4,077)	4,513
Inventory	(67)	(180)
Prepaid expenses and other current assets	740	(126)
Accounts payable and accrued expenses	(18)	(7,181)
Net change in other assets and liabilities	(21)	(3)
Net cash (used in) provided by operating activities	(407)	9

Cash flows from investing activities:
Purchases of available-for-sale securities	(2,886)	—
Redemptions of available-for-sale securities	2,695	3,137
Capital expenditures	(73)	(124)
Net cash (used in) provided by investing activities	(264)	3,013

Cash flows from financing activities:
Dividend paid	(1,486)	(1,503)
Treasury stock repurchased	(277)	(1,072)
Tax benefit from share-based compensation	112	188
Repayment of capital lease obligations	(34)	(41)
Proceeds from stock option exercises	409	71
Net cash used in financing activities	(1,276)	(2,357)

Effect of foreign exchange rate on cash	(18)	47

Net (decrease) increase in cash and cash equivalents	(1,965)	712
Cash and cash equivalents at beginning of period	9,202	10,955
Cash and cash equivalents at end of period	$7,237	$11,667

Supplementary disclosure of cash flow information:
Income taxes paid	$1,960	$1,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

June 30, 2012

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

2.                                Assets and liabilities of the Company’s foreign subsidiaries have been translated at current exchange rates, and related sales and expenses have been translated at average rates of exchange in effect during the period. The sales from our Canadian operations in the first six months of 2012 were $11.5 million as compared to $8.8 million for the first six months of 2011. The sales from our Canadian operations for the second quarter of 2012 were $5.6 million as compared to $4.2 million for the second quarter of 2011.

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

6.                                      The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value at June 30, 2012 and December 31, 2011 because of the relative short maturity of these instruments.

Investments in available-for-sale securities at June 30, 2012 were (in thousands):

	Cost	Market value	Unrealized (loss)
Certificates of deposit	$5,586	$5,572	$(14)
Total Marketable securities	$5,586	$5,572	$(14)

The cost and market value of the Company’s investments at June 31, 2012 determined by contractual maturity were (in thousands):

		Estimated
	Cost	Fair Value

Due in one year or less	$5,586	$5,572

Investments in available-for-sale securities at December 31, 2011 were (in thousands):

	Cost	Market value	Unrealized (loss)
Certificates of deposit	$5,394	$5,375	$(19)
Total Marketable securities	$5,394	$5,375	$(19)

The cost and market value of the Company’s investments at December 31, 2011 determined by contractual maturity were (in thousands):

		Estimated
	Cost	Fair Value

Due in one year or less	$5,394	$5,375

7.                                      The Company accounts for the fair value measurement in accordance with FASB ASC Topic 820 “Fair Value Measurement and Disclosure”, which establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurements. The Company uses the following methods for determining fair value in accordance with ASC Topic 820. For assets and liabilities that are measured using quoted prices in active markets for the identical asset or liability, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs (Level 1). Assets and liabilities that are measured using significant other observable inputs are valued by reference to similar assets or liabilities, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data (Level 2). For all remaining assets and liabilities for which there are no significant observable inputs, fair value is derived using an assessment of various discount rates, default risk, credit quality and the overall capital market liquidity (Level 3).

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets:

		Fair Value Measurements at June 30, 2012 Using
(In thousands) Description	Balance at June 30, 2012	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposit	$5,572	$—	$5,572	$—

		Fair Value Measurements at December 31, 2011 Using
(In thousands) Description	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificates of deposit	$5,375	$—	$5,375	$—

Certificates of deposit- The fair value of certificates of deposit is estimated using third-party quotations for similar certificates of deposit. These deposits are categorized in Level 2 of the fair value hierarchy.

8.                                Balance Sheet Detail — (in thousands):

Equipment and leasehold improvements consist of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Equipment	$2,769	$2,696
Leasehold improvements	560	560
	3,329	3,256
Less accumulated depreciation and amortization	(2,959)	(2,798)
	$370	$458

Accounts payable and accrued expenses consist of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Trade accounts payable	$43,596	$42,417
Other accrued expenses	2,154	3,379
	$45,750	$45,796

Accumulated other comprehensive income consists of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Foreign currency translation adjustments	$341	$348
Unrealized (loss) on marketable securities	(14)	(19)
	$327	$329

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

	Six months ended		Three months ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Net income	$2,333	$2,071	$1,304	$1,228
Denominator:
Weighted average shares (Basic)	4,449	4,414	4,471	4,414
Dilutive effect of outstanding options and non-vested shares of restricted stock	183	233	185	231

Weighted average shares including assumed conversions (Diluted)	4,632	4,647	4,656	4,645

Basic net income per share	$0.52	$0.47	$0.29	$0.28
Diluted net income per share	$0.50	$0.45	$0.28	$0.26

10.                         The Company had one major vendor that accounted for 14.6% and 14.5% of total purchases during the six and three months, respectively, that ended June 30, 2012. The Company had one major vendor that accounted for 11.9% and 13.9% of total purchases during the six and three months, respectively, that ended June 30, 2011. The Company had three major customers that accounted for 13.4%, 13.3% and 12.3%, respectively, of its total net sales during the six months ended June 30, 2012, and 13.7%, 15.9% and 13.0% of total net sales for the three months then ended. These same customers accounted for 12.0%, 14.0% and 9.9%, respectively, of total net accounts receivable as of June 30, 2012. The Company had three major customers that accounted for 14.5%, 11.0% and 10.7%, respectively, of its total net sales during the six months ended June 30, 2011, and 14.6%, 11.4% an 11.0% of total net sales for the three months then ended.

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

The provision consists of the following (in thousands):

	Six months ended		Three months ended
	June 30,		June 30,
	2012	2011	2012	2011
Current:
Federal	$1,208	$922	$726	$566
State	228	268	137	165
Canada	123	103	44	46
	1,559	1,293	907	777

Deferred tax (benefit) expense	(18)	65	(42)	43
	$1,541	$1,358	$865	$820
Effective tax rate	39.8%	39.6%	39.9%	40.0%

12.               The 2006 Stock- Based Compensation Plan (the “2006 Plan”). The 2006 Plan authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses, and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2006 Plan was 800,000. As of June 30, 2012, the number of shares of Common Stock available for future award grants to employees and directors under the 2006 Plan is 122,250.

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

Changes during 2012 in options outstanding under the Company’s combined plans (i.e., the 2006 Plan, the 1995 Non-Employee Director Plan and the 1995 Stock Option Plan) were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($M)(1)
Outstanding at January 1, 2012	374,140	$8.33
Granted in 2012	—	—
Canceled in 2012	—	—
Exercised in 2012	53,375	$7.66
Outstanding at June 30, 2012	320,765	$8.44	2.0	$1.3
Exercisable at June 30, 2012	320,765	$8.44	2.0	$1.3

(1) The intrinsic value of an option is calculated as the difference between the market value on the last trading day of the quarter (June 29, 2012) and the exercise price of the outstanding options. The market value as of June 29, 2012 was $12.25 per share represented by the closing price as reported by The Nasdaq Global Market on that day.

A summary of nonvested shares of Restricted Stock awards outstanding under the Company’s 2006 Plan as of June 30, 2012, and changes during the six months then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2012	262,275	$10.44
Granted in 2012	—	—
Vested in 2012	(46,700)	9.91
Forfeited in 2012	—	—
Nonvested shares at June 30, 2012	215,575	$10.55

As of June 30, 2012, there is approximately $2.3 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.1 years.

For the six months ended June 30, 2012 and 2011, the Company recognized share-based compensation cost of approximately $463,000 and $589,000, respectively, which is included in the Company’s general and administrative expense.

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

The following segment reporting information of the Company is provided (in thousands):

	Six months ended		Three months ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue:
TechXtend	$33,226	$23,708	$15,621	$11,710
Lifeboat	102,850	88,502	53,548	48,951
	136,076	112,210	69,169	60,661
Gross Profit:
TechXtend	$3,528	$2,714	$1,746	$1,303
Lifeboat	7,629	7,712	3,844	4,298
	11,157	10,426	5,590	5,601
Direct Costs:
TechXtend	$1,681	$1,459	$840	$740
Lifeboat	2,238	2,269	1,107	1,152
	3,919	3,728	1,947	1,892
Segment Income:
TechXtend	$1,847	$1,255	$906	$563
Lifeboat	5,391	5,443	2,737	3,146
Segment Income	7,238	6,698	3,643	3,709

Corporate general and administrative expenses	$3,619	$3,442	$1,604	$1,748
Interest income, net	254	172	130	86
Foreign currency translation gain	1	1	—	1
Income before taxes	$3,874	$3,429	$2,169	$2,048

Selected Assets By Segment:
TechXtend	$30,329
Lifeboat	30,898
Corporate assets	15,106
Segment Selected Assets	$76,333

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

More generally, the Company’s sales, gross profit and results of operations have fluctuated and are expected to continue to fluctuate on a quarterly basis as a result of a number of factors, including but not limited to: overall pricing trends in the markets we serve; the availability and level of vendor rebates and discounts; the loss of any major vendor; condition of the software industry in general; shifts in demand for software products;  our customers’ ability to meet their payment obligations in a timely manner; industry shipments of new software products or upgrades; the timing of new merchandise and catalog offerings; fluctuations in response rates; fluctuations in postage, paper, shipping and printing costs and in merchandise returns; adverse weather conditions that affect response, distribution or shipping; shifts in the timing of holidays; and changes in the Company’s product offerings. If revenues do not meet expectations in any given quarter, operating results may be materially adversely affected.

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Six months ended		Three months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	91.8	90.7	91.9	90.8
Gross profit	8.2	9.3	8.1	9.2
Selling, general and administrative expenses	5.5	6.4	5.1	6.0
Income from operations	2.7	2.9	3.0	3.2
Interest income, net	.1	.2	0.1	0.2
Realized foreign currency exchange gain	—	—	—	—
Income before income taxes	2.8	3.1	3.1	3.4
Provision for income taxes	1.1	1.2	1.2	1.4
Net income	1.7%	1.9%	1.9%	2.0%

Net Sales

Net sales for the second quarter of 2012 increased 14% or $8.5 million to $69.2 million compared to $60.7 million for the same period in 2011. The 14% increase in net sales was mainly a result of our continued focus on the expanding virtual infrastructure-centric business, the addition of several key product lines,  the strengthening of our account penetration and larger sales transactions during the quarter . Net sales for the second quarter of 2012 for our Lifeboat segment were $53.5 million compared to $49.0 million in the second quarter of 2011, representing an increase of $4.6 million or 9%. Net sales for the second quarter of 2012 for our TechXtend segment were $15.6 million compared to $11.7 million in the second quarter of 2011, representing an increase of $3.9 million or 33% increase. The increase in sales in the TechXtend division was primarily due to an increase in larger sales transactions in the second quarter of 2012.

For the six months ended June 30, 2012, net sales increased 21% or $23.9 million to $136.1 million compared to $112.2 million for the same period in 2011. Sales for the six months ended June 30, 2012 for our Lifeboat segment increased 16% or $14.3 million to $102.9 million compared to $88.5 million for the same period in 2011.  Sales for the six months ended June 30, 2012 for our TechXtend segment increased 40% or $9.5 million to $33.2 million compared to $23.7 million for the same period in 2011.

The 16% increase in net sales from our Lifeboat segment in the first six months of 2012 compared to the same period in 2011 was mainly a result of our continued focus on the expanding virtual infrastructure-centric business, the addition of several key product lines, and the strengthening of our account penetration. The 40% increase in sales in the TechXtend segment was primarily due to an increase in extended terms transactions.

Gross Profit

Gross Profit for the quarter ended June 30, 2012 was $5.6 million compared to $5.6 million for the second quarter of 2011. Total gross profit for our Lifeboat segment was $3.8 million compared to $4.3 million in the second quarter of 2011, representing an 11% decrease. The decrease in gross profit for the Lifeboat segment was due to lower vendor rebate attainment and competitive pricing pressure within this segment. Total gross profit for our

TechXtend segment was $1.7 million compared to $1.3 million in the second quarter of 2011, representing a 34% increase. The increase in gross profit in the TechXtend segment was the result of the increased sales volume. Vendor rebates and discounts for the quarter ended June 30, 2012 amounted to $0.4 million compared to $0.8 million for the second quarter of 2011. Vendor rebates are dependent on reaching certain targets set by our vendors. Vendors have been periodically substantially increasing their target revenues for rebate eligibility. Therefore, despite our increasing revenue, vendor rebates have declined.

For the six months ended June 30, 2012 gross profit increased by $0.7 million to $11.2 million compared to $10.4 million for the same period in 2011. Lifeboat’s gross profit for the six months ended June 30, 2012 was $7.6 million compared to $7.7 million for the first six months of 2011. The decrease in gross profit for the Lifeboat segment was due to lower vendor rebate attainment and competitive pricing pressure within this segment. TechXtend gross profit for the six months ended June 30, 2012 was $3.5 million compared to $2.7 million for the first six months of 2011. Vendor rebates and discounts for the six month period ended June 30, 2012 amounted to $0.7 million compared to $1.4 million for the six month period ended June 30, 2011.

Gross profit margin, i.e., gross profit as a percentage of net sales, for the quarter ended June 30, 2012 was 8.1% compared to 9.2% for the second quarter of 2011. Gross profit margin for the six months ended June 30, 2012 was 8.2% compared to 9.3% in the same period in 2011. Gross profit margin for our Lifeboat segment for the second quarter of 2012 was 7.2% compared to 8.8% for the second quarter of 2011. Gross profit margin for our TechXtend segment for the second quarter of 2012 was 11.2% compared to 11.1% for the second quarter of 2011.

The decrease in gross profit margin was primarily caused by the continued pressure on discounts and rebates earned and competitive pricing pressure in both segments, and, in part, by our having won several large bids based on aggressive pricing, which we plan to continue to do.

The Company monitors gross profits and gross profit margins carefully. Price competition in our market intensified in 2012, with competitors lowering their prices significantly. The Company responded immediately. Although our sales volume increased substantially as a result, gross margins, as well as the rebates and discounts that are material elements of the Company’s overall profitability, were negatively impacted during the quarter. We anticipate that margins, as well as discounts and rebates, for the remainder of the year will continue to be affected by this current trend.

Selling, General and Administrative Expenses

Total selling, general, and administrative (“SG&A”) expenses for the second quarter of 2012 were $3.6 million compared to $3.6 million for the second quarter of 2011, which was mainly the result of lower stock compensation and bad debt expense compared to 2011. As a percentage of net sales, SG&A expenses for the second quarter of 2012 were 5.1% compared to 6.0% for the second quarter of 2011. For the six months ended June 30, 2012, SG&A expenses were $7.5 million compared to $7.2 million in the same period in 2011, due mainly to an increase in employee and employee-related expenses of $0.4 million in 2012, compared to 2011. As a percentage of net sales, SG&A expenses were 5.5% for the six months ended June 30, 2012 compared to 6.4% for the same period in 2011.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary by quarter depending on changes in sales volume, and levels of continuing investments in information technology and marketing. We continue to monitor our SG&A expenses closely.

Direct selling costs (a component of SG&A) for the second quarter of 2012 were $1.9 million compared to $1.9 million for the second quarter of 2011. Total direct selling costs for our Lifeboat segment for the second quarter of 2012 were $1.1 million compared to $1.2 million for the same period in 2011. Total direct selling costs for our TechXtend segment for the second quarter of 2012 were $0.8 million compared to $0.7 million for the same period in 2011.

Foreign Currency Transactions Gain (Loss)

There was no realized foreign exchange gain for the second quarter ended June 30, 2012, compared to $1,000 for the same period in 2011. For the six months ended June 30, 2012 the realized foreign exchange gain was $1,000 compared to $1,000 in the same period last year. Foreign exchange gains and losses primarily result from our trade activity with our Canadian subsidiary. Although the Company does maintain bank accounts in Canadian currencies to reduce currency exchange fluctuations, the Company is, nevertheless, subject to risks associated with such fluctuations.

Income Taxes

For the quarter ended June 30, 2012, the Company recorded a provision for income taxes of $865,000 which consists of a provision of $726,000 for U.S. federal income taxes as well as a $137,000 provision for state and local taxes and $44,000 for foreign taxes, and a deferred tax benefit of $42,000. For the quarter ended June 30, 2011, the Company recorded a provision for income taxes of $820,000, which consists of a provision of $566,000 for U.S. federal income taxes as well as a $165,000 provision for state and local taxes and $46,000 for Canadian taxes, and a deferred tax expense of $43,000.

For the six months ended June 30, 2012 the Company recorded a provision for income taxes of $1,541,000, which consists of a provision of $1,208,000 for U.S. federal income taxes as well as a $228,000 provision for state and local taxes and $123,000 for Canadian taxes, and a deferred tax benefit of $18,000. For the six months ended June 30, 2011 the Company recorded a provision for income taxes of $1,358,000, which consists of a provision of $922,000 for U.S. federal income taxes as well as a $268,000 provision for state and local taxes and $103,000 for Canadian taxes, and a deferred tax expense of $65,000.

Liquidity and Capital Resources

During the first six months of 2012 our cash and cash equivalents decreased by $2.0 million to $7.2 million at June 30, 2012, from $9.2 million at December 31, 2011. During the first six months of 2012, net cash used in operating activities amounted to $0.4 million; net cash used in investing activities amounted to $0.3 million and net cash used in financing activities amounted to $1.3 million.

Net cash used in operating activities in the first the six months of 2012 was $0.4 million and primarily resulted from a $4.1 million increase in accounts receivable, partially offset by $3.0 million from net income excluding non-cash charges, and a decrease in prepaid expenses of $0.7 million.

Net cash used in investing activities in the first six months of 2012 amounted to $0.3 million. This primarily resulted from net purchases of $0.2 million in marketable securities and capital expenditures of $0.1 million. These marketable securities are highly rated, highly liquid and are classified as available-for-sale securities in accordance with ASC Topic 320 “Investments in Debt and Equity Securities”, and as a result, unrealized gains and losses are reported as part of accumulated other comprehensive income.

Net cash used in financing activities in the first six months of 2012 amounted to $1.3 million. This consisted primarily of dividends paid of $1.5 million and Common Stock repurchases of $0.3 million partially offset by proceeds from stock options exercised of $0.4 million.

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

Contractual Obligations as of June 30, 2012 were summarized as follows:

(Dollars in thousands)

Payment due by Period Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	—	—	—	—	—
Capital Lease Obligations	$97	$83	$14	—	—
Operating Leases (1)	$217	$187	$30	—	—
Purchase Obligations	—	—	—	—	—
Other Long Term Obligations	—	—	—	—	—
Total Contractual Obligations	$314	$270	$44	$—	$—

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

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Certain Factors Affecting Results of Operations and Stock Price

This report includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements in this report regarding future events or conditions, including statements regarding industry prospects and the Company’s expected financial position, results of operations (including sales and gross profit margin), business and financing plans, are forward-looking statements. . These statements can be identified by forward-looking words such as “may,” “will,” “expect,” “intend”, “anticipate,” “believe,” “estimate” and “continue” or similar words. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Substantial risks and uncertainties unknown at this time could cause actual results to differ materially from those indicated by such forward-looking statements, including, but not limited to, the continued acceptance of the Company’s distribution channel by vendors and customers, the timely availability and acceptance of new products, product mix, market conditions, competitive pricing pressures, contribution of key vendor relationships and support programs, including vendor rebates and discounts, as well as factors that affect the software industry in general and other factors. We strongly urge current and prospective investors to carefully consider the cautionary statements and risk factors contained in this report and our annual report on Form 10-K for the year ended December 31, 2011.

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

The Company’s $5.6 million investments in marketable securities at June 30, 2012 are invested in insured certificates of deposit. The remaining cash balance is invested in short-term savings accounts with our primary banks, Citibank, and JPMorgan Chase Bank. As such, we believe that the risk of significant changes in the value of our cash invested is minimal.

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2- Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the purchase of Common Stock by the Company and its affiliated purchasers during the second quarter of 2012.

ISSUER PURCHASE OF EQUITY SECURITIES

	Total Number of Shares		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Period	Purchased		(2)	Programs	(3)	(4)

April 1, 2012- April 30, 2012	—		—	—	—	398,257
May 1, 2012- May 31, 2012	12,293	(1)	$13.07	3,965	$13.02	394,292
June 1, 2012- June 30, 2012	200		13.04	200	13.04	394,092
Total	12,493		$13.07	4,165	$13.02	394,092

(1) Includes 8,328 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (4) below.

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

Item 6. Exhibits

(a)	Exhibits

10.1	2012 Stock-Based Compensation Plan

10.2	2012 Executive Incentive Plan

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Simon F. Nynens,
the Chief Executive Officer (principal executive officer) of the Company.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Kevin T. Scull, the
Chief Accounting Officer (principal financial officer) of the Company.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of
Simon F. Nynens, the Chief Executive Officer (principal executive officer) of the Company.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of
Kevin T. Scull, the Chief Accounting Officer (principal financial officer) of the Company.

101	The following financial information from Wayside Technology Group, Inc.’s Quarterly Report on Form 10-Q for the

quarter ended June 30, 2012, filed with the SEC on August 3, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Earnings, (3) Condensed Consolidated Statements of Stockholders’ Equity, (4) Condensed Consolidated Statements of Comprehensive Income, (5) Condensed Consolidated Statements of Cash Flows, and (6) the Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAYSIDE TECHNOLOGY GROUP, INC

August, 3, 2012	By:	/s/ Simon F. Nynens
Date		Simon F. Nynens, Chairman of the Board,
President and Chief Executive Officer

August 3, 2012	By:	/s/ Kevin T. Scull
Date		Kevin T. Scull, Vice President and
Chief Accounting Officer