Form 10-Q
period 2012-09-30
Wayside Technology Group, Inc.
filed 2012-11-02
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

There were 4,761,794 outstanding shares of common stock, par value $.01 per share, (“Common Stock”) as of October 30, 2012, not including 522,706 shares classified as treasury stock

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,745	$9,202
Marketable securities	4,585	5,375
Accounts receivable, net of allowances of $1,666 and $1,513, respectively	49,051	47,066
Inventory, net	1,509	1,240
Prepaid expenses and other current assets	1,115	1,997
Deferred income taxes	352	329
Total current assets	67,357	65,209

Equipment and leasehold improvements, net	333	458
Accounts receivable-long-term	10,183	8,889
Other assets	72	54
Deferred income taxes	201	251

Total assets	$78,146	$74,861

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$46,782	$45,796
Current portion - capital lease obligation	76	76
Total current liabilities	46,858	45,872

Long- term portion- capital lease obligation	—	55
Total liabilities	46,858	45,927

Commitments and contingencies

Stockholders’ equity
Common Stock, $.01 par value; 10,000,000 shares authorized, 5,284,500 shares issued; 4,761,794 and 4,679,878 shares outstanding, respectively	53	53
Additional paid-in capital	27,431	26,725
Treasury stock, at cost, 522,706 and 604,622 shares, respectively	(4,994)	(4,991)
Retained earnings	8,265	6,818
Accumulated other comprehensive income	533	329
Total stockholders’ equity	31,288	28,934
Total liabilities and stockholders’ equity	$78,146	$74,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2012	2011	2012	2011

Net sales	$211,610	$175,951	$75,534	$63,741

Cost of sales	194,755	159,768	69,836	57,984

Gross profit	16,855	16,183	5,698	5,757

Selling, general and administrative expenses	11,148	10,635	3,611	3,465

Income from operations	5,707	5,548	2,087	2,292

Interest income, net	394	264	140	92

Realized foreign exchange gain	13	1	12	—

Income before income tax provision	6,114	5,813	2,239	2,384

Provision for income taxes	2,428	2,248	887	890

Net income	$3,686	$3,565	$1,352	$1,494

Net income per common share - Basic	$0.83	$0.81	$0.30	$0.34

Net income per common share — Diluted	$0.80	$0.77	$0.29	$0.33

Weighted average common shares outstanding-Basic	4,467	4,411	4,502	4,406

Weighted average common shares outstanding-Diluted	4,635	4,618	4,643	4,575

Dividends paid per common share	$0.48	$0.48	$0.16	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Nine months ended		Three months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$3,686	$3,565	$1,352	$1,494

Other comprehensive income, net of tax:
Foreign currency translation adjustment	197	(141)	204	(229)
Unrealized gain (loss) on available- for -sale marketable securities	7	(12)	2	(16)
Other comprehensive income (loss)	204	(153)	206	(245)

Comprehensive income	$3,890	$3,412	$1,558	$1,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share amounts)

	Common Stock		Additional Paid-In	Treasury		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income	Total

Balance at January 1, 2012	5,284,500	$53	$26,725	604,622	$(4,991)	$6,818	$329	$28,934
Net income						3,686		3,686
Translation adjustment							197	197
Unrealized gain on available- for-sale securities							7	7
Dividends paid						(2,239)		(2,239)
Stock options exercised			124	(63,500)	306			430
Share-based compensation expense			743					743
Restricted stock grants (net of forfeitures)			(332)	(68,475)	332			—
Tax benefit from share-based compensation			171					171
Treasury shares repurchased				50,059	(641)			(641)
Balance at September 30, 2012	5,284,500	$53	27,431	522,706	(4,994)	8,265	533	31,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended
	September 30,
	2012	2011
Net income	$3,686	$3,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	233	238
Deferred income taxes	26	340
Provision for doubtful accounts receivable	145	105
Share-based compensation expense	743	824
Changes in operating assets and liabilities:
Accounts receivable	(3,267)	2,786
Inventory	(268)	(266)
Prepaid expenses and other current assets	885	(267)
Accounts payable and accrued expenses	923	(5,779)
Net change in other assets and liabilities	(21)	(2)
Net cash provided by operating activities	3,085	1,544

Cash flows from investing activities:
Purchases of available-for-sale securities	(5,575)	(4,161)
Redemptions of available-for-sale securities	6,373	4,280
Capital expenditures	(105)	(199)
Net cash provided by (used in) investing activities	693	(80)

Cash flows from financing activities:
Dividend paid	(2,239)	(2,247)
Treasury stock repurchased	(641)	(1,437)
Tax benefit from share-based compensation	171	205
Repayment of capital lease obligations	(55)	(62)
Proceeds from stock option exercises	430	71
Net cash used in financing activities	(2,334)	(3,470)

Effect of foreign exchange rate on cash	99	(92)

Net (decrease) increase in cash and cash equivalents	1,543	(2,098)
Cash and cash equivalents at beginning of period	9,202	10,955
Cash and cash equivalents at end of period	$10,745	$8,857

Supplementary disclosure of cash flow information:

Income taxes paid	$2,598	$1,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAYSIDE TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

September 30, 2012

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

2.                                      Assets and liabilities of the Company’s foreign subsidiaries have been translated at current exchange rates, and related sales and expenses have been translated at average rates of exchange in effect during the period. The sales from our Canadian operations in the first nine months of 2012 were $16.8 million as compared to $13.9 million for the first nine months of 2011. The sales from our Canadian operations for the third quarter of 2012 were $5.4 million as compared to $5.1 million for the third quarter of 2011.

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

6.                                      The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value at September 30, 2012 and December 31, 2011 because of the relative short maturity of these instruments.

Investments in available-for-sale securities at September 30, 2012 were (in thousands):

	Cost	Market value	Unrealized (loss)
Certificates of deposit	$4,597	$4,585	$(12)
Total Marketable securities	$4,597	$4,585	$(12)

The cost and market value of the Company’s investments at September 30, 2012 determined by contractual maturity were (in thousands):

		Estimated
	Cost	Fair Value

Due in one year or less	$4,597	$4,585

Investments in available-for-sale securities at December 31, 2011 were (in thousands):

	Cost	Market value	Unrealized (loss)
Certificates of deposit	$5,394	$5,375	$(19)
Total Marketable securities	$5,394	$5,375	$(19)

The cost and market value of the Company’s investments at December 31, 2011 determined by contractual maturity were (in thousands):

		Estimated
	Cost	Fair Value

Due in one year or less	$5,394	$5,375

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

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets:

		Fair Value Measurements at September 30, 2012 Using
(In thousands) Description	Balance at September 30, 2012	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Certificates of deposit	$4,585	$—	$4,585	$—

		Fair Value Measurements at December 31, 2011 Using
(In thousands) Description	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Certificates of deposit	$5,375	$—	$5,375	$—

Certificates of deposit- The fair value of certificates of deposit is estimated using third-party quotations for similar certificates of deposit. These deposits are categorized in Level 2 of the fair value hierarchy.

8.                                      Balance Sheet Detail — (in thousands):

Equipment and leasehold improvements consist of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Equipment	$2,805	$2,696
Leasehold improvements	562	560
	3,367	3,256
Less accumulated depreciation and amortization	(3,034)	(2,798)
	$333	$458

Accounts payable and accrued expenses consist of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Trade accounts payable	$43,935	$42,417
Other accrued expenses	2,847	3,379
	$46,782	$45,796

Accumulated other comprehensive income consists of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Foreign currency translation adjustments	$545	$348
Unrealized (loss) on marketable securities	(12)	(19)
	$533	$329

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

	Nine months ended		Three months ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Net income	$3,686	$3,565	$1,352	$1,494
Denominator:
Weighted average shares (Basic)	4,467	4,411	4,502	4,406
Dilutive effect of outstanding options and non-vested shares of restricted stock	168	207	141	169

Weighted average shares including assumed conversions (Diluted)	4,635	4,618	4,643	4,575

Basic net income per share	$0.83	$0.81	$0.30	$0.34
Diluted net income per share	$0.80	$0.77	$0.29	$0.33

10.                               The Company had one major vendor that accounted for 14.5% and 13.6% of total purchases during the nine and three months, respectively, that ended September 30, 2012. The Company had one major vendor that accounted for 11.9% and 12.0% of total purchases during the nine and three months, respectively, that ended September 30, 2011. The Company had three major customers that accounted for 13.1%, 13.6% and 11.6%, respectively, of its total net sales during the nine months ended September 30, 2012, and 12.5%, 14.4% and 10.4% of total net sales for the three months then ended. These same customers accounted for 12.1%, 8.7% and 8.3%, respectively, of total net accounts receivable as of September 30, 2012. The Company had three major customers that accounted for 14.5%, 11.2% and 10.7%, respectively, of its total net sales during the nine months ended September 30, 2011, and 14.4%, 12.0% and 10.1% of total net sales for the three months then ended.

11.                               The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2009. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that it has appropriate support for the income tax positions it takes and expects to take on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

The provision consists of the following (in thousands):

	Nine months ended		Three months ended
	September 30,		September 30,
	2012	2011	2012	2011
Current:
Federal	$1,872	$1,466	$664	$543
State	362	275	134	7
Canada	168	167	45	64
	2,402	1,908	843	614

Deferred tax (benefit) expense	26	340	44	276
	$2,428	$2,248	$887	$890

Effective tax rate	39.7%	38.7%	39.6%	37.3%

12.                               The 2012 Stock-Based Compensation Plan (the “2012 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2012 Plan was 600,000.  As of September 30, 2012, the number of shares of Common stock available for future award grants to employees and directors under the 2012 Plan is 600,000.

The 2006 Stock-Based Compensation Plan (the “2006 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses, and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2006 Plan was 800,000. As of September 30, 2012, the number of shares of Common Stock available for future award grants to employees and directors under the 2006 Plan is 53,775.

During 2006, the Company granted a total of 315,000 shares of Restricted Stock to officers, directors and employees. Included in this grant were 200,000 Restricted Shares granted to the Company’s CEO in accordance with his employment agreement. These 200,000 Restricted Shares vest over 40 equal quarterly installments. The remaining grants of Restricted Stock vest over 20 equal quarterly installments.

During 2007, the Company granted a total of 30,000 shares of Restricted Stock to officers, directors and employees. These shares of Restricted Stock vest over 20 equal quarterly installments. In 2007, a total of 12,500 shares of Restricted Stock were forfeited as a result of employees and officers terminating employment with the Company.

During 2008, the Company granted a total of 57,500 shares of Restricted Stock to officers and directors. These shares of Restricted Stock vest over 20 equal quarterly installments.  In 2008, a total of 3,500 shares of Restricted Stock were forfeited as a result of employees terminating employment with the Company.

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

During 2012, the Company granted a total of 72,000 shares of Restricted Stock to officers, directors and employees.  These shares Restricted Shares vest over 20 equal quarterly installments.  In 2012, a total of 3,525 shares of Restricted Stock were forfeited as a result of employees terminating employment with the Company.

Changes during 2012 in options outstanding under the Company’s combined plans (i.e., the 2012 Plan, the 2006 Plan, the 1995 Non-Employee Director Plan and the 1995 Stock Option Plan) were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($M)(1)
Outstanding at January 1, 2012	374,140	$8.33
Granted in 2012	—	—
Canceled in 2012	—	—
Exercised in 2012	63,500	$6.78
Outstanding at September 30, 2012	310,640	$8.65	1.8	$1.2
Exercisable at September 30, 2012	310,640	$8.65	1.8	$1.2

(1) The intrinsic value of an option is calculated as the difference between the market value on the last trading day of the quarter (September 28, 2012) and the exercise price of the outstanding options. The market value as of September 28, 2012 was $12.45 per share represented by the closing price as reported by The Nasdaq Global Market on that day.

A summary of nonvested shares of Restricted Stock awards outstanding under the Company’s 2006 Plan as of September 30, 2012, and changes during the nine months then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2012	262,275	$10.44
Granted in 2012	72,000	12.70
Vested in 2012	(73,950)	10.05
Forfeited in 2012	(3,525)	11.79
Nonvested shares at September 30, 2012	256,800	$11.16

As of September 30, 2012, there is approximately $2.9 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.5 years.

For the nine months ended September 30, 2012 and 2011, the Company recognized share-based compensation cost of approximately $743,000 and $824,000, respectively, which is included in the Company’s selling, general and administrative expense.

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

The Company is organized into two reportable operating segments.  The “Lifeboat Distribution” segment distributes technical software to corporate resellers, value added resellers (VARs), consultants and systems integrators primarily in the United States and Canada.  The “TechXtend” segment is a value-added reseller of software, hardware and services for corporations, government organizations and academic institutions in the United States and Canada.

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

The following segment reporting information of the Company is provided (in thousands):

	Nine months ended		Three months ended
	September 30,		September 30,
Revenue:	2012	2011	2012	2011
Lifeboat Distribution	$158,838	$137,621	$55,989	$49,118
TechXtend	52,772	38,330	19,545	14,623
	211,610	175,951	75,534	63,741
Gross Profit:
Lifeboat Distribution	$11,336	$11,817	$3,707	$4,105
TechXtend	5,519	$4,366	1,991	1,652
	16,855	16,183	5,698	5,757
Direct Costs:
Lifeboat Distribution	$3,310	$3,403	$1,071	$1,135
TechXtend	2,547	2,192	866	732
	5,857	5,595	1,937	1,867
Segment Income:
Lifeboat Distribution	$8,026	$8,414	$2,636	$2,970
TechXtend	2,972	2,174	1,125	920
Segment Income	10,998	10,588	3,761	3,890

Corporate general and administrative expenses	$5,291	$5,040	$1,674	$1,598
Interest income, net	394	264	140	92
Foreign currency translation gain	13	1	12	—
Income before taxes	$6,114	$5,813	$2,239	$2,384

Selected Assets By Segment:
Lifeboat Distribution	$27,367
TechXtend	33,375
Corporate assets	17,404
Segment Selected Assets	$78,146

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

Overview

The Company is organized into two reportable operating segments. The “Lifeboat Distribution” segment distributes technical software to corporate resellers, value added resellers (VARs), consultants and systems integrators primarily in the United States and Canada.  The “TechXtend” segment is a value-added reseller of software, hardware and services for corporations, government organizations and academic institutions in the United States and Canada.

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Nine months ended		Three months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	92.0	90.8	92.5	91.0
Gross profit	8.0	9.2	7.5	9.0
Selling, general and administrative expenses	5.3	6.0	4.8	5.4
Income from operations	2.7	3.2	2.7	3.6
Interest income, net	.2	.1	.3	0.1
Realized foreign currency exchange gain	—	—	—	—
Income before income taxes	2.9	3.3	3.0	3.7
Provision for income taxes	1.2	1.3	1.2	1.4
Net income	1.7%	2.0%	1.8%	2.3%

Net Sales

Net sales for the third quarter ended September 30, 2012 increased 19% or $11.8 million to $75.5 million compared to $63.7 million for the same period in 2011.  Net sales for the third quarter of 2012 for our Lifeboat Distribution segment were $56.0 million compared to $49.1 million in the third quarter of 2011, representing an increase of $6.9 million or 14%.  Net sales for the third quarter of 2012 for our TechXtend segment were $19.5 million compared to $14.6 million in the third quarter of 2011, representing an increase of $4.9 million or 34%.  The 14% increase in net sales from our Lifeboat Distribution segment was mainly a result of strengthening our account penetration, our continued focus on the expanding virtual infrastructure-centric business and the addition of several key product lines during the quarter.  The 34% increase in sales in the TechXtend division was primarily due to an increase in larger extended payment terms transactions, solution focus selling and higher average order sizes in the third quarter of 2012.

For the nine months ended September 30, 2012, net sales increased 20% or $35.7 million to $211.6 million compared to $176.0 million for the same period in 2011.  Net sales for the nine months ended September 30, 2012 for our Lifeboat Distribution segment increased 15% or $21.2 million to $158.8 million compared to $137.6 million for the same period in 2011.  Net sales for the nine months ended September 30, 2012 for our TechXtend segment increased 38% or $14.4 million to $52.8 million compared to $38.3 million for the same period in 2011.  The 15% increase in net sales from our Lifeboat Distribution segment in the first nine months of 2012 compared to the same period in 2011 was mainly a result of strengthening our account penetration, our continued focus on the expanding virtual infrastructure-centric business and the addition of several key product lines. The 38% increase in sales in the TechXtend segment was primarily due to an increase in larger extended payment terms transactions, solution focus selling and face-to-face marketing events.

Gross Profit

Gross Profit for the third quarter ended September 30, 2012 was $5.7 million, a 1% decrease as compared to $5.8 million for the third quarter of 2011.  Gross profit for our Lifeboat Distribution segment for the third quarter of 2012 was $3.7 million compared to $4.1 million in the third quarter of 2011, representing a 10% decrease.  The decrease in gross profit for the Lifeboat Distribution segment was due to lower vendor rebate attainment and competitive pricing pressure within this segment.  Gross profit for our TechXtend segment was $2.0 million compared to $1.6 million in the third quarter of 2011, representing a 21% increase.  The increase in gross profit in the TechXtend segment was the result of the increased sales volume, at a lower gross margin as compared to 2011 and lower vendor rebates.  Vendor rebates and discounts for the quarter ended September 30, 2012 amounted to $0.5 million compared to $0.7 million for the third quarter of 2011.  Vendor rebates are dependent on reaching certain targets set by our vendors.  Vendors have been periodically substantially increasing their target revenues for rebate eligibility.  Therefore, despite our increasing revenue, vendor rebates have declined.

For the nine months ended September 30, 2012 gross profit increased by $0.7 million to $16.9 million compared to $16.2 million for the same period in 2011. Lifeboat Distribution’s gross profit for the nine months ended September 30, 2012 was $11.3 million compared to $11.8 million for the same period in 2011.  The decrease in gross profit for the Lifeboat Distribution segment was due to lower vendor rebate attainment and competitive pricing pressure within this segment.  TechXtend gross profit for the nine months ended September 30, 2012 was $5.5 million compared to $4.4 million for the same period in 2011.  Vendor rebates and discounts for the nine months ended September 30, 2012 amounted to $1.2 million compared to $2.1 million for the nine month period ended September 30, 2011.  Vendor rebates are dependent on reaching certain targets set by our vendors.  Vendors have been periodically substantially increasing their target revenues for rebate eligibility.  Therefore, despite our increasing revenue, vendor rebates have declined.

Gross profit margin (gross profit as a percentage of net sales) for the third quarter ended September 30, 2012 was 7.5% compared to 9.0% for the third quarter of 2011.  Gross profit margin for our Lifeboat Distribution segment for the third quarter of 2012 was 6.6% compared to 8.4% for the third quarter of 2011.  Gross profit margin for our TechXtend segment for the third quarter of 2012 was 10.2% compared to 11.3% for the third quarter of 2011.  Gross profit margin for the nine months ended September 30, 2012 was 8.0% compared to 9.2% in the same period in 2011.  The decrease in gross profit margin was primarily caused by the continued pressure on discounts and rebates earned and competitive pricing pressure in both segments.  In addition, the decrease was a result of winning several large bids, including transactions on extended payment terms and based on aggressive pricing, which we plan to continue.

The Company monitors gross profits and gross profit margins carefully.  Price competition in our market intensified in 2012, with competitors lowering their prices significantly and the Company responded immediately.  Although our sales volume increased substantially as a result, gross margins, as well as the rebates and discounts that are material elements of the Company’s overall profitability, were negatively impacted during the quarter and for the nine months ended September 30, 2012.  We anticipate that margins, as well as discounts and rebates, for the remainder of the year will continue to be affected by this current trend.

Selling, General and Administrative Expenses

Total selling, general, and administrative (“SG&A”) expenses for the third quarter of 2012 were $3.6 million compared to $3.5 million for the third quarter of 2011, representing an increase of $0.1 million.  This increase is primarily the result of an increase in sales commissions for our TechXtend segment, the addition of employees in sales, finance and operations to support business growth and higher professional fees.  As a percentage of net sales, SG&A expenses for third quarter of 2012 were 4.8% compared to 5.4% for the third quarter of 2011.

For the nine months ended September 30, 2012, SG&A expenses were $11.1 million compared to $10.6 million in the same period in 2011, representing a $0.5 million increase.  This increase is primarily the result of an increase in sales commissions for our TechXtend segment, the addition of employees in sales, finance and operations to support business growth and higher marketing costs and professional fees.  As a percentage of net sales, SG&A expenses were 5.3% for the nine months ended September 30, 2012 compared to 6.0% for the same period in 2011.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary by quarter depending on changes in sales volume, and levels of continuing investments in employee headcount and marketing. We continue to monitor our SG&A expenses closely.

Direct selling costs (a component of SG&A) for the third quarter of 2012 were $1.9 million compared to $1.9 million for the third quarter of 2011.  Total direct selling costs for our Lifeboat Distribution segment for the third quarter of 2012 were $1.1 million compared to $1.1 million for the same period in 2011.  Total direct selling costs for our TechXtend segment for the third quarter of 2012 were $0.9 million compared to $0.7 million for the same period in 2011.

Foreign Currency Transactions Gain (Loss)

For the nine months ended September 30, 2012 the realized foreign exchange gain was $13,000 compared to $1,000 in the same period last year. Foreign exchange gains and losses primarily result from our trade activity with our Canadian subsidiary. Although the Company does maintain bank accounts in Canadian currencies to reduce currency exchange fluctuations, the Company is, nevertheless, subject to risks associated with such fluctuations.

Income Taxes

For the quarter ended September 30, 2012, the Company recorded a provision for income taxes of $887,000, which consists of a provision of $664,000 for U.S. federal income taxes as well as a $134,000 provision for state and local taxes and $45,000 for Canadian taxes, and a deferred tax expense of $44,000. For the quarter ended September 30, 2011, the Company recorded a provision for income taxes of $890,000, which consists of a provision of $543,000 for U.S. federal income taxes as well as a $7,000 provision for state and local taxes and $64,000 for Canadian taxes, and a deferred tax expense of $276,000.

For the nine months ended September 30, 2012 the Company recorded a provision for income taxes of $2,428,000, which consists of a provision of $1,872,000 for U.S. federal income taxes as well as a $362,000 provision for state and local taxes and $168,000 for Canadian taxes, and a deferred tax expense of $26,000. For the nine months ended September 30, 2011 the Company recorded a provision for income taxes of $2,248,000, which consists of a provision of $1,466,000 for U.S. federal income taxes as well as a $275,000 provision for state and local taxes and $167,000 for Canadian taxes, and a deferred tax expense of $340,000.

Liquidity and Capital Resources

During the first nine months of 2012 our cash and cash equivalents increased by $1.5 million to $10.7 million at September 30, 2012, from $9.2 million at December 31, 2011. During the first nine months of 2012, net cash provided by operating activities amounted to $3.1 million; net cash provided by investing activities amounted to $0.7 million and net cash used in financing activities amounted to $2.3 million.

Net cash provided by operating activities in the first the nine months of 2012 was $3.1 million and primarily resulted from $4.8 million in net income excluding non-cash charges, and a decrease in prepaid expenses of $0.9 million and an increase of $0.9 million in accounts payable and accrued expenses partially offset by a $3.3 million increase in accounts receivable and a $0.3 million increase in inventory.

Net cash provided by investing activities in the first nine months of 2012 amounted to $0.7 million. This primarily resulted from net sales of $0.8 million in marketable securities partially offset by capital expenditures of $0.1 million. These marketable securities are highly rated, highly liquid and are classified as available-for-sale securities in accordance with ASC Topic 320 “Investments in Debt and Equity Securities”, and as a result, unrealized gains and losses are reported as part of accumulated other comprehensive income.

Net cash used in financing activities in the first nine months of 2012 amounted to $2.3 million. This consisted primarily of dividends paid of $2.2 million and Common Stock repurchases of $0.6 million partially offset by proceeds from stock options exercised of $0.4 million.

The Company’s current and anticipated use of its cash and cash equivalents is, and will continue to be, to fund working capital, operational expenditures, the Common Stock repurchase program and dividends if declared by the board of directors. The Company’s business plan contemplates our continuing use of our cash to pay vendors promptly in order to obtain more favorable terms.

We believe that the funds held in cash and cash equivalents will be sufficient to fund our working capital and cash requirements for at least the next 12 months. Currently we do not have any credit facility.

Contractual Obligations as of September 30, 2012 were summarized as follows:

(Dollars in thousands)

Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	—	—	—	—	—
Capital Lease Obligations	$76	$76	—	—	—
Operating Leases (1)	$1,153	$336	$817	—	—
Purchase Obligations	—	—	—	—	—
Other Long Term Obligations	—	—	—	—	—
Total Contractual Obligations	$1,229	$412	$817	$—	$—

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

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

The Company’s $4.6 million investments in marketable securities at September 30, 2012 are invested in insured certificates of deposit. The remaining cash balance is invested in short-term savings accounts with our primary banks, Citibank, and JPMorgan Chase Bank. As such, we believe that the risk of significant changes in the value of our cash invested is minimal.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management is responsible for and carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures”, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of various members of our management, including our Company’s President, Chairman of the Board and Chief Executive Officer (principal executive officer) and Vice President and Chief Financial Officer (principal financial officer). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the purchase of Common Stock by the Company and its affiliated purchasers during the third quarter of 2012.

ISSUER PURCHASE OF EQUITY SECURITIES

	Total Number of Shares		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Period	Purchased		(2)	Programs	(3)	(4)(5)

July 1, 2012- July 31, 2012	—		—	—	—	394,092

August 1, 2012- August 31, 2012	28,673	(1)	$12.69	19,373	$12.71	374,719

September 1, 2012- September 30, 2012	—		—	—	—	374,719

Total	28,673		$12.69	19,373	$12.71	374,719

(1) Includes 9,300 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (4) below.

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

(4) On July 31, 2008, the Company approved the increase of its Common Stock repurchase program by an additional 500,000 shares. The Company expects to purchase shares of its Common Stock from time to time in the market or otherwise subject to market conditions. The Common Stock repurchase program does not have an expiration date.

(5)  Following the end of the third quarter, on October 23, 2012, the Board of Directors of the Company approved, and on October 29, 2012, the Company entered into a written purchase plan intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Plan”).  Purchases involving shares of the Company’s Common Stock under the Plan may take place commencing October 29, 2012, and the Plan is intended to be in effect until October 29, 2014.  Pursuant to the Plan, the Company’s broker shall effect purchases of up to an aggregate of 350,000 shares of Common Stock.

Item 6. Exhibits

(a)                           Exhibits

31.1             Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Simon F. Nynens, the Chief Executive Officer (principal executive officer) of the Company.

31.2             Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Thomas J. Flaherty, the Chief Financial Officer (principal financial officer) of the Company.

32.1             Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Simon F. Nynens, the Chief Executive Officer (principal executive officer) of the Company.

32.2             Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Thomas J. Flaherty, the Chief Financial Officer (principal financial officer) of the Company.

101              The following financial information from Wayside Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the SEC on November 2, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Earnings, (3) Condensed Consolidated Statements of Stockholders’ Equity, (4) Condensed Consolidated Statements of Comprehensive Income, (5) Condensed Consolidated Statements of Cash Flows, and (6) the Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.*

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

WAYSIDE TECHNOLOGY GROUP, INC

November 2, 2012	By:	/s/ Simon F. Nynens
Date	Simon F. Nynens, Chairman of the Board,
President and Chief Executive Officer

November 2, 2012	By:	/s/ Thomas J. Flaherty
Date	Thomas J. Flaherty, Vice President and
Chief Financial Officer