Form 10-K
period 2012-12-31
Wayside Technology Group, Inc.
filed 2013-02-15
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐  No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant computed by reference to the closing sale price for the Registrant’s Common Stock as of June 29, 2012, which was the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on The NASDAQ Global Market, was approximately $45,412,747 (In determining the market value of the Common Stock held by any non-affiliates, shares of Common Stock of the Registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of Common Stock of the Registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes).

The number of shares outstanding of the Registrant’s Common Stock as of February 07, 2013 was 4,753,558 shares.

Documents Incorporated by Reference: Portions of the Registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed on or before April 30, 2013 are incorporated by reference into Part III of this Report.

PART I

Item 1 Business

General

Wayside Technology Group, Inc. and Subsidiaries (the “Company,” “us,” “we,” or “our”) is an information technology (“IT”) channel company. We resell computer software and hardware developed by others and provide technical services directly to customers in the United States and Canada. We also distribute software through resellers indirectly to customers worldwide. We offer an extensive line of products from leading publishers of software and tools for virtualization, networking, software development, database modeling, security, and other technically sophisticated domains.

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

The Company operates through two reportable operating segments.  The “Lifeboat Distribution” segment distributes technical software to corporate resellers, value added resellers (VARs), consultants and systems integrators primarily in the United States and Canada.  The “TechXtend” segment is a value-added reseller of software, hardware and services for corporations, government organizations and academic institutions in the United States and Canada. For each of our segments, sales from unaffiliated customers, income and total assets, among other financial information, is presented in Note 10 in the Notes to our Consolidated Financial Statements.

Competition

The software market is highly competitive. Pricing is very aggressive in both software distribution and reselling.  The Company expects pricing pressure to continue. The Company faces competition from a wide variety of sources. In the Lifeboat Distribution segment, we compete against much larger broad-line distributors, as well as specialty distributors and, in some cases, the direct sales teams of the vendors we represent also sell directly to the end-customers.  In the TechXtend segment, we also compete against vendors who sell directly to customers, as well as software resellers, superstores, e-commerce vendors, and other direct marketers of software products. In both segments, some of our competitors are significantly larger and have substantially greater resources than the Company. Many of our competitors compete principally on the basis of price, product availability, customer service and technical support.

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

Products

The Company offers a wide variety of products from a broad range of publishers and manufacturers, such as Acronis, CA Technologies, DataCore, Datawatch, Dell, Flexera Software, GFI, Hewlett Packard, Infragistics, Intel Software, Lenovo, Microsoft, Mindjet, Quest Software, SolarWinds, Sophos, StorageCraft Technology, TechSmith, Veeam, Vision Solutions and VMware.  On a continuous basis, we screen new products for inclusion in our catalogs and web sites based on their features, quality, price, profit margins and warranties, as well as on current sales trends. Since the Company predominantly sells software, sales of hardware and peripherals represented only 4% of our overall net sales in each of 2012, 2011 and 2010.

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

The Company had three customers that accounted for more than 10% of total sales for 2012. For the year ended December 31, 2012, Software House International, CDW Corporation, and Insight accounted for 13.4%, 12.4% and 11.1%, respectively, of consolidated net sales and, as of December 31, 2012, 12.0%, 9.6%, and 8.3%, respectively, of total net accounts receivable. For the year ended December 31, 2011, CDW Corporation, Insight and Software House International accounted for 14.0%, 11.0% and 10.5%, respectively, of consolidated net sales. For the year ended December 31, 2010, CDW Corporation accounted for 15.8% of consolidated net sales. Our top five customers accounted for 44%, 42%, and 44% of consolidated net sales in 2012, 2011 and 2010, respectively. The Company generally ships products within 48 hours of confirming a customer’s order. This allows for minimum backlog in the business.

Sales in Canada represented 7% of our consolidated revenues in each of 2012, 2011 and 2010. For geographic financial information, please refer to Note 10 in the Notes to our Consolidated Financial Statements.

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

We believe that effective purchasing from a diverse vendor base is a key element of our business strategy. For the year ended December 31, 2012,   Dell/Quest Software was the only individual vendor from whom our purchases exceeded 10% of our total purchases and accounted for 13.4% of our total purchases.  For the year ended December 31, 2011, Veeam and Quest accounted for 12.6% and 11.2%, respectively, of our total purchases.  For the year ended December 31, 2010, Quest was the only individual vendor from whom our purchases exceeded 10% of our total purchases and represented 11.2% of our total purchases. The loss of a key vendor or group of vendors could disrupt our product availability and otherwise have an adverse effect on the Company.

In 2012, the Company purchased approximately 91% of its products directly from manufacturers and publishers and the balance from multiple distributors, as compared to 90% in 2011 and 2010. Most suppliers or distributors will “drop ship” products directly to the customers, which reduces physical handling by the Company. Inventory management techniques, such as “drop shipping” allow the Company to offer a greater range of products without increased inventory requirements or associated risk.

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

The management information systems allow the Company to monitor sales trends, provide real-time product availability and order status information, track direct marketing campaign performance and to make marketing event driven purchasing decisions. In addition to the main system, the Company has systems of networked personal computers, as well as microcomputer-based desktop publishing systems, which facilitate data sharing and provide an automated office environment.

The Company recognizes the need to continually upgrade its management information systems to most effectively manage its operations and customer database. In that regard, the Company anticipates that it will, from time to time, require software and hardware upgrades for its present management information systems.

Trademarks

The Company conducts its business under the various trademarks and service marks of Programmer’s Paradise, the “Island Man” cartoon character logo, TechXtend, and Lifeboat Distribution. The Company protects these trademarks and service marks and believes that they have significant value to us and are important factors in our marketing programs.

Employees

As of December 31, 2012, Wayside Technology Group, Inc. and its subsidiaries had 118 full-time employees and 2 part-time employees. The Company is not a party to any collective bargaining agreements with its employees, has experienced no work stoppages and considers its relationships with its employees to be satisfactory.

Executive Officers of the Company

Set forth below are the name, age, present title, principal occupation and certain biographical information for our executive officers as of February 1, 2013, all of whom have been appointed by and serve at the discretion of the Board of Directors of the Company (the “Board of Directors”).

Name	Age	Position
Simon F. Nynens	41	Chairman, President and Chief Executive Officer
Thomas J. Flaherty	45	Vice President and Chief Financial Officer

Vito Legrottaglie	48	VP of Operations and Information Systems
Daniel T. Jamieson	55	VP and General Manager — Lifeboat Distribution
Richard J. Bevis	63	Vice President of Marketing
Shawn J. Giordano	43	Vice President of Sales-TechXtend

Simon F. Nynens was appointed President and Chief Executive Officer in January 2006. Mr. Nynens also serves on the Board of Directors and was named Chairman in June 2006. He previously held the position of Executive Vice President and Chief Financial Officer (June 2004 - January 2006) and Vice President and Chief Financial Officer (January 2002 - June 2004). Prior to January 2002, Mr. Nynens served as the Vice President and Chief Operating Officer of the Company’s European operations.

Thomas J. Flaherty was appointed as Vice President and Chief Financial Officer in August 2012. He most recently served as Vice President of Finance of StemCyte, Inc. from 2008 to 2012.  Before that, from 2004 to 2008, Mr. Flaherty served as Corporate Controller & US Division Controller at VPIsystems, Inc., an international enterprise class software company.  Prior to joining VPIsystems, Inc., from 1997 to 2004, he served as Chief Financial Officer and founder of Bike-Time, LLC and GeeWhiz Toys, LLC. Mr. Flaherty also was employed by Centennial Communications Corp. and Ernst & Young, LLP.   In addition, Mr. Flaherty is a Certified Public Accountant.

Vito Legrottaglie was appointed to the position of Vice President of Operations and Information Systems in April 2007. He previously held the position of Vice President of Information Systems since June 2003. Mr. Legrottaglie had previously served as Vice President of Information Systems from 1999 to 2000 and had been with the Company since 1996. Mr. Legrottaglie has also held the positions of Chief Technology Officer at Swell Commerce Incorporated, Vice President of Operations for The Wine Enthusiast Companies and Director of Information Systems at Barnes & Noble.

Daniel T. Jamieson was appointed Vice President and General Manager of Lifeboat Distribution in April 2003. Prior to that, and since 1992, Mr. Jamieson held various sales and marketing management positions within the Company.

Richard J. Bevis was appointed Vice President Marketing in July 2007. Prior to joining Wayside Technology Group, Inc., Mr. Bevis worked for Covance Inc., a drug development service company, as Senior Director Marketing Communication from 2003 to 2007. He also held the position of Vice President of Corporate Communications for Eyretel, PLC. from 2002 to 2003.

Shawn J. Giordano was appointed Vice President of Sales - TechXtend in August 2008. Mr. Giordano joined Wayside Technology Group, Inc. in November 2007 as Senior Director of Sales for Programmer’s Paradise and TechXtend. Prior to joining Wayside Technology Group, Inc., he worked for CA, Inc. (Computer Associates), a business consulting and software development company, from 2000 to 2007, most recently as Director of Channel Sales. Mr. Giordano began his career at Microwarehouse, Inc., and in over eight years with that company, progressed through positions of increasing responsibility in sales, marketing, and management.

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

In January 2004, we adopted a Code of Ethical Conduct. The full text of the Code of Ethical Conduct, which applies to all employees, officers and directors of the Company, including our Chief Executive Officer, Chief Financial Officer and Controller, is available at our web site, http://www.waysidetechnology.com, under “Corporate Governance.” The Company intends to disclose any amendment to, or waiver from, a provision of the Code of Ethical Conduct that applies to its Chief Executive Officer, Chief Financial Officer or Controller on its web site under “Investor Information.”

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

General economic weakness may reduce our revenues and profits.  The ongoing effects of the general economic downturn continues to cause some of our current and potential customers to delay or reduce technology purchases, resulting in longer sales cycles, slower adoption of new technologies and increased price competition. We may, therefore, experience a greater decline in demand for the products we sell, resulting in increased competition and pressure to reduce the cost of operations. Any benefits from cost reductions may take longer to realize and may not fully mitigate the impact of the reduced demand. In addition, weak financial and credit markets heighten the risk of customer bankruptcies and create a corresponding delay in collecting receivables from those customers and may also affect our vendors’ ability to supply products, which could disrupt our operations.  The realization of any or all of these risks could have a material adverse effect on our business, results of operations and financial condition.

We Depend on Having Creditworthy Customers to Avoid an Adverse Impact to Our Operating Results and Financial Condition.  We require sufficient amounts of debt and equity capital to fund our transactions as we provide larger extended payment terms to certain of our customers. If the credit quality of our customer base materially decreases, or if we experience a material increase in our credit losses, we may find it difficult to continue to obtain the required capital for our business, and our operating results and financial condition may be harmed. In addition to the impact on our ability to attract capital, a material increase in our delinquency and default experience would itself have a material adverse effect on our business, operating results and financial condition. Furthermore, if any of our customers to whom we provide larger extended payment terms go elsewhere for financing, such loss of financing revenue could have a material adverse effect on our business, operating results and financial condition.

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

Failure to adequately maintain the security of our electronic and other confidential information could materially adversely affect our financial condition and results of operations.  We are dependent upon automated information technology processes. Privacy, security, and compliance concerns have continued to increase as technology has evolved to facilitate commerce and as cross-border commerce increases. As part of our normal business activities, we collect and store certain confidential information, including personal information of employees and information about partners and clients which may be entitled to protection under a number of regulatory regimes. In the course of normal and customary business practice, we may share some of this information with vendors who assist us with certain aspects of our business. Moreover, the success of our operations depends upon the secure transmission of confidential and personal data over public networks, including the use of cashless payments. Any failure on the part of us or our vendors to maintain the security of data we are required to protect, including via the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in our employees’, partners’ and clients’ confidence in us and other competitive disadvantages, and thus could have a material adverse impact on our business, financial condition and results of operations.

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

Our common stock is listed on The NASDAQ Global Market, and we therefore are subject to continued listing requirements, including requirements with respect to the market value and number of publicly-held shares, number of stockholders, minimum bid price, number of market makers and either (i) stockholders’ equity or (ii) total market value of stock, total assets and total revenues. If we fail to satisfy one or more of the requirements, we may be delisted from The NASDAQ Global Market. If we do not qualify for listing on The NASDAQ Capital Market, and if we are not able to list our common stock on another exchange, our common stock could be quoted on the OTC Bulletin Board or on the “pink sheets”. As a result, we could face significant adverse consequences including, among others, a limited availability of market quotations for our securities and a decreased ability to issue additional securities or obtain additional financing in the future.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company leases 18,000 square feet of space in Shrewsbury, New Jersey for its corporate headquarters and warehouse under a lease expiring in February 2016.  Total annual rent expense for these premises is approximately $225,000. Additionally, the Company leases approximately 3,700 square feet of office and warehouse space in Mississauga, Canada, under a lease which expires November 30, 2013. Total annual rent expense for these premises is approximately $30,000.  The Company also leases office space in Almere, Netherlands under a lease which expires October 31, 2013, at an annual rent of approximately $12,000. We believe that each of the properties is in good operating condition and such properties are adequate for the operation of the Company’s business as currently conducted.

Item 3. Legal Proceedings

There are no material legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our Common Stock, par value $0.01, trade on The NASDAQ Global Market under the symbol “WSTG”.  Following is the range of low and high sales prices for our Common Stock as reported on The NASDAQ Global Market.

	High	Low
2012:
First Quarter	$14.40	$11.70
Second Quarter	$17.00	$12.05
Third Quarter	$12.97	$12.15
Fourth Quarter	$12.90	$10.81

2011:
First Quarter	$15.35	$11.27
Second Quarter	$15.30	$13.06
Third Quarter	$13.88	$10.00
Fourth Quarter	$12.55	$9.51

In each of 2012 and 2011, we declared quarterly dividends totaling $0.64 per share, respectively, on our Common Stock. There can be no assurance that we will continue to pay comparable cash dividends in the future.

During 2012, the Company granted a total of 92,000 shares of restricted stock to employees and a member of the Board of Directors. These shares vest over 20 equal quarterly installments. A total of 3,525 shares of restricted common stock were forfeited as a result of employees terminating employment with the Company.

During 2011, the Company granted a total of 15,000 shares of restricted stock to employees. These shares vest over 20 equal quarterly installments. A total of 8,375 shares of restricted common stock were forfeited as a result of employees terminating employment with the Company.

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

As of February 06, 2013 there were approximately 31 record holders of our Common Stock. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by brokerage firms and clearing agencies.

During the fourth quarter of 2012, we repurchased shares of our Common Stock as follows:

	Total Number of Shares		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Period	Purchased		(2)	Programs	(3)	(4) (5)

October 1- October 31, 2012	—		—	—	—	374,719

November 1- November 30, 2012	17,617	(1)	$12.45	8,937	$12.30	365,782

December 1 - December 31, 2012	23,304		$11.16	23,304	$11.16	342,478
Total	40,921		$11.72	32,241	$11.48	342,478

(1) Includes 8,680 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (4) below.

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

(5) On October 23, 2012, the Board of Directors approved, and on October 29, 2012, the Company entered into a written purchase plan intended to comply with the requirements of Rule 10b5-1 under the Exchange Act, as amended (the “Plan”).  Purchases involving shares of the Company’s Common Stock under the Plan commenced October 29, 2012, and the Plan is intended to be in effect until October 29, 2014.  Pursuant to the Plan, the Company’s broker shall effect purchases of up to an aggregate of 350,000 shares of Common Stock.

STOCK PRICE PERFORMANCE GRAPH

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return of the S&P Midcap 400 Index and the S&P 500 Computer and Electronics Retail Index for the period commencing December 31, 2007 and ending December 31, 2012, assuming $100 was invested on December 31, 2007 and the reinvestment of dividends.

	Base	INDEXED RETURNS
	Period	Years Ending
Company / Index	Dec07	Dec08	Dec09	Dec10	Dec11	Dec12
Wayside Technology Group, Inc.	100	83.58	102.89	155.34	176.59	168.96
S&P MidCap 400 Index	100	63.77	87.61	110.94	109.02	128.51
S&P 500 Computer & Electronics Retail Index	100	49.24	66.58	61.17	46.22	32.61

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

Year Ended December 31,

(Amounts in thousands, except per share data)

	2012	2011	2010	2009	2008

Consolidated Statement of Operations Data:
Net sales	$297,057	$250,169	$206,730	$146,384	$174,025
Cost of sales	273,165	226,928	186,720	130,791	157,228
Gross profit	23,892	23,241	20,010	15,593	16,797
Selling, general and administrative expenses	15,377	14,623	13,207	11,319	12,207
Income from operations	8,515	8,618	6,803	4,274	4,590
Other income, net	574	369	407	521	744
Income before income taxes	9,089	8,987	7,210	4,795	5,334
Income tax provision	3,600	3,448	2,789	1,928	2,168
Net income	$5,489	$5,539	$4,421	$2,867	$3,166
Net income per common share:
Basic	$1.23	$1.26	$1.01	$0.65	$0.72
Diluted	$1.19	$1.20	$0.98	$0.65	$0.71
Weighted average common shares outstanding:
Basic	4,476	4,412	4,386	4,399	4,414
Diluted	4,628	4,606	4,500	4,427	4,461

	December 31,
	2012	2011	2010	2009	2008

Balance Sheet Data:
Cash and cash equivalents	$9,835	$9,202	$10,955	$8,560	$9,349
Marketable securities	4,411	5,375	4,528	7,571	9,367
Working capital	19,592	19,337	19,033	16,583	14,806
Total assets	91,445	74,861	68,683	53,667	47,485
Total stockholders’ equity	32,125	28,934	26,679	24,359	23,884

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

We offer an extensive line of products from leading publishers of software and tools for virtualization, networking, software development, database modeling, security, and other technically sophisticated domains as well as computer hardware.  We market these products through direct sales, our catalogs, direct mail programs, advertisements in trade magazines, as well as through Internet and e-mail promotions.

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

Financial Overview

Net sales totaled $297.1 million in 2012 as compared to $250.2 million in 2011, representing a 19% increase.  Gross profit increased by $0.7 million in 2012 as compared to 2011.  Selling, general and administrative (“SG&A”) expenses increased by $0.8 million in 2012 as compared to 2011.  Income from operations amounted to $8.5 million in 2012 as compared to $8.6 million in 2011, representing a decrease of $0.1 million as compared to 2011.  This decrease resulted primarily from the increase in sales, offset in part by competitive pricing pressure and lower rebate attainment which lowered gross profit margin percentage and increased SG&A expenses.  Our income before income taxes increased by $0.1 million to $9.1 million in 2012 compared to $9.0 million in 2011.  We reported a net income of $5.5 million for each of 2012 and 2011.

The Company’s sales, gross profit and results of operations have fluctuated and are expected to continue to fluctuate on a quarterly basis as a result of a number of factors, including but not limited to: the condition of the software industry in general, shifts in demand for software products, pricing, industry shipments of new software products or upgrades, the timing of new merchandise and catalog offerings, fluctuations in response rates, fluctuations in merchandise returns, adverse weather conditions that affect response, distribution or shipping, shifts in the timing of holidays and changes in the Company’s product offerings. The Company’s operating expenditures are based on sales forecasts. If sales do not meet expectations in any given quarter, operating results may be materially adversely affected.

Results of Operations

The following table sets forth for the years indicated the percentage of net sales represented by selected items reflected in the Company’s Consolidated Statements of Earnings. The year-to-year comparison of financial results is not necessarily indicative of future results:

	Years ended December 31,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	92.0	90.7	90.3
Gross profit	8.0	9.3	9.7
Selling, general and administrative expenses	5.1	5.9	6.4
Income from operations	2.9	3.4	3.3
Other income	0.2	0.2	0.2
Income before income taxes	3.1	3.6	3.5
Income tax provision	1.2	1.4	1.4
Net income	1.9%	2.2%	2.1%

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net Sales

Net sales for 2012 increased 19%, or $46.9 million to $297.1 million in 2012 compared to $250.2 million in 2011. Total sales for our Lifeboat Distribution segment in 2012 were $217.3 million compared to $192.7 million in 2011, representing a 13% increase. Total sales for the TechXtend segment in 2012 amounted to $79.7 million, compared to $57.4 million in 2011, representing a 39% increase.

The increase in net sales for our Lifeboat Distribution segment was mainly a result of the strengthening of our account penetration, our continued focus on the expanding virtual infrastructure-centric business and the addition of several key product lines. The 39% increase in sales in the TechXtend division was primarily due to an increase in larger extended payment term transactions, solution focus selling and higher average order sizes in 2012.

Gross Profit

Gross Profit for 2012 was $23.9 million compared to $23.2 million in 2011, a 3% increase. Total gross profit for our Lifeboat Distribution segment was $15.8 million compared to $16.8 million in 2011, representing a 6% decrease.  The decrease in gross profit for the Lifeboat Distribution segment was due to lower vendor rebate attainment and competitive pricing pressure within this segment.  Total gross profit for our TechXtend segment was $8.1 million compared to $6.4 million in 2011, representing a 25% increase. The increase in gross profit for the TechXtend segment was the result of increased sales volume offset in part by a lower gross margin in 2012 as compared to 2011 and lower vendor rebates. Vendor rebates and discounts for 2012 amounted to $1.8 million compared to $2.9 million for 2011. Vendor rebates are dependent on reaching certain targets set by our vendors. Vendors have been periodically substantially increasing their target revenues for rebate eligibility.  Therefore, despite our increasing revenue, vendor rebates have declined.

Gross profit margin (gross profit as a percentage of net sales) for 2012 was 8.0% compared to 9.3% in 2011. Gross profit margin for our Lifeboat Distribution segment in 2012 was 7.3% compared to 8.7% in 2011. Gross profit margin for our TechXtend segment in 2012 was 10.1% compared to 11.2% in 2011.

The increase in gross profit dollars and the decrease in gross profit margins were primarily caused by the sales growth within our Lifeboat Distribution and TechXtend segments, offset in part, by continued pressure on discounts and rebates earned and competitive pricing pressure in both segments, and, in part, by our having won several large bids, including transactions on extended payment terms, based on aggressive pricing which we plan to continue.

The Company monitors gross profits and gross profit margins carefully.  Price competition in our market intensified further in 2012, with competitors lowering their prices significantly and the Company responding immediately.  Although our sales volume increased substantially as a result, gross margins, as well as the rebates and discounts that are material elements of the Company’s overall profitability, were negatively impacted during the year ended December 31, 2012.  We anticipate that margins, as well as discounts and rebates, will continue to be affected by this current trend.

Selling, General and Administrative Expenses

Total selling, general and administrative (“SG&A”) expenses for 2012 were $15.4 million compared to $14.6 million in 2011, representing an increase of $0.8 million.  This increase is primarily the result of an increase in sales commissions for our TechXtend segment due to our growth in this segment, the addition of employees in sales, finance and operations to support business growth and higher professional fees.  As a result of the increase in net sales, SG&A expenses declined as a percentage of net sales to 5.2% in 2012, compared to 5.9% in 2011.

Direct selling costs (a component of SG&A) for 2012 were $8.1 million compared to $7.8 million in 2011. Total direct selling costs for our Lifeboat Distribution segment for 2012 were $4.5 million compared to $4.7 million in 2011, mainly due to lower commission and bonus expense compared to the prior year. Total direct selling costs for our TechXtend segment for 2012 were $3.6 million compared to $3.1 million in 2011. The increase in the TechXtend segment was due to higher commission, salaries and bonus expense resulting from growth in the segment.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We plan to continue to expand our investment in information technology and marketing, while monitoring our sales and remaining general and administrative expenses closely.

Income Taxes

For the year ended December 31, 2012, the Company recorded a provision for income taxes of $3.6 million which consists of a provision of $2.8 million for U.S. federal income taxes, as well as a $0.5 million provision for state and local taxes, a $0.2 million provision for foreign taxes, and a deferred tax expense of $0.1 million.

As of December 31, 2012, the Company had a U.S. deferred tax asset of approximately $0.5 million.

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

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net Sales

Net sales for 2011 increased 21%, or $43.4 million to $250.1 million compared to $206.7 million in 2010. Total sales for our Lifeboat Distribution segment in 2011 were $192.7 million compared to $149.1 million in 2010, representing a 29% increase. Total sales for the TechXtend segment in 2011 amounted to $57.4 million, compared to $57.6 million in 2010.

The increase in net sales for our Lifeboat Distribution segment was mainly a result of our continued focus on the expanding virtual infrastructure-centric business, the addition of several key product lines, and the strengthening of our account penetration.

Gross Profit

Gross Profit for 2011 was $23.2 million compared to $20.0 million in 2010, a 16% increase. Total gross profit for our Lifeboat Distribution segment was $16.8 million compared to $13.7 million in 2010, representing a 23% increase.  Total gross profit for our TechXtend segment was $6.4 million compared to $6.3 million in 2010, representing a 2% increase. Vendor rebates and discounts for 2011 amounted to $2.9 million compared to $2.7 million for 2010. Vendor rebates are dependent on reaching certain targets set by our vendors.

Gross profit margin (gross profit as a percentage of net sales) for 2011 was 9.3% compared to 9.7% in 2010. Gross profit margin for our Lifeboat Distribution segment in 2011 was 8.7% compared to 9.2% in 2010. Gross profit margin for our TechXtend segment in 2011 was 11.2% compared to 11.0% in 2010.

The increase in gross profit dollars and the decrease in gross profit margin was primarily caused by the aggressive sales growth within our Lifeboat Distribution segment, offset in part, by continued pressure on discounts and rebates earned and competitive pricing pressure in both segments, and, in part, by our having won several large bids based on aggressive pricing, which we plan to continue to do.

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

Direct selling costs (a component of SG&A) for 2011 were $7.8 million compared to $6.9 million in 2010. Total direct selling costs for our Lifeboat Distribution segment for 2011 were $4.7 million compared to $3.9 million in the same period in 2010, mainly due to increased employee related costs to manage and reward our growth in this segment.  Total direct selling costs for our TechXtend segment for 2011 were $3.0 million compared to $2.9 million in the same period in 2010.

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

The effective tax rate for the year ended December 31, 2010, was impacted by a benefit of $78 thousand related to the reversal of the Company’s liability related to uncertain tax positions.

Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, “FASB” issued ASU 2011-05, “Presentation of Comprehensive Income”, an amendment to FASB ASC Topic 220, “Comprehensive Income”. The update gives companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in the update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU is effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update stated that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. In February 2013, the FASB issued ASU 2013-02 “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income”. This update requires companies to present the effects on the line items of net income of significant reclassifications out of accumulated other comprehensive income if the amount being reclassified is required under U.S. generally accepted accounting principles (“GAAP”) to be reclassified in its entirety to net income in the same reporting period. ASU 2013-02 is effective prospectively for the Company for fiscal years, and interim periods within those years, beginning after

December 15, 2012. The Company does not expect the adoption of the amended guidance to have a significant impact on its consolidated financial statements.

Liquidity and Capital Resources

Our cash and cash equivalents increased by $0.6 million to $9.8 million at December 31, 2012 from $9.2 million at December 31, 2011.  Net cash provided by operating activities amounted to $3.4 million, net cash provided by investing activities amounted to $0.8 million, and net cash used in financing activities amounted to $3.5 million.

Net cash provided by operating activities in 2012 was $3.4 million. In 2012, cash was mainly provided by $7.2 million from net income net of non-cash charges, a $13.4 million increase in accounts payable and accrued expenses, and a $0.7 million decrease in prepaid expenses and other current assets, offset in part by a $17.5 million increase in accounts receivable, and an increase in inventory of $0.5 million. The increase in accounts receivable relates primarily to our increased sales during the month of December 2012 and the year ended December 31, 2012, as well as an increase in larger extended payment term transactions during 2012, compared to the comparable periods in 2011. The increase in accounts payable is primarily due to our increased net sales during the month of December 2012 and the year ended December 31, 2012, as compared to the comparable periods in 2011 and our normal cycle of payments.

In 2012, cash provided by investing activities was $0.8 million. This resulted primarily from net sales of $1.0 million in marketable securities. These securities are highly rated and highly liquid. These securities are classified as available-for-sale securities in accordance with ASC Topic 320 “Investments in Debt and Equity Securities”, and as a result, unrealized gains and losses are reported as part of accumulated other comprehensive income.  This was partially offset by $0.2 million for the purchase of equipment and leasehold improvements.

Net cash used in financing activities in 2012 of $3.5 million consisted of $3.0 million of dividend payments on our Common Stock and $1.1 million for the purchases of treasury shares of our Common Stock offset by the tax benefit from share based compensation of $0.2 million and the exercise of stock options of $0.4 million.

In 2008, the Board of Directors authorized the purchase of 500,000 shares of our Common Stock. In 2002, the Board of Directors authorized the purchase of 1,490,000 shares of our Common Stock. In October 1999, the Company was authorized by the Board of Directors to buy back 521,013 shares of our Common Stock in both open market and private transactions, as conditions warrant. A total of 2,168,535 shares of the Company’s stock had been bought back as of December 31, 2012 leaving a balance of 342,478 shares of Common Stock that the Company is authorized to buy back in the future.

On October 23, 2012, the Board of Directors approved, and on October 29, 2012, the Company entered into a written purchase plan intended to comply with the requirements of Rule 10b5-1 under the Exchange Act, as amended (the “Plan”).  Purchases involving shares of the Company’s Common Stock under the Plan commenced October 29, 2012, and the Plan is intended to be in effect until October 29, 2014.  Pursuant to the Plan, the Company’s broker shall effect purchases of up to an aggregate of 350,000 shares of Common Stock.

We intend to hold the repurchased shares in treasury for general corporate purposes, including issuances under various stock plans. As of December 31, 2012, we held 543,627 shares of our Common Stock in treasury at an average cost of $9.88 per share.  As of December 31, 2011, we held 604,622 shares of our Common Stock in treasury at an average cost of $8.25 per share.

The Company’s current and anticipated use of its cash and cash equivalents is, and will continue to be, to fund working capital, operational expenditures, the stock repurchase program and dividends, if any, declared by the Board of Directors.

The Company believes that the cash flows from operations and funds held in cash and cash equivalents will be sufficient to fund the Company’s working capital and cash requirements for at least the next 12 months. In addition, subsequent to December 31, 2012, on January 4, 2013, the Company has entered into a $10,000,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. pursuant to a Business Loan Agreement, Promissory Note, Commercial Security Agreements and Commercial Pledge Agreement. The Credit Facility, which will be used for business and working capital purposes, including financing of larger extended payment terms sales transactions which are becoming a more significant portion of the Company’s net sales.  The Credit Facility matures on January 4, 2016. (see Note 12 Subsequent Events in the Notes to our Consolidated Financial Statements).

Contractual Obligations as of December 31, 2012

(Amounts in thousands)

Payment due by Period	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt obligations	—	—	—	—	—
Capital Lease obligations	$56	$56	—	—
Operating Leases obligations (1)	$736	$255	$481	—	—
Purchase Obligations	—	—	—	—	—
Other Long term Obligations reflected on the Company’s Balance Sheet under GAAP	—	—	—	—	—
Total Contractual Obligations	$792	$311	$481	—	—

(1) Operating leases relate primarily to the lease of the space used for our operations in Shrewsbury, New Jersey, Mississauga, Canada and Almere, Netherlands. The commitments for operating leases include the minimum rent payments.

As of December 31, 2012, the Company is not committed by lines of credit or standby letters of credit, and has no standby repurchase obligations or other commercial commitments (see Note 12 Subsequent Events in the Notes to our Consolidated Financial Statements).

Foreign Exchange

The Company’s Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. We are subject to fluctuations primarily in the Canadian Dollar-to-U.S. Dollar exchange rate.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

In addition to its activities in the United States, 7% of the Company’s 2012 sales were generated in Canada. We are subject to general risks attendant to the conduct of business in Canada, including economic uncertainties and foreign government regulations. In addition, the Company’s Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors.

The Company’s $4.4 million investments in marketable securities at December 31, 2012 are invested in insured certificates of deposit at banks located in the United States of America.

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

Management Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes maintaining records in reasonable detail that accurately and fairly reflect our transactions and disposition of assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with GAAP; providing reasonable assurance that receipts and expenditures of the Company, are made in accordance of with authorizations of  management and directors of the Company; and providing  reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.  In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that, owing to changes in conditions, controls may become inadequate, or that the degree of compliance with policies or procedures may deteriorate.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required hereunder, with the exception of the information relating to the executive officers of the Registrant that is presented in Part I under the heading “Executive Officers of the Company,” and the information relating to the Company’s Code of Ethical Conduct that is presented in Part I under the heading “Available Information,” is incorporated by reference herein from our Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than April 30, 2013 (the “Definitive Proxy Statement”) under the sections captioned “Election of Directors,” “Corporate Governance” and “Section 16 (a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

The information required hereunder is incorporated by reference herein from the Definitive Proxy Statement under the sections captioned “Executive Compensation” and “Corporate Governance.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

10.1

Business Loan Agreement, dated January 4, 2013, between Wayside Technology Group, Inc., Lifeboat Distribution, Inc., TechXtend, Inc., Programmer’s Paradise, Inc., as borrowers, and Citibank, N.A., as lender. (15)

10.2

Promissory Note, dated January 4, 2013, between Wayside Technology Group, Inc., Lifeboat Distribution, Inc., Techxtend, Inc., Programmer’s Paradise, Inc., as borrowers, and Citibank, N.A., as lender. (15)

10.3

Commercial Pledge Agreement, dated January 4, 2013, among Wayside Technology Group, Inc., as grantor, Wayside Technology Group, Inc., Lifeboat Distribution, Inc., Techxtend, Inc., Programmer’s Paradise, Inc., as borrowers, and Citibank, N.A., as lender. (15)

10.4

Commercial Security Agreement, dated January 4, 2013, among Wayside Technology Group, Inc., as grantor, Wayside Technology Group, Inc., Lifeboat Distribution, Inc., Techxtend, Inc., Programmer’s Paradise, Inc., as borrowers, and Citibank, N.A., as lender. (15)

10.5

Commercial Security Agreement, dated January 4, 2013, among Lifeboat Distribution, Inc., as grantor, Wayside Technology Group, Inc., Lifeboat Distribution, Inc., Techxtend, Inc., Programmer’s Paradise, Inc., as borrowers, and Citibank, N.A., as lender. (15)

10.6

Commercial Security Agreement, dated January 4, 2013, among Programmer’s Paradise, Inc., as grantor, Wayside Technology Group, Inc., Lifeboat Distribution, Inc., Techxtend, Inc., Programmer’s Paradise, Inc., as borrowers, and Citibank, N.A., as lender. (15)

10.7

Commercial Security Agreement, dated January 4, 2013, among Techxtend, Inc., as grantor, Wayside Technology Group, Inc., Lifeboat Distribution, Inc., Techxtend, Inc., Programmer’s Paradise, Inc., as borrowers, and Citibank, N.A., as lender. (15)

10.8	1995 Stock Plan, as amended. (3)

10.9	1995 Non-Employee Director Plan, as amended. (3)

10.9(a)	2006 Stock-Based Compensation Plan. (4)

10.9(b)	First Amendment to 2006 Stock-Based Compensation Plan. (5)

10.9(c)	Second Amendment to 2006 Stock-Based Compensation Plan. (5)

10.10	Form of Officer and Director Indemnification Agreement. (1)

10.11	2012 Stock-Based Compensation Plan (14)

10.12	Lease dated as of May 14, 1997 between Robert C. Baker, et al as Landlord and the Company. (6)

10.12(a)	Modification of Lease, dated as of July 27, 2006, between SBC Holdings, L.P. (successor in interest to Robert C. Baker, et al.) and the Company. (2)

10.13	Employment Agreement, dated January 12, 2006, between the Company and Simon F. Nynens. (7)

10.14	Offer Letter, dated January 6, 2003, from the Company to Vito Legrottaglie.(8)

10.15	Resignation Letter, dated May 16, 2007, from Wayside Technology Group, Inc. to Jeffrey Largiader. (9)

10.16	General Release, dated May 18, 2007, between Jeffrey Largiader and Wayside Technology Group, Inc. (5)

10.17	Restricted Stock Letter, dated August 15, 2006, between Vito Legrottaglie and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.). (5)

10.18	Restricted Stock Letter, dated August 15, 2006, between Jeffrey Largiader and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.). (5)

10.19	Restricted Stock Letter, dated August 15, 2006, between Daniel Jamieson and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.). (5)

10.20	Restricted Stock Letter, dated August 15, 2006, between Allan Weingarten and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.). (5)

10.21	Restricted Stock Letter, dated August 15, 2006, between Edwin Morgens and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.). (5)

10.22	Restricted Stock Letter, dated August 15, 2006, between Duff Meyercord and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.). (5)

10.23	Restricted Stock Letter, dated August 15, 2006, between Simon F. Nynens and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.). (5)

10.24	Restricted Stock Letter, dated August 15, 2006, between Simon F. Nynens and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.). (5)

10.25	Restricted Stock Letter, dated August 15, 2006, between Kevin Scull and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.). (5)

10.26	Restricted Stock Letter, dated January 31, 2007, between William Willett and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.). (5)

10.27	Restricted Stock Letter, dated November 19, 2007, between Richard Bevis and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.). (5)

10.28	Form of Non-Qualified Stock Option Agreement. (5)

10.29	Restricted Stock Letter, dated February 5, 2008, between Kevin Scull and Wayside Technology Group, Inc. (10)

10.30	Restricted Stock Letter, dated February 5, 2008, between Richard Bevis and Wayside Technology Group, Inc. (10)

10.31	Restricted Stock Letter, dated February 5, 2008, between Simon Nynens and Wayside Technology Group, Inc. (10)

10.32	Restricted Stock Letter, dated February 5, 2008, between Vito Legrottaglie and Wayside Technology Group, Inc. (10)

10.33	Restricted Stock Letter, dated February 5, 2008, between Daniel Jamieson and Wayside Technology Group, Inc. (10)

10.34	Restricted Stock Letter, dated February 5, 2008, between Edwin Morgens and Wayside Technology Group, Inc. (10)

10.35	Restricted Stock Letter, dated February 5, 2008, between William Willett and Wayside Technology Group, Inc. (10)

10.36	Restricted Stock Letter, dated February 5, 2008, between Allan Weingarten and Wayside Technology Group, Inc. (10)

10.37	Restricted Stock Letter, dated February 5, 2008, between Mark Boyer and Wayside Technology Group, Inc. (10)

10.38	Restricted Stock Letter, dated February 5, 2008, between Duff Meyercord and Wayside Technology Group, Inc. (10)

10.39	Restricted Stock Letter, dated May 5, 2009, between Simon Nynens and Wayside Technology Group, Inc. (11)

10.40	Restricted Stock Letter, dated May 5, 2009, between Kevin Scull and Wayside Technology Group, Inc. (11)

10.41	Restricted Stock Letter, dated May 5, 2009, between Richard Bevis and Wayside Technology Group, Inc. (11)

10.42	Restricted Stock Letter, dated May 5, 2009, between Shawn Giordano and Wayside Technology Group, Inc. (11)

10.43	Restricted Stock Letter, dated May 5, 2009, between Daniel Jamieson and Wayside Technology Group, Inc. (11)

10.44	Restricted Stock Letter, dated May 5, 2009, between Vito Legrottaglie and Wayside Technology Group, Inc. (11)

10.45	Restricted Stock Letter, dated February 9, 2010, between Kevin Scull and Wayside Technology Group, Inc. (12)

10.46	Restricted Stock Letter, dated February 9, 2010, between Richard Bevis and Wayside Technology Group, Inc. (12)

10.47	Restricted Stock Letter, dated February 9, 2010, between Simon Nynens and Wayside Technology Group, Inc. (12)

10.48	Restricted Stock Letter, dated February 9, 2010, between Vito Legrottaglie and Wayside Technology Group, Inc. (12)

10.49	Restricted Stock Letter, dated February 9, 2010, between Daniel Jamieson and Wayside Technology Group, Inc. (12)

10.50	Restricted Stock Letter, dated February 9, 2010, between Shawn Giordano and Wayside Technology Group, Inc. (12)

10.51	Restricted Stock Letter, dated February 9, 2010, between Edwin Morgens and Wayside Technology Group, Inc. (12)

10.52	Restricted Stock Letter, dated February 9, 2010, between William Willett and Wayside Technology Group, Inc. (12)

10.53	Restricted Stock Letter, dated February 9, 2010, between Allan Weingarten and Wayside Technology Group, Inc. (12)

10.54	Restricted Stock Letter, dated February 9, 2010, between Mark Boyer and Wayside Technology Group, Inc. (12)

10.55	Restricted Stock Letter, dated February 9, 2010, between Duff Meyercord and Wayside Technology Group, Inc. (12)

10.56	Restricted Stock Letter, dated June 6, 2012, between Mike Faith and Wayside Technology Group, Inc.

10.57	Restricted Stock Letter, dated May 8, 2012, between Dan Jamieson and Wayside Technology Group, Inc.

10.58	Restricted Stock Letter, dated May 8, 2012, between Shawn Giordano and Wayside Technology Group, Inc.

10.59	Restricted Stock Letter, dated May 8, 2012, between Vito Legrottaglie and Wayside Technology Group, Inc.

10.60	Restricted Stock Letter, dated December 10, 2012, between Thomas Flaherty and Wayside Technology Group, Inc.

21.1	Subsidiaries of the Registrant

23.1	Consent of EisnerAmper LLP

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Simon F. Nynens, the Chief Executive Officer of the Company.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Thomas J. Flaherty, the Chief Financial Officer of the Company.

32.1

Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Simon F. Nynens, the Chief Executive Officer of the Company.

32.2

Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Thomas J. Flaherty, the Chief Financial Officer of the Company.

101

The following financial information from Wayside Technology Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 15, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Earnings, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statements, tagged as blocks of text. (13)

(1)                                 Incorporated by reference to the Exhibits of the same number to the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-92810).

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

(14)                          Incorporated by reference to Exhibit A of the Registrant’s Definitive Annual Meeting Proxy Statement filed on April 24, 2012.

(15)                          Incorporated by reference to the Registrant’s Form 8-K filed on January 7, 2013.

(b) The exhibits required by Item 601 of Regulation S-K are reflected above in Section (a) 3.of this Item.

(c) The financial statement schedule is included as reflected in Section (a) 2.of this Item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Shrewsbury, New Jersey, on February 15, 2013.

WAYSIDE TECHNOLOGY GROUP, INC.

By:	/s/ Simon F. Nynens
Simon F. Nynens, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

	President, Chief Executive Officer and	February 15, 2013
/s/ Simon F. Nynens	Chairman of the Board of Directors
Simon F. Nynens	(Principal Executive Officer)

/s/ Thomas J. Flaherty	Vice President and Chief Financial Officer	February 15, 2013
Thomas J. Flaherty	(Principal Financial and Accounting Officer)

/s/ William H. Willett	Director	February 15, 2013
William H. Willett

/s/ Mark. T. Boyer	Director	February 15, 2013
Mark. T. Boyer

/s/ Duffield Meyercord	Director	February 15, 2013
Duffield Meyercord

/s/ Edwin H. Morgens	Director	February 15, 2013
Edwin H. Morgens

/s/ Allan D. Weingarten	Director	February 15, 2013
Allan D. Weingarten

/s/ Mike Faith	Director	February 15, 2013
Mike Faith

Items 8 and 15(a)

Wayside Technology Group, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Wayside Technology Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Wayside Technology Group, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wayside Technology Group, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audits of the consolidated financial statements referred to above, we also audited the consolidated financial statement schedule, Schedule II — Valuation and Qualifying Accounts, for each of the years in the three-year period ended December 31, 2012. In our opinion, this financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ EisnerAmper LLP

Edison, New Jersey

February 15, 2013

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$9,835	$9,202
Marketable securities	4,411	5,375
Accounts receivable, net of allowances of $1,586 and $1,513 in 2012 and 2011, respectively	61,388	47,066
Inventory, net	1,717	1,240
Prepaid expenses and other current assets	1,281	1,997
Deferred income taxes	280	329
Total current assets	78,912	65,209

Equipment and leasehold improvements, net	375	458
Accounts receivable-long-term	11,851	8,889
Other assets	71	54
Deferred income taxes	236	251
	$91,445	$74,861
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$59,265	$45,796
Current portion - capital lease obligation	55	76
Total current liabilities	59,320	45,872

Long-term portion- capital lease obligation	—	55
Total liabilities	59,320	45,927

Commitments and Contingencies

Stockholders’ equity:
Common Stock, $.01 par value; 10,000,000 shares authorized; 5,284,500 shares issued; and 4,740,873 and 4,679,878 shares outstanding in 2012 and 2011, respectively	53	53
Additional paid-in capital	27,712	26,725
Treasury stock, at cost, 543,627 and 604,622 shares in 2012 and 2011, respectively	(5,373)	(4,991)
Retained earnings	9,316	6,818
Accumulated other comprehensive income	417	329
Total stockholders’ equity	32,125	28,934
	$91,445	$74,861

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Statements of Earnings

(Amounts in thousands, except per share amounts)

	Years ended December 31,
	2012	2011	2010

Net sales	$297,057	$250,169	$206,730

Cost of sales	273,165	226,928	186,720
Gross profit	23,892	23,241	20,010

Selling, general and administrative expenses	15,377	14,623	13,207
Income from operations	8,515	8,618	6,803

Other income:
Interest income	557	368	405
Foreign currency transaction gain	17	1	2
Income before provision for income taxes	9,089	8,987	7,210

Provision for income taxes	3,600	3,448	2,789

Net income	$5,489	$5,539	$4,421

Income per common share-Basic	$1.23	$1.26	$1.01
Income per common share-Diluted	$1.19	$1.20	$0.98

Weighted average common shares outstanding-Basic	4,476	4,412	4,386
Weighted average common shares outstanding-Diluted	4,628	4,606	4,500

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	Years ended December 31,
	2012	2011	2010

Net income	$5,489	$5,539	$4,421

Other comprehensive income, net of tax:
Foreign currency translation adjustment	80	(112)	142
Unrealized gain (loss) on available-for-sale marketable securities	8	(15)	6
Other comprehensive income (loss)	88	(127)	148

Comprehensive income	$5,577	$5,412	$4,569

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Treasury		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income	Total

Balance at January 1, 2010	5,284,500	$53	$24,826	595,656	$(3,555)	$2,727	$308	$24,359
Net income						4,421		4,421
Translation adjustment							142	142
Unrealized gain on available-for sale securities							6	6
Dividends paid						(2,881)		(2,881)
Share-based compensation expense			1,187					1,187
Tax benefit from share-based compensation			53					53
Restricted stock grants (net of forfeitures)			(593)	(144,625)	593			—
Treasury shares repurchased				63,228	(608)			(608)
Balance at December 31, 2010	5,284,500	53	25,473	514,259	(3,570)	4,267	456	26,679
Net income						5,539		5,539
Translation adjustment							(112)	(112)
Unrealized loss on available-for sale securities							(15)	(15)
Dividends paid						(2,988)		(2,988)
Stock options exercised			(11)	(18,750)	82			71
Share-based compensation Expense			1,059					1,059
Tax benefit from share-based compensation			237					237
Restricted stock grants (net of forfeitures)			(33)	(6,625)	33			—
Treasury shares repurchased				115,738	(1,536)			(1,536)
Balance at December 31, 2011	5,284,500	53	26,725	604,622	(4,991)	6,818	329	28,934
Net income						5,489		5,489
Translation adjustment							80	80
Unrealized gain on available-for sale securities							8	8
Dividends paid						(2,991)		(2,991)
Stock options exercised			124	(63,500)	306			430
Share-based compensation expense			1,071					1,071
Tax benefit from share-based compensation			224					224
Restricted stock grants (net of forfeitures)			(432)	(88,475)	432			—
Treasury shares repurchased				90,980	(1,120)			(1,120)
Balance at December 31, 2012	5,284,500	$53	$27,712	543,627	$(5,373)	$9,316	$417	$32,125

The accompanying notes are an integral part of the consolidated financial statements

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands, except share amounts)

	Year ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$5,489	$5,539	$4,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	302	325	317
Provision for doubtful accounts receivable	272	161	141
Deferred income tax expense	64	272	273
Share-based compensation expense	1,071	1,059	1,187
Reversal of uncertain tax position liability	—	—	(78)
Gain on disposal of fixed assets	—	(12)	—
Changes in operating assets and liabilities:
Accounts receivable	(17,463)	(6,876)	(15,436)
Inventory	(477)	(76)	(197)
Prepaid expenses and other current assets	719	(738)	(249)
Accounts payable and accrued expenses	13,419	4,069	12,542
Net change in other operating assets and liabilities	(21)	(22)	(4)
Net cash provided by operating activities	3,375	3,701	2,917
Cash flows provided by (used in) investing activities
Purchase of equipment and leasehold improvements	(215)	(234)	(176)
Purchase of available-for-sale securities	(7,295)	(5,623)	(6,206)
Redemptions of available-for-sale securities	8,268	4,760	9,255
Net cash provided by (used in) investing activities	758	(1,097)	2,873
Cash flows used in financing activities
Purchase of treasury stock	(1,120)	(1,536)	(608)
Proceeds from stock option exercises	430	71	—
Tax benefit from share-based compensation	224	237	53
Dividends paid	(2,991)	(2,988)	(2,881)
Repayment of capital lease obligations	(76)	(83)	(34)
Net cash used in financing activities	(3,533)	(4,299)	(3,470)
Effect of foreign exchange rate on cash	33	(58)	75
Net increase (decrease) in cash and cash equivalents	633	(1,753)	2,395
Cash and cash equivalents at beginning of year	9,202	10,955	8,560
Cash and cash equivalents at end of year	$9,835	$9,202	$10,955

Supplementary disclosure of cash flow information:
Income taxes paid	$3,339	$2,762	$2,142
Equipment financed with capital lease	$—	$—	$247

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

Note 1.  Description of Business

Wayside Technology Group, Inc. and Subsidiaries (the “Company”), resells computer software and hardware developed by others and provide technical services directly to customers in the United States and Canada.  We also operate a sales branch in Europe to serve our customers in this region of the world. The Company is organized into two reportable operating segments. The “Lifeboat Distribution” segment distributes technical software to corporate resellers, value added resellers (VARs), consultants and systems integrators primarily in the United States and Canada.  The “TechXtend” segment is a value-added reseller of software, hardware and services for corporations, government organizations and academic institutions in the United States and Canada.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation and Operations

The consolidated financial statements include the accounts of Wayside Technology Group, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make extensive use of certain estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.   The significant areas of estimation include but are not limited to accounting for allowance for uncollectible accounts, sales returns, inventory valuation and obsolescence, income taxes, depreciation, contingencies and stock-based compensation. Actual results could differ from those estimates.

Net Income Per Common Share

The Company calculates earnings per share in accordance with Financial Accounting Standards Board “FASB”ASC Topic 260, “Earnings Per Share”. Basic earnings  per share is calculated by dividing net income  attributable to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding, adjusted for potentially dilutive securities including unexercised stock option grants and nonvested shares of restricted stock.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	Year ended December 31,
	2012	2011	2010
Numerator:
Net income	$5,489	$5,539	$4,421
Denominator:
Weighted average shares (Basic)	4,476	4,412	4,386
Dilutive effect of outstanding options and nonvested shares of restricted stock	152	194	114

Weighted average shares including assumed conversions (Diluted)	4,628	4,606	4,500

Basic net income per share	$1.23	$1.26	$1.01
Diluted net income per share	$1.19	$1.20	$0.98

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

Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiaries have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year.  Cumulative translation adjustments have been classified within accumulated other comprehensive income, which is a separate component of stockholders’ equity in accordance FASB ASC Topic No. 220, “Comprehensive Income”.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations in credit risk consist of cash, cash equivalents, and marketable securities. At December 31, 2012, the Company’s $4.4 million of marketable securities are comprised of insured certificates of deposit at banking institutions in the United States of America.

The Company’s cash and cash equivalents, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Marketable Securities

The Company accounts for marketable securities pursuant to the FASB ASC Topic No. 320, “Investments in Debt and Equity Securities.” Under this statement, the Company’s securities with a readily determinable fair value have been classified as available-for-sale and are carried at fair value with an offsetting adjustment to accumulated other comprehensive income in Stockholders’ Equity.

Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 2012 and 2011, because of the relative short maturity of these instruments.

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

(Amounts in tables in thousands, except share and per share amounts)

Comprehensive Income

Comprehensive income consists of net income for the period, the impact of unrealized foreign currency translation adjustments and unrealized gains or losses on investments.  The foreign currency translation adjustments are not currently adjusted for income taxes as they relate to permanent investments in international subsidiaries.

Revenue Recognition

Revenue on product (software and hardware) and maintenance agreement sales are recognized once four criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed and determinable, (3) delivery (software and hardware) or fulfillment (maintenance) has occurred, and (4) there is reasonable assurance of collection of the sales proceeds.  Revenues from the sales of hardware products, software products and licenses and maintenance agreements are recognized on a gross basis with the selling price to the customer recorded as sales and the acquisition cost of the product recorded as cost of sales.

Product delivery to customers occur in a variety of ways, including (i) as physical product shipped from the Company’s warehouse, (ii) via drop-shipment by the vendor, or (iii) via electronic delivery for software licenses.  The Company leverages drop-ship arrangements with many of its vendors and suppliers to deliver products to customers without having to physically hold the inventory at its warehouse, thereby increasing efficiency and reducing costs.  The Company recognizes revenue for drop-ship arrangements on a gross basis.  Furthermore, in such drop-ship arrangements, the Company negotiates price with the customer, pays the supplier directly for the product shipped and bears credit risk of collecting payment from its customers.  The Company serves as the principal with the customer and, therefore, recognizes the sale and cost of sale of the product upon receiving notification from the supplier that the product has shipped.  Maintenance agreements allow customers to obtain technical support directly from the software publisher and to upgrade, at no additional cost, to the latest technology if new applications are introduced by the software publisher during the period that the maintenance agreement is in effect.

Sales are recorded net of discounts, rebates, and returns.  Vendor rebates and price protection are recorded when earned as a reduction to cost of sales or merchandise inventory, as applicable.

Cooperative reimbursements from vendors, which are earned and available, are recorded in the period the related advertising expenditure is incurred. Cooperative reimbursements are recorded as a reduction of cost of sales in accordance with FASB ASC Topic 605-50 “Accounting by a Customer (including reseller) for Certain Consideration Received from a Vendor.”  Provisions for returns are estimated based on historical sales returns and credit memo analysis which are adjusted to actual on a periodic basis.

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

(Amounts in tables in thousands, except share and per share amounts)

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

Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, “FASB” issued ASU 2011-05, “Presentation of Comprehensive Income”, an amendment to FASB ASC Topic 220, “Comprehensive Income”. The update gives companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in the update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU is effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update stated that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred.  In February 2013, the FASB issued ASU 2013-02 “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income”. This update requires companies to present the effects on the line items of net income of significant reclassifications out of accumulated other comprehensive income if the amount being reclassified is required under U.S. generally accepted accounting principles (“GAAP”) to be reclassified in its entirety to net income in the same reporting period. ASU 2013-02 is effective prospectively for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company does not expect the adoption of the amended guidance to have a significant impact on its consolidated financial statements.

3.  Marketable securities

Investments in available-for-sale securities at December 31, 2012 were:

	Cost	Market value	Unrealized (loss)
Certificates of deposit	$4,422	$4,411	$(11)
Total Marketable securities	$4,422	$4,411	$(11)

The cost and market value of our investments at December 31, 2012 by contractual maturity were:

		Estimated
	Cost	Fair Value

Due in one year or less	$4,422	$4,411

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

Investments in certificates of deposit are in brokered certificates of deposit at numerous banking institutions in the United States of America to take advantage of the FDIC insurance limits.

Investments in available-for-sale securities at December 31, 2011 were:

	Cost	Market value	Unrealized (loss)
Certificates of deposit	$5,394	$5,375	$(19)
Total Marketable securities	$5,394	$5,375	$(19)

The cost and market value of our investments at December 31, 2011 by contractual maturity were:

		Estimated
	Cost	Fair Value
Due in one year or less	$5,394	$5,375

4.  Fair Value Measurements

The Company accounts for the fair value measurements in accordance with FASB ASC Topic 820 “Fair Value Measurement and Disclosure”, which establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. The Company uses the following methods for determining fair value in accordance with FASB ASC Topic 820. For assets and liabilities that are measured using quoted prices in active markets for the identical asset or liability, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs (Level 1). Assets and liabilities that are measured using significant other observable inputs are valued by reference to similar assets or liabilities, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data (Level 2). For all remaining assets and liabilities for which there are no significant observable inputs, fair value is derived using an assessment of various discount rates, default risk, credit quality and the overall capital market liquidity (Level 3).

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheet:

		Fair Value Measurements at December 31, 2012 Using
Description	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Certificates of deposit	$4,411	—	$4,411	—

		Fair Value Measurements at December 31, 2011 Using
Description	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Certificates of deposit	$5,375	—	$5,375	—

Certificates of deposit - The fair value of certificates of deposit is estimated using third-party quotations for similar assets. These deposits are categorized in Level 2 of the fair value hierarchy.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

5. Balance Sheet Detail

Equipment and leasehold improvements consist of the following as of December 31:

	2012	2011

Equipment	$2,913	$2,696
Leasehold improvements	561	560
	3,474	3,256
Less accumulated depreciation and amortization	(3,099)	(2,798)
	$375	$458

Accounts payable and accrued expenses consist of the following as of December 31:

	2012	2011

Trade accounts payable	$55,734	$42,417
Accrued expenses	3,531	3,379
	$59,265	$45,796

Accumulated other comprehensive income consists of the following as of December 31:

	2012	2011

Foreign currency translation adjustments	$428	$348
Unrealized loss on marketable securities	(11)	(19)
	$417	$329

6.  Income Taxes

Deferred tax attributes resulting from differences between financial and accounting amounts and tax basis of assets and liabilities at December 31, 2012 and 2011 are as follows:

	2012	2011
Current assets
Accruals and reserves	$280	$329
Net current deferred tax assets	$280	$329

	2012	2011
Non-current assets
Accruals and reserves	$224	$224
Depreciation	12	27
Net non-current deferred tax assets	$236	$251
Total deferred tax assets	$516	$580

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

The provision for income taxes is as follows:

	Year ended December 31,
	2012	2011	2010
Current:
Federal	$2,799	$2,452	$1,800
State	536	460	546
Foreign	201	264	170
	3,536	3,176	2,516
Deferred:
Federal	54	172	211
State	10	100	62
	64	272	273
	$3,600	$3,448	$2,789
Effective Tax Rate	39.6%	38.4%	38.7%

The effective tax rate for year ended December 31, 2010 was impacted by a benefit of $78 thousand related to the reversal of the Company’s liability related to uncertain tax positions.

The reasons for the difference between total tax expense and the amount computed by applying the U.S. statutory federal income tax rate to income before income taxes are as follows:

	Year ended December 31,
	2012	2011	2010

Statutory rate applied to pretax income	$3,090	$3,056	$2,456
State income taxes, net of federal income tax benefit	334	325	399
Foreign income taxes under U.S. statutory rate	(21)	(4)	(5)
Other items	197	71	(61)
Income tax expense	$3,600	$3,448	$2,789

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

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal consolidated tax return and its state tax return in New Jersey and its Canadian tax return as major tax jurisdictions. The only periods subject to examination for the Company’s federal return are the 2009, 2010 and 2011 tax years.  The current periods subject to examination for the Company’s state returns in New Jersey are years 2009, 2010 and 2011. The current periods subject to examination for the Company’s Canadian tax returns are the years 2009 through 2011. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense when assessed. No liability was recorded for interest or penalties related to uncertain tax positions at December 31, 2012 and 2011.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Federal, State and Foreign Tax
Balance at January 1, 2010	$78
Decrease based on tax positions related to prior years	(78)
Net Unrecognized Tax Benefit at December 31, 2010	$0

The most recent IRS examination was of the Company’s 2006-2007 tax returns which were completed by the Internal Revenue Service (“IRS”) as of March 1, 2010, with no adjustments proposed by the IRS. Management believes that all uncertain tax positions related to those years were resolved at that time.

For financial reporting purposes, income before income taxes includes the following components:

	Year ended December 31
	2012	2011	2010
United States	$8,451	$8,229	$6,696
Canada	638	758	514
	$9,089	$8,987	$7,210

7.  Stockholders’ Equity and Stock Based Compensation

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

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

In February 2002, the Board of Directors approved a plan permitting all option holders under the 1995 Plan and 1995 Director Plan to surrender all or any portion of their options on or before March 1, 2002. By March 1, 2002, a total of 303,550 options to purchase the Company’s Common Stock under the 1995 Plan and 1995 Director Plan were surrendered. All of the options surrendered were exercisable in excess of the market price of the underlying Common Stock as of the dates of surrender.

At the annual stockholder’s meeting held on June 14, 2006, the Company’s stockholders approved the 2006 Stock-Based Compensation Plan (the “2006 Plan”). The 2006 Plan authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses, and other equity-based awards. The number of shares of Common Stock initially available under the 2006 Plan is 800,000.  As of December 31, 2012, the number of shares of common stock available for future award grants to employees and directors under this plan is 33,775.

At the annual stockholder’s meeting held on June 6, 2012, the Company’s stockholders approved the 2012 Stock-Based Compensation Plan (the “2012 Plan”). The 2012 Plan authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2012 Plan was 600,000.  As of December 31, 2012, the number of shares of Common stock available for future award grants to employees and directors under the 2012 Plan is 600,000.

In August of 2006, the Company granted a total of 315,000 shares of Restricted Stock to officers, directors and employees. Included in this grant were 200,000 Restricted Shares granted to the Company’s CEO in accordance with his employment agreement. These 200,000 Restricted Shares vest over 40 equal quarterly installments. The remaining grants of Restricted Stock vest over 20 equal quarterly installments.

During 2007, the Company granted a total of 30,000 shares of Restricted Stock to officers, directors and employees. These shares of Restricted Stock vest over 20 equal quarterly installments. A total of 12,500 shares of restricted common stock were forfeited as a result of employees and officers terminating employment with the Company.

During 2008, the Company granted a total of 57,500 shares of Restricted Stock to officers, directors and employees. These shares of Restricted Stock vest over 20 equal quarterly installments. A total of 3,500 shares of Restricted Stock were forfeited as a result of employees and officers terminating employment with the Company.

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

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

During 2012, the Company granted a total of 92,000 shares of Restricted Stock to officers, directors, and employees. These shares of Restricted Stock vest over 20 equal quarterly installments. A total of 3,525 shares of Restricted Stock were forfeited as a result of employees terminating employment with the Company.

Changes during 2010, 2011 and 2012 in options outstanding under the Company’s combined plans (i.e. the 2012 Plan, the 2006 Plan, the 1995 Non-Employee Director Plan and the 1995 Stock Plan) were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2010	392,890	8.12
Granted in 2010	—	—
Canceled in 2010	—	—
Exercised in 2010	—	—
Outstanding at December 31, 2010	392,890	8.12
Granted in 2011	—	—
Canceled in 2011	—	—
Exercised in 2011	18,750	3.85
Outstanding at December 31, 2011	374,140	8.33
Granted in 2012	—	—
Canceled in 2012	—	—
Exercised in 2012	63,500	6.78
Outstanding at December 31, 2012	310,640	8.65
Exercisable at December 31, 2012	310,640	$8.65

The options exercisable at December 31, 2012 and 2011 were 310,640 and 374,140, respectively.

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2012 was $0.9 million. The intrinsic value is calculated as the difference between the market value as of December 31, 2012 and the exercise price of the shares. The market value as of December 31, 2012 was $11.09 as reported by The NASDAQ Global Market.

Stock options outstanding at December 31, 2012 are summarized as follows:

Range of Exercise Prices	Outstanding Options as of December 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable as of December 31, 2012	Weighted Average Exercise Price

$2.00 – $2.99	5,000	0.0	$2.13	5,000	$2.13
3.00 – 6.99	10,000	0.0	3.50	10,000	3.50
7.00 – 9.99	240,000	1.4	8.03	240,000	8.03
10.00–12.99	55,640	2.3	12.85	55,640	12.85
	310,640	1.5	$8.65	310,640	$8.65

Under the various plans, options that are cancelled can be reissued. At December 31, 2012 no options were reserved for future issuance.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

A summary of nonvested shares of Restricted Stock awards outstanding under the Company’s 2006 Plan and 2012 Plan as of December 31, 2012 and changes during the year then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2010	327,250	$11.03
Granted in 2010	150,500	8.57
Vested in 2010	(113,225)	10.49
Forfeited in 2010	(5,875)	9.21
Nonvested shares at December 31, 2010	358,650	$10.18
Granted in 2011	15,000	14.35
Vested in 2011	(103,000)	10.28
Forfeited in 2011	(8,375)	8.45
Nonvested shares at December 31, 2011	262,275	$10.44
Granted in 2012	92,000	12.32
Vested in 2012	(99,600)	10.10
Forfeited in 2012	(3,525)	11.79
Nonvested shares at December 31, 2012	251,150	$11.24

As of December 31, 2012, there was approximately $2.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.4 years.

For the years ended December 31, 2012, 2011 and 2010, we recognized share-based compensation cost of approximately $1.1 million, $1.1 million and $1.2 million, respectively, which is included in selling, general and administrative expenses.  The Company does not capitalize any share-based compensation cost.

8.  Defined Contribution Plan

The Company maintains a defined contribution plan covering substantially all domestic employees. Participating employees may make contributions to the plan, through payroll deductions. Matching contributions are made by the Company equal to 50% of the employee’s contribution to the extent such employee contribution did not exceed 6% of their compensation.  During the years ended December 31, 2012, 2011 and 2010, the Company expensed approximately $166 thousand, $147 thousand and $131 thousand, respectively, related to this plan.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

9.  Commitments and Contingencies

Leases

Operating leases primarily relate to the lease of the space used for our operations in Shrewsbury, New Jersey, Mississauga, Canada and Almere, Netherlands. Future minimum rental commitments under non-cancellable operating leases are as follows:

2013	$255
2014	237
2015	225
2016	19
2017	—
$736

Rent expense for the years ended December 31, 2012, 2011 and 2010 was approximately $229 thousand, $332 thousand and $387 thousand, respectively.

Employment Agreements

In the event that Simon Nynens, President and Chief Executive officer, employment is terminated without cause or by the rendering of a non-renewal notification, he is entitled to receive severance payments equal to twelve months salary and immediate vesting of all outstanding equity awards, and to purchase the car used by him at the “buy-out” price of any lease or fair market value, as applicable. Additionally, in the event that a change of control of the Company occurs (as described in the employment agreement), Mr. Nynens’ outstanding equity awards become immediately vested and he is entitled to receive a lump-sum payment equal to 2.9 times his then annual salary and actual incentive bonus earned in the year prior to such change in control.

The Company has entered into letter agreements with its Vice President of Operations, Chief Financial Officer, and Vice President of Accounting and Reporting, under which each are entitled to severance payments for six months at the then applicable annual base salary if the Company terminates their respective employment for any reason other than for cause.

Other

As of December 31, 2012, the Company is not committed by lines of credit, standby letters of credit, has no standby repurchase obligations or other commercial commitments. Other than employment arrangements and other management compensation arrangements, the Company is not engaged in any transactions with related parties. (See Note 12 Subsequent Events)

10. Industry, Segment and Geographic Information

The Company resells computer software and hardware developed by others and provides technical services directly to customers in the United States and Canada. We also operate a sales branch in Europe to serve our customers in this region of the world.

Geographic revenue and identifiable assets related to operations as of and for the years ended December 31, 2012, 2011 and 2010 were as follows. Revenue is allocated to a geographic area based on the location of

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

the sale, which is generally the customer’s country of domicile.  No one country other than the United Sates represents more than 10% of net sales for 2012, 2011 or 2010.

	2012	2011	2010
Net sales to Unaffiliated Customers:
United States	$251,991	$209,946	$174,180
Canada	22,245	18,672	15,048
Other	22,821	21,551	17,502
Total	$297,057	$250,169	$206,730

	2012	2011	2010
Identifiable Assets by Geographic Areas at December 31,
United States	$85,503	$69,309	$64,237
Canada	5,942	5,552	4,446
Total	$91,445	$74,861	$68,683

FASB ASC Topic 280, “Segment Reporting,” requires that public companies report profits and losses and certain other information on their “reportable operating segments” in their annual and interim financial statements. The internal organization used by the Company’s Chief Operating Decision Maker (CODM) to assess performance and allocate resources determines the basis for reportable operating segments. The Company’s CODM is the Chief Executive Officer.

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

As permitted by FASB ASC Topic 280, the Company has utilized the aggregation criteria in combining its operations in Canada with the domestic segments as they provide the same products and services to similar clients and are considered together when the CODM decides how to allocate resources.

Segment income is based on segment revenue less the respective segment’s cost of revenues as well as segment direct costs (including such items as payroll costs and payroll related costs, such as profit sharing, incentive awards and insurance) and excluding general and administrative expenses not attributed to a business unit. The Company only identifies accounts receivable and inventory by segment as shown below as “Selected Assets” by segment; it does not allocate its other assets, including capital expenditures by segment.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

	Year ended December 31,
	2012	2011	2010
Revenue:
Lifeboat Distribution	$217,342	$192,720	$149,151
TechXtend	79,715	57,449	57,579
	297,057	250,169	206,730
Gross Profit:
Lifeboat Distribution	$15,818	$16,804	$13,703
TechXtend	8,074	6,437	6,307
	23,892	23,241	20,010
Direct Costs:
Lifeboat Distribution	$4,512	$4,715	$3,934
TechXtend	3,567	3,058	2,932
	8,079	7,773	6,866
Segment Income Before Taxes:
Lifeboat Distribution	$11,306	$12,089	$9,769
TechXtend	4,507	3,379	3,375
Segment Income Before Taxes	15,813	15,468	13,144

General and administrative	7,298	6,850	6,341
Interest income	557	368	405
Foreign currency translation gains	17	1	2
Income before taxes	$9,089	$8,987	$7,210

Selected Assets By Segment:
Lifeboat Distribution	$30,258	$29,314
TechXtend	44,698	27,881
Segment Select Assets	74,956	57,195
Corporate Assets	16,489	17,666
Total Assets	$91,445	$74,861

The Company had three customers that accounted for more than 10% of total sales for 2012. For the year ended December 31, 2012, Software House International, CDW Corporation, and Insight accounted for 13.4%, 12.4% and 11.1%, respectively, of consolidated net sales and, as of December 31, 2012, 12.0%, 9.6%, and 8.3%, respectively, of total net accounts receivable. For the year ended December 31, 2011, CDW Corporation, Insight and Software House International accounted for 14.0%, 11.0% and 10.5%, respectively. For the year ended December 31, 2010, CDW Corporation accounted for 15.8% of consolidated net sales.  Our top five customers accounted for 44%, 42%, and 44% of consolidated net sales in 2012, 2011 and 2010, respectively.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

11. Quarterly Results of Operations (Unaudited)

The following table presents summarized quarterly results for 2012:

	First	Second	Third	Fourth

Net sales	$66,907	$69,169	$75,534	$85,447
Gross profit	5,567	5,590	5,698	7,037
Net income	1,029	1,304	1,352	1,804

Basic net income per common share	$0.23	$0.29	$0.30	$0.40
Diluted net income per common share	$0.22	$0.28	$0.29	$0.39

The following table presents summarized quarterly results for 2011:

	First	Second	Third	Fourth

Net sales	$51,549	$60,661	$63,741	$74,218
Gross profit	4,825	5,601	5,757	7,058
Net income	843	1,228	1,494	1,974

Basic net income per common share	$0.19	$0.28	$0.34	$0.45
Diluted net income per common share	$0.18	$0.26	$0.33	$0.43

12. Subsequent Events

On January 4, 2013, Wayside Technology Group, Inc. (“Wayside”), and certain of its wholly-owned subsidiaries (collectively, the “Company”), entered into a $10,000,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Business Loan Agreement (the “Loan Agreement”), Promissory Note (the “Note”), Commercial Security Agreements (the “Security Agreements”) and Commercial Pledge Agreement (the “Pledge Agreement”).  The Credit Facility, which will be used for business and working capital purposes, including financing of larger extended payment terms sales transactions which are becoming a more significant portion of the Company’s net sales, matures on January 4, 2016, at which time the Company must pay this loan in one payment of any outstanding principal plus all accrued unpaid interest. In addition, the Company will pay regular monthly payments of all accrued unpaid interest.  The interest rate for any borrowings under the Credit Facility is subject to change from time to time based on the changes in an independent index which is the LIBOR Rate (the “Index”).  If the Index becomes unavailable during the term of this loan, Citibank may designate a substitute index after notifying the Company.  Interest on the unpaid principal balance of the Note will be calculated using a rate of 1.500 percentage points over the Index.  The Credit Facility is secured by the assets of the Company.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

Among other affirmative covenants set forth in the Loan Agreement, the Company must maintain (i) a ratio of Total Liabilities to Tangible Net Worth (each as defined in the Loan Agreement) of not greater than 2.50 to 1.00, to be tested quarterly and (ii) a minimum Debt Service Coverage Ratio (as defined in the Loan Agreement) of 2.00 to 1.00.  Additionally, the Loan Agreement contains negative covenants related to, among other items, prohibitions against the creation of certain liens, engaging in any business activities substantially different than those currently engaged in by the Company, and paying dividends on Wayside’s stock other than (i) dividends payable in its stock and (ii) cash dividends in amounts and frequency consistent with past practice, without first securing the written consent of Citibank.

Wayside Technology Group, Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

(Amounts in thousands)

Description	Beginning Balance	Charged to Cost and Expense	Deductions	Ending Balance

Year ended December 31, 2010
Allowances for accounts receivable	$1,097	$480	$104	$1,473
Reserve for inventory obsolescence	$20	$—	$2	$18
Year ended December 31, 2011
Allowances for accounts receivable	$1,473	$161	$121	$1,513
Reserve for inventory obsolescence	$18	$31	$14	$35
Year ended December 31, 2012
Allowances for accounts receivable	$1,513	$272	$199	$1,586
Reserve for inventory obsolescence	$35	$24	$32	$27