Form 10-Q
period 2013-03-31
Wayside Technology Group, Inc.
filed 2013-05-01
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Check One:

Large Accelerated Filer ☐	Accelerated Filer☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 4,721,970 outstanding shares of common stock, par value $.01 per share, (“Common Stock”) as of April 29, 2013, not including 562,530 shares classified as treasury stock

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$13,591	$9,835
Marketable securities	—	4,411
Accounts receivable, net of allowances of $1,680 and $1,586, respectively	47,970	61,388
Inventory, net	1,629	1,717
Prepaid expenses and other current assets	1,265	1,281
Deferred income taxes	266	280
Total current assets	64,721	78,912

Equipment and leasehold improvements, net	374	375
Accounts receivable-long-term	8,263	11,851
Other assets	153	71
Deferred income taxes	215	236

	$73,726	$91,445
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$41,687	$59,265
Current portion - capital lease obligation	28	55
Total current liabilities	41,715	59,320

Commitments and contingencies

Stockholders’ equity
Common Stock, $.01 par value; 10,000,000 shares authorized, 5,284,500 shares issued; 4,739,358 and 4,740,873 shares outstanding, respectively	53	53
Additional paid-in capital	27,822	27,712
Treasury stock, at cost, 545,142 and 543,627 shares, respectively	(5,692)	(5,373)
Retained earnings	9,586	9,316
Accumulated other comprehensive income	242	417
Total stockholders’ equity	32,011	32,125
	$73,726	$91,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

(Amounts in thousands, except per share data)

	Three months ended March 31,
	2013	2012

Net sales	$65,980	$66,907

Cost of sales	60,667	61,340

Gross profit	5,313	5,567

Selling, general and administrative expenses	3,917	3,987

Income from operations	1,396	1,580

Other income:
Interest, net	130	124

Foreign currency transaction gain	5	1

Income before provision for income taxes	1,531	1,705

Provision for income taxes	511	676

Net income	$1,020	$1,029

Income per common share — Basic	$0.23	$0.23

Income per common share —Diluted	$0.22	$0.22

Weighted average common shares outstanding — Basic	4,477	4,427

Weighted average common shares outstanding — Diluted	4,602	4,612

Dividends paid per common share	$0.16	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three months ended March 31,
	2013	2012

Net income	$1,020	$1,029

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(186)	68
Reclassification adjustment for loss realized in net income on available-for-sale marketable securities	11	—
Unrealized gain on available-for-sale marketable securities	—	4
Other comprehensive (loss) income	(175)	72

Comprehensive income	$845	$1,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Treasury		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income	Total

Balance at January 1, 2013	5,284,500	$53	$27,712	543,627	$(5,373)	$9,316	$417	$32,125
Net income						1,020		1,020
Translation adjustment							(186)	(186)
Reclassification adjustment for loss realized in net income on available- for-sale marketable securities							11	11
Dividends paid						(750)		(750)
Share-based compensation expense			271					271
Restricted stock grants (net of forfeitures)			(193)	(40,000)	193			—
Tax benefit from share-based compensation			32					32
Treasury shares repurchased				41,515	(512)			(512)
Balance at March 31, 2013	5,284,500	$53	27,822	545,142	(5,692)	9,586	242	32,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$1,020	$1,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	74	81
Deferred income tax expense	34	24
Provision for doubtful accounts receivable	37	95
Share-based compensation expense	271	231
Changes in operating assets and liabilities:
Accounts receivable	16,872	354
Inventory	88	7
Prepaid expenses and other current assets	14	695
Accounts payable and accrued expenses	(17,548)	(1,341)
Other assets	(82)	10
Net cash provided by operating activities	780	1,185

Cash flows provided by (used in) investing activities
Purchases of available-for-sale securities	(920)	(680)
Redemptions of available-for-sale securities	5,342	1,225
Purchase of equipment and leasehold improvements	(72)	(57)
Net cash provided by investing activities	4,350	488

Cash flows from financing activities
Dividends paid	(750)	(743)
Purchase of treasury stock	(512)	(113)
Tax benefit from share-based compensation	32	(39)
Repayment of capital lease obligations	(27)	(21)
Net cash used in financing activities	(1,257)	(916)

Effect of foreign exchange rate on cash	(117)	20

Net increase in cash and cash equivalents	3,756	777
Cash and cash equivalents at beginning of period	9,835	9,202
Cash and cash equivalents at end of period	$13,591	$9,979

Supplementary disclosure of cash flow information:
Income taxes paid
Interest paid	$574	$1,001
	$10	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(Amounts in tables in thousands, except share and per share amounts)

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

The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, stock-based compensation, and contingencies and litigation. The Company bases its estimates on its historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the opinion of the Company’s management, all adjustments that are of a normal recurring nature, considered necessary for fair presentation, have been included in the accompanying financial statements. The Company’s actual results may differ from these estimates under different assumptions or conditions. The unaudited condensed consolidated statements of earnings for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities Exchange Commission for the year ended December 31, 2012.

2.                                             Assets and liabilities of the Company’s foreign subsidiaries have been translated at current exchange rates, and related sales and expenses have been translated at average rates of exchange in effect during the period. The sales from our Canadian operations in the first three months of 2013 were $4.8 million as compared to $5.9 million for the first three months of 2012.

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

March 31, 2013

(Amounts in tables in thousands, except share and per share amounts)

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

5.                                      The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value at March 31, 2013 and December 31, 2012 because of the relative short maturity of these instruments.

There were no available-for-sale securities as of March 31, 2013.

Investments in available-for-sale securities at December 31, 2012 were:

	Cost	Market value	Unrealized (loss)
Certificates of deposit	$4,422	$4,411	$(11)
Total Marketable securities	$4,422	$4,411	$(11)

The cost and market value of the Company’s investments at December 31, 2012 determined by contractual maturity were :

	Cost	Estimated Fair Value
Due in one year or less	$4,422	$4,411

6.                                      The Company accounts for the fair value measurement in accordance with FASB ASC Topic 820 “Fair Value Measurement and Disclosure”, which establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurements. The Company uses the following methods for determining fair value in accordance with FASB ASC Topic 820. For assets and liabilities that are measured using quoted prices in active markets for the identical asset or liability, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs (Level 1). Assets and liabilities that are measured using significant other observable inputs are valued by reference to similar assets or liabilities, such as quoted prices for similar assets or liabilities, quoted prices in

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(Amounts in tables in thousands, except share and per share amounts)

markets that are not active, or other inputs that are observable or can be corroborated by observable market data (Level 2). For all remaining assets and liabilities for which there are no significant observable inputs, fair value is derived using an assessment of various discount rates, default risk, credit quality and the overall capital market liquidity (Level 3).

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets:

		Fair Value Measurements at December 31, 2012 Using
Description	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Certificates of deposit	$4,411	$—	$4,411	$—

Certificates of deposit - The fair value of certificates of deposit is estimated using third-party quotations for similar assets. These deposits are categorized in Level 2 of the fair value hierarchy.

7.                          Balance Sheet Detail:

Equipment and leasehold improvements consist of the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Equipment	$2,983	$2,913
Leasehold improvements	560	561
	3,543	3,474
Less accumulated depreciation and amortization	(3,169)	(3,099)
	$374	$375

Accounts payable and accrued expenses consist of the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Trade accounts payable	$38,975	$55,734
Accrued expenses	2,712	3,531
	$41,687	$59,265

Accumulated other comprehensive income consists of the following as of March 31, 2013 and December 31, 2012:

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(Amounts in tables in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012

Foreign currency translation adjustments	$242	$428
Unrealized (loss) on marketable securities	—	(11)
	$242	$417

8.                                      On January 4, 2013, Wayside Technology Group, Inc. (“Wayside”), and certain of its wholly-owned subsidiaries (collectively, the “Company”), entered into a $10,000,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Business Loan Agreement (the “Loan Agreement”), Promissory Note (the “Note”), Commercial Security Agreements (the “Security Agreements”) and Commercial Pledge Agreement (the “Pledge Agreement”).  The Credit Facility, which will be used for business and working capital purposes, including financing of larger extended payment terms sales transactions which are becoming a more significant portion of the Company’s net sales.  The Credit Facility matures on January 4, 2016, at which time the Company must pay this loan in one payment of any outstanding principal plus all accrued unpaid interest. In addition, the Company will pay regular monthly payments of all accrued unpaid interest.  The interest rate for any borrowings under the Credit Facility is subject to change from time to time based on the changes in an independent index which is the LIBOR Rate (the “Index”).  If the Index becomes unavailable during the term of this loan, Citibank may designate a substitute index after notifying the Company.  Interest on the unpaid principal balance of the Note will be calculated using a rate of 1.500 percentage points over the Index.  The Credit Facility is secured by the assets of the Company.

Among other affirmative covenants set forth in the Loan Agreement, the Company must maintain (i) a ratio of Total Liabilities to Tangible Net Worth (each as defined in the Loan Agreement) of not greater than 2.50 to 1.00, to be tested quarterly and (ii) a minimum Debt Service Coverage Ratio (as defined in the Loan Agreement) of 2.00 to 1.00.  Additionally, the Loan Agreement contains negative covenants related to, among other items, prohibitions against the creation of certain liens, engaging in any business activities substantially different than those currently engaged in by the Company, and paying dividends on Wayside’s stock other than (i) dividends payable in its stock and (ii) cash dividends in amounts and frequency consistent with past practice, without first securing the written consent of Citibank. We are in compliance with all covenants at March 31, 2013.

At March 31, 2013, the Company had no borrowings outstanding under the Credit Facility. The weighted average interest rate under the line of credit was approximately 1.70% for the quarter ended March 31, 2013.

9.                                Basic Earnings Per Share (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted average number of shares of Common Stock outstanding during the period.  Diluted EPS is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding, adjusted for potentially dilutive securities including unexercised stock option grants and nonvested shares of restricted stock.

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(Amounts in tables in thousands, except share and per share amounts)

	Three months ended March 31,
	2013	2012
Numerator:
Net income	$1,020	$1,029
Denominator:
Weighted average shares (Basic)	4,477	4,427
Dilutive effect of outstanding options and non-vested shares of restricted stock	125	185

Weighted average shares including assumed conversions (Diluted)	4,602	4,612

Basic net income per share	$0.23	$0.23
Diluted net income per share	$0.22	$0.22

10.                         The Company had one major vendor that accounted for 10.4% of total purchases during the three months that ended March 31, 2013. The Company had one major vendor that accounted for 15.6% of total purchases during the three months ended March 31, 2012. The Company had three major customers that accounted for 14.5%, 14.4% and 11.3%, respectively, of its total net sales during the three months ended March 31, 2013. These same customers accounted for 13.2%, 12.1% and 8.4%, respectively, of total net accounts receivable as of March 31, 2013. The Company had three major customers that accounted for 13.1%, 10.5% and 11.6%, respectively, of total net sales for the three months ended March 31, 2012.

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

The effective tax rate for the three months ended March 31, 2013 was 33.4% compared with 39.6% for the same period last year. The current quarter was primarily impacted by a change in the state of New Jersey’s apportionment rules which lowered our state rate compared with the prior period.

12.                         The 2012 Stock-Based Compensation Plan (the “2012 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2012 Plan was 600,000.  As of March 31, 2013, the number of shares of Common stock available for future award grants to employees and directors under the 2012 Plan is 593,775.

The 2006 Stock-Based Compensation Plan (the “2006 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses, and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2006 Plan was 800,000. As of March 31, 2013, there are no shares of Common Stock available for future award grants to employees and directors under the 2006 Plan.

During 2006, the Company granted a total of 315,000 shares of Restricted Stock to officers, directors and employees. Included in this grant were 200,000 Restricted Shares granted to the Company’s CEO in

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(Amounts in tables in thousands, except share and per share amounts)

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

During 2013, the Company granted a total of 40,000 shares of Restricted Stock to officers. These shares of Restricted Stock vest over 16 equal quarterly installments.

Changes during 2013 in options outstanding under the Company’s combined plans (i.e., the 2012 Plan, the 2006 Plan, the 1995 Non-Employee Director Plan and the 1995 Stock Option Plan) were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($M)(1)
Outstanding at January 1, 2013	310,640	$8.65
Granted in 2013	—	—
Canceled in 2013	—	—
Exercised in 2013	—	—
Outstanding at March 31, 2013	310,640	$8.65	1.3	$1.1
Exercisable at March 31, 2013	310,640	$8.65	1.3	$1.1

(1) The intrinsic value of an option is calculated as the difference between the market value on the last trading day of the quarter (March 28, 2013) and the exercise price of the outstanding options. The market value as of

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(Amounts in tables in thousands, except share and per share amounts)

March 28, 2013 was $11.88 per share represented by the closing price as reported by The NASDAQ Global Market on that day.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(Amounts in tables in thousands, except share and per share amounts)

A summary of nonvested shares of Restricted Stock awards outstanding under the Company’s the 2012 Plan and 2006 Plan as of March 31, 2013, and changes during the three months then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2013	251,150	$11.24
Granted in 2013	40,000	13.14
Vested in 2013	(26,275)	10.31
Forfeited in 2013	—	—
Nonvested shares at March 31, 2013	264,875	$11.37

As of March 31, 2013, there is approximately $3.0 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.3 years.

For the three months ended March 31, 2013 and 2012, the Company recognized share-based compensation cost of approximately $271 and $231, respectively, which is included in the Company’s selling, general and administrative expense.

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

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(Amounts in tables in thousands, except share and per share amounts)

The following segment reporting information of the Company is provided (in thousands):

	Three months ended
	March 31,
	2013	2012
Revenue:
Lifeboat Distribution	$53,869	$49,301
TechXtend	12,111	17,606
	65,980	66,907
Gross Profit:
Lifeboat Distribution	$3,772	$3,784
TechXtend	1,541	1,783
	5,313	5,567
Direct Costs:
Lifeboat Distribution	$1,105	$1,131
TechXtend	889	841
	1,994	1,972
Segment Income:
Lifeboat Distribution	$2,667	$2,653
TechXtend	652	942
Segment Income	3,319	3,595

General and administrative	$1,923	$2,015
Interest, net	130	124
Foreign currency translation gains	5	1
Income before taxes	$1,531	$1,705

As of March 31, 2013
Selected Assets By Segment:
Lifeboat Distribution	$27,671
TechXtend	30,191
Segment Select Assets	57,862
Corporate Assets	15,864
Total Assets	$73,726

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of risk and uncertainties, including those set forth under the heading “Certain Factors Affecting Results of Operations and Stock Price” and elsewhere in this report and those set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the accompanying unaudited  condensed consolidated financial statements and related notes included in this report and the consolidated financial statements and related notes included in our 2012 Annual Report on Form 10-K.

Overview

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

The Company’s sales, gross profit and results of operations have fluctuated and are expected to continue to fluctuate on a quarterly basis as a result of a number of factors, including but not limited to: the availability and level of vendor rebates and discounts, the loss of any major vendor, our customers ability to meet their payment obligations in a timely manner, the extent to which the Company finalizes larger sales transactions with extended payment terms, the condition of the software industry in general, shifts in demand for software products, pricing, industry shipments of new software products or upgrades, the timing of new merchandise and catalog offerings, fluctuations in response rates, fluctuations in merchandise returns, adverse weather conditions that affect response, distribution or shipping, shifts in the timing of holidays and changes in the Company’s product offerings. The Company’s operating expenditures are based on sales forecasts. If sales do not meet expectations in any given quarter, operating results may be materially adversely affected.

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Three months ended March 31,
	2013	2012
Net sales	100.0%	100.0%
Cost of sales	91.9	91.7
Gross profit	8.1	8.3
Selling, general and administrative expenses	6.0	6.0
Income from operations	2.1	2.3
Interest income, net	.2	0.2
Realized foreign currency exchange gain	—	—
Income before income taxes	2.3	2.5
Provision for income taxes	0.8	1.0
Net income	1.5%	1.5%

Net Sales

Net sales for the first quarter ended March 31, 2013 decreased 1% or $0.9 million to $66.0 million compared to $66.9 million for the same period in 2012. Total sales for the first quarter of 2013 for our Lifeboat Distribution segment were $53.9 million compared to $49.3 million in the first quarter of 2012, representing an increase of $4.6 million or 9%. Total sales for the first quarter of 2013 for our TechXtend segment were $12.1 million compared to $17.6 million in the first quarter of 2012, representing a decrease of $5.5 million or 31%.

The 9% increase in net sales for the Lifeboat Distribution segment was mainly a result of the strengthening of our account penetration, our continued focus on the expanding virtual infrastructure-centric business and the addition of several key product lines. The 31% decrease in net sales in the TechXtend segment was primarily due to a decrease in extended payment terms sales transactions as compared to exceptionally strong levels of extended payment terms sales in the first quarter ended March 31, 2012.

Gross Profit

Gross Profit for the first quarter ended March 31, 2013 was $5.3 million, a 5% decrease as compared to $5.6 million for the first quarter of 2012. Gross profit for our Lifeboat segment in the first quarter of 2013 and 2012 was $3.8 million for each period. Although Lifeboat Distribution’s net sales increased its gross profit remained flat due to a decrease in its gross profit margin.  Gross profit for our TechXtend segment in the first quarter of 2013 was $1.5 million compared to $1.8 million for the first quarter of 2012, representing a 14% decrease. This decrease for the TechXtend segment was primarily due to the decreased sales volume, including a decrease in extended payment terms sales transactions.

Gross profit margin (gross profit as a percentage of net sales) for the first quarter ended March 31, 2013 was 8.1% compared to 8.3% for the first quarter of 2012.  Gross profit margin for our Lifeboat Distribution segment for the first quarter of 2013 was 7.0% compared to 7.7% for the first quarter of 2012. The decrease in gross profit margin for the Lifeboat Distribution segment was caused by the continued pressure on discounts and rebates earned and competitive pricing pressure. Gross profit margin for our TechXtend segment for the first quarter of 2013 was 12.7% compared to 10.1% for the first quarter of 2012. The increase in gross profit margin for the TechXtend segment was primarily caused by fewer larger extended payment term sales transactions during the quarter which typically carry lower margins.

Vendor rebates and discounts for the quarter ended March 31, 2013 amounted to $0.4 million compared to $0.3 million for the first quarter of 2012. Vendor rebates are dependent on reaching certain targets set by our vendors. Vendors have been periodically substantially increasing their target revenues for rebate eligibility.  The Company monitors gross profits and gross profit margins carefully.  Price competition in our market continued to intensify in 2013, with competitors lowering their prices significantly and the Company responded immediately.  We anticipate that margins, as well as discounts and rebates, for the remainder of the year will continue to be affected by this current trend.  To the extent that the Company finances larger transactions with extended payment terms, as anticipated, gross margins also will be negatively impacted.

Selling, General and Administrative Expenses

Total selling, general, and administrative (“SG&A”) expenses for the first quarter of 2013 were $3.9 million compared to $4.0 million for the first quarter of 2012, representing a decrease of $0.1 million or 1.8%.  This decrease is primarily the result of a decrease in commissions and bonus expense (which are based on gross profit) offset by an increase in salary expense (from increased headcount in sales, finance and operations to support business growth) in 2013 compared to 2012. As a percentage of net sales, SG&A expenses for first quarter of 2013 were 6.0% compared to 6.0% for the first quarter of 2012.

Direct selling costs (a component of SG&A) for the first quarter of 2013 were $2.0 million compared to $2.0 million for the first quarter of 2012. Total direct selling costs for our Lifeboat Distribution segment for the first quarter of 2013 were $1.1 million compared to $1.1 million for the same period in 2012.  Total direct selling costs for our TechXtend segment for the first quarter of 2013 were $0.9 million compared to $0.8 million for the same period in 2012.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary by quarter depending on changes in sales volume, and levels of continuing investments in employee headcount and marketing. We continue to monitor our SG&A expenses closely.

Income Taxes

For the three months ended March 31, 2013, the Company recorded a provision for income taxes of $511,000 or 33.4% of income, compared to  $676,000 or 39.6% of income for the same period in 2012. The current quarter was impacted primarily by a change in state apportionment rules which lowered our state rate compared with the prior period.

Liquidity and Capital Resources

During the first three months of 2013 our cash and cash equivalents increased by $3.8 million to $13.6 million at March 31, 2013, from $9.8 million at December 31, 2012. During the first three months of 2013, net cash provided by operating activities amounted to $0.8 million, net cash provided by investing activities amounted to $4.4 million and net cash used in financing activities amounted to $1.3 million.

Net cash provided by operating activities in the first the three months of 2013 was $0.8 million and primarily resulted from $1.4 million in net income excluding non-cash charges, and a $16.9 million decrease in accounts receivable and a decrease of $0.1 million in inventory partially offset by a $17.5 million decrease in accounts payable and accrued expenses, and a $0.1 million increase in other operating assets and liabilities. The decreases in accounts receivable and account payable and accrued expenses were mainly due to lower sales volume, including sales on extended payment terms, in the first quarter of 2013 compared to the fourth quarter of 2012.

Net cash provided by investing activities in the first three months of 2013 amounted to $4.4 million. This primarily resulted from net redemptions of $4.4 million in marketable securities net, partially offset by capital expenditures of $0.1 million. These marketable securities were highly rated, highly liquid and were classified as available-for-sale securities in accordance with ASC Topic 320 “Investments in Debt and Equity Securities”, and as a result, unrealized gains and losses were reported as part of accumulated other comprehensive income.

Net cash used in financing activities in the first three months of 2013 amounted to $1.3 million. This consisted primarily of dividends paid of $0.8 million and Common Stock repurchases of $0.5 million.

The Company’s current and anticipated use of its cash and cash equivalents is, and will continue to be, to fund working capital, operational expenditures, the Common Stock repurchase program and dividends if declared by the board of directors.

We believe that the funds held in cash and cash equivalents and our unused borrowings on our credit facility will be sufficient to fund our working capital and cash requirements for at least the next 12 months.

Contractual Obligations as of March 31, 2013 are summarized as follows:

Payment due by Period	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt obligations	—	—	—	—	—
Capital Lease obligations	$28	$28	—	—	—
Operating Lease obligations (1)	$685	$263	$422	—	—
Purchase Obligations	—	—	—	—	—
Other Long term Obligations reflected on the Company’s Balance Sheet under GAAP	—	—	—	—	—
Total Contractual Obligations	$713	$291	$422	—	—

(1)  Operating leases relate primarily to the leases of the space used for our operations in Shrewsbury, New Jersey, Mississauga, Canada and Almere, Netherlands. The commitments for operating leases include the minimum rent payments.

On January 4, 2013, the Company, entered into a $10,000,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Business Loan Agreement (the “Loan Agreement”), Promissory Note (the “Note”), Commercial Security Agreements (the “Security Agreements”) and Commercial Pledge Agreement (the “Pledge Agreement”).  The Credit Facility, which will be used for business and working capital purposes, including financing of larger extended payment terms sales transactions which are becoming a more significant portion of the Company’s net sales.  The Credit Facility matures on January 4, 2016, at which time the Company must pay this loan in one payment of any outstanding principal plus all accrued unpaid interest. In addition, the Company will pay regular monthly payments of all accrued unpaid interest.  The interest rate for any borrowings under the Credit Facility is subject to change from time to time based on the changes in an independent index which is the LIBOR Rate (the “Index”).  If the Index becomes unavailable during the term of this loan, Citibank may designate a substitute index after notifying the Company.  Interest on the unpaid principal balance of the Note will be calculated using a rate of 1.500 percentage points over the Index.  The Credit Facility is secured by the assets of the Company.

Among other affirmative covenants set forth in the Loan Agreement, the Company must maintain (i) a ratio of Total Liabilities to Tangible Net Worth (each as defined in the Loan Agreement) of not greater than 2.50 to 1.00, to be tested quarterly and (ii) a minimum Debt Service Coverage Ratio (as defined in the Loan Agreement) of 2.00 to 1.00.  Additionally, the Loan Agreement contains negative covenants related to, among other items, prohibitions against the creation of certain liens, engaging in any business activities substantially different than those currently engaged in by the Company, and paying dividends on Wayside’s stock other than (i) dividends payable in its stock and (ii) cash dividends in amounts and frequency consistent with past practice, without first securing the written consent of Citibank. We are in compliance with all covenants at March 31, 2013.

At March 31, 2013, the Company had no borrowings outstanding under the Credit Facility. The weighted average interest rate under the line of credit was approximately 1.70% for the quarter ended March 31, 2013.

The Company is not committed by standby letters of credit and has no standby repurchase obligations. The Company is not engaged in any transactions with related parties.

Foreign Exchange

The Company’s Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. We are subject to fluctuations primarily in the Canadian Dollar-to-U.S. Dollar exchange rate.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

The Company believes the following critical accounting policies, used in the preparation of its unaudited condensed consolidated financial statements affect its more significant judgments and estimates.

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

Under the fair value recognition provision stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense as it is amortized on a straight-line basis over the requisite service period, which is the vesting period. We make certain assumptions in order to value and expense our various share-based compensation awards. In connection with valuing stock options, we use the Black-Scholes model, which requires us to consider certain facts and to estimate certain subjective assumptions. The key facts and assumptions we consider are: (i) the expected volatility of our Common Stock; (ii) the expected term of the award; and (iii) the expected forfeiture rate. In connection with our restricted stock program we make assumptions principally related to the forfeiture rate. We review our valuation assumptions periodically and, as a result, we may change our valuation assumptions used to value stock based awards granted in future periods. Such changes may lead to a significant change in the expense we recognize in connection with share-based payments.

Certain Factors Affecting Results of Operations and Stock Price

This report includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements in this report regarding future events or conditions, including but not limited to statements regarding industry prospects and the Company’s expected financial position, results of operations, business and financing plans, are forward-looking statements. .   These statements can be identified by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” and “continue” or similar words.

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Substantial risks and uncertainties unknown at this time could cause actual results to differ materially from those indicated by such forward-looking statements, including, but not limited to, the continued acceptance of the Company’s distribution channel by vendors and customers, the timely availability and acceptance of new products, product mix, market conditions, competitive pricing pressures, contribution of key vendor relationships and support programs, including vendor rebates and discounts, as well as factors that affect the software industry in general and other factors generally. We strongly urge current and prospective investors to carefully consider the cautionary statements and risk factors contained in this report and our annual report on Form 10-K for the year ended December 31, 2012.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In addition to its activities in the United States, 7.4% of the Company sales during the three months ended March 31, 2013 was generated in Canada. We are subject to general risks attendant to the conduct of business in Canada, including economic uncertainties and foreign government regulations. In addition, the Company’s Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Foreign Currency Transactions Gain (Loss).”

The Company’s cash balance is invested in short-term savings accounts with our primary banks, Citibank, and JPMorgan Chase Bank. As such, we believe that the risk of significant changes in the value of our cash invested is minimal.

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the repurchase of Common Stock by the Company and its affiliated purchasers during the first quarter of 2013.

ISSUER PURCHASE OF EQUITY SECURITIES

	Total Number of Shares		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Period	Purchased		(2)	Programs	(3)	(4)(5)

January 1, 2013- January 31, 2013	15,000		$11.83	15,000	$11.83	327,478
February 1, 2013- February 28, 2013	18,915	(1)	12.61	8,100	12.69	319,378
March 1, 2013- March 31, 2013	7,600		12.58	7,600	12.58	311,778
Total	41,515		$12.32	30,700	$12.24	311,778

(1) Includes 10,815 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (4) below.

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

(5) On October 23, 2012, the Board of Directors of the Company approved, and on October 29, 2012, the Company entered into a written purchase plan intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Plan”).  Purchases involving shares of the Company’s Common Stock under the Plan may take place commencing October 29, 2012, and the Plan is intended to be in effect until October 29, 2014.  Pursuant to the Plan, the Company’s broker shall effect purchases of up to an aggregate of 350,000 shares of Common Stock.

Item 6. Exhibits

(a)                           Exhibits

10.61                 Restricted Stock Letter, dated February 5, 2013, between Simon F. Nynens and Wayside Technology Group, Inc.

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

101                           The following financial information from Wayside Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on  May 1, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Earnings, (3) Condensed Consolidated Statements of Stockholders’ Equity, (4) Condensed Consolidated Statements of Comprehensive Income, (5) Condensed Consolidated Statements of Cash Flows, and (6) the Notes to the Unaudited Condensed Consolidated Financial Statements,.*

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

WAYSIDE TECHNOLOGY GROUP, INC

May 1, 2013		By:	/s/ Simon F. Nynens

Date	Simon F. Nynens, Chairman of the Board,
President and Chief Executive Officer

May 1, 2013	By:	/s/ Thomas J. Flaherty
Date	Thomas J. Flaherty, Vice President and
Chief Financial Officer