Form 10-Q
period 2013-06-30
Wayside Technology Group, Inc.
filed 2013-07-31
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

There were 4,679,553 outstanding shares of common stock, par value $.01 per share, (“Common Stock”) as of July 26, 2013, not including 604,947 shares classified as treasury stock

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,021	$9,835
Marketable securities	—	4,411
Accounts receivable, net of allowances of $1,728 and $1,586, respectively	53,454	61,388
Inventory, net	1,747	1,717
Prepaid expenses and other current assets	1,518	1,281
Deferred income taxes	286	280
Total current assets	69,026	78,912

Equipment and leasehold improvements, net	372	375
Accounts receivable-long-term	8,835	11,851
Other assets	153	71
Deferred income taxes	215	236

	$78,601	$91,445

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$46,309	$59,265
Current portion - capital lease obligation	14	55
Total current liabilities	46,323	59,320

Commitments and contingencies

Stockholders’ equity
Common Stock, $.01 par value; 10,000,000 shares authorized, 5,284,500 shares issued; 4,696,553 and 4,740,873 shares outstanding, respectively	53	53
Additional paid-in capital	28,040	27,712
Treasury stock, at cost, 587,947 and 543,627 shares, respectively	(6,304)	(5,373)
Retained earnings	10,383	9,316
Accumulated other comprehensive income	106	417
Total stockholders’ equity	32,278	32,125
	$78,601	$91,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

(Amounts in thousands, except per share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2013	2012	2013	2012

Net sales	$140,075	$136,076	$74,095	$69,169
Cost of sales	128,797	124,919	68,130	63,579
Gross profit	11,278	11,157	5,965	5,590
Selling, general and administrative expenses	7,731	7,538	3,814	3,551
Income from operations	3,547	3,619	2,151	2,039
Other income:
Interest, net	276	254	146	130
Foreign currency transaction gain	21	1	16	—
Income before provision for income taxes	3,844	3,874	2,313	2,169
Provision for income taxes	1,284	1,541	773	865
Net income	$2,560	$2,333	$1,540	$1,304
Income per common share — Basic	$0.57	$0.52	$0.35	$0.29
Income per common share —Diluted	$0.56	$0.50	$0.34	$0.28
Weighted average common shares outstanding — Basic	4,464	4,449	4,451	4,471
Weighted average common shares outstanding — Diluted	4,578	4,632	4,557	4,656
Dividends paid per common share	$0.32	$0.32	$0.16	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Six months ended		Three months ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$2,560	$2,333	$1,540	$1,304

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(322)	(7)	(136)	(75)
Reclassification adjustment for loss realized in net income on available-for-sale marketable securities	11	—	—	—
Unrealized gain on available-for-sale marketable securities	—	5	—	1
Other comprehensive (loss) income	(311)	(2)	(136)	(74)

Comprehensive income	$2,249	$2,331	$1,404	$1,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Treasury		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income	Total

Balance at January 1, 2013	5,284,500	$53	$27,712	543,627	$(5,373)	$9,316	$417	$32,125
Net income						2,560		2,560
Translation adjustment							(322)	(322)
Reclassification adjustment for loss realized in net income on available-for-sale marketable securities							11	11
Dividends paid						(1,493)		(1,493)
Share-based compensation expense			551					551
Restricted stock grants (net of forfeitures)			(280)	(56,500)	280			—
Tax benefit from share-based compensation			57					57
Treasury shares repurchased				100,820	(1,211)			(1,211)
Balance at June 30, 2013	5,284,500	$53	28,040	587,947	(6,304)	10,383	106	32,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six months ended
	June 30,
	2013	2012

Cash flows from operating activities
Net income	$2,560	$2,333
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	150	163
Deferred income tax expense	14	(18)
Provision for doubtful accounts receivable	112	95
Share-based compensation expense	551	463
Changes in operating assets and liabilities:
Accounts receivable	10,603	(4,077)
Inventory	(30)	(67)
Prepaid expenses and other current assets	(240)	740
Accounts payable and accrued expenses	(12,910)	(18)
Other assets	(82)	(21)
Net cash provided by (used in) operating activities	728	(407)

Cash flows provided by (used in) investing activities
Purchases of available-for-sale securities	(920)	(2,886)
Redemptions of available-for-sale securities	5,342	2,695
Purchase of equipment and leasehold improvements	(146)	(73)
Net cash provided by (used in) investing activities	4,276	(264)

Cash flows from financing activities
Dividends paid	(1,493)	(1,486)
Purchase of treasury stock	(1,211)	(277)
Tax benefit from share-based compensation	57	112
Repayment of capital lease obligations	(41)	(34)
Proceeds from stock option exercises	—	409

Net cash used in financing activities	(2,688)	(1,276)

Effect of foreign exchange rate on cash	(130)	(18)

Net increase (decrease) in cash and cash equivalents	2,186	(1,965)
Cash and cash equivalents at beginning of period	9,835	9,202
Cash and cash equivalents at end of period	$12,021	$7,237

Supplementary disclosure of cash flow information:
Income taxes paid	$1,593	$1,960
Interest paid	$10	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2013

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

2.             Assets and liabilities of the Company’s foreign subsidiaries have been translated at current exchange rates, and related sales and expenses have been translated at average rates of exchange in effect during the period. The sales from our Canadian operations in the first six months of 2013 were $10.6 million as compared to $11.5 million for the first six months of 2012. The sales from our Canadian operations for the second quarter of 2013 were $5.7 million as compared to $5.6 million for the second quarter of 2012.

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

June 30, 2013

(Amounts in tables in thousands, except share and per share amounts)

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

5.             The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value at June 30, 2013 and December 31, 2012 because of the relative short maturity of these instruments.

There were no available-for-sale securities as of June 30, 2013.

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

June 30, 2013

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

7.         Balance Sheet Detail:

Equipment and leasehold improvements consist of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Equipment	$2,986	$2,913
Leasehold improvements	556	561
	3,542	3,474
Less accumulated depreciation and amortization	(3,170)	(3,099)
	$372	$375

Accounts payable and accrued expenses consist of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Trade accounts payable	$43,871	$55,734
Accrued expenses	2,438	3,531
	$46,309	$59,265

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(Amounts in tables in thousands, except share and per share amounts)

Accumulated other comprehensive income consists of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Foreign currency translation adjustments	$106	$428
Unrealized (loss) on marketable securities	—	(11)
	$106	$417

8.             On January 4, 2013, Wayside Technology Group, Inc. (“Wayside”), and certain of its wholly-owned subsidiaries (collectively, the “Company”), entered into a $10,000,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Business Loan Agreement (the “Loan Agreement”), Promissory Note (the “Note”), Commercial Security Agreements (the “Security Agreements”) and Commercial Pledge Agreement (the “Pledge Agreement”).  The Credit Facility will be used for business and working capital purposes, including financing of larger extended payment terms sales transactions.  The Credit Facility matures on January 4, 2016, at which time the Company must pay this loan in one payment of any outstanding principal plus all accrued unpaid interest. In addition, the Company will pay regular monthly payments of all accrued unpaid interest.  The interest rate for any borrowings under the Credit Facility is subject to change from time to time based on the changes in an independent index which is the LIBOR Rate (the “Index”).  If the Index becomes unavailable during the term of this loan, Citibank may designate a substitute index after notifying the Company.  Interest on the unpaid principal balance of the Note will be calculated using a rate of 1.500 percentage points over the Index.  The Credit Facility is secured by the assets of the Company.

Among other affirmative covenants set forth in the Loan Agreement, the Company must maintain (i) a ratio of Total Liabilities to Tangible Net Worth (each as defined in the Loan Agreement) of not greater than 2.50 to 1.00, to be tested quarterly and (ii) a minimum Debt Service Coverage Ratio (as defined in the Loan Agreement) of 2.00 to 1.00.  Additionally, the Loan Agreement contains negative covenants related to, among other items, prohibitions against the creation of certain liens, engaging in any business activities substantially different than those currently engaged in by the Company, and paying dividends on Wayside’s stock other than (i) dividends payable in its stock and (ii) cash dividends in amounts and frequency consistent with past practice, without first securing the written consent of Citibank. The Company is in compliance with all covenants at June 30, 2013.

At June 30, 2013, the Company had no borrowings outstanding under the Credit Facility.  The Company had no interest expense related to the Credit Facility for the quarter ended June 30, 2013.

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

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(Amounts in tables in thousands, except share and per share amounts)

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	Six months ended		Three months ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Net income	$2,560	$2,333	$1,540	$1,304
Denominator:
Weighted average shares (Basic)	4,464	4,449	4,451	4,471
Dilutive effect of outstanding options and non-vested shares of restricted stock	114	183	106	185

Weighted average shares including assumed conversions (Diluted)	4,578	4,632	4,557	4,656

Basic net income per share	$0.57	$0.52	$0.35	$0.29
Diluted net income per share	$0.56	$0.50	$0.34	$0.28

10.          The Company had two major vendors that accounted for 10.9% and 9.7% of total purchases during the six months ended June 30, 2013, and 13.5% and 10.9% of total purchases for the three months that ended June 30, 2013. The Company had one major vendor that accounted for 14.6% and 14.5% of total purchases during the six and three months, respectively, that ended June 30, 2012. The Company had three major customers that accounted for 15.0%, 13.9% and 12.0% of its total net sales during the six months ended June 30, 2013, and 15.6%, 13.3% and 12.6% of total net sales for the three months ended June 30, 2013. These same customers accounted for 13.9%, 11.6% and 9.2% of total net accounts receivable as June 30, 2013. The Company had three major customers that accounted for 13.4%, 13.3% and 12.3% of its total net sales during the six months ended June 30, 2012, and 13.7%, 15.9% and 13.0% of total net sales for the three months ended June 30, 2012.

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

The effective tax rate for each of the six and three months ended June 30, 2013 was 33.4%, compared with 39.8% and 39.9% for the same periods last year. The current year rates were primarily impacted by a change in the state of New Jersey’s apportionment rules which lowered our state rate compared with the prior period.

12.          The 2012 Stock-Based Compensation Plan (the “2012 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2012 Plan was 600,000.  As of June 30, 2013, the number of shares of Common stock available for future award grants to employees and directors under the 2012 Plan is 577,275.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(Amounts in tables in thousands, except share and per share amounts)

The 2006 Stock-Based Compensation Plan (the “2006 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses, and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2006 Plan was 800,000. As of June 30, 2013, there are no shares of Common Stock available for future award grants to employees and directors under the 2006 Plan.

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

During 2013, the Company granted a total of 56,500 shares of Restricted Stock to officers and employees. These shares of Restricted Stock vest over 20 equal quarterly installments except for 40,000 granted to an officer that vest over 16 equal quarterly installments.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(Amounts in tables in thousands, except share and per share amounts)

Activity during 2013 in options outstanding under the Company’s combined plans (i.e., the 2012 Plan, the 2006 Plan, the 1995 Non-Employee Director Plan and the 1995 Stock Option Plan) were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($M)(1)
Outstanding at January 1, 2013	310,640	$8.65
Granted in 2013	—	—
Canceled in 2013	—	—
Exercised in 2013	—	—
Outstanding at June 30, 2013	310,640	$8.65	1.1	$1.0
Exercisable at June 30, 2013	310,640	$8.65	1.1	$1.0

(1) The intrinsic value of an option is calculated as the difference between the market value on the last trading day of the quarter (June 28, 2013) and the exercise price of the outstanding options. The market value as of June 28, 2013 was $11.58 per share represented by the closing price as reported by The NASDAQ Global Market on that day.

A summary of nonvested shares of Restricted Stock awards outstanding under the Company’s the 2012 Plan and 2006 Plan as of June 30, 2013, and changes during the six months then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2013	251,150	$11.24
Granted in 2013	56,500	12.79
Vested in 2013	(53,375)	10.33
Forfeited in 2013	—	—
Nonvested shares at June 30, 2013	254,275	$11.52

As of June 30, 2013, there is approximately $2.9 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.2 years.

For the six months ended June 30, 2013 and 2012, the Company recognized share-based compensation cost of $551,000 and $463,000 respectively, which is included in the Company’s general and administrative expense.

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

June 30, 2013

(Amounts in tables in thousands, except share and per share amounts)

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

The following segment reporting information of the Company is provided (in thousands):

	Six months ended		Three months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue:
Lifeboat Distribution	$115,078	$102,850	$61,209	$53,548
TechXtend	24,997	33,226	12,886	15,621
	140,075	136,076	74,095	69,169
Gross Profit:
Lifeboat Distribution	$8,284	$7,629	$4,511	$3,844
TechXtend	2,994	3,528	1,454	1,746
	11,278	11,157	5,965	5,590
Direct Costs:
Lifeboat Distribution	$2,350	$2,238	$1,245	$1,107
TechXtend	1,654	1,681	765	840
	4,004	3,919	2,010	1,947
Segment Income:
Lifeboat Distribution	$5,934	$5,391	$3,266	$2,737
TechXtend	1,340	1,847	689	906
Segment Income	7,274	7,238	3,955	3,643

General and administrative	$3,727	$3,619	$1,804	$1,604
Interest Income, net	276	254	146	130
Foreign currency translation gains	21	1	16	—
Income before taxes	$3,844	$3,874	$2,313	$2,169

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(Amounts in tables in thousands, except share and per share amounts)

Selected Assets By Segment:	As of June 30, 2013
Selected Assets by Segment:
Lifeboat Distribution	$33,543
TechXtend	30,493
Segment Select Assets	64,036
Corporate Assets	14,565
Total Assets	$78,601

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012
Net sales	100%	100.0%	100%	100.0%
Cost of sales	92.0	91.8	91.9	91.9
Gross profit	8.0	8.2	8.1	8.1
Selling, general and administrative expenses	5.5	5.5	5.1	5.1
Income from operations	2.5	2.7	3.0	3.0
Interest income, net	.2	.1	0.1	0.1
Realized foreign currency exchange gain	—	—	—	—
Income before income taxes	2.7	2.8	3.1	3.1
Provision for income taxes	0.9	1.1	1.0	1.2
Net income	1.8%	1.7%	2.1%	1.9%

Net Sales

Net sales for the second quarter of 2013 increased 7% or $4.9 million to $74.1 million compared to $69.2 million for the same period in 2012. Net sales for the second quarter of 2013 for our Lifeboat segment were $61.2 million compared to $53.5 million in the second quarter of 2012, representing an increase of $7.7 million or 14%. Net sales for the second quarter of 2013 for our TechXtend segment were $12.9 million compared to $15.6 million in the second quarter of 2012, representing a decrease of $2.7 million or 18%.

The 14% increase in net sales for the Lifeboat Distribution segment was mainly a result of the strengthening of our account penetration, our continued focus on the expanding virtual infrastructure-centric business and the addition of several key product lines. The 18% decrease in net sales in the TechXtend segment was primarily due to a decrease in extended payment terms sales transactions as compared to exceptionally strong levels of extended payment terms sales in the second quarter ended June 30, 2012.

For the six months ended June 30, 2013, net sales increased 3% or $4.0 million to $140.1 million compared to $136.1 million for the same period in 2012. Net sales for the six months ended June 30, 2013 for our Lifeboat segment increased 12% or $12.2 million to $115.1 million compared to $102.9 million for the same period in 2012.   Net sales for the six months ended June 30, 2013 for our TechXtend segment decreased 25% or $8.2 million to $25.0 million compared to $33.2 million for the same period in 2012.

The 12% increase in net sales from our Lifeboat segment in the first six months of 2013 compared to the same period in 2012 was mainly a result of our continued focus on the expanding virtual infrastructure-centric business, the addition of several key product lines, and the strengthening of our account penetration. The 25% decrease in net sales in the TechXtend segment was primarily due to a decrease in extended payment terms sales transactions as compared to exceptionally strong levels of extended payment terms sales in both the first and second quarter of 2012.

Gross Profit

Gross Profit for the second quarter ended June 30, 2013 was $6.0 million compared to $5.6 million for the second quarter of 2012. Total gross profit for our Lifeboat segment was $4.5 million compared to $3.8 million in the second quarter of 2012, representing a 17% increase. The increase in gross profit for the Lifeboat segment was due to higher sales volume in the current year. Total gross profit for our TechXtend segment was $1.5 million compared to $1.7 million in the second quarter of 2012, representing a 17% decrease. The decrease in gross profit in the TechXtend segment was the result of the decreased sales volume, including a decrease in extended payment terms sales transactions. Vendor rebates and discounts for the quarter ended June 30, 2013 amounted to $0.3 million compared to $0.4 million for the second quarter of 2012 and represent 0.4% and 0.6% of net sales, respectively. Vendor rebates are dependent on reaching certain targets set by our vendors. Vendors have been periodically substantially increasing their target revenues for rebate eligibility. Therefore, despite our increasing revenue, vendor rebates have declined.

For the six months ended June 30, 2013 gross profit increased 1% or $0.1 million to $11.3 million compared to $11.2 million for the same period in 2012. Lifeboat’s gross profit for the six months ended June 30, 2013 increased 9% to $8.3 million as compared to $7.6 million for the first six months of 2012. The increase in gross profit for the Lifeboat segment was primarily due to higher sales volume. TechXtend gross profit for the six months ended June 30, 2013 decreased by 15% to $3.0 million as compared to $3.5 million for the first six months of 2012.  This decrease for the TechXtend segment was primarily due to the decreased sales volume, including a decrease in extended payment terms sales transactions.

Gross profit margin, (gross profit as a percentage of net sales) for the second quarter of 2013 and 2012 was 8.1% for each period. Gross profit margin for the six months ended June 30, 2013 was 8.0% compared to 8.2% in the same period in 2012. Gross profit margin for our Lifeboat segment for the second quarter of 2013 was 7.4% compared to 7.2% for the second quarter of 2012. Gross profit margin for our TechXtend segment for the second quarter of 2013 was 11.3% compared to 11.2% for the second quarter of 2012.  The slight increase in gross profit margin for the TechXtend segment was primarily caused by fewer larger extended payment term sales transactions during the quarter which typically carry lower margins.

Vendor rebates and discounts for the six month period ended June 30, 2013 amounted to $0.7 million compared to $0.7 million for the six month period ended June 30, 2012 and represent 0.5% of net sales for each period. Vendor rebates are dependent on reaching certain targets set by our vendors. Vendors have been periodically substantially increasing their target revenues for rebate eligibility.  The Company monitors gross profits and gross profit margins carefully.  Price competition in our market continued to intensify in 2013, with competitors lowering their prices significantly and the Company responded immediately.  We anticipate that margins, as well as discounts and rebates, for the remainder of the year will continue to be affected by this current trend.

Selling, General and Administrative Expenses

Total selling, general, and administrative (“SG&A”) expenses for the second quarter of 2013 were $3.8 million compared to $3.6 million for the second quarter of 2012, representing an increase of $0.2 million or 7%. This increase is primarily the result of an increase in commissions and bonus for our Lifeboat segment (which are based on gross profit) and an increase in salary expense (from increased headcount in sales, finance and operations to support business growth) in 2013 compared to 2012, offset in party by a decrease in commissions and bonus for our TechXtend segment (which are based on gross profit). As a percentage of net sales, SG&A expenses for the second quarter of 2013 and 2012 remained consistent at 5.1% for each period.

For the six months ended June 30, 2013, SG&A expenses were $7.7 million compared to $7.5 million in the same period in 2012, representing an increase of $0.2 million or 3%.  This increase is primarily the result of an increase in sales commissions for our Lifeboat segment (which are based on gross profit) and an increase in salary expense (from increased headcount in sales, finance and operations to support business growth) in 2013 compare to 2012, offset in part by a decrease in commissions and bonus for our TechXtend segment (which are based on gross profit).  As a percentage of net sales, SG&A expenses were 5.5% for the six months ended June 30, 2013 and 2012.

Direct selling costs (a component of SG&A) for the second quarter of 2013 were $2.0 million compared to $1.9 million for the second quarter of 2012. Total direct selling costs for our Lifeboat segment for the second quarter of 2013 were $1.2 million compared to $1.1 million for the same period in 2012. Total direct selling costs for our TechXtend segment for the second quarter of 2013 were $0.8 million compared to $0.8 million for the same period in 2012.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary by quarter depending on changes in sales volume, and levels of continuing investments in employee headcount and marketing. We continue to monitor our SG&A expenses closely.

Income Taxes

For the three months ended June 30, 2013, the Company recorded a provision for income taxes of $773,000 or 33.4% of income, compared to $865,000 or 39.9% of income for the same period in 2012. The current quarter was impacted primarily by a change in state apportionment rules which lowered our state rate compared with the prior period.

For the six months ended June 30, 2013, the Company recorded a provision for income taxes of $1,284,000 or 33.4% of income, compared to $1,541,000 or 39.8% of income for the same period in 2012. The tax rate for current year was impacted primarily by a change in state apportionment rules which lowered our state rate compared with the prior period.

Liquidity and Capital Resources

During the first six months of 2013 our cash and cash equivalents increased by $2.2 million to $12.0 million at June 30, 2013, from $9.8 million at December 31, 2012. During the first six months of 2013, net cash provided by operating activities amounted to $0.7 million, net cash provided by investing activities amounted to $4.3 million and net cash used in financing activities amounted to $2.7 million.

Net cash provided by operating activities in the first six months of 2013 was $0.7 million and primarily resulted from $3.4 million in net income excluding non-cash charges, and a $10.6 million decrease in accounts receivable partially offset by a $12.9 million decrease in accounts payable and accrued expenses, and a $0.3 million increase in prepaid expenses & other current assets and other assets. The decreases in accounts receivable and account payable and accrued expenses were mainly due to lower sales volume, including sales on extended payment terms, in the second quarter of 2013 compared to the fourth quarter of 2012.

Net cash provided by investing activities in the first six months of 2013 amounted to $4.3 million. This primarily resulted from net redemptions of $4.4 million in marketable securities, partially offset by capital expenditures of $0.1 million. These marketable securities were highly rated, highly liquid and were classified as available-for-sale securities in accordance with ASC Topic 320 “Investments in Debt and Equity Securities”, and as a result, unrealized gains and losses were reported as part of accumulated other comprehensive income.

Net cash used in financing activities in the first six months of 2013 amounted to $2.7 million. This consisted primarily of dividends paid of $1.5 million and Common Stock repurchases of $1.2 million.

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

Contractual Obligations as of June 30, 2013 are summarized as follows:

Payment due by Period	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt obligations	—	—	—	—	—
Capital Lease obligations	$14	$14	—	—	—
Operating Lease obligations (1)	$615	$253	$362	—	—
Purchase Obligations	—	—	—	—	—
Other Long term Obligations reflected on the Company’s Balance Sheet under U.S. GAAP	—	—	—	—	—
Total Contractual Obligations	$629	$267	$362	—	—

(1)  Operating leases relate primarily to the leases of the space used for our operations in Shrewsbury, New Jersey, Mississauga, Canada and Almere, Netherlands. The commitments for operating leases include the minimum rent payments.

On January 4, 2013, the Company, entered into a $10,000,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Business Loan Agreement (the “Loan Agreement”), Promissory Note (the “Note”), Commercial Security Agreements (the “Security Agreements”) and Commercial Pledge Agreement (the “Pledge Agreement”).  The Credit Facility will be used for business and working capital purposes, including financing of larger extended payment terms sales transactions.  The Credit Facility matures on January 4, 2016, at which time the Company must pay this loan in one payment of any outstanding principal plus all accrued unpaid interest. In addition, the Company will pay regular monthly payments of all accrued unpaid interest.  The interest rate for any borrowings under the Credit Facility is subject to change from time to time based on the changes in an independent index which is the LIBOR Rate (the “Index”).  If the Index becomes unavailable during the term of this loan, Citibank may designate a substitute index after notifying the Company.  Interest on the unpaid principal balance of the Note will be calculated using a rate of 1.500 percentage points over the Index.  The Credit Facility is secured by the assets of the Company.

Among other affirmative covenants set forth in the Loan Agreement, the Company must maintain (i) a ratio of Total Liabilities to Tangible Net Worth (each as defined in the Loan Agreement) of not greater than 2.50 to 1.00, to be tested quarterly and (ii) a minimum Debt Service Coverage Ratio (as defined in the Loan Agreement) of 2.00 to 1.00.  Additionally, the Loan Agreement contains negative covenants related to, among other items, prohibitions against the creation of certain liens, engaging in any business activities substantially different than those currently engaged in by the Company, and paying dividends on Wayside’s stock other than (i) dividends payable in its stock and (ii) cash dividends in amounts and frequency consistent with past practice, without first securing the written consent of Citibank. The Company is in compliance with all covenants at June 30, 2013.

At June 30, 2013, the Company had no borrowings outstanding under the Credit Facility.  The Company had no interest expense related to the Credit Facility for the quarter ended June 30, 2013.

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

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In addition to its activities in the United States, 7.6% of the Company sales during the six months ended June 30, 2013 was generated in Canada. We are subject to general risks attendant to the conduct of business in Canada, including economic uncertainties and foreign government regulations. In addition, the Company’s Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Foreign Currency Transactions Gain (Loss).”

The Company’s cash balance is invested in short-term savings accounts with our primary banks, Citibank and JPMorgan Chase Bank. As such, we believe that the risk of significant changes in the value of our cash invested is minimal.

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the repurchase of Common Stock by the Company and its affiliated purchasers during the second quarter of 2013.

ISSUER PURCHASE OF EQUITY SECURITIES

	Total Number of Shares		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Period	Purchased		(2)	Programs	(3)	(4)(5)

April 1, 2013- April 30, 2013	18,388		$11.63	18,388	$11.63	293,390
May 1, 2013- May 31, 2013	29,242	(1)	11.94	18,941	11.94	274,449
June 1, 2013- June 30, 2013	11,675		11.65	11,675	11.65	262,774

Total	59,305		$11.79	49,004	$11.76	262,774

(1) Includes 10,301 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (4) below.

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

101                           The following financial information from Wayside Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on July 31, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Earnings, (3) Condensed Consolidated Statements of Stockholders’ Equity, (4) Condensed Consolidated Statements of Comprehensive Income, (5) Condensed Consolidated Statements of Cash Flows, and (6) the Notes to the Unaudited Condensed Consolidated Financial Statements,.*

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

WAYSIDE TECHNOLOGY GROUP, INC

July 31 , 2013	By:	/s/ Simon F. Nynens
Date		Simon F. Nynens, Chairman of the Board,
President and Chief Executive Officer

July 31 , 2013	By:	/s/ Thomas J. Flaherty
Date		Thomas J. Flaherty, Vice President and
Chief Financial Officer