Form 10-Q
period 2013-09-30
Wayside Technology Group, Inc.
filed 2013-10-30
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

There were 4,667,097 outstanding shares of common stock, par value $.01 per share, (“Common Stock”) as of October 25, 2013, not including 617,403 shares classified as treasury stock

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$14,743	$9,835
Marketable securities	—	4,411
Accounts receivable, net of allowances of $1,741 and $1,586, respectively	49,855	61,388
Inventory, net	1,210	1,717
Prepaid expenses and other current assets	1,591	1,281
Deferred income taxes	280	280
Total current assets	67,679	78,912

Equipment and leasehold improvements, net	303	375
Accounts receivable-long-term	8,069	11,851
Other assets	159	71
Deferred income taxes	201	236

	$76,411	$91,445

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$43,311	$59,265
Current portion - capital lease obligation	—	55
Total current liabilities	43,311	59,320

Commitments and contingencies

Stockholders’ equity
Common Stock, $.01 par value; 10,000,000 shares authorized, 5,284,500 shares issued; 4,674,097 and 4,740,873 shares outstanding, respectively	53	53
Additional paid-in capital	28,456	27,712
Treasury stock, at cost, 610,403 and 543,627 shares, respectively	(6,743)	(5,373)
Retained earnings	10,973	9,316
Accumulated other comprehensive income	361	417
Total stockholders’ equity	33,100	32,125
	$76,411	$91,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

(Amounts in thousands, except per share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2013	2012	2013	2012

Net sales	$210,537	$211,610	$70,462	$75,534

Cost of sales	193,994	194,755	65,197	69,836

Gross profit	16,543	16,855	5,265	5,698

Selling, general and administrative expenses	11,211	11,148	3,480	3,611

Income from operations	5,332	5,707	1,785	2,087

Other income:
Interest, net	416	394	140	140

Foreign currency transaction gain (loss)	10	13	(11)	12

Income before provision for income taxes	5,758	6,114	1,914	2,239

Provision for income taxes	1,868	2,428	584	887

Net income	$3,890	$3,686	$1,330	$1,352

Income per common share — Basic	$0.87	$0.83	$0.30	$0.30

Income per common share —Diluted	$0.85	$0.80	$0.29	$0.29

Weighted average common shares outstanding — Basic	4,457	4,467	4,442	4,502

Weighted average common shares outstanding — Diluted	4,568	4,635	4,551	4,643

Dividends paid per common share	$0.48	$0.48	$0.16	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Nine months ended		Three months ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$3,890	$3,686	$1,330	$1,352

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(67)	197	255	204
Reclassification adjustment for loss realized in net income on available-for-sale marketable securities	11	—	—	—
Unrealized gain on available-for-sale marketable securities	—	7	—	2
Other comprehensive (loss) income	(56)	204	255	206

Comprehensive income	$3,834	$3,890	$1,585	$1,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Treasury		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income	Total

Balance at January 1, 2013	5,284,500	$53	$27,712	543,627	$(5,373)	$9,316	$417	$32,125
Net income						3,890		3,890
Translation adjustment							(67)	(67)
Reclassification adjustment for loss realized in net income on available-for-sale marketable securities							11	11
Dividends paid						(2,233)		(2,233)
Stock options exercised			65	(25,000)	136			201
Share-based compensation expense			830					830
Restricted stock grants (net of forfeitures)			(276)	(55,725)	276			—
Tax benefit from share-based compensation			125					125
Treasury shares repurchased				147,501	(1,782)			(1,782)
Balance at September 30, 2013	5,284,500	$53	28,456	610,403	(6,743)	10,973	361	33,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine months ended
	September 30,
	2013	2012

Cash flows from operating activities
Net income	$3,890	$3,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	213	233
Deferred income tax expense	34	26
Provision for doubtful accounts receivable	157	145
Share-based compensation expense	830	743
Changes in operating assets and liabilities:
Accounts receivable	15,044	(3,267)
Inventory	507	(268)
Prepaid expenses and other current assets	(311)	885
Accounts payable and accrued expenses	(15,941)	923
Other assets	(88)	(21)
Net cash provided by operating activities	4,335	3,085

Cash flows provided by investing activities
Purchases of available-for-sale securities	(920)	(5,575)
Redemptions of available-for-sale securities	5,342	6,373
Purchase of equipment and leasehold improvements	(141)	(105)
Net cash provided by investing activities	4,281	693

Cash flows from financing activities
Dividends paid	(2,233)	(2,239)
Purchase of treasury stock	(1,782)	(641)
Tax benefit from share-based compensation	125	171
Repayment of capital lease obligations	(55)	(55)
Proceeds from stock option exercises	201	430
Net cash used in financing activities	(3,744)	(2,334)

Effect of foreign exchange rate on cash	36	99

Net increase in cash and cash equivalents	4,908	1,543
Cash and cash equivalents at beginning of period	9,835	9,202
Cash and cash equivalents at end of period	$14,743	$10,745

Supplementary disclosure of cash flow information:
Income taxes paid	$2,476	$2,598
Interest paid	$10	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2013

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

2.                                                   Assets and liabilities of the Company’s foreign subsidiaries have been translated at current exchange rates, and related sales and expenses have been translated at average rates of exchange in effect during the period. The sales from our Canadian operations in the first nine months of 2013 were $15.4 million as compared to $16.8 million for the first nine months of 2012. The sales from our Canadian operations for the third quarter of 2013 were $4.8 million as compared to $5.4 million for the third quarter of 2012.

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

September 30, 2013

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

Accounts receivable-long-term represent product sales with extended payment terms that are discounted to their present values at the prevailing market rates. In subsequent periods, the accounts receivable are increased to the amounts due and payable by the customers through the accretion of interest income on the unpaid accounts receivable due in future years. The amounts due under these long-term accounts receivable due within one year are reclassified to the current portion of accounts receivable.

5.                                                   The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value at September 30, 2013 and December 31, 2012 because of the relative short maturity of these instruments.

There were no available-for-sale securities as of September 30, 2013.

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

September 30, 2013

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

7.                          Balance Sheet Detail:

Equipment and leasehold improvements consist of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Equipment	$2,982	$2,913
Leasehold improvements	557	561
	3,539	3,474
Less accumulated depreciation and amortization	(3,236)	(3,099)
	$303	$375

Accounts payable and accrued expenses consist of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Trade accounts payable	$41,484	$55,734
Accrued expenses	1,827	3,531
	$43,311	$59,265

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(Amounts in tables in thousands, except share and per share amounts)

Accumulated other comprehensive income consists of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Foreign currency translation adjustments	$361	$428
Unrealized (loss) on marketable securities	—	(11)
	$361	$417

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

Among other affirmative covenants set forth in the Loan Agreement, the Company must maintain (i) a ratio of Total Liabilities to Tangible Net Worth (each as defined in the Loan Agreement) of not greater than 2.50 to 1.00, to be tested quarterly and (ii) a minimum Debt Service Coverage Ratio (as defined in the Loan Agreement) of 2.00 to 1.00.  Additionally, the Loan Agreement contains negative covenants related to, among other items, prohibitions against the creation of certain liens, engaging in any business activities substantially different than those currently engaged in by the Company, and paying dividends on Wayside’s stock other than (i) dividends payable in its stock and (ii) cash dividends in amounts and frequency consistent with past practice, without first securing the written consent of Citibank. The Company is in compliance with all covenants at September 30, 2013.

At September 30, 2013, the Company had no borrowings outstanding under the Credit Facility.  The Company had no interest expense related to the Credit Facility for the quarter ended September 30, 2013.

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

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(Amounts in tables in thousands, except share and per share amounts)

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	Nine months Ended		Three months ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Net income	$3,890	$3,686	$1,330	$1,352
Denominator:
Weighted average shares (Basic)	4,457	4,467	4,442	4,502
Dilutive effect of outstanding options and non-vested shares of restricted stock	111	168	109	141

Weighted average shares including assumed conversions (Diluted)	4,568	4,635	4,551	4,643

Basic net income per share	$0.87	$0.83	$0.30	$0.30
Diluted net income per share	$0.85	$0.80	$0.29	$0.29

10.                                            The Company had one major vendor that accounted for 10.0% and 10.4% of total purchases during the nine and three months, respectively, that ended September 30, 2013. The Company had one major vendor that accounted for 14.5% and 13.6% of total purchases during the nine and three months, respectively, that ended September 30, 2012. The Company had three major customers that accounted for 15.0%, 14.3% and 11.9% of its total net sales during the nine months ended September 30, 2013, and 15.0%, 15.0% and 11.8% of total net sales for the three months ended September 30, 2013. These same customers accounted for 11.7%, 13.9% and 10.5% of total net accounts receivable as September 30, 2013. The Company had three major customers that accounted for 13.1%, 13.6% and 11.6%, respectively, of its total net sales during the nine months ended September 30, 2012, and 12.5%, 14.4% and 10.4% of total net sales for the three months then ended.

11.                                            The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2010. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that it has appropriate support for the income tax positions it takes and expects to take on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

The effective tax rate for the nine and three months ended September 30, 2013 respectively, was 32.4% and 30.5%, compared with 39.7% and 39.6% for the same periods last year. The current year rates were primarily impacted by a change in the state of New Jersey’s apportionment rules which lowered our state rate compared with the prior period.

12.                                            The 2012 Stock-Based Compensation Plan (the “2012 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2012 Plan

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(Amounts in tables in thousands, except share and per share amounts)

was 600,000.  As of September 30, 2013, the number of shares of Common stock available for future award grants to employees and directors under the 2012 Plan is 578,050.

The 2006 Stock-Based Compensation Plan (the “2006 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses, and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2006 Plan was 800,000. As of September 30, 2013, there are no shares of Common Stock available for future award grants to employees and directors under the 2006 Plan.

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

During 2013, the Company granted a total of 56,500 shares of Restricted Stock to officers and employees. These shares of Restricted Stock vest over 20 equal quarterly installments except for 40,000 granted to an officer that vest over 16 equal quarterly installments. A total of 775 shares of Restricted Stock were forfeited as a result of employees terminating employment with the Company.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(Amounts in tables in thousands, except share and per share amounts)

Activity during 2013 in options outstanding under the Company’s combined plans (i.e., the 2012 Plan, the 2006 Plan, the 1995 Non-Employee Director Plan and the 1995 Stock Option Plan) was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($M)(1)
Outstanding at January 1, 2013	310,640	$8.65
Granted in 2013	—	—
Canceled in 2013	—	—
Exercised in 2013	(25,000)	$8.03
Outstanding at September 30, 2013	285,640	$8.71	0.8	$1.2
Exercisable at September 30, 2013	285,640	$8.71	0.8	$1.2

(1) The intrinsic value of an option is calculated as the difference between the market value on the last trading day of the quarter (September 30, 2013) and the exercise price of the outstanding options. The market value as of September 30, 2013 was $12.95 per share represented by the closing price as reported by The NASDAQ Global Market on that day.

A summary of nonvested shares of Restricted Stock awards outstanding under the Company’s the 2012 Plan and 2006 Plan as of September 30, 2013, and changes during the nine months then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2013	251,150	$11.24
Granted in 2013	56,500	12.57
Vested in 2013	(80,350)	10.32
Forfeited in 2013	(775)	9.77
Nonvested shares at September 30, 2013	226,525	$11.73

As of September 30, 2013, there is approximately $2.7 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.1 years.

For the nine months ended September 30, 2013 and 2012, the Company recognized share-based compensation cost of $830,000 and $743,000 respectively, which is included in the Company’s general and administrative expense.

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

September 30, 2013

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

The following segment reporting information of the Company is provided (in thousands):

	Nine months ended		Three months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:
Lifeboat Distribution	$171,949	$158,838	$56,871	$55,989
TechXtend	38,588	52,772	13,591	19,545
	210,537	211,610	70,462	75,534
Gross Profit:
Lifeboat Distribution	$12,129	$11,336	$3,846	$3,707
TechXtend	4,414	5,519	1,419	1,991
	16,543	16,855	5,265	5,698
Direct Costs:
Lifeboat Distribution	$3,445	$3,310	$1,095	$1,071
TechXtend	2,390	2,547	735	866
	5,835	5,857	1,830	1,937
Segment Income:
Lifeboat Distribution	$8,684	$8,026	$2,751	$2,636
TechXtend	2,024	2,972	684	1,125
Segment Income	10,708	10,998	3,435	3,761

General and administrative	$5,376	$5,291	$1,650	$1,674
Interest, net	416	394	140	140
Foreign currency translation gain (loss)	10	13	(11)	12
Income before taxes	$5,758	$6,114	$1,914	$2,239

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(Amounts in tables in thousands, except share and per share amounts)

As of September 30, 2013
Selected Assets by Segment:
Lifeboat Distribution	$27,343
TechXtend	31,791
Segment Select Assets	59,134
Corporate Assets	17,277
Total Assets	$76,411

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
Net sales	100%	100.0%	100%	100.0%
Cost of sales	92.1	92.0	92.5	92.5
Gross profit	7.9	8.0	7.5	7.5
Selling, general and administrative expenses	5.3	5.3	4.9	4.8
Income from operations	2.6	2.7	2.6	2.7
Interest income, net	.1	.2	.1	.3
Realized foreign currency exchange gain(loss)	—	—	—	—
Income before income taxes	2.7	2.9	2.7	3.0
Provision for income taxes	0.9	1.2	0.8	1.2
Net income	1.8%	1.7%	1.9%	1.8%

Net Sales

Net sales for the third quarter of 2013 decreased 7% or $5.1 million to $70.5 million compared to $75.5 million for the same period in 2012. Net sales for the third quarter of 2013 for our Lifeboat segment were $56.9 million compared to $56.0 million in the third quarter of 2012, representing an increase of $0.9 million or 2%. Net sales for the third quarter of 2013 for our TechXtend segment were $13.6 million compared to $19.5 million in the third quarter of 2012, representing a decrease of $5.9 million or 30%.

The 2% increase in net sales for the Lifeboat Distribution segment was mainly a result of the strengthening of our account penetration.  The 30% decrease in net sales in the TechXtend segment was primarily due to a decrease in large single sales transactions and a decrease in extended payment terms sales transactions as compared to exceptionally strong levels of large single sales transactions and extended payment terms sales transactions in the third quarter ended September 30, 2012.

For the nine months ended September 30, 2013, net sales decreased 0.5% or $1.1 million to $210.5 million compared to $211.6 million for the same period in 2012. Net sales for the nine months ended September 30, 2013 for our Lifeboat segment increased 8% or $13.1 million to $171.9 million compared to $158.8 million for the same period in 2012.  Net sales for the nine months ended September 30, 2013 for our TechXtend segment decreased 27% or $14.2 million to $38.6 million compared to $52.8 million for the same period in 2012.

The 8% increase in net sales from our Lifeboat segment in the first nine months of 2013 compared to the same period in 2012 was mainly a result of our continued focus on the expanding virtual infrastructure-centric business, the addition of several key product lines, and the strengthening of our account penetration. The 27% decrease in net sales in the TechXtend segment was primarily due to a decrease in extended payment terms sales transactions and a decrease in large single sales transactions as compared to exceptionally strong levels of extended payment terms sales transactions and large single sales transactions in the first nine months of 2012.

Gross Profit

Gross Profit for the third quarter ended September 30, 2013 was $5.3 million compared to $5.7 million for the third quarter of 2012. Total gross profit for our Lifeboat segment was $3.8 million compared to $3.7 million in the third quarter of 2012, representing a 4% increase. The increase in gross profit for the Lifeboat segment was due to higher sales volume in the current year. Total gross profit for our TechXtend segment was $1.4 million compared to $2.0 million in the third quarter of 2012, representing a 29% decrease. The decrease in gross profit in the TechXtend segment was the result of the decreased sales volume, including a decrease in large single sales transactions and a decrease in extended payment terms sales transactions. Vendor rebates and discounts for the quarter ended September 30, 2013 amounted to $0.3 million compared to $0.4 million for the third quarter of 2012 and represent 0.4% and 0.5% of net sales, respectively. Vendor rebates are dependent on reaching certain targets set by our vendors.

For the nine months ended September 30, 2013 gross profit decreased 2% or $0.4 million to $16.5 million compared to $16.9 million for the same period in 2012. Lifeboat’s gross profit for the nine months ended September 30, 2013 increased 7% to $12.1 million as compared to $11.3 million for the first nine months of 2012. The increase in gross profit for the Lifeboat segment was primarily due to higher sales volume. TechXtend gross profit for the nine months ended September 30, 2013 decreased by 20% to $4.4 million as compared to $5.5 million for the first nine months of 2012.  This decrease for the TechXtend segment was primarily due to the decreased sales volume, including a decrease in extended payment terms sales transactions and a decrease in large single sales transactions.

Gross profit margin; (gross profit as a percentage of net sales) for the third quarter of 2013 and 2012 was 7.5%. Gross profit margin for the nine months ended September 30, 2013 was 7.9% compared to 8.0% in the same period in 2012. Gross profit margin for our Lifeboat segment for the third quarter of 2013 was 6.8% compared to 6.6% for the third quarter of 2012. Gross profit margin for our TechXtend segment for the third quarter of 2013 was 10.4% compared to 10.2% for the third quarter of 2012.  The slight increase in gross profit margin for the Lifeboat segment was primarily caused by a slight increase in rebates as a percentage of revenues. The slight increase in gross profit margin for the TechXtend segment was primarily caused by fewer larger extended payment term sales transactions during the quarter which typically carry lower margins.

Vendor rebates and discounts for the nine month period ended September 30, 2013 amounted to $1.0 million compared to $1.2 million for the nine month period ended September 30, 2012 and represent 0.5% and 0.6% of net sales for each period, respectively. Vendor rebates are dependent on reaching certain targets set by our vendors. Vendors have been periodically substantially increasing their target revenues for rebate eligibility.  The Company monitors gross profits and gross profit margins carefully.  Price competition in our market continued to intensify in 2013, with competitors lowering their prices significantly and the Company responded immediately.  We anticipate that margins, as well as discounts and rebates, for the remainder of the year will continue to be affected by this current trend.

Selling, General and Administrative Expenses

Total selling, general, and administrative (“SG&A”) expenses for the third quarter of 2013 were $3.5 million compared to $3.6 million for the third quarter of 2012, representing a decrease of $0.1 million or 4%. This decrease is primarily the result of a decrease in commissions and bonus for our TechXtend segment (which are based on gross profit and segment income). As a percentage of net sales, SG&A expenses for the third quarter of 2013 were 4.9% compared to 4.8% for the third quarter of 2012.

For the nine months ended September 30, 2013, SG&A expenses were $11.2 million compared to $11.1 million in the same period in 2012, representing an increase of $0.1 million or 1%.  This increase is primarily the result of an increase in sales commissions for our Lifeboat segment (which are based on gross profit) and an increase in salary and fringe expenses (from increased headcount in sales, finance and operations to support business growth) in 2013 compared to 2012, offset in part by a decrease in commissions and bonus for our TechXtend segment (which are based on gross profit).  As a percentage of net sales, SG&A expenses were 5.3% for the nine months ended September 30, 2013 and 2012.

Direct selling costs (a component of SG&A) for the third quarter of 2013 were $1.8 million compared to $1.9 million for the third quarter of 2012. Total direct selling costs for our Lifeboat segment for the third quarter of 2013 were $1.1 million compared to $1.1 million for the same period in 2012. Total direct selling costs for our TechXtend segment for the third quarter of 2013 were $0.7 million compared to $0.9 million for the same period in 2012.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary by quarter depending on changes in sales volume, and levels of continuing investments in employee headcount and marketing. We continue to monitor our SG&A expenses closely.

Income Taxes

For the three months ended September 30, 2013, the Company recorded a provision for income taxes of $584,000 or 30.5% of income, compared to $887,000 or 39.6% of income for the same period in 2012. The current quarter was impacted primarily by a change in state apportionment rules which lowered our state rate compared with the prior period.

For the nine months ended September 30, 2013, the Company recorded a provision for income taxes of $1,868,000 or 32.4% of income, compared to $2,428,000 or 39.7% of income for the same period in 2012. The tax rate for current year was impacted primarily by a change in state apportionment rules which lowered our state rate compared with the prior period.

Liquidity and Capital Resources

During the first nine months of 2013 our cash and cash equivalents increased by $4.9 million to $14.7 million at September 30, 2013, from $9.8 million at December 31, 2012. During the first nine months of 2013, net cash provided by operating activities amounted to $4.3 million, net cash provided by investing activities amounted to $4.3 million and net cash used in financing activities amounted to $3.7 million.

Net cash provided by operating activities in the first nine months of 2013 was $4.3 million and primarily resulted from $5.1 million in net income excluding non-cash charges, a $15.0 million decrease in accounts receivable, and a decrease in inventory of $0.5 million partially offset by a $15.9 million decrease in accounts payable and accrued expenses, and a $0.3 million increase in prepaid expenses & other current assets and other assets. The decreases in accounts receivable and account payable and accrued expenses were mainly due to lower sales volume, including sales on extended payment terms, in the third quarter of 2013 compared to the fourth quarter of 2012.

Net cash provided by investing activities in the first nine months of 2013 amounted to $4.3 million. This primarily resulted from net redemptions of $4.4 million in marketable securities, partially offset by capital expenditures of $0.1 million. These marketable securities were highly rated, highly liquid and were classified as available-for-sale securities in accordance with ASC Topic 320 “Investments in Debt and Equity Securities”, and as a result, unrealized gains and losses were reported as part of accumulated other comprehensive income.

Net cash used in financing activities in the first nine months of 2013 amounted to $3.7 million. This consisted primarily of dividends paid of $2.2 million and Common Stock repurchases of $1.8 million, partially offset by proceeds received from stock option exercises of $0.2 million.

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

Contractual Obligations as of September 30, 2013 are summarized as follows:

Payment due by Period	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt obligations	—	—	—	—	—
Capital Lease obligations	—	—	—	—	—
Operating Lease obligations (1)	$638	$268	$370	—	—
Purchase Obligations	—	—	—	—	—
Other Long term Obligations
reflected on the Company’s
Balance Sheet under U.S. GAAP	—	—	—	—	—
Total Contractual Obligations	$638	$268	$370	—	—

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

Among other affirmative covenants set forth in the Loan Agreement, the Company must maintain (i) a ratio of Total Liabilities to Tangible Net Worth (each as defined in the Loan Agreement) of not greater than 2.50 to 1.00, to be tested quarterly and (ii) a minimum Debt Service Coverage Ratio (as defined in the Loan Agreement) of 2.00 to 1.00.  Additionally, the Loan Agreement contains negative covenants related to, among other items, prohibitions against the creation of certain liens, engaging in any business activities substantially different than those currently engaged in by the Company, and paying dividends on Wayside’s stock other than (i) dividends payable in its stock and (ii) cash dividends in amounts and frequency consistent with past practice, without first securing the written consent of Citibank. The Company is in compliance with all covenants at September 30, 2013.

At September 30, 2013, the Company had no borrowings outstanding under the Credit Facility.  The Company had no interest expense related to the Credit Facility for the quarter ended September 30, 2013.

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

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

The Company believes the following critical accounting policies, used in the preparation of its unaudited condensed consolidated financial statements, affect its more significant judgments and estimates.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In addition to its activities in the United States, 7.3% of the Company sales during the nine months ended September 30, 2013 was generated in Canada. We are subject to general risks attendant to the conduct of business in Canada, including economic uncertainties and foreign government regulations. In addition, the Company’s Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Foreign Currency Transactions Gain (Loss).”

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the repurchase of Common Stock by the Company and its affiliated purchasers during the third quarter of 2013.

ISSUER PURCHASE OF EQUITY SECURITIES

	Total Number of Shares		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Period	Purchased		(2)	Programs	(3)	(4)(5)

July 1, 2013- July 31, 2013	18,727		$11.65	18,727	$11.65	244,047
August 1, 2013- August 31, 2013	19,354	(1)	12.52	9,500	12.52	234,547
September 1, 2013- September 30, 2013	8,600		12.89	8,600	12.89	225,947
Total	46,681		$12.24	36,827	$12.17

(1) Includes 9,854 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (4) below.

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

101                           The following financial information from Wayside Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the SEC on October 30, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Earnings, (3) Condensed Consolidated Statements of Stockholders’ Equity, (4) Condensed Consolidated Statements of Comprehensive Income, (5) Condensed Consolidated Statements of Cash Flows, and (6) the Notes to the Unaudited Condensed Consolidated Financial Statements,.*

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

WAYSIDE TECHNOLOGY GROUP, INC

October 30, 2013	By:	/s/ Simon F. Nynens

Date		Simon F. Nynens, Chairman of the Board,
President and Chief Executive Officer

October 30, 2013		By:	/s/ Thomas J. Flaherty
Date	Thomas J. Flaherty, Vice President and
Chief Financial Officer