Form 10-K
period 2013-12-31
Wayside Technology Group, Inc.
filed 2014-02-21
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant computed by reference to the closing sale price for the Registrant’s Common Stock as of June 28, 2013, which was the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on The NASDAQ Global Market, was approximately $42,371,625 (In determining the market value of the Common Stock held by any non-affiliates, shares of Common Stock of the Registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of Common Stock of the Registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes).

The number of shares outstanding of the Registrant’s Common Stock as of February 18, 2014 was 4,727,780 shares.

Documents Incorporated by Reference: Portions of the Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed on or before April 30, 2014 are incorporated by reference into Part III of this Report.

PART I

Item 1 Business

General

Wayside Technology Group, Inc. and Subsidiaries (the “Company,” “us,” “we,” or “our”) is an information technology (“IT”) channel company. We distribute software developed by others through resellers indirectly to customers worldwide. We also resell computer software and hardware developed by others and provide technical services directly to customers in the United States of America (“USA”) and Canada. We offer an extensive line of products from leading publishers of software and tools for virtualization/cloud computing, security, networking, storage & infrastructure management, application lifecycle management and other technically sophisticated domains as well as computer hardware.

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

The Company operates through two reportable operating segments.  The “Lifeboat Distribution” segment distributes technical software to corporate resellers, value added resellers (VARs), consultants and systems integrators worldwide.  The “TechXtend” segment is a value-added reseller of software, hardware and services for corporations, government organizations and academic institutions in the USA and Canada. For each of our segments, sales from unaffiliated customers, income and total assets, among other financial information, is presented in Note 11 in the Notes to our Consolidated Financial Statements.

Competition

The software market is highly competitive. Pricing is very aggressive in both software distribution and reselling.  The Company expects pricing pressure to continue. The Company faces competition from a wide variety of sources. In the Lifeboat Distribution segment, we compete against much larger broad-line distributors, as well as specialty distributors and, in some cases, the direct sales teams of the vendors we represent also sell directly to the end-customers.  In the TechXtend segment, we also compete against vendors who sell directly to customers, as well as software resellers, superstores, e-commerce vendors, and other direct marketers of software and hardware products. In both segments, some of our competitors are significantly larger and have substantially greater resources than the Company. Many of our competitors compete principally on the basis of price, product availability, customer service and technical support.

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

The Company competes to attract prospective buyers and in sourcing new products from software developers and publishers, as well as in marketing its current product line to its customers. The Company believes that its ability to offer software developers and IT professionals easy access to a wide selection of the right IT products at reasonable prices with prompt delivery and high customer service levels, along with its good relationships with vendors and suppliers, allows it to compete effectively in acquiring prospective buyers and marketing its current product line to its customers. The Company competes to gain distribution rights for new products primarily on the basis of its reputation and its relationships with software publishers.

The market for the software products we sell is characterized by rapid changes in technology, user requirements, and customer specifications. The manner in which software products are distributed and sold is changing, and new methods of distribution and sale may emerge or expand. Software developers and publishers have sold, and may intensify their efforts to sell, their products directly to end-users. The continuing evolution of the Internet as a platform in which to conduct e-commerce business transactions has both lowered the barriers for competition and broadened customer access to products and information, increasing competition and reducing prices. From time to time, certain software developers and publishers have instituted programs for the direct sale of large order quantities of software to certain major corporate accounts. These types of programs may continue to be developed and used by various developers and publishers. While software developers and publishers currently sell new releases or upgrades directly to end users, they have not, however, attempted to completely bypass the distribution and reseller channels. There can be no assurances, that software developers and publishers will continue using distributors and resellers to the same extent they currently do. Future efforts by software developers and publishers to bypass third- party sales channels could materially and adversely affect the Company’s business operations and financial conditions.

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

Products

An essential part of our ongoing operations and growth plans is the continued recruitment of software publishers for which we can sell their products. The Company offers a wide variety of technology products from a broad range of publishers and manufacturers, such as Acronis, Bluebeam Software, CA Technologies, DataCore, Datawatch, Dell/Dell Software, Flexera Software, Hewlett Packard, Infragistics, Intel Software, Lenovo, Microsoft, Mindjet, Samsung, SAP/Sybase, SmartBear, SolarWinds, Sophos, StorageCraft Technology, TechSmith, Telerik, Unitrends, Veeam Software and VMware. On a continuous basis, we screen new products for inclusion in our direct sales portfolio, catalogs and web sites based on their features, quality, price, profit margins and warranties, as well as on current sales trends. Since the Company predominantly sells software, sales of hardware and peripherals represented only 6% of our overall net sales in 2013 and 4% of net sales in 2012 and 2011.

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

The Company had three customers that accounted for more than 10% of total sales for 2013. For the year ended December 31, 2013, Software House International Corporation (“SHI”), CDW Corporation (“CDW”) and Insight Enterprises, Inc.  (“Insight”) accounted for 14.9%, 13.8% and 12.2%, respectively, of consolidated net sales and, as of December 31, 2013, 12.7%, 12.3%, and 9.5%, respectively, of total net accounts receivable. For the year ended December 31, 2012, SHI, CDW, and

Insight accounted for 13.4%, 12.4% and 11.1%, respectively, of consolidated net sales. For the year ended December 31, 2011, CDW, Insight and SHI accounted for 14.0%, 11.0% and 10.5%, respectively, of consolidated net sales. Our top five customers accounted for 48%, 44%, and 42% of consolidated net sales in 2013, 2012 and 2011, respectively. The Company generally ships products within 48 hours of confirming a customer’s order. This allows for minimum backlog in the business.

Sales to customers in Canada represented 7% of our consolidated revenues in each of 2013, 2012 and 2011. For geographic financial information, please refer to Note 11 in the Notes to our Consolidated Financial Statements.

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

We believe that effective purchasing from a diverse vendor base is a key element of our business strategy. For the year ended December 31, 2013 Dell/Quest Software was the only individual vendor from whom our purchases exceeded 10% of our total purchases and accounted for 10.2% of our total purchases.  For the year ended December 31, 2012 Dell/Quest Software was the only individual vendor from whom our purchases exceeded 10% of our total purchases and accounted for 13.4% of our total purchases.  For the year ended December 31, 2011, Veeam and Quest accounted for 12.6% and 11.2%, respectively, of our total purchases. The loss of a key vendor or group of vendors could disrupt our product availability and otherwise have an adverse effect on the Company.

In 2013, the Company purchased approximately 93% of its products directly from manufacturers and publishers and the balance from multiple distributors, as compared to 91% and 90% in 2012 and 2011, respectively. Most suppliers or distributors will “drop ship” products directly to the customers, which reduces physical handling by the Company. Inventory management techniques, such as “drop shipping” allow the Company to offer a greater range of products without increased inventory requirements or associated risk.

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

Trademarks

The Company conducts its business under the various trademarks and service marks including Lifeboat Distribution and TechXtend. The Company protects these trademarks and service marks and believes that they have significant value to us and are important factors in our marketing programs.

Employees

As of December 31, 2013, Wayside Technology Group, Inc. and its subsidiaries had 121 full-time employees and 2 part-time employees. The Company is not a party to any collective bargaining agreements with its employees, has experienced no work stoppages and considers its relationships with its employees to be satisfactory.

Executive Officers of the Company

Set forth below are the name, age, present title, principal occupation and certain biographical information for our executive officers as of February 1, 2014, all of whom have been appointed by and serve at the discretion of the Board of Directors of the Company (the “Board of Directors”).

Name	Age	Position
Simon F. Nynens	42	Chairman, President and Chief Executive Officer
Thomas J. Flaherty	46	Vice President and Chief Financial Officer
Vito Legrottaglie	49	VP of Operations and Information Systems
Daniel T. Jamieson	56	VP and General Manager — Lifeboat Distribution
Richard J. Bevis	64	Vice President of Marketing
Shawn J. Giordano	44	Vice President of Sales-TechXtend

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

Thomas J. Flaherty was appointed as Vice President and Chief Financial Officer in August 2012. In October 2012, Mr. Flaherty was appointed as Corporate Secretary and as a member of Wayside Technology Group (Canada), Inc. board of directors. He most recently served as Vice President of Finance of StemCyte, Inc. from 2008 to 2012.  Before that, from 2004 to 2008, Mr. Flaherty served as Corporate Controller & US Division Controller at VPIsystems, Inc., an international enterprise class software company.  Prior to joining VPIsystems, Inc., from 1997 to 2004, he served as Chief Financial Officer and founder of Bike-Time, LLC and GeeWhiz Toys, LLC. Mr. Flaherty also was employed by Centennial Communications Corp. and Ernst & Young, LLP.   In addition, Mr. Flaherty is a Certified Public Accountant.

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

Shawn J. Giordano was appointed Vice President of Sales - TechXtend in August 2008. Mr. Giordano joined Wayside Technology Group, Inc. in November 2007 as Senior Director of Sales for TechXtend. Prior to joining Wayside Technology Group, Inc., he worked for CA, Inc. (Computer Associates), a business consulting and software development company, from 2000 to 2007, most recently as Director of Channel Sales. Mr. Giordano began his career at Microwarehouse, Inc., and in over eight years with that company, progressed through positions of increasing responsibility in sales, marketing, and management.

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

In January 2004, we adopted a Code of Ethical Conduct. The full text of the Code of Ethical Conduct, which applies to all employees, officers and directors of the Company, including our Chief Executive Officer and Chief Financial Officer, is available at our web site, http://www.waysidetechnology.com, under “Corporate Governance.” The Company intends to disclose any amendment to, or waiver from, a provision of the Code of Ethical Conduct that applies to its Chief Executive Officer or Chief Financial Officer on its web site under “Investor Information.”

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

We rely on our suppliers for product availability, marketing funds, purchasing incentives and competitive products to sell. We acquire products for resale both directly from manufacturers and indirectly from distributors. The loss of a supplier could cause a disruption in the availability of products. Additionally, there is no assurance that as manufacturers continue to or increasingly sell directly to end users and through the distribution channel, that they will not limit or curtail the availability of their products to distributors/resellers like us. For example, resellers and publishers may attempt to increase the volume of software products distributed electronically through ESD (Electronic Software Distribution) technology, through subscription services, and through on-line shopping services, and correspondingly, decrease the volume of products sold through us.  Our inability to obtain a sufficient quantity of products, or an allocation of products from a manufacturer in a way that favors one of our competitors, or competing distribution channels, relative to us, could cause us to be unable to fill clients’ orders in a timely manner, or at all, which could have a material adverse effect on our business, results of operations and financial condition. We also rely on our suppliers to provide funds for us to market their products, including through our catalogs and on-line marketing efforts, and to provide purchasing incentives to us.  If any of the suppliers that have historically provided these benefits to us decides to reduce such benefits, our expenses would increase, adversely affecting our results of operations.

General economic weakness may reduce our revenues and profits.  The ongoing effects of the general economic downturn, especially outside of the USA, continues to cause some of our current and potential customers to delay or reduce technology purchases, resulting in longer sales cycles, slower adoption of new technologies and increased price competition.  We may, therefore, experience a greater decline in demand for the products we sell, resulting in increased competition and pressure to reduce the cost of operations. Any benefits from cost reductions may take longer to realize and may not fully mitigate the impact of the reduced demand. In addition, weak financial and credit markets heighten the risk of customer bankruptcies and create a corresponding delay in collecting receivables from those customers and may also affect our vendors’ ability to supply products, which could disrupt our operations.  The realization of any or all of these risks could have a material adverse effect on our business, results of operations and financial condition.

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

Moreover, the success of our operations depends upon the secure transmission of confidential and personal data over public networks, including the use of cashless payments. Any failure on the part of us or our vendors to maintain the security of data we are required to protect, including via the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in our employees’, partners’ and clients’ confidence in us and other competitive disadvantages, and thus could have a material adverse impact on our business, financial condition and results of operations.  During 2013 and 2012 we did not have any cybersecurity breaches.

We depend on certain key personnel. Our future success will be largely dependent on the efforts of key management personnel for strategic and operational guidance as well as relationships with our key vendors and customers. We also believe that our future success will be largely dependent on our continued ability to attract and retain highly qualified management, sales, service, finance and technical personnel. We cannot assure you that we will be able to attract and retain such personnel. Further, we make a significant investment in the training of our sales account executives. Our inability to retain such personnel or to train them either rapidly enough to meet our expanding needs or in an effective manner for quickly changing market conditions could cause a decrease in the overall quality and efficiency of our sales staff, which could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Common Stock. The exercise of outstanding options or any other issuance of shares by us may dilute your ownership of our Common Stock. Our Common Stock is thinly traded, which may be exacerbated by our repurchases of our Common Stock. As a result of the thin trading market for our stock, its market price may fluctuate significantly more than the stock market as a whole or of the stock prices of similar companies.  Without a larger float, our common stock will be less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices for our Common Stock may be more volatile. Among other things, trading of a relatively small volume of our Common Stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company leases 18,000 square feet of space in Shrewsbury, New Jersey for its corporate headquarters and warehouse under a lease expiring in February 2016.  Total annual rent expense for these premises is approximately $225,000. Additionally, the Company leases approximately 3,700 square feet of office and warehouse space in Mississauga, Canada, under a lease which expires November 30, 2016. Total annual rent expense for these premises is approximately $30,000.  The Company also leases approximately 150 square feet of office space in Almere, Netherlands under a lease which expires October 31, 2014, at an annual rent of approximately $12,000. We believe that each of the properties is in good operating condition and such properties are adequate for the operation of the Company’s business as currently conducted.

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

	High	Low
2013:
First Quarter	$13.05	$11.25
Second Quarter	$12.18	$11.13
Third Quarter	$12.95	$11.40
Fourth Quarter	$13.93	$12.74
2012:
First Quarter	$14.40	$11.70
Second Quarter	$17.00	$12.05
Third Quarter	$12.97	$12.15
Fourth Quarter	$12.90	$10.81

In each of 2013 and 2012, we declared quarterly dividends totaling $0.65 and $0.64 per share, respectively, on our Common Stock. Our dividend declared and paid in the fourth quarter of 2013 was increased from $0.16 per share (declared and paid in the first, second and third quarter of 2013) to $0.17 per share. There can be no assurance that we will continue to pay comparable cash dividends in the future.

During 2013, the Company granted a total of 56,500 shares of Restricted Stock to officers and employees. Included in these grants were 40,000 Restricted Shares granted to the Company’s CEO in accordance with the satisfaction of certain performance criteria included in his compensation plan. These 40,000 Restricted Shares vest over 16 equal quarterly installments. The remaining grants of Restricted Stock vest over 20 equal quarterly installments. A total of 775 shares of Restricted Stock were forfeited as a result of employees terminating employment with the Company.

During 2012, the Company granted a total of 92,000 shares of Restricted Stock to officers, directors and employees. These shares of Restricted Stock vest over 20 equal quarterly installments. A total of 3,525 shares of Restricted Stock were forfeited as a result of employees terminating employment with the Company.

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

As of January 30, 2014 there were approximately 30 record holders of our Common Stock. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by brokerage firms and clearing agencies.

During the fourth quarter of 2013, we repurchased shares of our Common Stock as follows:

	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Period	Purchased	(2)	Programs	(3)	(4)(5)

October 1- October 31, 2013	7,000	$12.92	7,000	$12.92	218,947
November 1- November 30, 2013 (1)	10,304	$13.42	500	$13.02	218,447
December 1 - December 31, 2013	3,500	$12.95	3,500	$12.95	214,947
Total	20,804	$13.17	11,000	$12.93	214,947

(1) Includes 9,804 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (4) below.

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

STOCK PRICE PERFORMANCE GRAPH

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return of the S&P Midcap 400 Index and the S&P 500 Computer and Electronics Retail Index for the period commencing December 31, 2008 and ending December 31, 2013, assuming $100 was invested on December 31, 2008 and the reinvestment of dividends.

	Base	INDEXED RETURNS
	Period	Years Ending
Company / Index	Dec08	Dec09	Dec10	Dec11	Dec12	Dec13
Wayside Technology Group, Inc.	100	123.10	185.86	211.29	202.17	259.69
S&P MidCap 400 Index	100	137.38	173.98	170.96	201.53	269.04
S&P 500 Computer & Electronics Retail Index	100	135.20	124.22	93.86	66.22	182.32

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

Year Ended December 31,

(Amounts in thousands, except per share amounts)

	2013	2012	2011	2010	2009
Consolidated Statement of Operations Data:
Net sales	$300,390	$297,057	$250,169	$206,730	$146,384
Cost of sales	276,035	273,165	226,928	186,720	130,791
Gross profit	24,355	23,892	23,241	20,010	15,593
Selling, general and administrative expenses	15,505	15,377	14,623	13,207	11,319
Income from operations	8,850	8,515	8,618	6,803	4,274
Other income, net	562	574	369	407	521
Income before provision for income taxes	9,412	9,089	8,987	7,210	4,795
Provision for income taxes	3,019	3,600	3,448	2,789	1,928
Net income	$6,393	$5,489	$5,539	$4,421	$2,867
Net income per common share:
Basic	$1.44	$1.23	$1.26	$1.01	$0.65
Diluted	$1.41	$1.19	$1.20	$0.98	$0.65
Weighted average common shares outstanding:
Basic	4,454	4,476	4,412	4,386	4,399
Diluted	4,526	4,628	4,606	4,500	4,427

December 31,

(Amounts in thousands, except per share amounts)

	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash and cash equivalents	$19,609	$9,835	$9,202	$10,955	$8,560
Marketable securities	—	4,411	5,375	4,528	7,571
Working capital	24,016	19,592	19,337	19,033	16,583
Total assets	94,760	91,445	74,861	68,683	53,667
Total stockholders’ equity	34,721	32,125	28,934	26,679	24,359

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

Overview

The Company is organized into two reportable operating segments.  The “Lifeboat Distribution” segment distributes technical software to corporate resellers, value added resellers (VARs), consultants and systems integrators worldwide.  The “TechXtend” segment is a value-added reseller of software, hardware and services for corporations, government organizations and academic institutions in the USA and Canada.

We offer an extensive line of products from leading publishers of software and tools for virtualization/cloud computing, security, networking, storage & infrastructure management, application lifecycle management and other technically sophisticated domains as well as computer hardware. We market these products through direct sales, the Internet, our catalogs, direct mail programs, advertisements in trade magazines and e-mail promotions.

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

Stock Volatility. The technology sector of the United States stock markets has experienced substantial volatility in recent periods. Numerous conditions which impact the technology sector or the stock market in general or the Company in particular, whether or not such events relate to or reflect upon the Company’s operating performance, could adversely affect the market price of the Company’s Common Stock. Furthermore, fluctuations in the Company’s operating results, announcements regarding litigation, the loss of a significant vendor or customer, increased competition, reduced vendor incentives and trade credit, higher postage and operating expenses, and other developments, could have a significant impact on the market price of the Company’s Common Stock.

Financial Overview

Net sales totaled $300.4 million in 2013 as compared to $297.1 million in 2012, representing a 1% increase.  Gross profit increased by $0.5 million or 2% in 2013 as compared to 2012.  Selling, general and administrative (“SG&A”) expenses increased by $0.1 million in 2013 as compared to 2012.  Income from operations amounted to $8.9 million in 2013 as compared to $8.5 million in 2012, representing an increase of $0.4 million or 4% as compared to 2012.  This increase resulted from the increase in total sales and total gross margin (Lifeboat Distribution segment increased offset by a decrease in TechXtend segment) offset by a slight increase in SG&A expenses.  Our income before provision for income taxes increased by $0.3 million to $9.4 million in 2013 compared to $9.1 million in 2012.  We reported a net income of $6.4 million for 2013 compared to $5.5 million in 2012.

The Company’s sales, gross profit and results of operations have fluctuated and are expected to continue to fluctuate on a quarterly basis as a result of a number of factors, including but not limited to: the condition of the software industry in general, shifts in demand for software products, pricing, level of extended payment terms sales transactions, industry shipments of new software products or upgrades, the timing of new merchandise and catalog offerings, fluctuations in response rates, fluctuations in merchandise returns, adverse weather conditions that affect response, distribution or shipping, shifts in the timing of holidays and changes in the Company’s product offerings. The Company’s operating expenditures are based on sales forecasts. If sales do not meet expectations in any given quarter, operating results may be materially adversely affected.

Results of Operations

The following table sets forth for the years indicated the percentage of net sales represented by selected items reflected in the Company’s Consolidated Statements of Earnings. The year-to-year comparison of financial results is not necessarily indicative of future results:

	Years ended December 31,
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	91.9	92.0	90.7
Gross profit	8.1	8.0	9.3
Selling, general and administrative expenses	5.2	5.1	5.9
Income from operations	2.9	2.9	3.4
Other income	0.2	0.2	0.2
Income before income taxes	3.1	3.1	3.6
Income tax provision	1.0	1.2	1.4
Net income	2.1%	1.9%	2.2%

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net Sales

Net sales for 2013 increased 1%, or $3.3 million to $300.4 million in 2013 compared to $297.1 million in 2012. Total sales for our Lifeboat Distribution segment in 2013 were $237.7 million compared to $217.3 million in 2012, representing a 9% increase. Total sales for the TechXtend segment in 2013 amounted to $62.8 million, compared to $79.7 million in 2012, representing a 21% decrease.

The increase in net sales for our Lifeboat Distribution segment was mainly a result of the strengthening of our account penetration, our continued focus on the expanding virtual infrastructure-centric business and the addition of several key product lines; primarily on sales generated out of the USA sales office. The 21% decrease in sales in the TechXtend segment was primarily due to a decrease in large single sales transactions and a decrease in extended payment terms sales transactions in the first three quarters of 2013 as compared to exceptionally strong levels of large single sales transactions and extended payment terms sales transactions in 2012.

Gross Profit

Gross Profit for 2013 was $24.4 million compared to $23.9 million in 2012, a 2% increase. Total gross profit for our Lifeboat Distribution segment in 2013 was $17.4 million compared to $15.8 million in 2012, representing a 10% increase.  The increase in gross profit for the Lifeboat Distribution segment was due to increased sales volume as gross profit margin remained relatively stable.  Total gross profit for our TechXtend segment in 2013 was $6.9 million compared to $8.1 million in 2012, representing a 14% decrease. The decrease in gross profit for the TechXtend segment was the result primarily of decreased software sales volume, including a decrease in large single sale transactions and extended payment terms sales transactions, offset in part by a higher gross margin in 2013 as compared to 2012 primarily on software sales. Vendor rebates and discounts for 2013 improved and amounted to $1.7 million compared to $1.5 million for 2012, representing a 13% increase.  The increase in vendor rebates and discounts as a percentage of net sales was experienced mainly at the TechXtend segment.

Gross profit margin (gross profit as a percentage of net sales) for 2013 was 8.1% compared to 8.0% in 2012. Gross profit margin for our Lifeboat Distribution segment was consistent at 7.3% in 2013 and 2012. Gross profit margin for our TechXtend segment in 2013 was 11.0% compared to 10.1% in 2012.  This increase is due to increased pricing and vendor rebates in 2013 as compared to 2012.

The increase in gross profit dollars and the increase in gross profit margins were primarily caused by the sales growth within our Lifeboat Distribution segment and increase in pricing and an increase in rebates earned at our TechXtend segment.

The Company monitors gross profits and gross profit margins carefully.  Price competition in our market persisted in 2013. Although our total gross profit margins improved slightly in 2013, we anticipate that margins, as well as discounts and rebates, will continue to be under pressure in the near future.

Selling, General and Administrative Expenses

Total selling, general and administrative (“SG&A”) expenses for 2013 were $15.5 million compared to $15.4 million in 2012, representing an increase of $0.1 million or 0.8%.  This increase is primarily the result of an increase in sales commissions and bonus for our Lifeboat segment due to our growth in this segment, increase in operations bonus, the addition of employees in TechXtend government sales, finance and operations to support business growth offset by a decrease in TechXtend sales commissions and bonus due to decrease in this segment and a decrease in legal and consulting fees. SG&A expenses as a percentage of net sales were 5.2% in each of 2013 and 2012.

Direct selling costs (a component of SG&A) for 2013 were $8.0 million compared to $8.1 million in 2012. Total direct selling costs for our Lifeboat Distribution segment for 2013 were $4.7 million compared to $4.5 million in 2012, mainly due to increased commission and bonus expense compared to the prior year on higher segment gross profit and income. Total direct selling costs for our TechXtend segment for 2013 were $3.3 million compared to $3.6 million in 2012. The decrease in the TechXtend segment was due to lower commission and bonus expense resulting from lower segment gross profit and segment income which are the bases for calculating commission and bonus expense offset by an increase in government sales salaries.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We plan to continue to expand our investment in information technology and marketing, while monitoring our sales and general and administrative expenses closely.

Income Taxes

For the year ended December 31, 2013, the Company recorded a provision for income taxes of $3.0 million which consists of a provision of $2.9 million for U.S. federal income taxes, as well as a $0.1 million provision for foreign taxes, and a deferred tax expense of $0.1 million.

The current year effective tax rate was 32.1% compared to 39.6% in 2012. The decrease in the effective tax rate was primarily the result of a change in the state of New Jersey’s apportionment rules which lowered our state rate compared with the prior year.

As of December 31, 2013, the Company had a U.S. deferred tax asset of approximately $0.4 million.

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

The increase in net sales for our Lifeboat Distribution segment was mainly a result of the strengthening of our account penetration, our continued focus on the expanding virtual infrastructure-centric business and the addition of several key product lines. The 39% increase in sales in the TechXtend  segment was primarily due to an increase in larger extended payment term transactions, solution focus selling and higher average order sizes in 2012.

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

The increase in gross profit dollars and the decrease in gross profit margins were primarily caused by the sales growth within our Lifeboat Distribution and TechXtend segments, offset in part, by continued pressure on discounts and rebates earned and competitive pricing pressure in both segments, and, in part, by our having won several large bids, including transactions on extended payment terms, based on aggressive pricing.

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

Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02 “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income”. This update requires companies to present the effects on the line items of net income of significant reclassifications out of accumulated other comprehensive income if the amount being reclassified is required under U.S. generally accepted accounting principles (“US GAAP”) to be reclassified in its entirety to net income in the same reporting period. ASU 2013-02 is effective prospectively for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of the amended guidance did not have a significant impact on our consolidated financial statements.

Liquidity and Capital Resources

Our cash and cash equivalents increased by $9.8 million to $19.6 million at December 31, 2013 from $9.8 million at December 31, 2012.  Net cash provided by operating activities amounted to $10.3 million, net cash provided by investing activities amounted to $4.2 million, and net cash used in financing activities amounted to $4.8 million.

Net cash provided by operating activities in 2013 was $10.3 million. In 2013, cash was mainly provided by $8.1 million from net income net of non-cash charges, a $2.0 million decrease in accounts receivable, a $0.4 million decrease in inventory, and a $0.8 million increase in accounts payable, offset in part by an increase in prepaid and other current assets of $0.8 million.

In 2013, cash provided by investing activities was $4.2 million. This resulted primarily from $4.4 million net redemptions of available-for-sale marketable securities. These securities are highly rated and highly liquid. These securities are classified as available-for-sale securities in accordance with ASC Topic 320 “Investments in Debt and Equity Securities”, and as a result, unrealized gains and losses are reported as part of accumulated other comprehensive income.  This was partially offset by $0.2 million for the purchase of equipment and leasehold improvements.

Net cash used in financing activities in 2013 of $4.8 million consisted of $3.0 million of dividend payments on our Common Stock and $2.1 million for the purchases of treasury shares of our Common Stock offset by the tax benefit from share based compensation of $0.2 million and the exercise of stock options of $0.2 million.

In 2008, the Board of Directors authorized the purchase of 500,000 shares of our Common Stock. In 2002, the Board of Directors authorized the purchase of 1,490,000 shares of our Common Stock. In October 1999, the Company was authorized by the Board of Directors to buy back 521,013 shares of our Common Stock in both open market and private transactions, as conditions warrant. A total of 2,296,066 shares of the Company’s stock had been bought back as of December 31, 2013 leaving a balance of 214,947 shares of Common Stock that the Company is authorized to buy back in the future.

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

We intend to hold the repurchased shares in treasury for general corporate purposes, including issuances under various stock plans. As of December 31, 2013, we held 631,207 shares of our Common Stock in treasury at an average cost of $11.12 per share. As of December 31, 2012, we held 543,627 shares of our Common Stock in treasury at an average cost of $9.88 per share.

The Company’s current and anticipated use of its cash and cash equivalents is, and will continue to be, to fund working capital, operational expenditures, the stock repurchase program and dividends, if any, declared by the Board of Directors.

On January 4, 2013, the Company entered into a $10,000,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. pursuant to a Business Loan Agreement, Promissory Note, Commercial Security Agreements and Commercial Pledge Agreement. The Credit Facility, which will be used for business and working capital purposes, including financing of larger extended payment terms sales transactions which may become a  more significant portion of the Company’s net sales.  The Credit Facility matures on January 4, 2016. (see Note 7 Credit Facility in the Notes to our Consolidated Financial Statements).  As of December 31, 2013 there were no borrowings outstanding on the Credit Facility.

The Company believes that the cash flows from operations and funds held in cash and cash equivalents as well as available borrowing on the Credit Facility will be sufficient to fund the Company’s working capital and cash requirements for at least the next 12 months.

The Company had cash and cash equivalents of $19.6 million as of December 31, 2013, of which $3.7 million was held outside the United States. Our current intention is to reinvest the majority of our earnings from foreign operations. Our current plans do not anticipate a need to repatriate cash to fund our domestic operations. In the event cash from foreign operations is needed to fund operations in the U.S., we would be subject to additional income taxes in the U.S. reduced by any foreign taxes paid on these earnings.

Contractual Obligations as of December 31, 2013

(Amounts in thousands)

Payment due by Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt obligations	—	—	—	—	—
Capital Lease obligations	—	—	—	—
Operating Leases obligations (1)	$620	$280	$340	—	—
Purchase Obligations	—	—	—	—	—
Other Long term Obligations reflected on the Company’s Balance Sheet under GAAP	—	—	—	—	—
Total Contractual Obligations	$620	$280	$340	—	—

(1) Operating leases relate primarily to the lease of the space used for our operations in Shrewsbury, New Jersey, Mississauga, Canada and Almere, Netherlands. The commitments for operating leases include the minimum rent payments.

As of December 31, 2013, the Company is not committed by lines of credit or standby letters of credit, and has no standby repurchase obligations or other commercial commitments (see Note 7 Credit Facility in the Notes to our Consolidated Financial Statements).

Foreign Exchange

The Company’s Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. We are subject to fluctuations primarily in the Canadian Dollar-to-U.S. Dollar exchange rate.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements that have been prepared in accordance with US GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company recognizes revenue from the sale of software and hardware for microcomputers, servers and networks on a gross revenue recognition basis upon shipment or upon electronic delivery of the product.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

In addition to its activities in the USA, 7% of the Company’s 2013 sales were generated in Canada. We are subject to general risks attendant to the conduct of business in Canada, including economic uncertainties and foreign government regulations. In addition, the Company’s Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors.

The Company’s cash and cash equivalents, at times, may exceed federally insured limits. The Company maintains its cash accounts primarily in financial institutions with global operations.  The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

The Company’s $4.4 million investments in marketable securities at December 31, 2012 were invested in insured certificates of deposit at banks located in the USA.  At December 31, 2013 the Company had no investments in marketable securities.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required hereunder, with the exception of the information relating to the executive officers of the Registrant that is presented in Part I under the heading “Executive Officers of the Company,” and the information relating to the Company’s Code of Ethical Conduct that is presented in Part I under the heading “Available Information,” is incorporated by reference herein from our Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than April 30, 2014 (the “Definitive Proxy Statement”) under the sections captioned “Election of Directors,” “Corporate Governance” and “Section 16 (a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

The information required hereunder is incorporated by reference herein from the Definitive Proxy Statement under the sections captioned “Executives and Executive Compensation” and “Corporate Governance.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required hereunder is incorporated by reference herein from the Definitive Proxy Statement under the sections captioned “Equity Compensation Plan Information — Securities Authorized for Issuance under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management”.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

The information required hereunder is incorporated by reference herein from the Definitive Proxy Statement under the sections captioned “Executives and Executive Compensation,” “Corporate Governance” and “Transactions with Related Persons.”

Item 14. Principal Accounting Fees and Services

The information required hereunder is incorporated by reference herein from the Definitive Proxy Statement under the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm”.

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

10.1

Business Loan Agreement, dated January 4, 2013, between Wayside Technology Group, Inc., Lifeboat Distribution, Inc., TechXtend, Inc., Programmer’s Paradise, Inc., as borrowers, and Citibank, N.A., as lender. (16)

10.2

Promissory Note, dated January 4, 2013, between Wayside Technology Group, Inc., Lifeboat Distribution, Inc., Techxtend, Inc., Programmer’s Paradise, Inc., as borrowers, and Citibank, N.A., as lender. (16)

10.3

Commercial Pledge Agreement, dated January 4, 2013, among Wayside Technology Group, Inc., as grantor, Wayside Technology Group, Inc., Lifeboat Distribution, Inc., Techxtend, Inc., Programmer’s Paradise, Inc., as borrowers, and Citibank, N.A., as lender. (16)

10.4

Commercial Security Agreement, dated January 4, 2013, among Wayside Technology Group, Inc., as grantor, Wayside Technology Group, Inc., Lifeboat Distribution, Inc., Techxtend, Inc., Programmer’s Paradise, Inc., as borrowers, and Citibank, N.A., as lender. (16)

10.5

Commercial Security Agreement, dated January 4, 2013, among Lifeboat Distribution, Inc., as grantor, Wayside Technology Group, Inc., Lifeboat Distribution, Inc., Techxtend, Inc., Programmer’s Paradise, Inc., as borrowers, and Citibank, N.A., as lender. (16)

10.6

Commercial Security Agreement, dated January 4, 2013, among Programmer’s Paradise, Inc., as grantor, Wayside Technology Group, Inc., Lifeboat Distribution, Inc., Techxtend, Inc., Programmer’s Paradise, Inc., as borrowers, and Citibank, N.A., as lender. (16)

10.7

Commercial Security Agreement, dated January 4, 2013, among Techxtend, Inc., as grantor, Wayside Technology Group, Inc., Lifeboat Distribution, Inc., Techxtend, Inc., Programmer’s Paradise, Inc., as borrowers, and Citibank, N.A., as lender. (16)

10.8	1995 Stock Plan, as amended. (3)

10.9	1995 Non-Employee Director Plan, as amended. (3)

10.9(a)	2006 Stock-Based Compensation Plan. (4)

10.9(b)	First Amendment to 2006 Stock-Based Compensation Plan. (5)

10.9(c)	Second Amendment to 2006 Stock-Based Compensation Plan. (5)

10.10	Form of Officer and Director Indemnification Agreement. (1)

10.11	2012 Stock-Based Compensation Plan (15)

10.12	Lease dated as of May 14, 1997 between Robert C. Baker, et al as Landlord and the Company. (6)

10.12(a)	Modification of Lease, dated as of July 27, 2006, between SBC Holdings, L.P. (successor in interest to Robert C. Baker, et al.) and the Company. (2)

10.13	Employment Agreement, dated January 12, 2006, between the Company and Simon F. Nynens. (7)

10.14	Offer Letter, dated January 6, 2003, from the Company to Vito Legrottaglie.(8)

10.15	Resignation Letter, dated May 16, 2007, from Wayside Technology Group, Inc. to Jeffrey Largiader. (9)

10.16	General Release, dated May 18, 2007, between Jeffrey Largiader and Wayside Technology Group, Inc. (5)

10.17	Restricted Stock Letter, dated August 15, 2006, between Vito Legrottaglie and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.). (5)

10.18	Restricted Stock Letter, dated August 15, 2006, between Jeffrey Largiader and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.). (5)

10.19	Restricted Stock Letter, dated August 15, 2006, between Daniel Jamieson and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.). (5)

10.20	Restricted Stock Letter, dated August 15, 2006, between Allan Weingarten and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.). (5)

10.21	Restricted Stock Letter, dated August 15, 2006, between Edwin Morgens and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.). (5)

10.22	Restricted Stock Letter, dated August 15, 2006, between Duff Meyercord and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.). (5)

10.23	Restricted Stock Letter, dated August 15, 2006, between Simon F. Nynens and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.). (5)

10.24	Restricted Stock Letter, dated August 15, 2006, between Simon F. Nynens and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.). (5)

10.25	Restricted Stock Letter, dated August 15, 2006, between Kevin Scull and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.). (5)

10.26	Restricted Stock Letter, dated January 31, 2007, between William Willett and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.). (5)

10.27	Restricted Stock Letter, dated November 19, 2007, between Richard Bevis and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.). (5)

10.28	Form of Non-Qualified Stock Option Agreement. (5)

10.29	Restricted Stock Letter, dated February 5, 2008, between Kevin Scull and Wayside Technology Group, Inc. (10)

10.30	Restricted Stock Letter, dated February 5, 2008, between Richard Bevis and Wayside Technology Group, Inc. (10)

10.31	Restricted Stock Letter, dated February 5, 2008, between Simon Nynens and Wayside Technology Group, Inc. (10)

10.32	Restricted Stock Letter, dated February 5, 2008, between Vito Legrottaglie and Wayside Technology Group, Inc. (10)

10.33	Restricted Stock Letter, dated February 5, 2008, between Daniel Jamieson and Wayside Technology Group, Inc. (10)

10.34	Restricted Stock Letter, dated February 5, 2008, between Edwin Morgens and Wayside Technology Group, Inc. (10)

10.35	Restricted Stock Letter, dated February 5, 2008, between William Willett and Wayside Technology Group, Inc. (10)

10.36	Restricted Stock Letter, dated February 5, 2008, between Allan Weingarten and Wayside Technology Group, Inc. (10)

10.37	Restricted Stock Letter, dated February 5, 2008, between Mark Boyer and Wayside Technology Group, Inc. (10)

10.38	Restricted Stock Letter, dated February 5, 2008, between Duff Meyercord and Wayside Technology Group, Inc. (10)

10.39	Restricted Stock Letter, dated May 5, 2009, between Simon Nynens and Wayside Technology Group, Inc. (11)

10.40	Restricted Stock Letter, dated May 5, 2009, between Kevin Scull and Wayside Technology Group, Inc. (11)

10.41	Restricted Stock Letter, dated May 5, 2009, between Richard Bevis and Wayside Technology Group, Inc. (11)

10.42	Restricted Stock Letter, dated May 5, 2009, between Shawn Giordano and Wayside Technology Group, Inc. (11)

10.43	Restricted Stock Letter, dated May 5, 2009, between Daniel Jamieson and Wayside Technology Group, Inc. (11)

10.44	Restricted Stock Letter, dated May 5, 2009, between Vito Legrottaglie and Wayside Technology Group, Inc. (11)

10.45	Restricted Stock Letter, dated February 9, 2010, between Kevin Scull and Wayside Technology Group, Inc. (12)

10.46	Restricted Stock Letter, dated February 9, 2010, between Richard Bevis and Wayside Technology Group, Inc. (12)

10.47	Restricted Stock Letter, dated February 9, 2010, between Simon Nynens and Wayside Technology Group, Inc. (12)

10.48	Restricted Stock Letter, dated February 9, 2010, between Vito Legrottaglie and Wayside Technology Group, Inc. (12)

10.49	Restricted Stock Letter, dated February 9, 2010, between Daniel Jamieson and Wayside Technology Group, Inc. (12)

10.50	Restricted Stock Letter, dated February 9, 2010, between Shawn Giordano and Wayside Technology Group, Inc. (12)

10.51	Restricted Stock Letter, dated February 9, 2010, between Edwin Morgens and Wayside Technology Group, Inc. (12)

10.52	Restricted Stock Letter, dated February 9, 2010, between William Willett and Wayside Technology Group, Inc. (12)

10.53	Restricted Stock Letter, dated February 9, 2010, between Allan Weingarten and Wayside Technology Group, Inc. (12)

10.54	Restricted Stock Letter, dated February 9, 2010, between Mark Boyer and Wayside Technology Group, Inc. (12)

10.55	Restricted Stock Letter, dated February 9, 2010, between Duff Meyercord and Wayside Technology Group, Inc. (12)

10.56	Restricted Stock Letter, dated June 6, 2012, between Mike Faith and Wayside Technology Group, Inc. (13)

10.57	Restricted Stock Letter, dated May 8, 2012, between Dan Jamieson and Wayside Technology Group, Inc. (13)

10.58	Restricted Stock Letter, dated May 8, 2012, between Shawn Giordano and Wayside Technology Group, Inc. (13)

10.59	Restricted Stock Letter, dated May 8, 2012, between Vito Legrottaglie and Wayside Technology Group, Inc. (13)

10.60	Restricted Stock Letter, dated December 10, 2012, between Thomas Flaherty and Wayside Technology Group, Inc.(13)

10.61	Restricted Stock Letter, dated February 5, 2013, between Simon F. Nynens and Wayside Technology Group, Inc.(14)

21.1	Subsidiaries of the Registrant

23.1	Consent of EisnerAmper LLP

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Simon F. Nynens, the Chief Executive Officer of the Company.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Thomas J. Flaherty, the Chief Financial Officer of the Company.

32.1

Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Simon F. Nynens, the Chief Executive Officer of the Company.(17)

32.2

Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Thomas J. Flaherty, the Chief Financial Officer of the Company.(17)

101

The following financial information from Wayside Technology Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 21, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Earnings, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statements.

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

(13)                          Incorporated by reference to exhibits of the same number filed with the Registrant’s Annual Report on Form 10-K for the Period Ended December 31, 2012 filed February 15, 2013.

(14)                          Incorporated by reference to exhibits of the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the Period Ended March 31, 2013 filed May 1, 2013.

(15)                          Incorporated by reference to Exhibit A of the Registrant’s Definitive Annual Meeting Proxy Statement filed on April 24, 2012.

(16)                          Incorporated by reference to the Registrant’s Form 8-K filed on January 8, 2013.

(17)                          Furnished herewith.

(b) The exhibits required by Item 601 of Regulation S-K are reflected above in Section (a) 3.of this Item.

(c) The financial statement schedule is included as reflected in Section (a) 2.of this Item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Shrewsbury, New Jersey, on February 21, 2014.

WAYSIDE TECHNOLOGY GROUP, INC.

By:	/s/ Simon F. Nynens
Simon F. Nynens, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

	President, Chief Executive Officer and	February 21, 2014
/s/ Simon F. Nynens	Chairman of the Board of Directors
Simon F. Nynens	(Principal Executive Officer)

/s/ Thomas J. Flaherty	Vice President and Chief Financial Officer	February 21, 2014
Thomas J. Flaherty	(Principal Financial and Accounting Officer)

/s/ William H. Willett	Director	February 21, 2014
William H. Willett

/s/ Mark. T. Boyer	Director	February 21, 2014
Mark. T. Boyer

/s/ Duffield Meyercord	Director	February 21, 2014
Duffield Meyercord

/s/ Edwin H. Morgens	Director	February 21, 2014
Edwin H. Morgens

/s/ Allan D. Weingarten	Director	February 21, 2014
Allan D. Weingarten

/s/ Mike Faith	Director	February 21, 2014
Mike Faith

/s/ Steven DeWindt	Director	February 21, 2014
Steven DeWindt

Items 8 and 15(a)

Wayside Technology Group, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Wayside Technology Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Wayside Technology Group, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wayside Technology Group, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audits of the consolidated financial statements referred to above, we also audited the consolidated financial statement schedule, Schedule II — Valuation and Qualifying Accounts, for each of the years in the three-year period ended December 31, 2013. In our opinion, this financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ EisnerAmper LLP

Iselin, New Jersey

February 21, 2014

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$19,609	$9,835
Marketable securities	—	4,411
Accounts receivable, net of allowances of $1,429 and $1,586 in 2013 and 2012, respectively	60,796	61,388
Inventory, net	1,315	1,717
Prepaid expenses and other current assets	2,117	1,281
Deferred income taxes	218	280
Total current assets	84,055	78,912

Equipment and leasehold improvements, net	324	375
Accounts receivable-long-term	10,006	11,851
Other assets	159	71
Deferred income taxes	216	236
	$94,760	$91,445
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$60,039	$59,265
Current portion - capital lease obligation	—	55
Total current liabilities	60,039	59,320

Commitments and Contingencies

Stockholders’ equity:
Common Stock, $.01 par value; 10,000,000 shares authorized; 5,284,500 shares issued; and 4,653,293 and 4,740,873 shares outstanding in 2013 and 2012, respectively	53	53
Additional paid-in capital	28,791	27,712
Treasury stock, at cost, 631,207 and 543,627 shares in 2013 and 2012, Respectively	(7,017)	(5,373)
Retained earnings	12,695	9,316
Accumulated other comprehensive income	199	417
Total stockholders’ equity	34,721	32,125
	$94,760	$91,445

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Statements of Earnings

(Amounts in thousands, except per share amounts)

	Years ended December 31,
	2013	2012	2011

Net sales	$300,390	$297,057	$250,169

Cost of sales	276,035	273,165	226,928
Gross profit	24,355	23,892	23,241

Selling, general and administrative expenses	15,505	15,377	14,623
Income from operations	8,850	8,515	8,618

Other income:
Interest, net	562	557	368
Foreign currency transaction gain	—	17	1
Income before provision for income taxes	9,412	9,089	8,987

Provision for income taxes	3,019	3,600	3,448

Net income	$6,393	$5,489	$5,539

Income per common share-Basic	$1.44	$1.23	$1.26
Income per common share-Diluted	$1.41	$1.19	$1.20

Weighted average common shares outstanding-Basic	4,454	4,476	4,412
Weighted average common shares outstanding-Diluted	4,526	4,628	4,606

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	Years ended December 31,
	2013	2012	2011

Net income	$6,393	$5,489	$5,539

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(229)	80	(112)
Reclassification adjustment for loss realized in net income on available-for-sale marketable securities	11	—	—
Unrealized gain (loss) on available-for-sale marketable securities	—	8	(15)
Other comprehensive income (loss)	(218)	88	(127)

Comprehensive income	$6,175	$5,577	$5,412

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Treasury		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income	Total

Balance at January 1, 2011	5,284,500	$53	$25,473	514,259	$(3,570)	$4,267	$456	$26,679
Net income						5,539		5,539
Translation adjustment							(112)	(112)
Unrealized loss on available- for sale securities							(15)	(15)
Dividends paid						(2,988)		(2,988)
Stock options exercised			(11)	(18,750)	82			71
Share-based compensation expense			1,059					1,059
Tax benefit from share-based compensation			237					237
Restricted stock grants (net of forfeitures)			(33)	(6,625)	33			—
Treasury shares repurchased				115,738	(1,536)			(1,536)
Balance at December 31, 2011	5,284,500	53	26,725	604,622	(4,991)	6,818	329	28,934
Net income						5,489		5,489
Translation adjustment							80	80
Unrealized gain on available- for-sale marketable securities							8	8
Dividends paid						(2,991)		(2,991)
Stock options exercised			124	(63,500)	306			430
Share-based compensation expense			1,071					1,071
Tax benefit from share-based compensation			224					224
Restricted stock grants (net of forfeitures)			(432)	(88,475)	432			—
Treasury shares repurchased				90,980	(1,120)			(1,120)
Balance at December 31, 2012	5,284,500	53	27,712	543,627	(5,373)	9,316	417	32,125
Net income						6,393		6,393
Translation adjustment							(229)	(229)
Reclassification adjustment for loss realized in net income on available-for sale marketable securities							11	11
Dividends paid						(3,014)		(3,014)
Stock options exercised			65	(25,000)	136			201
Share-based compensation expense			1,127					1,127
Tax benefit from share-based compensation			163					163
Restricted stock grants (net of forfeitures)			(276)	(55,725)	276			—
Treasury shares repurchased				168,305	(2,056)			(2,056)
Balance at December 31, 2013	5,284,500	$53	$28,791	631,207	$(7,017)	$12,695	$199	$34,721

The accompanying notes are an integral part of the consolidated financial statements

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$6,393	$5,489	$5,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	274	302	325
Provision for doubtful accounts receivable	188	272	161
Deferred income tax expense	82	64	272
Share-based compensation expense	1,127	1,071	1,059
Gain on disposal of fixed assets	—	—	(12)
Changes in operating assets and liabilities:
Accounts receivable	1,975	(17,463)	(6,876)
Inventory	402	(477)	(76)
Prepaid expenses and other current assets	(840)	719	(738)
Accounts payable and accrued expenses	827	13,419	4,069
Net change in other operating assets and liabilities	(90)	(21)	(22)
Net cash provided by operating activities	10,338	3,375	3,701
Cash flows provided by (used in) investing activities
Purchase of equipment and leasehold improvements	(219)	(215)	(234)
Purchase of available-for-sale securities	(920)	(7,295)	(5,623)
Redemptions of available-for-sale securities	5,342	8,268	4,760
Net cash provided by (used in) investing activities	4,203	758	(1,097)
Cash flows used in financing activities
Purchase of treasury stock	(2,056)	(1,120)	(1,536)
Proceeds from stock option exercises	201	430	71
Tax benefit from share-based compensation	163	224	237
Dividends paid	(3,014)	(2,991)	(2,988)
Repayment of capital lease obligations	(55)	(76)	(83)
Net cash used in financing activities	(4,761)	(3,533)	(4,299)
Effect of foreign exchange rate on cash	(6)	33	(58)
Net increase (decrease) in cash and cash equivalents	9,774	633	(1,753)
Cash and cash equivalents at beginning of year	9,835	9,202	10,955
Cash and cash equivalents at end of year	$19,609	$9,835	$9,202

Supplementary disclosure of cash flow information:
Income taxes paid	$2,980	$3,339	$2,762

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

Note 1.  Description of Business

Wayside Technology Group, Inc. and Subsidiaries (the “Company”), was incorporated in Delaware in 1982.  The Company distributes software developed by others through resellers indirectly to customers worldwide.  We also resell computer software and hardware developed by others and provide technical services directly to customers in the United States of America (“USA”) and Canada.  We also operate a sales branch in Europe to serve our customers in this region of the world. We offer an extensive line of products from leading publishers of software and tools for virtualization/cloud computing, security, networking, storage & infrastructure management, application lifecycle management and other technically sophisticated domains as well as computer hardware.

The Company is organized into two reportable operating segments. The “Lifeboat Distribution” segment distributes technical software to corporate resellers, value added resellers (VARs), consultants and systems integrators worldwide.  The “TechXtend” segment is a value-added reseller of software, hardware and services for corporations, government organizations and academic institutions in the USA and Canada.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation and Operations

The consolidated financial statements include the accounts of Wayside Technology Group, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make extensive use of certain estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.   The significant areas of estimation include but are not limited to accounting for allowance for doubtful accounts, sales returns, inventory  obsolescence, income taxes, depreciation, contingencies and stock-based compensation. Actual results could differ from those estimates.

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

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	Year ended December 31,
	2013	2012	2011
Numerator:
Net income	$6,393	$5,489	$5,539
Denominator:
Weighted average shares (Basic)	4,454	4,476	4,412
Dilutive effect of outstanding options and nonvested shares of restricted stock	72	152	194

Weighted average shares including assumed conversions (Diluted)	4,526	4,628	4,606

Basic net income per share	$1.44	$1.23	$1.26
Diluted net income per share	$1.41	$1.19	$1.20

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

Allowance for Doubtful Accounts Receivable

We provide allowances for doubtful accounts related to accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We take into consideration the overall quality and aging of the receivable portfolio along with specifically identified customer risks. If actual customer payment performance were to deteriorate to an extent not expected, additional allowances may be required.  We historically have a low write-off rate, especially on extended payment terms sales transactions. Write-offs on extended payment terms sales transactions as a percentage of net sales amounted to 0%, 0.033% and 0.003%, respectively, for the years ended December 31, 2013, 2012 and 2011.

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

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations in credit risk consist of cash, cash equivalents, and marketable securities. At December 31, 2013 and 2012, the Company’s $0 and $4.4 million, respectively, of marketable securities are comprised of insured certificates of deposit at banking institutions in the USA.

The Company’s cash and cash equivalents, at times, may exceed federally insured limits. The Company’s cash and cash equivalents are deposited primarily in banking institutions with global operations.  The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 2013 and 2012, because of the relative short maturity of these instruments. The Company’s accounts receivable long-term is discounted to their present value at prevailing market rates so the balances approximate fair value.

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

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

Comprehensive Income

Comprehensive income consists of net income for the period, the impact of unrealized foreign currency translation adjustments and unrealized gains or losses on available-for-sale marketable securities.  The foreign currency translation adjustments are not currently adjusted for income taxes as they relate to permanent investments in international subsidiaries.

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

Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”)  issued Accounting Standards Update (“ASU”) ASU 2013-02 “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income”. This update requires companies to present the effects on the line items of net income of significant reclassifications out of accumulated other comprehensive income if the amount being reclassified is required under US GAAP to be reclassified in its entirety to net income in the same reporting period. ASU 2013-02 is effective prospectively for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of the amended guidance did not have a significant impact on our consolidated financial statements.

Note 3.  Marketable securities

There were no available-for-sale securities as of December 31, 2013.

Investments in available-for-sale securities at December 31, 2012 were:

	Cost	Market value	Unrealized (loss)
Certificates of deposit	$4,422	$4,411	$(11)
Total Marketable securities	$4,422	$4,411	$(11)

The cost and market value of our investments at December 31, 2012 by contractual maturity were:

		Estimated
	Cost	Fair Value

Due in one year or less	$4,422	$4,411

Investments in certificates of deposit are in brokered certificates of deposit at numerous banking institutions in the USA to take advantage of the FDIC insurance limits.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

Note 4.  Fair Value Measurements

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

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

Note 5.  Balance Sheet Detail

Equipment and leasehold improvements, net consist of the following as of December 31:

	2013	2012

Equipment	$2,771	$2,913
Leasehold improvements	555	561
	3,326	3,474
Less accumulated depreciation and amortization	(3,002)	(3,099)
	$324	$375

Accounts payable and accrued expenses consist of the following as of December 31:

	2013	2012

Trade accounts payable	$56,973	$55,734
Accrued expenses	3,066	3,531
	$60,039	$59,265

Accumulated other comprehensive income consists of the following as of December 31:

	2013	2012

Foreign currency translation adjustments	$199	$428
Unrealized loss on marketable securities	—	(11)
	$199	$417

Note 6.  Income Taxes

Deferred tax attributes resulting from differences between financial and accounting amounts and tax basis of assets and liabilities at December 31, 2013 and 2012 are as follows:

	2013	2012
Current assets
Accruals and reserves	$218	$280
Net current deferred tax assets	$218	$280

	2013	2012
Non-current assets
Accruals and reserves	$204	$224
Depreciation and amortization	12	12
Net non-current deferred tax assets	$216	$236
Total deferred tax assets	$434	$516

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

The provision for income taxes is as follows:

	Year ended December 31,
	2013	2012	2011
Current:
Federal	$2,873	$2,799	$2,452
State	15	536	460
Foreign	49	201	264
	2,937	3,536	3,176
Deferred:
Federal	13	54	172
State	69	10	100
	82	64	272
	$3,019	$3,600	$3,448
Effective Tax Rate	32.1%	39.6%	38.4%

The current year effective tax rate was primarily impacted by a change in the state of New Jersey’s apportionment rules which lowered our state rate compared with the prior year.

The reasons for the difference between total tax expense and the amount computed by applying the U.S. statutory federal income tax rate to income before income taxes are as follows:

	Year ended December 31,
	2013	2012	2011

Statutory rate applied to pretax income	$3,200	$3,090	$3,056
State income taxes, net of federal income tax benefit	91	334	325
Foreign income taxes under U.S. statutory rate	(20)	(21)	(4)
Other items, including the impact of the change in NJ state tax rate	(252)	197	71
Income tax expense	$3,019	$3,600	$3,448

The Company receives a tax deduction from the income realized by employees on the exercise of certain non-qualified stock options and restricted stock awards for which the tax effect of the difference between the book and tax deduction is recognized as a component of stockholders’ equity.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal consolidated tax return and its state tax return in New Jersey and its Canadian tax return as major tax jurisdictions. As of December 31, 2013 the Company’s Federal and Canadian tax returns remain open for examination for the years 2010 through 2013.The Company’s New Jersey tax returns are open for examination for the years 2009 through 2013. No liability or expense was recorded for interest or penalties related to uncertain tax positions at December 31, 2013 and 2012. The Company does not expect a significant increase or decrease in the amount of unrecognized tax positions in the next twelve months.

For financial reporting purposes, income before income taxes includes the following components:

	Year ended December 31
	2013	2012	2011
United States	$8,746	$8,451	$8,229
Canada	666	638	758
	$9,412	$9,089	$8,987

Note 7.  Credit Facility

On January 4, 2013, the Company entered into a $10,000,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Business Loan Agreement (the “Loan Agreement”), Promissory Note (the “Note”), Commercial Security Agreements (the “Security Agreements”) and Commercial Pledge Agreement (the “Pledge Agreement”).  The Credit Facility will be used for business and working capital purposes, including financing of larger extended payment terms sales transactions.  The Credit Facility matures on January 4, 2016, at which time the Company must pay this loan in one payment of any outstanding principal plus all accrued unpaid interest. In addition, the Company will pay regular monthly payments of all accrued unpaid interest.  The interest rate for any borrowings under the Credit Facility is subject to change from time to time based on the changes in an independent index which is the LIBOR Rate (the “Index”).  If the Index becomes unavailable during the term of this loan, Citibank may designate a substitute index after notifying the Company.  Interest on the unpaid principal balance of the Note will be calculated using a rate of 1.500 percentage points over the Index.  The Credit Facility is secured by the assets of the Company.

Among other affirmative covenants set forth in the Loan Agreement, the Company must maintain (i) a ratio of Total Liabilities to Tangible Net Worth (each as defined in the Loan Agreement) of not greater than 2.50 to 1.00, to be tested quarterly and (ii) a minimum Debt Service Coverage Ratio (as defined in the Loan Agreement) of 2.00 to 1.00.  Additionally, the Loan Agreement contains negative covenants related to, among other items, prohibitions against the creation of certain liens, engaging in any business activities substantially different than those currently engaged in by the Company, and paying dividends on the Company’s stock other than (i) dividends payable in its stock and (ii) cash dividends in amounts and frequency consistent with past practice, without first securing the written consent of Citibank. The Company is in compliance with all covenants at December 31, 2013.

At December 31, 2013, the Company had no borrowings outstanding under the Credit Facility.  The Company had interest expense of $10 thousand related to the Credit Facility for the year ended December 31, 2013.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

Note 8.  Stockholders’ Equity and Stock Based Compensation

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

At the annual stockholder’s meeting held on June 14, 2006, the Company’s stockholders approved the 2006 Stock-Based Compensation Plan (the “2006 Plan”). The 2006 Plan authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses, and other equity-based awards. The number of shares of Common Stock initially available under the 2006 Plan is 800,000.  As of December 31, 2013, there are no shares of common stock available for future award grants to employees and directors under this plan.

At the annual stockholder’s meeting held on June 6, 2012, the Company’s stockholders approved the 2012 Stock-Based Compensation Plan (the “2012 Plan”). The 2012 Plan authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2012 Plan was 600,000.  As of December 31, 2013, the number of shares of Common stock available for future award grants to employees and directors under the 2012 Plan is 578,050.

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

During 2013, the Company granted a total of 56,500 shares of Restricted Stock to officers and employees. Included in these grants were 40,000 Restricted Shares granted to the Company’s CEO in accordance with the satisfaction of certain performance criteria included in his compensation plan. These 40,000 Restricted Shares vest over 16 equal quarterly installments. The remaining grants of Restricted Stock vest over 20 equal quarterly installments. A total of 775 shares of Restricted Stock were forfeited as a result of employees terminating employment with the Company.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

Changes during 2011, 2012 and 2013 in options outstanding under the Company’s combined plans (i.e. the 2012 Plan, the 2006 Plan, the 1995 Non-Employee Director Plan and the 1995 Stock Plan) were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2011	392,890	8.12
Granted in 2011	—	—
Canceled in 2011	—	—
Exercised in 2011	18,750	3.85
Outstanding at December 31, 2011	374,140	8.33
Granted in 2012	—	—
Canceled in 2012	—	—
Exercised in 2012	63,500	6.78
Outstanding at December 31, 2012	310,640	8.65
Granted in 2013	—	—
Canceled in 2013	—	—
Exercised in 2013	25,000	8.03
Outstanding at December 31, 2013	285,640	8.71
Exercisable at December 31, 2013	285,640	$8.71

The options exercisable at December 31, 2013 and 2012 were 285,640 and 310,640, respectively.

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2013 was $1.4 million. The intrinsic value is calculated as the difference between the market value as of December 31, 2013 and the exercise price of the shares. The market value as of December 31, 2013 was $13.53 per share as reported by The NASDAQ Global Market.

Stock options outstanding at December 31, 2013 are summarized as follows:

Range of Exercise Prices	Outstanding Options as of December 31, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable as of December 31, 2013	Weighted Average Exercise Price

$2.00 — $2.99	5,000	0.0	$2.13	5,000	$2.13
3.00 — 6.99	10,000	0.0	3.50	10,000	3.50
7.00 — 9.99	215,000	0.4	8.03	215,000	8.03
10.00—12.99	55,640	1.3	12.85	55,640	12.85
	285,640	0.5	$8.71	285,640	$8.71

Under the various plans, options that are cancelled can be reissued. At December 31, 2013 no options were reserved for future issuance.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

A summary of nonvested shares of Restricted Stock awards outstanding under the Company’s 2006 Plan and 2012 Plan as of December 31, 2013 and changes during the three years ended December 31, 2013, 2012 and 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2010	358,650	$10.18
Granted in 2011	15,000	14.35
Vested in 2011	(103,000)	10.28
Forfeited in 2011	(8,375)	8.45
Nonvested shares at December 31, 2011	262,275	$10.44
Granted in 2012	92,000	12.32
Vested in 2012	(99,600)	10.10
Forfeited in 2012	(3,525)	11.79
Nonvested shares at December 31, 2012	251,150	$11.24
Granted in 2013	56,500	12.57
Vested in 2013	(107,325)	10.33
Forfeited in 2013	(775)	9.77
Nonvested shares at December 31, 2013	199,550	$12.02

As of December 31, 2013, there was approximately $2.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.9 years.

For the years ended December 31, 2013, 2012 and 2011, we recognized share-based compensation cost of approximately $1.1 million in each year, which is included in selling, general and administrative expenses.  The Company does not capitalize any share-based compensation cost.

Note 9.  Defined Contribution Plan

The Company maintains a defined contribution plan covering substantially all domestic employees. Participating employees may make contributions to the plan, through payroll deductions. Matching contributions are made by the Company equal to 50% of the employee’s contribution to the extent such employee contribution did not exceed 6% of their compensation.  During the years ended December 31, 2013, 2012 and 2011, the Company expensed approximately $182 thousand, $166 thousand and $147 thousand, respectively, related to this plan.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

Note 10.  Commitments and Contingencies

Leases

Operating leases primarily relate to the lease of the space used for our operations in Shrewsbury, New Jersey, Mississauga, Canada and Almere, Netherlands. Future minimum rental commitments under non-cancellable operating leases are as follows:

2014	$280
2015	255
2016	85
2017	—
2018	—
$620

Rent expense for the years ended December 31, 2013, 2012 and 2011 was approximately $253 thousand, $229 thousand and $332 thousand, respectively.

Employment Agreements

In the event that Simon Nynens, President and Chief Executive officer, employment is terminated without cause or by the rendering of a non-renewal notification, he is entitled to receive a severance payment equal to twelve months cash compensation, immediate vesting of all outstanding equity awards, and to purchase the car used by him at the “buy-out” price of any lease or fair market value, as applicable. Additionally, in the event that a change of control of the Company occurs (as described in the employment agreement), Mr. Nynens’ outstanding equity awards become immediately vested and he is entitled to receive a lump-sum payment equal to 2.9 times his then annual salary and actual incentive bonus earned in the year prior to such change in control.

In the event that Thomas Flaherty’s, Vice President and Chief Financial Officer, employment is terminated without cause or Mr. Flaherty terminates his employment for Good Reason, he is entitled to receive a severance payment equal to six months of his base salary in effect at the time of termination. Additionally, in the event that a change of control of the Company occurs, Mr. Flaherty’s outstanding equity awards become immediately vested and he is entitled to receive a lump-sum payment equal to 1.5 times his then annual salary and actual incentive bonus earned in the year prior to such change in control.

The Company has entered into severance agreements with its Vice President of Operations and Information Systems and Vice President of Accounting and Reporting, under which they are entitled to a severance payment and severance payments, respectively for six months at the then applicable annual base salary if the Company terminates their respective employment for any reason other than for cause.

Other

As of December 31, 2013, the Company has no standby letters of credit, has no standby repurchase obligations or other commercial commitments. The Company has a line of credit see Note 7 (Credit Facility). Other than employment arrangements and other management compensation arrangements, the Company is not engaged in any transactions with related parties.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

Note 11. Industry, Segment and Geographic Information

The Company distributes software developed by others through resellers indirectly to customers worldwide.  We also resell computer software and hardware developed by others and provide technical services directly to customers in the USA and Canada.  We also operate a sales branch in Europe to serve our customers in this region of the world.

Geographic revenue and identifiable assets related to operations as of and for the years ended December 31, 2013, 2012 and 2011 were as follows. Revenue is allocated to a geographic area based on the location of the sale, which is generally the customer’s country of domicile.  No one country other than the USA represents more than 10% of net sales for 2013, 2012 or 2011.

	2013	2012	2011
Net sales to Unaffiliated Customers:
USA	$254,337	$251,991	$209,946
Canada	21,602	22,245	18,672
Rest of the world	24,451	22,821	21,551
Total	$300,390	$297,057	$250,169

	2013	2012	2011
Identifiable Assets by Geographic Areas at December 31,
USA	$87,025	$85,503	$69,309
Canada	7,735	5,942	5,552
Total	$94,760	$91,445	$74,861

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

The Company is organized into two reportable operating segments.  The “Lifeboat Distribution” segment distributes technical software to corporate resellers, value added resellers (VARs), consultants and systems integrators worldwide.  The “TechXtend” segment is a value-added reseller of software, hardware and services for corporations, government organizations and academic institutions in the USA and Canada.

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

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

	Year ended
	December 31,
	2013	2012	2011
Revenue:
Lifeboat Distribution	$237,632	$217,342	$192,720
TechXtend	62,758	79,715	57,449
	300,390	297,057	250,169
Gross Profit:
Lifeboat Distribution	$17,448	$15,818	$16,804
TechXtend	6,907	8,074	6,437
	24,355	23,892	23,241
Direct Costs:
Lifeboat Distribution	$4,717	$4,512	$4,715
TechXtend	3,280	3,567	3,058
	7,997	8,079	7,773
Segment Income Before Taxes:
Lifeboat Distribution	$12,731	$11,306	$12,089
TechXtend	3,627	4,507	3,379
Segment Income Before Taxes	16,358	15,813	15,468

General and administrative	7,508	7,298	6,850
Interest income	562	557	368
Foreign currency translation gains	—	17	1
Income before taxes	$9,412	$9,089	$8,987

	As of December 31, 2013	As of December 31,2012
Selected Assets By Segment:
Lifeboat Distribution	$30,630	$30,258
TechXtend	41,487	44,698
Segment Select Assets	72,117	74,956
Corporate Assets	22,643	16,489
Total Assets	$94,760	$91,445

The Company had three customers that accounted for more than 10% of total sales for 2013. For the year ended December 31, 2013, Software House International Corporation (“SHI”), CDW Corporation (“CDW”), Insight Enterprises, Inc. (“Insight”) and accounted for 14.9%, 13.8% and 12.2%, respectively, of consolidated net sales and, as of December 31, 2013, 12.7, 12.3% and 9.5%, respectively, of total net accounts receivable. For the year ended December 31, 2013 Dell/Quest Software was the only individual vendor from whom our purchases exceeded 10% of our total purchases and accounted for 10.2% of our total purchases. For the year ended December 31, 2012, SHI, CDW, and Insight accounted for 13.4%, 12.4% and 11.1%, respectively, of consolidated net sales. For the year ended December 31, 2012 Dell/Quest Software was the only individual vendor from whom our purchases exceeded 10% of our total purchases and accounted for 13.4% of our total purchases.   For the year ended December 31, 2011, CDW, Insight and SHI accounted for 14.0%, 11.0% and 10.5%, respectively, of consolidated net sales. .  For the year ended December 31, 2011, Veeam and Quest accounted for 12.6% and 11.2%, respectively, of our total purchases. Our top five customers accounted for 48%, 44%, and 42% of consolidated net sales in 2013, 2012 and 2011, respectively.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

Note 12. Quarterly Results of Operations (Unaudited)

The following table presents summarized quarterly results for 2013:

	First	Second	Third	Fourth

Net sales	$65,980	$74,095	$70,462	$89,853
Gross profit	5,313	5,965	5,265	7,812
Net income	1,020	1,540	1,330	2,503

Basic net income per common share	$0.23	$0.35	$0.30	$0.56
Diluted net income per common share	$0.22	$0.34	$0.29	$0.55

The following table presents summarized quarterly results for 2012:

	First	Second	Third	Fourth

Net sales	$66,907	$69,169	$75,534	$85,447
Gross profit	5,567	5,590	5,698	7,037
Net income	1,029	1,304	1,352	1,804

Basic net income per common share	$0.23	$0.29	$0.30	$0.40
Diluted net income per common share	$0.22	$0.28	$0.29	$0.39

Wayside Technology Group, Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

(Amounts in thousands)

Description	Beginning Balance	Charged to Cost and Expense	Deductions	Ending Balance

Year ended December 31, 2011
Allowances for accounts receivable	$1,473	$161	$121	$1,513
Reserve for inventory obsolescence	$18	$31	$14	$35
Year ended December 31, 2012
Allowances for accounts receivable	$1,513	$272	$199	$1,586
Reserve for inventory obsolescence	$35	$24	$32	$27
Year ended December 31, 2013
Allowances for accounts receivable	$1,586	$188	$345	$1,429
Reserve for inventory obsolescence	$27	$5	$16	$16