Form 10-Q
period 2014-03-31
Wayside Technology Group, Inc.
filed 2014-05-02
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

There were 4,789,123 outstanding shares of common stock, par value $.01 per share, (“Common Stock”) as of April 29, 2014, not including 495,377 shares classified as treasury stock

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$11,718	$19,609
Accounts receivable, net of allowances of $1,500 and $1,429, respectively	57,116	60,796
Inventory, net	1,233	1,315
Prepaid expenses and other current assets	1,206	2,117
Deferred income taxes	230	218
Total current assets	71,503	84,055

Equipment and leasehold improvements, net	334	324
Accounts receivable-long-term	9,555	10,006
Other assets	160	159
Deferred income taxes	216	216

	$81,768	$94,760

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$45,808	$60,039
Total current liabilities	45,808	60,039

Commitments and contingencies

Stockholders’ equity
Common Stock, $.01 par value; 10,000,000 shares authorized, 5,284,500 shares issued; 4,766,774 and 4,653,293 shares outstanding, respectively	53	53
Additional paid-in capital	29,507	28,791
Treasury stock, at cost, 517,726 and 631,207 shares, respectively	(6,484)	(7,017)
Retained earnings	12,967	12,695
Accumulated other comprehensive (loss) income	(83)	199
Total stockholders’ equity	35,960	34,721
	$81,768	$94,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

(Amounts in thousands, except per share data)

	Three months ended
	March 31,
	2014	2013

Net sales	$71,730	$65,980

Cost of sales	66,192	60,667

Gross profit	5,538	5,313

Selling, general and administrative expenses	4,045	3,917

Income from operations	1,493	1,396

Other income:
Interest, net	123	130

Foreign currency transaction (loss) gain	(12)	5

Income before provision for income taxes	1,604	1,531

Provision for income taxes	545	511

Net income	$1,059	$1,020

Income per common share — Basic	$0.23	$0.23

Income per common share —Diluted	$0.23	$0.22

Weighted average common shares outstanding — Basic	4,538	4,477

Weighted average common shares outstanding — Diluted	4,615	4,602

Dividends paid per common share	$0.17	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three months ended
	March 31,
	2014	2013
Net income	$1,059	$1,020
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(282)	(186)
Reclassification adjustment for loss realized in net income on available-for-sale marketable securities	—	11
Other comprehensive (loss)	(282)	(175)
Comprehensive income	$777	$845

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Treasury		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	(Loss) Income	Total

Balance at January 1, 2014	5,284,500	$53	$28,791	631,207	$(7,017)	$12,695	$199	$34,721
Net income						1,059		1,059
Translation adjustment							(282)	(282)
Dividends paid						(787)		(787)
Share-based compensation expense			327					327
Restricted stock grants (net of forfeitures)			(128)	(20,414)	128			—
Stock options exercised			278	(105,000)	589			867
Tax benefit from share-based compensation			239					239
Treasury stock repurchased				11,933	(184)			(184)
Balance at March 31, 2014	5,284,500	$53	29,507	517,726	(6,484)	12,967	(83)	35,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three months ended
	March 31,
	2014	2013
Cash flows from operating activities
Net income	$1,059	$1,020
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	59	74
Deferred income tax (benefit) expense	(12)	34
Provision for doubtful accounts receivable	—	37
Share-based compensation expense	327	271
Changes in operating assets and liabilities:
Accounts receivable	3,901	16,872
Inventory	82	88
Prepaid expenses and other current assets	906	14
Accounts payable and accrued expenses	(14,155)	(17,548)
Other assets	(2)	(82)
Net cash (used in) provided by operating activities	(7,835)	780

Cash flows (used in) provided by investing activities
Purchases of available-for-sale securities	—	(920)
Redemptions of available-for-sale securities	—	5,342
Purchase of equipment and leasehold improvements	(69)	(72)
Net cash (used in) provided by investing activities	(69)	4,350

Cash flows from financing activities
Dividends paid	(787)	(750)
Purchase of treasury stock	(184)	(512)
Tax benefit from share-based compensation	239	32
Repayment of capital lease obligations	—	(27)
Proceeds from stock option exercises	867	—
Net cash provided by (used in) financing activities	135	(1,257)

Effect of foreign exchange rate on cash	(122)	(117)

Net (decrease) increase in cash and cash equivalents	(7,891)	3,756
Cash and cash equivalents at beginning of period	19,609	9,835
Cash and cash equivalents at end of period	$11,718	$13,591

Supplementary disclosure of cash flow information:
Income taxes paid	$621	$574
Interest paid	$—	$10

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2014

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

The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, stock-based compensation, and contingencies and litigation. The Company bases its estimates on its historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the opinion of the Company’s management, all adjustments that are of a normal recurring nature, considered necessary for fair presentation, have been included in the accompanying financial statements. The Company’s actual results may differ from these estimates under different assumptions or conditions. The unaudited condensed consolidated statements of earnings for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities Exchange Commission for the year ended December 31, 2013.

2.                                      Assets and liabilities of the Company’s foreign subsidiaries have been translated at current exchange rates, and related sales and expenses have been translated at average rates of exchange in effect during the period. The sales from our Canadian operations in the first three months of 2014 were $5.6 million as compared to $4.8 million for the first three months of 2013.

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

March 31, 2014

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

5.                                      The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value at March 31, 2014 and December 31, 2013 because of the relative short maturity of these instruments. The Company’s accounts receivable long-term is discounted to their present value at prevailing market rates so the balances approximate fair value.

6.                          Balance Sheet Detail:

Equipment and leasehold improvements consist of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Equipment	$2,824	$2,771
Leasehold improvements	566	555
	3,390	3,326
Less accumulated depreciation and amortization	(3,056)	(3,002)
	$334	$324

Accounts payable and accrued expenses consist of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Trade accounts payable	$42,797	$56,973
Accrued expenses	3,011	3,066
	$45,808	$60,039

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(Amounts in tables in thousands, except share and per share amounts)

Accumulated other comprehensive (loss) income consists of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Foreign currency translation adjustment	$(83)	$199
	$(83)	$199

7.                                      On January 4, 2013, the Company entered into a $10,000,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Business Loan Agreement (the “Loan Agreement”), Promissory Note (the “Note”), Commercial Security Agreements (the “Security Agreements”) and Commercial Pledge Agreement (the “Pledge Agreement”).  The Credit Facility, which will be used for business and working capital purposes, including financing of larger extended payment terms sales transactions. The Credit Facility matures on January 4, 2016, at which time the Company must pay this loan in one payment of any outstanding principal plus all accrued unpaid interest. In addition, the Company will pay regular monthly payments of all accrued unpaid interest.  The interest rate for any borrowings under the Credit Facility is subject to change from time to time based on the changes in an independent index which is the LIBOR Rate (the “Index”).  If the Index becomes unavailable during the term of this loan, Citibank may designate a substitute index after notifying the Company.  Interest on the unpaid principal balance of the Note will be calculated using a rate of 1.500 percentage points over the Index.  The Credit Facility is secured by the assets of the Company.

Among other affirmative covenants set forth in the Loan Agreement, the Company must maintain (i) a ratio of Total Liabilities to Tangible Net Worth (each as defined in the Loan Agreement) of not greater than 2.50 to 1.00, to be tested quarterly and (ii) a minimum Debt Service Coverage Ratio (as defined in the Loan Agreement) of 2.00 to 1.00.  Additionally, the Loan Agreement contains negative covenants related to, among other items, prohibitions against the creation of certain liens, engaging in any business activities substantially different than those currently engaged in by the Company, and paying dividends the Company’s stock other than (i) dividends payable in its stock and (ii) cash dividends in amounts and frequency consistent with past practice, without first securing the written consent of Citibank. The Company is in compliance with all covenants at March 31, 2014.

At March 31, 2014, the Company had no borrowings outstanding under the Credit Facility.

8.                                      Basic Earnings Per Share (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted average number of shares of Common Stock outstanding during the period.  Diluted EPS is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding, adjusted for potentially dilutive securities including unexercised stock option grants and nonvested shares of restricted stock.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(Amounts in tables in thousands, except share and per share amounts)

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	Three months ended
	March 31,
	2014	2013
Numerator:
Net income	$1,059	$1,020
Denominator:
Weighted average shares (Basic)	4,538	4,477
Dilutive effect of outstanding options and non-vested shares of restricted stock	77	125

Weighted average shares including assumed conversions (Diluted)	4,615	4,602

Basic income per share	$0.23	$0.23
Diluted income per share	$0.23	$0.22

9.                                      The Company had one major vendor that accounted for 10.3% of total purchases during the three months ended March 31, 2014. The Company had one major vendor that accounted for 10.4% of total purchases during the three months ended March 31, 2013. The Company had three major customers that accounted for 15.7%, 15.6% and 10.5%, respectively, of its total net sales during the three months ended March 31, 2014. These same customers accounted for 14.2%, 14.1% and 9.3%, respectively, of total net accounts receivable as of March 31, 2014. The Company had three major customers that accounted for 14.5%, 14.4% and 11.3%, respectively, of its total net sales during the three months ended March 31, 2013.

10.                               The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Company has identified its federal consolidated tax return and its state tax return in New Jersey and its Canadian tax return as major tax jurisdictions. As of March 31, 2014 the Company’s Federal and Canadian tax returns remain open for examination for the years 2010 through 2013. The Company’s New Jersey tax returns are open for examination for the years 2009 through 2013. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that it has appropriate support for the income tax positions it takes and expects to take on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

The effective tax rate for the three months ended March 31, 2014 was 34.0% compared with 33.4% for the same period last year.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(Amounts in tables in thousands, except share and per share amounts)

11.                               The 2012 Stock-Based Compensation Plan (the “2012 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2012 Plan was 600,000.  As of March 31, 2014, the number of shares of Common stock available for future award grants to employees and directors under the 2012 Plan is 557,636.

The 2006 Stock-Based Compensation Plan (the “2006 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses, and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2006 Plan was 800,000. As of March 31, 2014, there are no shares of Common Stock available for future award grants to employees and directors under the 2006 Plan.

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

March 31, 2014

(Amounts in tables in thousands, except share and per share amounts)

quarterly installments. A total of 775 shares of Restricted Stock were forfeited as a result of employees terminating employment with the Company.

During 2014, the Company granted a total of 45,689 shares of Restricted Stock to officers and employees. These shares of Restricted Stock vest between eight and twenty equal quarterly installments. A total of 25,275 shares of Restricted Stock were forfeited as a result of officers and employees terminating employment with the Company.

Changes during 2014 in options outstanding under the Company’s combined plans (i.e., the 2012 Plan, the 2006 Plan, the 1995 Non-Employee Director Plan and the 1995 Stock Option Plan) were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($M)(1)
Outstanding at January 1, 2014	285,640	$8.71
Granted in 2014	—	—
Canceled in 2014	(15,000)	3.04
Exercised in 2014	(105,000)	8.26
Outstanding at March 31, 2014	165,640	$9.50	0.5	$1.7
Exercisable at March 31, 2014	165,640	$9.50	0.5	$1.7

(1) The intrinsic value of an option is calculated as the difference between the market value on the last trading day of the quarter (March 31, 2014) and the exercise price of the outstanding options. The market value as of March 31, 2014 was $19.84 per share represented by the closing price as reported by The NASDAQ Global Market on that day.

A summary of nonvested shares of Restricted Stock awards outstanding under the Company’s the 2012 Plan and 2006 Plan as of March 31, 2014, and changes during the three months then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2014	199,550	$12.02
Granted in 2014	45,689	15.12
Vested in 2014	(30,174)	10.84
Forfeited in 2014	(25,275)	11.28
Nonvested shares at March 31, 2014	189,790	$12.70

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(Amounts in tables in thousands, except share and per share amounts)

As of March 31, 2014, there is approximately $2.4 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.8 years.

For the three months ended March 31, 2014 and 2013, the Company recognized share-based compensation cost of approximately $0.3 million and $0.3 million, respectively, which is included in the Company’s selling, general and administrative expense.

12.                               FASB ASC Topic 280, “Segment Reporting,” requires that public companies report profits and losses and certain other information on their “reportable operating segments” in their annual and interim financial statements. The internal organization used by the public company’s Chief Operating Decision Maker (CODM) to assess performance and allocate resources determines the basis for reportable operating segments. The Company’s CODM is the Chief Executive Officer.

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

The following segment reporting information of the Company is provided:

	Three months ended
	March 31,
	2014	2013
Revenue:
Lifeboat Distribution	$59,259	$53,869
TechXtend	12,471	12,111
	71,730	65,980
Gross Profit:
Lifeboat Distribution	$4,116	$3,772
TechXtend	1,422	1,541
	5,538	5,313
Direct Costs:
Lifeboat Distribution	$1,231	$1,105
TechXtend	794	889
	2,025	1,994

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(Amounts in tables in thousands, except share and per share amounts)

Segment Income:
Lifeboat Distribution	$2,885	$2,667
TechXtend	628	652
Segment Income	3,513	3,319

General and administrative	$2,020	$1,923
Interest, net	123	130
Foreign currency translation (loss) gain	(12)	5
Income before taxes	$1,604	$1,531

As of March 31, 2014
Selected Assets By Segment:
Lifeboat Distribution	$32,978
TechXtend	34,926
Segment Select Assets	67,904
Corporate Assets	13,864
Total Assets	$81,768

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of risk and uncertainties, including those set forth under the heading “Certain Factors Affecting Results of Operations and Stock Price” and elsewhere in this report and those set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included in this report and the consolidated financial statements and related notes included in our 2013 Annual Report on Form 10-K.

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

We offer an extensive line of products from leading publishers of software and tools for virtualization/cloud computing, security, networking, storage and infrastructure management, application lifecycle management and other technically sophisticated domains as well as computer hardware. We market these products through direct sales, the Internet, our catalogs, direct mail programs, advertisements in trade magazines and e-mail promotions.

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Three months ended March 31,
	2014	2013
Net sales	100%	100%
Cost of sales	92.3	91.9
Gross profit	7.7	8.1
Selling, general and administrative expenses	5.6	6.0
Income from operations	2.1	2.1
Interest income, net	0.2	0.2
Income before income taxes	2.3	2.3
Provision for income taxes	0.8	0.8
Net income	1.5%	1.5%

Net Sales

Net sales for the first quarter ended March 31, 2014 increased 9% or $5.8 million to $71.7 million compared to $66.0 million for the same period in 2013. Total sales for the first quarter of 2014 for our Lifeboat Distribution segment were $59.3 million compared to $53.9 million in the first quarter of 2013, representing an increase of $5.4 million or 10%. Total sales for the first quarter of 2014 for our TechXtend segment were $12.5 million compared to $12.1 million in the first quarter of 2013, representing a increase of $0.4 million or 3%.

The 10% increase in net sales for the Lifeboat Distribution segment was mainly a result of the strengthening of our account penetration, our continued focus on the expanding virtual infrastructure-centric business and the addition of several key product lines. The 3% increase in net sales in the TechXtend segment was primarily due a increase in extended payment terms sales transactions as compared to the first quarter ended March 31, 2013.

Gross Profit

Gross Profit for the first quarter ended March 31, 2014 was $5.5 million, a 4% increase as compared to $5.3 million for the first quarter of 2013. Gross profit for our Lifeboat segment in the first quarter of 2014 was $4.1 million compared to $3.8 million for the first quarter of 2013, representing a 9% increase. Gross profit for our TechXtend segment in the first quarter of 2014 was $1.4 million compared to $1.5 million for the first quarter of 2013, representing an 8% decrease. Although TechXtends’s net sales increased its gross profit decreased due to a decrease in rebates earned in the current year compared to the prior year.

Gross profit margin (gross profit as a percentage of net sales) for the first quarter ended March 31, 2014 was 7.7% compared to 8.1% for the first quarter of 2013.  Gross profit margin for our Lifeboat Distribution segment for the first quarter of 2014 was 6.9% compared to 7.0% for the first quarter of 2013. The decrease in gross profit margin for the Lifeboat Distribution segment was primarily caused by competitive pricing pressure. Gross profit margin for our TechXtend segment for the first quarter of 2014 was 11.4% compared to 12.7% for the first quarter of 2013. The decrease in gross profit margin for the TechXtend segment was primarily caused by our product mix and a decrease in rebates earned during the first quarter of 2014 compared to the first quarter of 2013.

Vendor rebates and discounts for the quarter ended March 31, 2014 amounted to $0.4 million compared to $0.4 million for the first quarter of 2013, with an increase in vendor rebates for the Lifeboat distribution segment offset by a decrease in vendor rebates for the TechXtend segment.. Vendor rebates are dependent on reaching certain targets set by our vendors. Vendors have been periodically substantially increasing their target revenues for rebate eligibility.  The Company monitors gross profits and gross profit margins carefully. Price competition in our market continued to intensify in 2014, with competitors lowering their prices significantly and the Company responded immediately.  We anticipate that margins, as well as discounts and rebates, for the remainder of the year will continue to be affected by this current trend.  To the extent that the Company finances larger transactions with extended payment terms, as anticipated, gross margins also will be negatively impacted.

Selling, General and Administrative Expenses

Total selling, general, and administrative (“SG&A”) expenses for the first quarter of 2014 were $4.0 million compared to $3.9 million for the first quarter of 2013, representing a increase of $0.1 million or 3.3%.  This increase is primarily the result of an increase in employee and employee related expenses (salaries, commissions, bonus accruals and benefits) in 2014 compared to 2013. As a percentage of net sales, SG&A expenses for first quarter of 2014 were 5.6% compared to 6.0% for the first quarter of 2013.

Direct selling costs (a component of SG&A) for the first quarter of 2014 were $2.0 million compared to $2.0 million for the first quarter of 2013. Total direct selling costs for our Lifeboat Distribution segment for the first quarter of 2014 were $1.2 million compared to $1.1 million for the same period in 2013.  Total direct selling costs for our TechXtend segment for the first quarter of 2014 were $0.8 million compared to $0.9 million for the same period in 2013.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary by quarter depending on changes in sales volume, and levels of continuing investments in employee headcount and marketing. We continue to monitor our SG&A expenses closely.

Income Taxes

For the three months ended March 31, 2014, the Company recorded a provision for income taxes of $545,000 or 34.0% of income, compared to $511,000 or 33.4% of income for the same period in 2013.

Liquidity and Capital Resources

During the first three months of 2014 our cash and cash equivalents decreased by $7.8 million to $11.8 million at March 31, 2014, from $19.6 million at December 31, 2013. During the first three months of 2014, net cash used in operating activities amounted to $7.8 million, net cash used in investing activities amounted to $0.1 million and net cash provided by financing activities amounted to $0.1 million.

Net cash used in operating activities in the first the three months of 2014 was $7.8 million and primarily resulted from a $14.2 million decrease in accounts payable partially offset by $1.4 million in net income excluding non-cash charges, and a $3.9 million decrease in accounts receivable and a decrease of $0.9 million in prepaid and other current assets. The decreases in accounts receivable and account payable and accrued expenses were mainly due to lower sales volume, including sales on extended payment terms, in the first quarter of 2014 compared to the fourth quarter of 2013.

Net cash used in investing activities in the first three months of 2014 amounted to $0.1 million. This was the result of capital expenditures of $0.1 million.

Net cash provided by financing activities in the first three months of 2014 amounted to $0.1 million. This consisted primarily of proceeds from stock option exercises of $0.9 million and the tax benefit from share based compensation of $0.2 million offset by dividends paid of $0.8 million and treasury stock repurchased of $0.2 million.

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

Contractual Obligations as of March 31, 2014 are summarized as follows:

Payment due by Period	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt obligations	—	—	—	—	—
Capital Lease obligations	—	—	—	—	—
Operating Lease obligations (1)	$511	$272	$239	—	—
Purchase Obligations	—	—	—	—	—
Other Long term Obligations reflected on the Company’s Balance Sheet under GAAP	—	—	—	—	—
Total Contractual Obligations	$511	$272	$239	—	—

(1)  Operating leases relate primarily to the leases of the space used for our operations in Shrewsbury, New Jersey, Mississauga, Canada and Almere, Netherlands. The commitments for operating leases include the minimum rent payments.

As of March 31, 2014, the Company is not committed by lines of credit or standby letters of credit, and has no standby repurchase obligations or other commercial commitments (see Note 7 in the Notes to our Consolidated Financial Statements).

Foreign Exchange

The Company’s Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. We are subject to fluctuations primarily in the Canadian Dollar-to-U.S. Dollar exchange rate.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Substantial risks and uncertainties unknown at this time could cause actual results to differ materially from those indicated by such forward-looking statements, including, but not limited to, the continued acceptance of the Company’s distribution channel by vendors and customers, the timely availability and acceptance of new products, product mix, market conditions, competitive pricing pressures, contribution of key vendor relationships and support programs, including vendor rebates and discounts, as well as factors that affect the software industry in general and other factors generally. We strongly urge current and prospective investors to carefully consider the cautionary statements and risk factors contained in this report and our annual report on Form 10-K for the year ended December 31, 2013.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In addition to its activities in the United States, 7.7% of the Company sales during the three months ended March 31, 2014 was generated in Canada. We are subject to general risks attendant to the conduct of business in Canada, including economic uncertainties and foreign government regulations. In addition, the Company’s Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Foreign Currency Transactions Gain (Loss).”

The Company’s cash balance is invested in short-term savings accounts with our primary banks, Citibank, and JPMorgan Chase Bank. As such, we believe that the risk of significant changes in the value of our cash invested is minimal.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures”, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of various members of our management, including our Company’s President, Chairman of the Board and Chief Executive Officer (principal executive officer) and Vice President of Accounting and Reporting and Interim Chief Financial Officer (principal financial officer). Based upon that evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the repurchase of Common Stock by the Company and its affiliated purchasers during the first quarter of 2014.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share (3)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (4)(5)

January 1, 2014- January 31, 2014	—		$—	—	$—	214,947

February 1, 2014- February 28, 2014	11,933	(1)	15.40	—	—	214,947

March 1, 2014- March 31, 2014	—		—	—	—	214,947

Total	11,933		$15.40	—	$—	214,947

(1) Includes 11,933 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (4) below.

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

Item 6. Exhibits

(a)                                                                                 Exhibits

10.62                 Employment Agreement entered into as of April 21, 2014 by and between William Botti and Wayside Technology Group, Inc.

31.1                        Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Simon F. Nynens, the Chief Executive Officer (principal executive officer) of the Company.

31.2                        Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Kevin T. Scull, the Interim Chief Financial Officer (principal financial officer) of the Company.

32.1                        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Simon F. Nynens, the Chief Executive Officer (principal executive officer) of the Company.

32.2                        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Kevin T. Scull, the Interim Chief Financial Officer (principal financial officer) of the Company.

101                           The following financial information from Wayside Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 2, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Earnings, (3) Condensed Consolidated Statements of Stockholders’ Equity, (4) Condensed Consolidated Statements of Comprehensive Income, (5) Condensed Consolidated Statements of Cash Flows, and (6) the Notes to the Unaudited Condensed Consolidated Financial Statements,.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAYSIDE TECHNOLOGY GROUP, INC

May 2, 2014	By:	/ s/ Simon F. Nynens
Date	Simon F. Nynens, Chairman of the Board,
President and Chief Executive Officer

May 2 , 2014	By:	/s/Kevin T. Scull

Date	Kevin T. Scull, Vice President Accounting and Reporting

Interim Chief Financial Officer