Form 10-Q
period 2014-06-30
Wayside Technology Group, Inc.
filed 2014-08-04
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

There were 4,873,507 outstanding shares of common stock, par value $.01 per share, (“Common Stock”) as of August 1, 2014, not including 410,993 shares classified as treasury stock.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$14,716	$19,609
Accounts receivable, net of allowances of $1,461 and $1,429, respectively	57,585	60,796
Inventory, net	1,221	1,315
Prepaid expenses and other current assets	974	2,117
Deferred income taxes	236	218
Total current assets	74,732	84,055

Equipment and leasehold improvements, net	328	324
Accounts receivable-long-term	10,411	10,006
Other assets	162	159
Deferred income taxes	216	216

	$85,849	$94,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$47,493	$60,039
Total current liabilities	47,493	60,039

Commitments and contingencies

Stockholders’ equity
Common Stock, $.01 par value; 10,000,000 shares authorized, 5,284,500 shares issued; 4,873,507 and 4,653,293 shares outstanding, respectively	53	53
Additional paid-in capital	30,488	28,791
Treasury stock, at cost, 410,993 and 631,207 shares, respectively	(5,965)	(7,017)
Retained earnings	13,645	12,695
Accumulated other comprehensive income	135	199
Total stockholders’ equity	38,356	34,721
	$85,849	$94,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

(Amounts in thousands, except per share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	$156,129	$140,075	$84,399	$74,095

Cost of sales	144,452	128,797	78,260	68,130

Gross profit	11,677	11,278	6,139	5,965

Selling, general and administrative expenses	8,002	7,731	3,957	3,814

Income from operations	3,675	3,547	2,182	2,151

Other income:

Interest, net	255	276	132	146

Foreign currency transaction (loss) gain	(4)	21	8	16

Income before provision for income taxes	3,926	3,844	2,322	2,313

Provision for income taxes	1,384	1,284	839	773

Net income	$2,542	$2,560	$1,483	$1,540

Income per common share — Basic	$0.55	$0.57	$0.32	$0.35

Income per common share —Diluted	$0.54	$0.56	$0.31	$0.34

Weighted average common shares outstanding — Basic	4,601	4,464	4,664	4,451

Weighted average common shares outstanding — Diluted	4,665	4,578	4,719	4,557

Dividends paid per common share	$0.34	$0.32	$0.17	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Six months ended		Three months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$2,542	$2,560	$1,483	$1,540

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(64)	(322)	218	(136)
Reclassification adjustment for loss realized in net income on available-for-sale marketable securities	—	11	—	—

Other comprehensive (loss) income	(64)	(311)	218	(136)

Comprehensive income	$2,478	$2,249	$1,701	$1,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income	Total

Balance at January 1, 2014	5,284,500	$53	$28,791	631,207	$(7,017)	$12,695	$199	$34,721
Net income						2,542		2,542
Translation adjustment							(64)	(64)
Dividends paid						(1,592)		(1,592)
Share-based compensation expense			609					609
Restricted stock grants (net of forfeitures)			(128)	(20,414)	128			—
Stock options exercised			552	(220,000)	1,239			1,791
Tax benefit from share-based compensation			664					664
Treasury stock repurchased				20,200	(315)			(315)
Balance at June 30, 2014	5,284,500	$53	30,488	410,993	(5,965)	13,645	135	38,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six months ended
	June 30,
	2014	2013
Cash flows from operating activities
Net income	$2,542	$2,560
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	114	150
Deferred income (benefit) tax expense	(18)	14
Provision for doubtful accounts receivable	—	112
Share-based compensation expense	575	551
Changes in operating assets and liabilities:
Accounts receivable	2,834	10,603
Inventory	94	(30)
Prepaid expenses and other current assets	1,142	(240)
Accounts payable and accrued expenses	(12,493)	(12,910)
Other assets	(5)	(82)
Net cash (used in) provided by operating activities	(5,215)	728

Cash flows provided by (used in) investing activities
Purchases of available-for-sale securities	—	(920)
Redemptions of available-for-sale securities	—	5,342
Purchase of equipment and leasehold improvements	(116)	(146)
Net cash (used in) provided by investing activities	(116)	4,276

Cash flows from financing activities
Dividends paid	(1,592)	(1,493)
Purchase of treasury stock	(315)	(1,211)
Tax benefit from share-based compensation	664	57
Repayment of capital lease obligations	—	(41)
Proceeds from stock option exercises	1,791	—

Net cash provided by (used in) financing activities	548	(2,688)

Effect of foreign exchange rate on cash	(110)	(130)

Net (decrease) increase in cash and cash equivalents	(4,893)	2,186
Cash and cash equivalents at beginning of period	19,609	9,835
Cash and cash equivalents at end of period	$14,716	$12,021

Supplementary disclosure of cash flow information:
Income taxes paid	$1,414	$1,593
Interest paid	$—	$10

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2014

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

2.             In May 2014, the FASB issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue arising from contracts with customers. The standard is effective for our reporting year beginning January 1, 2017 and early adoption is not permitted. We are currently evaluating the impact of this new accounting pronouncement, if any, the pronouncement will have on our financial statements.

3.                 Assets and liabilities of the Company’s foreign subsidiaries have been translated at current exchange rates, and related sales and expenses have been translated at average rates of exchange in effect during the period. The sales from our Canadian operations in the first six months of 2014 were $11.5 million as compared to $10.6 million for the first six months of 2013. The sales from our Canadian operations for the second quarter of 2014 were $5.9 million as compared to $5.7 million for the second quarter of 2013.

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

June 30, 2014

(Amounts in tables in thousands, except share and per share amounts)

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

6.                 The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value at June 30, 2014 and December 31, 2013 because of the relative short maturity of these instruments. The Company’s accounts receivable long-term is discounted to their present value at prevailing market rates so the balances approximate fair value.

7.                 Balance Sheet Detail:

Equipment and leasehold improvements consist of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Equipment	$2,870	$2,771
Leasehold improvements	570	555
	3,440	3,326
Less accumulated depreciation and amortization	(3,112)	(3,002)
	$328	$324

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(Amounts in tables in thousands, except share and per share amounts)

Accounts payable and accrued expenses consist of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Trade accounts payable	$45,121	$56,973
Accrued expenses	2,372	3,066
	$47,493	$60,039

Accumulated other comprehensive income consists of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Foreign currency translation adjustment	$135	$199
	$135	$199

8.                 On January 4, 2013, the Company entered into a $10,000,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Business Loan Agreement (the “Loan Agreement”), Promissory Note (the “Note”), Commercial Security Agreements (the “Security Agreements”) and Commercial Pledge Agreement (the “Pledge Agreement”).  The Credit Facility, which will be used for business and working capital purposes, including financing of larger extended payment terms sales transactions. The Credit Facility matures on January 4, 2016, at which time the Company must pay this loan in one payment of any outstanding principal plus all accrued unpaid interest. In addition, the Company will pay regular monthly payments of all accrued unpaid interest.  The interest rate for any borrowings under the Credit Facility is subject to change from time to time based on the changes in an independent index which is the LIBOR Rate (the “Index”).  If the Index becomes unavailable during the term of this loan, Citibank may designate a substitute index after notifying the Company.  Interest on the unpaid principal balance of the Note will be calculated using a rate of 1.500 percentage points over the Index.  The Credit Facility is secured by the assets of the Company.

Among other affirmative covenants set forth in the Loan Agreement, the Company must maintain (i) a ratio of Total Liabilities to Tangible Net Worth (each as defined in the Loan Agreement) of not greater than 2.50 to 1.00, to be tested quarterly and (ii) a minimum Debt Service Coverage Ratio (as defined in the Loan Agreement) of 2.00 to 1.00.  Additionally, the Loan Agreement contains negative covenants related to, among other items, prohibitions against the creation of certain liens, engaging in any business activities substantially different than those currently engaged in by the Company, and paying dividends the Company’s stock other than (i) dividends payable in its stock and (ii) cash dividends in amounts and frequency consistent with past practice, without first securing the written consent of Citibank. The Company is in compliance with all covenants at June 30, 2014.

At June 30, 2014, the Company had no borrowings outstanding under the Credit Facility.

9.                 Basic Earnings Per Share (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted average number of shares of Common Stock outstanding during the period.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(Amounts in tables in thousands, except share and per share amounts)

Diluted EPS is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding, adjusted for potentially dilutive securities including unexercised stock option grants and nonvested shares of restricted stock.

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	Six months ended		Three months ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net income	$2,542	$2,560	$1,483	$1,540
Denominator:
Weighted average shares (Basic)	4,601	4,464	4,664	4,451
Dilutive effect of outstanding options and non-vested shares of restricted stock	64	114	55	106

Weighted average shares including assumed conversions (Diluted)	4,665	4,578	4,719	4,557

Basic income per share	$0.55	$0.57	$0.32	$0.35
Diluted income per share	$0.54	$0.56	$0.31	$0.34

10.                                            The Company had one major vendor that accounted for 11.5% and 13.2% of total purchases during the six months and three months, respectively, that ended June 30, 2014. The Company had two major vendors that accounted for 10.9% and 9.7% of total purchases during the six months ended June 30, 2013, and 13.5% and 10.9% of total purchases for the three months that ended June 30, 2013. The Company had three major customers that accounted for 16.7%, 15.1% and 11.1% of its total net sales during the six months ended June 30, 2014, and 17.5%, 14.5% and 11.5% of total net sales for the three months ended June 30, 2014. These same customers accounted for 12.5%, 14.5% and 9.0% of total net accounts receivable as June 30, 2014. The Company had three major customers that accounted for 15.0%, 13.9% and 12.0% of its total net sales during the six months ended June 30, 2013, and 15.6%, 13.3% and 12.6% of total net sales for the three months ended June 30, 2013.

11.                                            The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Company has identified its federal consolidated tax return and its state tax return in New Jersey and its Canadian tax return as major tax jurisdictions. As of June 30, 2014 the Company’s Federal and Canadian tax returns remain open for examination for the years 2010 through 2013. The Company’s New Jersey tax returns are open for examination for the years 2009 through 2013. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that it has appropriate support for the income tax positions it takes and expects to take on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(Amounts in tables in thousands, except share and per share amounts)

The effective tax rate for each of the six and three months ended June 30, 2014 was 35.3% and 36.1% respectively, compared with 33.4% for both periods last year. The current year tax rate increase is primarily due to an increase in permanent differences between book and taxable income.

12.               The 2012 Stock-Based Compensation Plan (the “2012 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2012 Plan was 600,000.  As of June 30, 2014, the number of shares of Common stock available for future award grants to employees and directors under the 2012 Plan is 557,636.

The 2006 Stock-Based Compensation Plan (the “2006 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses, and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2006 Plan was 800,000. As of June 30, 2014, there are no shares of Common Stock available for future award grants to employees and directors under the 2006 Plan.

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

June 30, 2014

(Amounts in tables in thousands, except share and per share amounts)

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

Changes during 2014 in options outstanding under the Company’s combined plans (i.e., the 2012 Plan, the 2006 Plan, the 1995 Non-Employee Director Plan and the 1995 Stock Option Plan) were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($M)(1)
Outstanding at January 1, 2014	285,640	$8.71
Granted in 2014	—	—
Canceled in 2014	(15,000)	3.04
Exercised in 2014	(220,000)	8.14
Outstanding at June 30, 2014	50,640	$12.85	0.8	$0.1
Exercisable at June 30, 2014	50,640	$12.85	0.8	$0.1

(1) The intrinsic value of an option is calculated as the difference between the market value on the last trading day of the quarter (June 30, 2014) and the exercise price of the outstanding options. The market value as of June 30, 2014 was $15.35 per share represented by the closing price as reported by The NASDAQ Global Market on that day.

A summary of nonvested shares of Restricted Stock awards outstanding under the Company’s the 2012 Plan and 2006 Plan as of June 30, 2014, and changes during the six months then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2014	199,550	$12.02
Granted in 2014	45,689	15.12
Vested in 2014	(51,942)	11.23
Forfeited in 2014	(25,275)	11.28
Nonvested shares at June 30, 2014	168,022	$12.99

As of June 30, 2014, there is approximately $2.2 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.7 years.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(Amounts in tables in thousands, except share and per share amounts)

For the six months ended June 30, 2014 and 2013, the Company recognized share-based compensation cost of $575,000 and $551,000 respectively, which is included in the Company’s general and administrative expense.

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

The following segment reporting information of the Company is provided:

	Six months ended		Three months ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:
Lifeboat Distribution	$129,237	$115,078	$69,979	$61,209
TechXtend	26,892	24,997	14,420	12,886
	156,129	140,075	84,399	74,095
Gross Profit:
Lifeboat Distribution	$8,728	$8,284	$4,612	$4,511
TechXtend	2,949	2,994	1,527	1,454
	11,677	11,278	6,139	5,965
Direct Costs:
Lifeboat Distribution	$2,479	$2,350	$1,248	$1,245
TechXtend	1,595	1,654	801	765
	4,074	4,004	2,049	2,010
Segment Income:
Lifeboat Distribution	$6,249	$5,934	$3,364	$3,266
TechXtend	1,354	1,340	726	689
Segment Income	7,603	7,274	4,090	3,955

General and administrative	$3,928	$3,727	$1,908	$1,804
Interest, net	255	276	132	146
Foreign currency translation (loss) gain	(4)	21	8	16
Income before taxes	$3,926	$3,844	$2,322	$2,313

	As of June 30, 2014
Selected Assets By Segment:
Lifeboat Distribution	$32,284
TechXtend	36,933
Segment Select Assets	69,217
Corporate Assets	16,632
Total Assets	$85,849

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Six months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013
Net sales	100%	100%	100%	100%
Cost of sales	92.5	92.0	92.7	91.9
Gross profit	7.5	8.0	7.3	8.1
Selling, general and administrative expenses	5.1	5.5	4.7	5.1
Income from operations	2.4	2.5	2.6	3.0
Interest income, net	.1	.2	0.2	0.1
Realized foreign currency exchange gain	—	—	—	—
Income before income taxes	2.5	2.7	2.8	3.1
Provision for income taxes	0.9	0.9	1.0	1.0
Net income	1.6%	1.8%	1.8%	2.1%

Net Sales

Net sales for the second quarter ended June 30, 2014 increased 14% or $10.3 million to $84.4 million compared to $74.1 million for the same period in 2013. Total sales for the second quarter of 2014 for our Lifeboat Distribution segment were $70.0 million compared to $61.2 million in the second quarter of 2014, representing an increase of $8.8 million or 14%. Total sales for the second quarter of 2014 for our TechXtend segment were $14.4 million compared to $12.9 million in the second quarter of 2013, representing a increase of $1.5 million or 12%.

The 14% increase in net sales for the Lifeboat Distribution segment was mainly a result of the strengthening of our account penetration, our continued focus on the expanding virtual infrastructure-centric business and the addition of several key product lines. The 12% increase in net sales in the TechXtend segment was primarily due an increase in extended payment terms sales transactions as compared to the second quarter ended June 30, 2013.

For the six months ended June 30, 2014, net sales increased 11% or $16.1 million to $156.1 million compared to $140.1 million for the same period in 2013. Net sales for the six months ended June 30, 2014 for our Lifeboat segment increased 12% or $14.2 million to $129.2 million compared to $115.1 million for the same period in 2013.   Net sales for the six months ended June 30, 2014 for our TechXtend segment increased 8% or $1.9 million to $26.9 million compared to $25.0 million for the same period in 2013.

The 12% increase in net sales from our Lifeboat segment in the first six months of 2014 compared to the same period in 2013 was mainly a result of our continued focus on the expanding virtual infrastructure-centric business, the addition of several key product lines, and the strengthening of our account penetration. The 8% increase in net sales in the TechXtend segment was primarily due to an increase in extended payment terms sales transactions as compared to the same period in 2013.

Gross Profit

Gross Profit for the second quarter ended June 30, 2014 was $6.1 million, a 3% increase as compared to $6.0 million for the second quarter of 2013. Gross profit for our Lifeboat segment in the second quarter of 2014 was $4.6 million compared to $4.5 million for the second quarter of 2013, representing a 2% increase. Gross profit for our TechXtend segment of $1.5 million in the second quarter of 2014 was $1.5 million was essentially flat as compared to the second quarter of 2013.

For the six months ended June 30, 2014 gross profit increased 4% or $0.4 million to $11.7 million compared to $11.3 million for the same period in 2013. Lifeboat’s gross profit for the six months ended June 30, 2014 increased 5% to $8.7 million as compared to $8.3 million for the first six months of 2013. The increase in gross profit for the Lifeboat segment was primarily due to higher sales volume. TechXtend gross profit for the six months ended June 30, 2014 decreased by 2% to $2.9 million as compared to $3.0 million for the first six months of 2013. The decrease in gross profit margin for the TechXtend segment was primarily caused by the increase in larger extended payment term sales transactions which typically carry lower margins.

Gross profit margin (gross profit as a percentage of net sales) for the second quarter ended June 30, 2014 was 7.3% compared to 8.1% for the second quarter of 2013. Gross profit margin for the six months ended June 30, 2014 was 7.5% compared to 8.1% in the same period in 2013. Gross profit margin for our Lifeboat segment for the second quarter of 2014 was 6.6% compared to 7.4% for the second quarter of 2013. The decrease in gross profit margin for the Lifeboat Distribution segment was primarily caused by competitive pricing pressure. Gross profit margin for our TechXtend segment for the second quarter of 2014 was 10.6% compared to 11.3% for the second quarter of 2013.  The decrease in gross profit margin for the TechXtend segment was primarily caused by the increase in larger extended payment term sales transactions which typically carry lower margins.

Vendor rebates and discounts for the six month period ended June 30, 2014 amounted to $0.8 million compared to $0.7 million for the six month period ended June 30, 2013. Vendor rebates are dependent on reaching certain targets set by our vendors. Vendors have been periodically substantially increasing their target revenues for rebate eligibility.  The Company monitors gross profits and gross profit margins carefully. Price competition in our market continued to intensify in 2014, with competitors lowering their prices significantly and the Company responded immediately.  We anticipate that margins, as well as discounts and rebates, for the remainder of the year will continue to be affected by this current trend.  To the extent that the Company finances larger transactions with extended payment terms, as anticipated, gross margins also will be negatively impacted.

Selling, General and Administrative Expenses

Total selling, general, and administrative (“SG&A”) expenses for the second quarter of 2014 were $4.0 million compared to $3.8 million for the second quarter of 2013, representing a increase of $0.1 million or 3.7%.  This increase is primarily the result of an increase in employee and employee related expenses (salaries, commissions, bonus accruals and benefits) and occupancy expenses in 2014 compared to 2013. As a percentage of net sales, SG&A expenses for the second quarter of 2014 were 4.7% compared to 5.1% for the second quarter of 2013.The decline in SG&A as a percentage of net sales is the result of the increase in net sales.

For the six months ended June 30, 2014, SG&A expenses were $8.0 million compared to $7.7 million in the same period in 2013, representing an increase of $0.3 million or 4%. This increase is primarily the result of an increase in employee and employee related expenses (salaries, commissions, bonus accruals and benefits) in 2014 compared to 2013.  As a percentage of net sales, SG&A expenses for the six months ended June 30, 2014 were 5.1% compared to 5.5% for the six months ended June 2013. The decline in SG&A as a percentage of net sales is the result of the increase in net sales.

Direct selling costs (a component of SG&A) for the second quarter of 2014 were $2.1 million compared to $2.0 million for the second quarter of 2013. Total direct selling costs for our Lifeboat Distribution segment for the second quarter of 2014 were $1.3 million compared to $1.2 million for the same period in 2013.  Total direct selling costs for our TechXtend segment for the second quarter of 2014 were $0.8 million compared to $0.8 million for the same period in 2013.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary by quarter depending on changes in sales volume, and levels of continuing investments in employee headcount and marketing. We continue to monitor our SG&A expenses closely.

Income Taxes

For the three months ended June 30, 2014, the Company recorded a provision for income taxes of $.8 million or 36.1% of income, compared to $.8 million or 33.4% of income for the same period in 2013. The current year tax rate increase is primarily due to an increase in permanent differences between book and taxable income.

For the six months ended June 30, 2014, the Company recorded a provision for income taxes of $1.4 million or 35.3% of income, compared to $1.3 million or 33.4% of income for the same period in 2013. The current year tax rate increase is primarily due to an increase in permanent differences between book and taxable income.

Liquidity and Capital Resources

During the first three months of 2014 our cash and cash equivalents decreased by $4.9 million to $14.7 million at June 30, 2014, from $19.6 million at December 31, 2013. During the first six months of 2014, net cash used in operating activities amounted to $5.2 million, net cash used in investing activities amounted to $0.1 million and net cash provided by financing activities amounted to $0.5 million.

Net cash used in operating activities in the first six months of 2014 was $5.2 million and primarily resulted from a $12.5 million decrease in accounts payable partially offset by $3.2 million in net income excluding non-cash charges, and  $2.8 million decrease in accounts receivable and a decrease of $1.1 million in prepaid and other current assets. The decreases in accounts receivable and account payable and accrued expenses were mainly due to lower sales volume, including sales on extended payment terms, in the second quarter of 2014 compared to the fourth quarter of 2013.

Net cash used in investing activities in the first six months of 2014 amounted to $0.1 million. This was the result of capital expenditures of $0.1 million.

Net cash provided by financing activities in the first three months of 2014 amounted to $0.5 million. This consisted primarily of proceeds from stock option exercises of $1.8 million and the tax benefit from share based compensation of $0.7 million offset by dividends paid of $1.6 million and treasury stock repurchased of $0.3 million.

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

Contractual Obligations as of June 30, 2014 are summarized as follows:

Payment due by Period	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt obligations	—	—	—	—	—
Capital Lease obligations	—	—	—	—	—
Operating Lease obligations (1)	$441	$266	$175	—	—
Purchase Obligations	—	—	—	—	—
Other Long term Obligations reflected on the Company’s
Balance Sheet under GAAP	—	—	—	—	—
Total Contractual Obligations	$441	$266	$175	—	—

(1)  Operating leases relate primarily to the leases of the space used for our operations in Shrewsbury, New Jersey, Mississauga, Canada and Almere, Netherlands. The commitments for operating leases include the minimum rent payments.

As of June 30, 2014, the Company is not committed by lines of credit or standby letters of credit, and has no standby repurchase obligations or other commercial commitments (see Note 7 in the Notes to our Consolidated Financial Statements).

Foreign Exchange

The Company’s Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. We are subject to fluctuations primarily in the Canadian Dollar-to-U.S. Dollar exchange rate.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In addition to its activities in the United States, 7.4% of the Company sales during the six months ended June 30, 2014 was generated in Canada. We are subject to general risks attendant to the conduct of business in Canada, including economic uncertainties and foreign government regulations. In addition, the Company’s Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Foreign Currency Transactions Gain (Loss).”

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the repurchase of Common Stock by the Company and its affiliated purchasers during the second quarter of 2014.

ISSUER PURCHASE OF EQUITY SECURITIES

	Total Number of Shares		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Period	Purchased		(2)	Programs	(3)	(4)(5)

April 1, 2014- April 30, 2014	—		$—	—	$—	214,947
May 1, 2014- May 31, 2014	8,267	(1)	15.92	—	—	214,947
June 1, 2014- June 30, 2014	—		—	—	—	214,947
Total	8,267		$15.92	—	$—	214,947

(1) Includes 8,267 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (4) below.

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

101

The following financial information from Wayside Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 4, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Earnings, (3) Condensed Consolidated Statements of Stockholders’ Equity, (4) Condensed Consolidated Statements of Comprehensive Income, (5) Condensed Consolidated Statements of Cash Flows, and (6) the Notes to the Unaudited Condensed Consolidated Financial Statements,.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAYSIDE TECHNOLOGY GROUP, INC

August 4, 2014	By:	/ s/ Simon F. Nynens
Date		Simon F. Nynens, Chairman of the Board, President and Chief Executive Officer

August 4 , 2014	By:	/s/Kevin T. Scull
Date		Kevin T. Scull, Vice President Accounting and Reporting Interim Chief Financial Officer