Form 10-Q
period 2014-09-30
Wayside Technology Group, Inc.
filed 2014-11-07
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

There were 4,901,523 outstanding shares of common stock, par value $.01 per share, (“Common Stock”) as of November 4, 2014, not including 382,977 shares classified as treasury stock.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$15,606	$19,609
Accounts receivable, net of allowances of $1,711 and $1,429, respectively	60,721	60,796
Inventory, net	1,414	1,315
Prepaid expenses and other current assets	845	2,117
Deferred income taxes	270	218
Total current assets	78,856	84,055
Equipment and leasehold improvements, net	355	324
Accounts receivable-long-term	10,834	10,006
Other assets	163	159
Deferred income taxes	216	216
	$90,424	$94,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$51,621	$60,039
Total current liabilities	51,621	60,039
Commitments and contingencies
Stockholders’ equity
Common Stock, $.01 par value; 10,000,000 shares authorized, 5,284,500 shares issued; 4,881,523 and 4,653,293 shares outstanding, respectively	53	53
Additional paid-in capital	30,716	28,791
Treasury stock, at cost, 402,977 and 631,207 shares, respectively	(6,007)	(7,017)
Retained earnings	14,199	12,695
Accumulated other comprehensive (loss) income	(158)	199
Total stockholders’ equity	38,803	34,721
	$90,424	$94,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

(Amounts in thousands, except per share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$246,635	$210,537	$90,505	$70,462
Cost of sales	228,782	193,994	84,329	65,197
Gross profit	17,853	16,543	6,176	5,265
Selling, general and administrative expenses	12,293	11,211	4,291	3,480
Income from operations	5,560	5,332	1,885	1,785
Other income:
Interest, net	375	416	121	140
Foreign currency transaction (loss) gain	(8)	10	(4)	(11)
Income before provision for income taxes	5,927	5,758	2,002	1,914
Provision for income taxes	2,016	1,868	632	584
Net income	$3,911	$3,890	$1,370	$1,330
Income per common share — Basic	$0.84	$0.87	$0.29	$0.30
Income per common share —Diluted	$0.83	$0.85	$0.29	$0.29
Weighted average common shares outstanding — Basic	4,639	4,457	4,716	4,442
Weighted average common shares outstanding — Diluted	4,685	4,568	4,736	4,551
Dividends paid per common share	$0.51	$0.48	$0.17	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Nine months ended		Three months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$3,911	$3,890	$1,370	$1,330
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(357)	(67)	(293)	255
Reclassification adjustment for loss realized in net income on available-for- sale marketable securities	—	11	—	—
Other comprehensive (loss) income	(357)	(56)	(293)	255

Comprehensive income	$3,554	$3,834	$1,077	$1,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Treasury		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (loss)	Total

Balance at January 1, 2014	5,284,500	$53	$28,791	631,207	$(7,017)	$12,695	$199	$34,721
Net income						3,911		3,911
Translation adjustment							(357)	(357)
Dividends paid						(2,407)		(2,407)
Share-based compensation expense			887					887
Restricted stock grants (net of forfeitures)			(227)	(36,571)	227			—
Stock options exercised			552	(220,000)	1,239			1,791
Tax benefit from share-based compensation			713					713
Treasury stock repurchased				28,341	(456)			(456)
Balance at September 30, 2014	5,284,500	$53	30,716	402,977	(6,007)	14,199	(158)	38,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine months ended
	September 30,
	2014	2013
Cash flows from operating activities
Net income	$3,911	$3,890
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	167	213
Deferred income (benefit) tax expense	(52)	34
Provision for doubtful accounts receivable	43	157
Share-based compensation expense	853	830
Changes in operating assets and liabilities:
Accounts receivable	(1,080)	15,044
Inventory	(99)	507
Prepaid expenses and other current assets	1,266	(311)
Accounts payable and accrued expenses	(8,262)	(15,941)
Other assets	(8)	(88)
Net cash (used in) provided by operating activities	(3,261)	4,335

Cash flows from investing activities
Purchases of available-for-sale securities	—	(920)
Redemptions of available-for-sale securities	—	5,342
Purchase of equipment and leasehold improvements	(197)	(141)
Net cash (used in) provided by investing activities	(197)	4,281

Cash flows from financing activities
Dividends paid	(2,407)	(2,233)
Purchase of treasury stock	(456)	(1,782)
Tax benefit from share-based compensation	713	125
Repayment of capital lease obligations	—	(55)
Proceeds from stock option exercises	1,791	201

Net cash used in financing activities	(359)	(3,744)

Effect of foreign exchange rate on cash	(186)	36

Net (decrease) increase in cash and cash equivalents	(4,003)	4,908
Cash and cash equivalents at beginning of period	19,609	9,835
Cash and cash equivalents at end of period	$15,606	$14,743

Supplementary disclosure of cash flow information:
Income taxes paid	$1,693	$2,476
Interest paid	$—	$10

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Amounts in tables in thousands, except share and per share amounts)

1.                                      The accompanying unaudited condensed consolidated financial statements of Wayside Technology Group, Inc. and its subsidiaries (collectively, the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete audited financial statements.

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

3.                                      Assets and liabilities of the Company’s foreign subsidiaries have been translated at current exchange rates, and related sales and expenses have been translated at average rates of exchange in effect during the period. The sales from our Canadian operations in the first nine months of 2014 were $17.3 million as compared to $15.4 million for the first nine months of 2013. The sales from our Canadian operations for the third quarter of 2014 were $5.7 million as compared to $4.8 million for the third quarter of 2013.

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

September 30, 2014

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

6.                                      The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value at September 30, 2014 and December 31, 2013 because of the relative short maturity of these instruments. The Company’s accounts receivable long-term is discounted to their present value at prevailing market rates so the balances approximate fair value.

7.                                      Balance Sheet Detail:

Equipment and leasehold improvements consist of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Equipment	$2,948	$2,771
Leasehold improvements	568	555
	3,516	3,326
Less accumulated depreciation and amortization	(3,161)	(3,002)
	$355	$324

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Amounts in tables in thousands, except share and per share amounts)

Accounts payable and accrued expenses consist of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Trade accounts payable	$47,980	$56,973
Accrued expenses	3,641	3,066
	$51,621	$60,039

Accumulated other comprehensive income consists of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Foreign currency translation adjustment	$(158)	$199
	$(158)	$199

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

Among other affirmative covenants set forth in the Loan Agreement, the Company must maintain (i) a ratio of Total Liabilities to Tangible Net Worth (each as defined in the Loan Agreement) of not greater than 2.50 to 1.00, to be tested quarterly and (ii) a minimum Debt Service Coverage Ratio (as defined in the Loan Agreement) of 2.00 to 1.00.  Additionally, the Loan Agreement contains negative covenants related to, among other items, prohibitions against the creation of certain liens, engaging in any business activities substantially different than those currently engaged in by the Company, and paying dividends on the Company’s stock other than (i) dividends payable in its stock and (ii) cash dividends in amounts and frequency consistent with past practice, without first securing the written consent of Citibank. The Company is in compliance with all covenants at September 30, 2014.

At September 30, 2014, the Company had no borrowings outstanding under the Credit Facility.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2014

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	Nine months Ended		Three months ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net income	$3,911	$3,890	$1,370	$1,330
Denominator:
Weighted average shares (Basic)	4,639	4,457	4,716	4,442
Dilutive effect of outstanding options and non-vested shares of restricted stock	46	111	20	109

Weighted average shares including assumed conversions (Diluted)	4,685	4,568	4,736	4,551

Basic income per share	$0.84	$0.87	$0.29	$0.30
Diluted income per share	$0.83	$0.85	$0.29	$0.29

10.                               The Company had one major vendor that accounted for 13.6% and 17.3% of total purchases during the nine months and three months, respectively, that ended September 30, 2014. The Company had one major vendor that accounted for 10.0% and 10.4% of total purchases during the nine and three months, respectively, that ended September 30, 2013. The Company had three major customers that accounted for 16.7%, 16.4% and 10.9% of its total net sales during the nine months ended September 30, 2014, and 16.8%, 18.7% and 10.6% of total net sales for the three months ended September 30, 2014. These same customers accounted for 15.0%, 16.9% and 8.1% of total net accounts receivable as September 30, 2014. The Company had three major customers that accounted for 15.0%, 14.3% and 11.9% of its total net sales during the nine months ended September 30, 2013, and 15.0%, 15.0% and 11.8% of total net sales for the three months ended September 30, 2013.

11.                               The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Company has identified its federal consolidated tax return and its state tax return in New Jersey and its Canadian tax return as major tax jurisdictions. As of September 30, 2014 the Company’s 2013 Federal tax return remains open for examination, as the Company recently concluded an Internal Revenue Service examination for the 2011 and 2012 tax years. This examination resulted in no change to the previously filed Federal corporate tax returns.  The Company’s New Jersey and Canadian tax returns are open for examination for the years 2011 through 2013. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that it has appropriate support for the income tax positions it takes and expects to take on its tax returns, and

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Amounts in tables in thousands, except share and per share amounts)

that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

The effective tax rate for each of the nine and three months ended September 30, 2014 was 34.0% and 31.6% respectively, compared with 32.4% and 30.5% for the same periods last year. The current year effective tax rates are higher primarily due to fact the prior year included an adjustment to reflect a change in state apportionment rules.

12.                               The 2012 Stock-Based Compensation Plan (the “2012 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2012 Plan was 600,000.  As of September 30, 2014, the number of shares of Common stock available for future award grants to employees and directors under the 2012 Plan is 541,479.

The 2006 Stock-Based Compensation Plan (the “2006 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses, and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2006 Plan was 800,000. As of September 30, 2014, there are no shares of Common Stock available for future award grants to employees and directors under the 2006 Plan.

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

September 30, 2014

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

During 2014, the Company granted a total of 70,689 shares of Restricted Stock to officers, directors and employees. These shares of Restricted Stock vest between eight and twenty equal quarterly installments. A total of 34,118 shares of Restricted Stock were forfeited as a result of officers and employees terminating employment with the Company.

Changes during 2014 in options outstanding under the Company’s combined plans (i.e., the 2012 Plan, the 2006 Plan, the 1995 Non-Employee Director Plan and the 1995 Stock Option Plan) were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($M)(1)
Outstanding at January 1, 2014	285,640	$8.71
Granted in 2014	—	—
Canceled in 2014	(20,000)	5.50
Exercised in 2014	(220,000)	8.14
Outstanding at September 30, 2014	45,640	$12.85	0.6	$0.1
Exercisable at September 30, 2014	45,640	$12.85	0.6	$0.1

(1) The intrinsic value of an option is calculated as the difference between the market value on the last trading day of the quarter (September 30, 2014) and the exercise price of the outstanding options. The market value as of September 30, 2014 was $15.82 per share represented by the closing price as reported by The NASDAQ Global Market on that day.

A summary of nonvested shares of Restricted Stock awards outstanding under the Company’s the 2012 Plan and 2006 Plan as of September 30, 2014, and changes during the nine months then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2014	199,550	$12.02
Granted in 2014	70,689	15.84
Vested in 2014	(75,223)	11.51
Forfeited in 2014	(34,118)	11.58
Nonvested shares at September 30, 2014	160,898	$13.97

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Amounts in tables in thousands, except share and per share amounts)

As of September 30, 2014, there is approximately $2.2 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.7 years.

For the nine months ended September 30, 2014 and 2013, the Company recognized share-based compensation cost of $853,000 and $830,000 respectively, which is included in the Company’s general and administrative expense.

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

The following segment reporting information of the Company is provided:

	Nine months ended		Three months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Lifeboat Distribution	$206,655	$171,949	$77,416	$56,871
TechXtend	39,980	38,588	13,089	13,591
	246,635	210,537	90,505	70,462
Gross Profit:
Lifeboat Distribution	$13,475	$12,129	$4,747	$3,846
TechXtend	4,378	4,414	1,429	1,419
	17,853	16,543	6,176	5,265
Direct Costs:
Lifeboat Distribution	$4,044	$3,445	$1,565	$1,095
TechXtend	2,409	2,390	815	735
	6,453	5,835	2,380	1,830
Segment Income:
Lifeboat Distribution	$9,431	$8,684	$3,182	$2,751
TechXtend	1,969	2,024	614	684
Segment Income	11,400	10,708	3,796	3,435

General and administrative	$5,840	$5,376	$1,911	$1,650
Interest, net	375	416	121	140
Foreign currency translation (loss) gain	(8)	10	(4)	(11)
Income before taxes	$5,927	$5,758	$2,002	$1,914

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Amounts in tables in thousands, except share and per share amounts)

As of September 30, 2014
Selected Assets By Segment:
Lifeboat Distribution	$37,482
TechXtend	35,487
Segment Select Assets	72,969
Corporate Assets	17,455
Total Assets	$90,424

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Nine months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013
Net sales	100%	100%	100%	100%
Cost of sales	92.8	92.1	93.2	92.5
Gross profit	7.2	7.9	6.8	7.5
Selling, general and administrative expenses	4.9	5.3	4.7	4.9
Income from operations	2.3	2.6	2.1	2.6
Interest income, net	.1	.1	0.1	.1
Realized foreign currency exchange gain	—	—	—	—
Income before income taxes	2.4	2.7	2.2	2.7
Provision for income taxes	0.8	0.9	0.7	0.8
Net income	1.6%	1.8%	1.5%	1.9%

Net Sales

Net sales for the third quarter ended September 30, 2014 increased 28% or $20.0 million to $90.5 million compared to $70.5 million for the same period in 2013. Total sales for the third quarter of 2014 for our Lifeboat Distribution segment were $77.4 million compared to $56.9 million in the third quarter of 2014, representing an increase of $20.5 million or 36%. Total sales for the third quarter of 2014 for our TechXtend segment were $13.1 million compared to $13.6 million in the third quarter of 2013, representing a decrease of $0.5 million or 4%.

The 36% increase in net sales for the Lifeboat Distribution segment was mainly a result of the strengthening of our account penetration, our continued focus on the expanding virtual infrastructure-centric business, product mix and the addition of several key product lines. The 4% decrease in net sales in the TechXtend segment was primarily due to a decrease in extended payment terms sales transactions as compared to the same period in 2013.

For the nine months ended September 30, 2014, net sales increased 17% or $36.1 million to $246.6 million compared to $210.5 million for the same period in 2013. Net sales for the nine months ended September 30, 2014 for our Lifeboat segment increased 20% or $34.7 million to $206.6 million compared to $171.9 million for the same period in 2013. Net sales for the nine months ended September 30, 2014 for our TechXtend segment increased 4% or $1.4 million to $40.0 million compared to $38.6 million for the same period in 2013.

The 20% increase in net sales from our Lifeboat segment in the first nine months of 2014 compared to the same period in 2013 was mainly a result of our continued focus on the expanding virtual infrastructure-centric business, the addition of several key product lines, and the strengthening of our account penetration. The 4% increase in net sales in the TechXtend segment was primarily due to an increase in extended payment terms sales transactions as compared to the same period in 2013.

Gross Profit

Gross Profit for the third quarter ended September 30, 2014 was $6.2 million, a 17% increase as compared to $5.3 million for the third quarter of 2013. Gross profit for our Lifeboat segment in the third quarter of 2014 was $4.7 million compared to $3.8 million for the third quarter of 2013, representing a 23% increase. Gross profit for our TechXtend segment was essentially flat at $1.4 million in the third quarter of 2014 and 2013.

For the nine months ended September 30, 2014 gross profit increased 8% or $1.3 million to $17.8 million compared to $16.5 million for the same period in 2013. Lifeboat’s gross profit for the nine months ended September 30, 2014 increased 11% to $13.5 million as compared to $12.1 million for the first nine months of 2013. The increase in gross profit for the Lifeboat segment was primarily due to higher sales volume. TechXtend gross profit for each of the nine months ended September 30, 2014 and 2013 remained flat at $4.4 million.

Gross profit margin (gross profit as a percentage of net sales) for the third quarter ended September 30, 2014 was 6.8% compared to 7.5% for the third quarter of 2013. Gross profit margin for the nine months ended September 30, 2014 was 7.2% compared to 7.9% in the same period in 2013. Gross profit margin for our Lifeboat segment for the third quarter of 2014 was 6.1% compared to 6.8% for the third quarter of 2013. The decrease in gross profit margin for the Lifeboat Distribution segment was primarily caused by competitive pricing pressure, reduced vendor rebates and discounts, and product mix. Gross profit margin for our TechXtend segment for the third quarter of 2014 was 10.9% compared to 10.4% for the third quarter of 2013, due primarily to a decline in extended payment term sales transaction in the third quarter of 2014 as compared to the same period in 2013.

Vendor rebates and discounts for the nine month period ended September 30, 2014 amounted to $1.2 million compared to $1.0 million for the nine month period ended September 30, 2013. Vendor rebates are dependent on reaching certain targets set by our vendors. Vendors have been periodically substantially increasing their target revenues for rebate eligibility.  The Company monitors gross profits and gross profit margins carefully. Price competition in our market continued to intensify in 2014, with competitors lowering their prices significantly and the Company responded immediately.  We anticipate that margins, as well as discounts and rebates, for the remainder of the year will continue to be affected by this current trend.  To the extent that the Company finances larger transactions with extended payment terms, as anticipated, gross margins also will be negatively impacted.

Selling, General and Administrative Expenses

Total selling, general, and administrative (“SG&A”) expenses for the third quarter of 2014 were $4.3 million compared to $3.5 million for the third quarter of 2013, representing an increase of $0.8 million or 23%.  This increase is primarily the result of an increase in employee and employee related expenses (salaries, commissions, bonus accruals and benefits) and occupancy expenses in 2014 compared to 2013. As a percentage of net sales, SG&A expenses for the third quarter of 2014 were 4.7% compared to 4.9% for the third quarter of 2013. The decline in SG&A as a percentage of net sales is the result of the increase in net sales.

For the nine months ended September 30, 2014, SG&A expenses were $12.3 million compared to $11.2 million in the same period in 2013, representing an increase of $1.1 million or 10%. This increase is primarily the result of an increase in employee and employee related expenses (salaries, commissions, bonus accruals and benefits) in 2014 compared to 2013.  As a percentage of net sales, SG&A expenses for the nine months ended September 30, 2014 were 4.9% compared to 5.3% for the nine months ended September 30, 2013. The decline in SG&A as a percentage of net sales is the result of the increase in net sales.

Direct selling costs (a component of SG&A) for the third quarter of 2014 were $2.4 million compared to $1.8 million for the third quarter of 2013. Total direct selling costs for our Lifeboat Distribution segment for the third quarter of 2014 were $1.6 million compared to $1.1 million for the same period in 2013.  Total direct selling costs for our TechXtend segment for the third quarter of 2014 were $0.8 million compared to $0.7 million for the same period in 2013.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary by quarter depending on changes in sales volume, and levels of continuing investments in employee headcount and marketing. We continue to monitor our SG&A expenses closely.

Income Taxes

For the three months ended September 30, 2014, the Company recorded a provision for income taxes of $.6 million or 31.6% of income, compared to $.6 million or 30.5% of income for the same period in 2013. The current year effective tax rates are higher primarily due to fact the prior year included an adjustment to reflect a change in state apportionment rules.

For the nine months ended September 30, 2014, the Company recorded a provision for income taxes of $2.0 million or 34.0% of income, compared to $1.9 million or 32.4% of income for the same period in 2013.

Liquidity and Capital Resources

During the first nine months of 2014 our cash and cash equivalents decreased by $4.0 million to $15.6 million at September 30, 2014, from $19.6 million at December 31, 2013. During the first nine months of 2014, net cash used in operating activities amounted to $3.3 million, net cash used in investing activities amounted to $0.2 million and net cash used in financing activities amounted to $0.4 million.

Net cash used in operating activities in the first nine months of 2014 was $3.3 million and primarily resulted from a $8.3 million decrease in accounts payable, and an increase of $1.1million in accounts receivable, primarily due to increased long-term accounts receivable, partially offset by $5.0 million in net income excluding non-cash charges, and a decrease of $1.3 million in prepaid and other current assets. The large decrease in accounts payable in 2014 was primarily due to the Company taking more early pay discounts in 2014, and fewer large sales transactions in the third quarter of 2014 as compared to the fourth quarter of 2013.

Net cash used in investing activities in the first nine months of 2014 amounted to $0.2 million. This was the result of capital expenditures of $0.2 million.

Net cash used in financing activities in the first nine months of 2014 amounted to $0.4 million. This consisted primarily of dividends paid of $2.4 million and treasury stock repurchased of $0.5 million partially offset by proceeds from stock option exercises of $1.8 million and the tax benefit from share based compensation of $0.7 million.

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

Contractual Obligations as of September 30, 2014 are summarized as follows:

Payment due by Period	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt obligations	—	—	—	—	—
Capital Lease obligations	—	—	—	—	—
Operating Lease obligations (1)	$370	$259	$111	—	—
Purchase Obligations	—	—	—	—	—
Other Long term Obligations reflected on the Company’s Balance Sheet under GAAP	—	—	—	—	—
Total Contractual Obligations	$370	$259	$111	—	—

(1)  Operating leases relate primarily to the leases of the space used for our operations in Shrewsbury, New Jersey, Mississauga, Canada and Almere, Netherlands. The commitments for operating leases include the minimum rent payments.

As of September 30, 2014, the Company is not committed by lines of credit or standby letters of credit, and has no standby repurchase obligations or other commercial commitments (see Note 8 in the Notes to our Consolidated Financial Statements).

Foreign Exchange

The Company’s Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. We are subject to fluctuations primarily in the Canadian Dollar-to-U.S. Dollar exchange rate.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In addition to its activities in the United States, 7.0% of the Company sales during the nine months ended September 30, 2014 was generated in Canada. We are subject to general risks attendant to the conduct of business in Canada, including economic uncertainties and foreign government regulations. In addition, the Company’s Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Foreign Currency Transactions Gain (Loss).”

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the repurchase of Common Stock by the Company and its affiliated purchasers during the third quarter of 2014.

ISSUER PURCHASE OF EQUITY SECURITIES

	Total Number of Shares		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Period	Purchased		(2)	Programs	(3)	(4)(5)

July 1, 2014- July 31, 2014	—		$—	—	$—	214,947
August 1, 2014- August 31, 2014	8,141	(1)	17.15	—	—	214,947
September 1, 2014- September 30, 2014	—		—	—	—	214,947
Total	8,141		$17.15	—	$—	214,947

(1) Includes 8,141 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (4) below.

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

(5)  The Company’s Rule 10b5-1 plan (the “ 2012 10b5-1 plan”) which became effective on October 29,2012, terminated by its own terms on October 29, 2014. Accordingly no further purchases of the Company’s Common Stock may be effected under its 2012 10b5-1 plan.

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

101                           The following financial information from Wayside Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 7, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Earnings, (3) Condensed Consolidated Statements of Stockholders’ Equity, (4) Condensed Consolidated Statements of Comprehensive Income, (5) Condensed Consolidated Statements of Cash Flows, and (6) the Notes to the Unaudited Condensed Consolidated Financial Statements,.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAYSIDE TECHNOLOGY GROUP, INC

November 7, 2014	By:	/s/ Simon F. Nynens
Date		Simon F. Nynens, Chairman of the Board,
President and Chief Executive Officer

November 7, 2014	By:	/s/ Kevin T. Scull
Date		Kevin T. Scull, Vice President Accounting and Reporting
Interim Chief Financial Officer