Form 10-K
period 2014-12-31
Wayside Technology Group, Inc.
filed 2015-02-20
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2014

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant computed by reference to the closing sale price for the Registrant’s Common Stock as of June 30, 2014, which was the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on The NASDAQ Global Market, was approximately $59,421,953 (In determining the market value of the Common Stock held by any non-affiliates, shares of Common Stock of the Registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of Common Stock of the Registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes).

The number of shares outstanding of the Registrant’s Common Stock as of February 13, 2015 was 4,915,140 shares.

Documents Incorporated by Reference: Portions of the Registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed on or before April 30, 2015 are incorporated by reference into Part III of this Report.

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

The Company operates through two reportable operating segments. The “Lifeboat Distribution” segment distributes technical software to corporate resellers, value added resellers (VARs), consultants and systems integrators worldwide. The “TechXtend” segment is a value-added reseller of software, hardware and services for corporations, government organizations and academic institutions in the USA and Canada. For each of our segments, sales from unaffiliated customers, income and total assets, among other financial information, is presented in Note 9 in the Notes to our Consolidated Financial Statements.

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

The market for the software products we sell is characterized by rapid changes in technology, user requirements, and customer specifications. The manner in which software products are distributed and sold is changing, and new methods of distribution and sale may emerge or expand. Software developers and publishers have sold, and may intensify their efforts to sell, their products directly to end-users. The continuing evolution of the Internet as a platform in which to conduct e-commerce business transactions has both lowered the barriers for competition and broadened customer access to products and information, increasing competition and reducing prices. From time to time, certain software developers and publishers have instituted programs for the direct sale of large order quantities of software to certain major corporate accounts. These types of programs may continue to be developed and used by various developers and publishers. While software developers and publishers currently sell new releases or upgrades directly to end users, they have not attempted to completely bypass the distribution and reseller channels. There can be no assurances, however, that software developers and publishers will continue using distributors and resellers to the same extent they currently do. Future efforts by software developers and publishers to bypass third- party sales channels could materially and adversely affect the Company’s business operations and financial conditions.

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

Products

An essential part of our ongoing operations and growth plans is the continued recruitment of software publishers for which we can sell their products. The Company offers a wide variety of technology products from a broad range of publishers and manufacturers, such as Acronis, Bluebeam Software, CA Technologies, Dell/Dell Software, Flexera Software, Hewlett Packard, Infragistics, Intel Software, JetBrains, Lenovo, Microsoft, Mindjet, Samsung, SAP/Sybase, SmartBear Software, SolarWinds, Sophos, StorageCraft Technology, TechSmith, Telerik, Unitrends, Veeam Software and VMware. On a continuous basis, we screen new products for inclusion in our direct sales portfolio, catalogs and web sites based on their features, quality, price, profit margins and warranties, as well as on current sales trends. Since the Company predominantly sells software, sales of hardware and peripherals represented only 7% , 6% and 4% of our overall net sales in 2014, 2013 and 2012, respectively.

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

The Company had three customers that each accounted for more than 10% of total sales for 2014. For the year ended December 31, 2014, Software House International Corporation (“SHI”), CDW Corporation (“CDW”) and Insight Enterprises, Inc. (“Insight”) accounted for 17.4%, 16.4% and 11.0%, respectively, of consolidated net sales and, as of December 31, 2014, 15.3%, 17.9%, and 7.9%, respectively, of total net accounts receivable. For the year ended December 31, 2013, SHI, CDW and Insight accounted for 14.9%, 13.8% and 12.2%, respectively, of consolidated net sales. For the year ended December 31, 2012, SHI, CDW, and Insight accounted for 13.4%, 12.4% and 11.1%, respectively, of consolidated net sales. Our top five customers accounted for 52%, 48%, and 44% of consolidated net sales in 2014, 2013 and 2012, respectively. The Company generally ships products within 48 hours of confirming a customer’s order. This results in minimum backlog in the business.

Sales to customers in Canada represented 7% of our consolidated revenues in each of 2014, 2013 and 2012. For geographic financial information, please refer to Note 9 in the Notes to our Consolidated Financial Statements.

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

We believe that effective purchasing from a diverse vendor base is a key element of our business strategy. For the year ended December 31, 2014, Sophos was the only individual vendor from whom our purchases exceeded 10% of our total purchases and accounted for 14.7% of our total purchases. For the year ended December 31, 2013, Dell/Quest Software was the only individual vendor from whom our purchases exceeded 10% of our total purchases and accounted for 10.2% of our total purchases. For the year ended December 31, 2012, Dell/Quest Software was the only individual vendor from whom our purchases exceeded 10% of our total purchases and accounted for 13.4% of our total purchases. The loss of a key vendor or group of vendors could disrupt our product availability and otherwise have an adverse effect on the Company.

In 2014, the Company purchased approximately 95% of its products directly from manufacturers and publishers and the balance from multiple distributors, as compared to 93% and 91% in 2013 and 2012, respectively. Most suppliers or distributors will “drop ship” products directly to the customers, which reduces physical handling by the Company. Inventory management techniques, such as “drop shipping” allow the Company to offer a greater range of products without increased inventory requirements or associated risk.

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

Trademarks

The Company conducts its business under various trademarks and service marks including Lifeboat Distribution and TechXtend. The Company protects these trademarks and service marks and believes that they have significant value to us and are important factors in our marketing programs.

Employees

As of December 31, 2014, Wayside Technology Group, Inc. and its subsidiaries had 124 full-time employees and 1 part-time employee. The Company is not a party to any collective bargaining agreements with its employees, has experienced no work stoppages and considers its relationships with its employees to be satisfactory.

Executive Officers of the Company

Set forth below are the name, age, present title, principal occupation and certain biographical information for our executive officers as of February 1, 2015, all of whom have been appointed by and serve at the discretion of the Board of Directors of the Company (the “Board of Directors”).

Name	Age	Position
Simon F. Nynens	43	Chairman, President and Chief Executive Officer
William Botti	64	Executive Vice President
Kevin Scull	49	Vice President and Chief Accounting Officer
Vito Legrottaglie	50	VP of Operations and Chief Information Officer
Richard J. Bevis	65	Vice President of Marketing

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

William Botti was appointed Executive Vice President in April 2014. Mr. Botti has extensive experience in all three provider aspects of the technology channel — software vendor, distributor and reseller. He is a recognized industry leader, having founded three successful technology companies. Among his varied experiences, Mr. Botti has served as chief executive officer, president and chief operating officer of Alternative Technology Inc., prior and subsequent to its acquisition by Arrow ECS, as vice president of North American sales at Veeam Software, Inc., and as founder, president and CEO of Computer Networks, Inc.

Kevin Scull was appointed to the position of Vice President and Chief Accounting Officer in February 2015, after having served as the Vice President and Interim Chief Financial Officer since February 2014. He previously held the position of Vice President and Chief Accounting Officer from January 2006 to August 2012, after having served as Corporate Controller of the company since January 2003. Prior to joining Wayside Technology Group, Inc., Mr. Scull worked for Niksun Inc. as Accounting Manager from January 2001to January 2003 and, prior to that, he worked for Telcordia Inc. from December 2000 to January 2001, as Manager of Accounting Policies.

Vito Legrottaglie was appointed to the position of Vice President and Chief Information Officer in February 2015, after having served as Vice President of Operations and Information Systems since April 2007. Mr. Legrottaglie rejoined the company in February 2003 having previously served as director of Information Systems and then vice president of Information Systems from 1996-2000. Mr. Legrottaglie has also held the positions of chief technology officer at Swell Commerce Incorporated, vice president of Operations for The Wine Enthusiast Companies, and director of Information Systems at Barnes and Noble

Richard J. Bevis was appointed Vice President Marketing in July 2007. Prior to joining Wayside Technology Group, Inc., Mr. Bevis worked for Covance Inc., a drug development service company, as Senior Director Marketing Communication from 2003 to 2007. He also held the position of Vice President of Corporate Communications for Eyretel, PLC. from 2002 to 2003.

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

Failure to adequately maintain the security of our electronic and other confidential information could materially adversely affect our financial condition and results of operations.  We are dependent upon automated information technology processes. Privacy, security, and compliance concerns have continued to increase as technology has evolved to facilitate commerce and as cross-border commerce increases. As part of our normal business activities, we collect and store certain confidential information, including personal information of employees and information about partners and clients which may be entitled to protection under a number of regulatory regimes. In the course of normal and customary business practice, we may share some of this information with vendors who assist us with certain aspects of our business. Moreover, the success of our operations depends upon the secure transmission of confidential and personal data over public networks, including the use of cashless payments. Any failure on the part of us or our vendors to maintain the security of data we are required to protect, including via the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in our employees’, partners’ and clients’ confidence in us and other competitive disadvantages, and thus could have a material adverse impact on our business, financial condition and results of operations.  During 2014 and 2013 we did not have any cybersecurity breaches.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company leases 18,000 square feet of space in Shrewsbury, New Jersey for its corporate headquarters under a lease expiring in February 2016.  Total annual rent expense for these premises is approximately $225,000. The Company also leases 7,800 square feet of warehouse space in Eatontown, New Jersey under a lease expiring in October 2017. Total annual rent expense is approximately $40,000.  Additionally, the Company leases approximately 3,700 square feet of office and warehouse space in Mississauga, Canada, under a lease which expires November 30, 2016. Total annual rent expense for these premises is approximately $30,000.  The Company also leases approximately 150 square feet of office space in Almere, Netherlands under a lease which expires October 31, 2015, at an annual rent of approximately $12,000. We believe that each of the properties is in good operating condition and such properties are adequate for the operation of the Company’s business as currently conducted.

Item 3. Legal Proceedings

There are no material legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our Common Stock, par value $0.01, trade on The NASDAQ Global Market under the symbol “WSTG”.  Following is the range of low and high closing sales prices for our Common Stock as reported on The NASDAQ Global Market.

	High	Low
2014:
First Quarter	$19.84	$13.76
Second Quarter	$22.77	$14.69
Third Quarter	$17.64	$14.88
Fourth Quarter	$17.96	$15.53

2013:
First Quarter	$13.05	$11.25
Second Quarter	$12.18	$11.13
Third Quarter	$12.95	$11.40
Fourth Quarter	$13.93	$12.74

In each of 2014 and 2013, we declared quarterly dividends totaling $0.68 and $0.65 per share, respectively, on our Common Stock. Our dividend declared and paid in the fourth quarter of 2013 was increased from $0.16 per share (declared and paid in the first, second and third quarter of 2013) to $0.17 per share. There can be no assurance that we will continue to pay comparable cash dividends in the future.

During 2014, the Company granted a total of 98,689 shares of Restricted Stock to officers, directors and employees. These shares of Restricted Stock vest between one and twenty equal quarterly installments. A total of 34,487 shares of Restricted Stock were forfeited as a result of officers and employees terminating employment with the Company.

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

As of January 30, 2015, there were approximately 29 record holders of our Common Stock. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by brokerage firms and clearing agencies.

During the fourth quarter of 2014, we repurchased shares of our Common Stock as follows:

	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Period	Purchased	(2)	Programs	(3)	(4)(5)

October 1- October 31, 2014	—	—	—	—	214,947
November 1- November 30, 2014 (1)	15,398	$17.16	8,000	$17.13	206,947
December 1 - December 31, 2014	3,000	$17.40	3,000	$17.40	703,947
Total	18,398	$17.20	11,000	$17.20	703,947

(1) Includes 7,398 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (4) below.

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

(4) On July 31, 2008, the Company approved the increase of its Common Stock repurchase program by 500,000 shares. On December 3, 2014, the Board of Directors of the Company approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. The Company expects to purchase shares of its Common Stock from time to time in the market or otherwise subject to market conditions. The Common Stock repurchase program does not have an expiration date.

(5) The Company’s Rule 10b5-1 plan (the “ 2012 10b5-1 plan”) which became effective on October 29, 2012, terminated by its own terms on October 29, 2014. Accordingly no further purchases of the Company’s Common Stock may be effected under its 2012 10b5-1.

On October 29, 2014, the Board of Directors approved, and on November 10, 2014, the Company entered into a written purchase plan intended to comply with the requirements of Rule 10b5-1 under the Exchange Act, as amended (the “Plan”).  Purchases involving shares of the Company’s Common Stock under the Plan commenced November 10, 2014, and the Plan is intended to be in effect until May 10, 2015.  Pursuant to the Plan, the Company’s broker shall effect purchases of up to an aggregate of 210,000 shares of Common Stock.

STOCK PRICE PERFORMANCE GRAPH

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return of the S&P Midcap 400 Index and the S&P 500 Computer and Electronics Retail Index for the period commencing December 31, 2008 and ending December 31, 2014, assuming $100 was invested on December 31, 2009 and the reinvestment of dividends.

	Base	INDEXED RETURNS
	Period	Years Ending
Company / Index	Dec09	Dec10	Dec11	Dec12	Dec13	Dec14
Wayside Technology Group, Inc.	100	150.98	171.64	164.22	210.95	279.95
S&P MidCap 400 Index	100	126.64	124.45	146.69	195.84	214.97
S&P 500 Computer & Electronics Retail Index	100	91.88	69.42	48.98	134.85	122.51

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

Year Ended December 31,

(Amounts in thousands, except per share amounts)

	2014	2013	2012	2011	2010
Consolidated Statement of Operations Data:
Net sales	$340,758	$300,390	$297,057	$250,169	$206,730
Cost of sales	315,948	276,035	273,165	226,928	186,720
Gross profit	24,810	24,355	23,892	23,241	20,010
Selling, general and
administrative expenses	16,513	15,505	15,377	14,623	13,207
Income from operations	8,297	8,850	8,515	8,618	6,803
Other income, net	461	562	574	369	407
Income before provision for income taxes	8,758	9,412	9,089	8,987	7,210
Provision for income taxes	2,998	3,019	3,600	3,448	2,789
Net income	$5,760	6,393	$5,489	$5,539	$4,421
Net income per common share
Basic	$1.24	$1.44	$1.23	$1.26	$1.01
Diluted	$1.23	$1.41	$1.19	$1.20	$0.98
Weighted average common shares outstanding:
Basic	4,661	4,454	4,476	4,412	4,386
Diluted	4,702	4,526	4,628	4,606	4,500

December 31,

(Amounts in thousands, except per share amounts)

	2014	2013	2012	2011	2010
Balance Sheet Data:
Cash and cash equivalents	$23,124	$19,609	$9,835	$9,202	$10,955
Marketable securities	—	—	4,411	5,375	4,528
Working capital	31,161	24,016	19,592	19,337	19,033
Total assets	94,981	94,760	91,445	74,861	68,683
Total stockholders’ equity	39,567	34,721	32,125	28,934	26,679

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

Financial Overview

Net sales totaled $340.8 million in 2014 as compared to $300.4 million in 2013, representing a 13% increase.  Gross profit increased by $0.5 million or 2% in 2014 as compared to 2013.  Selling, general and administrative (“SG&A”) expenses increased by $1.0 million in 2014 as compared to 2013.  Income from operations amounted to $8.3 million in 2014 from $8.9 million in 2013, representing a decrease of $0.6 million or 6% as compared to 2013.  This decrease resulted from an increase in SGA expenses offset by the  increase in total gross margin (Lifeboat Distribution segment increase  was offset by a decrease in TechXtend segment),  Our income before provision for income taxes decreased by $0.7 million to $8.8 million in 2014 compared to $9.4 million in 2013.  We reported a net income of $5.8 million for 2014 compared to $6.4 million in 2013.

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

Results of Operations

The following table sets forth for the years indicated the percentage of net sales represented by selected items reflected in the Company’s Consolidated Statements of Earnings. The year-to-year comparison of financial results is not necessarily indicative of future results:

	Years ended December 31,
	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	92.7	91.9	92.0
Gross profit	7.3	8.1	8.0
Selling, general and administrative expenses	4.8	5.2	5.1
Income from operations	2.5	2.9	2.9
Other income	0.1	0.2	0.2
Income before income taxes	2.6	3.1	3.1
Income tax provision	0.9	1.0	1.2
Net income	1.7%	2.1%	1.9%

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net Sales

Net sales for 2014 increased 13%, or $40.4 million to $340.8 million in 2014 compared to $300.4 million in 2014. Total sales for our Lifeboat Distribution segment in 2014 were $290.4 million compared to $237.7 million in 2013, representing a 22% increase. Total sales for the TechXtend segment in 2014 amounted to $50.3 million, compared to $62.8 million in 2013, representing a 20% decrease.

The 22% increase in net sales from our Lifeboat Distribution segment was mainly a result of our continued focus on the expanding virtual infrastructure-centric business, the addition of several key product lines, and the strengthening of our account penetration. The 20% decrease in net sales in the TechXtend segment was primarily due to a decrease in extended payment terms sales transactions in the fourth quarter of 2014 as compared to the same period in 2013.

Gross Profit

Gross Profit for 2014 was $24.8 million compared to $24.4 million in 2013, a 2% increase. Total gross profit for our Lifeboat Distribution segment in 2014 was $19.1 million compared to $17.4 million in 2013, representing a 10% increase.  The increase in gross profit for the Lifeboat Distribution segment was due to increased sales volume.  Total gross profit for our TechXtend segment in 2014 was $5.6 million compared to $6.9 million in 2013, representing a 19% decrease. The decrease in gross profit for the TechXtend segment was the result primarily of decreased software sales volume, including a decrease in large single sale transactions and extended payment terms sales transactions, offset in part by a higher gross margin in 2014 as compared to 2013.

Gross profit margin (gross profit as a percentage of net sales) for 2014 was 7.3% compared to 8.1% in 2013. Gross profit margin for our Lifeboat Distribution segment was 6.6% in 2014 compared to 7.3% in and 2013. The decrease in gross profit margin for the Lifeboat Distribution segment was primarily caused by competitive pricing pressure, reduced vendor rebates and discounts, and product mix. Gross profit margin for our TechXtend segment in 2014 was 11.2% compared to 11.0% in 2013. The Increase in gross profit dollars and the decrease in gross profit margins were primarily caused by the sales growth and product mix within our Lifeboat Distribution segment which carries lower margins than our TechXtend segment.

Vendor rebates and discounts for 2014 amounted to $1.6 million compared to $1.7 million for 2013. Vendor rebates are dependent on reaching certain targets set by our vendors. Vendors have been periodically substantially increasing their target revenues for rebate eligibility.  The Company monitors gross profits and gross profit margins carefully. Price competition in our market continued to intensify in 2014, with competitors lowering their prices significantly and the Company continues to respond immediately.  We anticipate that margins, as well as discounts and rebates, will continue to be affected by this current trend.  To the extent that the Company finances larger transactions with extended payment terms, as anticipated, gross margins also will be negatively impacted.

Selling, General and Administrative Expenses

Total selling, general and administrative (“SG&A”) expenses for 2014 were $16.5 million compared to $15.5 million in 2013, representing an increase of $1.0 million or 6.5%.  This increase is primarily the result of an increase in salaries, commissions and bonus expense for our Lifeboat Distribution segment due to our growth in this segment. SG&A expenses as a percentage of net sales were 4.8% in 2014 compared to 5.2% in 2013.

Direct selling costs (a component of SG&A) for 2014 were $8.8 million compared to $8.0 million in 2013. Total direct selling costs for our Lifeboat Distribution segment for 2014 were $5.7 million compared to $4.7 million in 2013, mainly due to an increase in salaries on increased headcount to support growth, and commissions compared to the prior year on higher segment gross profit.  Total direct selling costs for our TechXtend segment for 2014 were $3.1 million compared to $3.3 million in 2013. The decrease in the TechXtend segment was due to lower commission and bonus expense resulting from lower segment gross profit.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We plan to continue to expand our investment in information technology and marketing, while monitoring our sales and general and administrative expenses closely.

Income Taxes

For the year ended December 31, 2014, the Company recorded a provision for income taxes of $3.0 million which consists of a provision of $2.7 million for U.S. federal income taxes, as well as a $0.1 million provision for state taxes, and a provision for foreign taxes of $0.2 million.

The current year effective tax rate was 34.2% compared to 32.1% in 2013. The current year effective tax rates are higher primarily due to the fact that the prior year included an adjustment to reflect a change in state apportionment rules.

As of December 31, 2014, the Company had a U.S. deferred tax asset of approximately $0.4 million.

For the year ended December 31, 2013, the Company recorded a provision for income taxes of $3.0 million which consists of a provision of $2.9 million for U.S. federal income taxes, as well as a $0.1 million provision for foreign taxes, and a deferred tax expense of $0.1 million

As of December 31, 2013, the Company had a U.S. deferred tax asset of approximately $0.4 million.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue arising from contracts with customers. The standard is effective for our reporting year beginning January 1, 2017 and early adoption is not permitted. We are currently evaluating the impact of this new accounting pronouncement, if any; the pronouncement will have on our consolidated financial statements.

Liquidity and Capital Resources

Our cash and cash equivalents increased by $3.5 million to $23.1 million at December 31, 2014 from $19.6 million at December 31, 2013.  Net cash provided by operating activities amounted to $5.7 million, net cash used in investing activities amounted to $0.3 million, and net cash used in financing activities amounted to $1.5 million.

Net cash provided by operating activities in 2014 was $5.7 million. In 2014, cash was mainly provided by $7.4 million from net income including non-cash charges, a $1.7 million decrease in accounts receivable, and a $1.2 million decrease in prepaid and other current assets, offset in part by a decrease in accounts payable and accrued expenses of $4.3 million.

In 2014, net cash used in investing activities was $0.3 million. This resulted primarily from $0.3 million for the purchase of equipment and leasehold improvements.

Net cash used in financing activities in 2014 of $1.5 million consisted of $3.2 million of dividend payments on our Common Stock and $0.8 million for the purchases of treasury shares of our Common Stock offset by the tax benefit from share based compensation of $0.7 million and the exercise of stock options of $1.8 million.

In 2014 the Board of Directors authorized the purchase of 500,000 shares of our Common Stock.  In 2008, the Board of Directors authorized the purchase of 500,000 shares of our Common Stock. In 2002, the Board of Directors authorized the purchase of 1,490,000 shares of our Common Stock. In October 1999, the Company was authorized by the Board of Directors to buy back 521,013 shares of our Common Stock in both open market and private transactions, as conditions warrant. A total of 2,307,066 shares of the Company’s stock had been bought back as of December 31, 2014 leaving a balance of 703,947 shares of Common Stock that the Company is authorized to buy back in the future.

The Company’s Rule 10b5-1 plan (the “ 2012 10b5-1 plan”) which became effective on October 29, 2012, terminated by its own terms on October 29, 2014. Accordingly no further purchases of the Company’s Common Stock may be effected under its 2012 10b5-1.

On October 29, 2014, the Board of Directors approved, and on November 10, 2014, the Company entered into a written purchase plan intended to comply with the requirements of Rule 10b5-1 under the Exchange Act, as amended (the “Plan”).  Purchases involving shares of the Company’s Common Stock under the Plan commenced November 10, 2014, and the Plan is intended to be in effect until May 10, 2015.  Pursuant to the Plan, the Company’s broker shall effect purchases of up to an aggregate of 210,000 shares of Common Stock.

We intend to hold the repurchased shares in treasury for general corporate purposes, including issuances under various stock plans. As of December 31, 2014, we held 393,744 shares of our Common Stock in treasury at an average cost of $15.66 per share. As of December 31, 2013, we held 631,207 shares of our Common Stock in treasury at an average cost of $11.12 per share.

The Company’s current and anticipated use of its cash and cash equivalents is, and will continue to be, to fund working capital, operational expenditures, the stock repurchase program and dividends, if any, declared by the Board of Directors.

On January 4, 2013, the Company entered into a $10,000,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. pursuant to a Business Loan Agreement, Promissory Note, Commercial Security Agreements and Commercial Pledge Agreement. The Credit Facility, which will be used for business and working capital purposes, including financing of larger extended payment terms sales transactions which may become a more significant portion of the Company’s net sales.  The Credit Facility matures on January 4, 2016. (see Note 5 Credit Facility in the Notes to our Consolidated Financial Statements).  As of December 31, 2014 there were no borrowings outstanding on the Credit Facility.

The Company believes that the cash flows from operations and funds held in cash and cash equivalents as well as available borrowing on the Credit Facility will be sufficient to fund the Company’s working capital and cash requirements for at least the next 12 months.

The Company had cash and cash equivalents of $23.1 million as of December 31, 2014, of which $3.2 million was held outside the United States. Our current intention is to reinvest the majority of our earnings from foreign operations. Our current plans do not anticipate a need to repatriate cash to fund our domestic operations. In the event cash from foreign operations is needed to fund operations in the U.S., we would be subject to additional income taxes in the U.S. reduced by any foreign taxes paid on these earnings.

Contractual Obligations as of December 31, 2014

(Amounts in thousands)

Payment due by Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt obligations	—	—	—	—	—
Capital Lease obligations	—	—	—	—
Operating Leases obligations (1)	$494	$325	$169	—	—
Purchase Obligations	—	—	—	—	—
Other Long term Obligations reflected on the Company’s Balance Sheet under GAAP	—	—	—	—	—
Total Contractual Obligations	$497	$328	$169	—	—

(1) Operating leases relate primarily to the lease of the space used for our operations in Shrewsbury and Eatontown, New Jersey, Mississauga, Canada and Almere, Netherlands. The commitments for operating leases include the minimum rent payments.

As of December 31, 2014, the Company is not committed by lines of credit or standby letters of credit, and has no standby repurchase obligations or other commercial commitments (see Note 5 Credit Facility in the Notes to our Consolidated Financial Statements).

Foreign Exchange

The Company’s Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. We are subject to fluctuations primarily in the Canadian Dollar-to-U.S. Dollar exchange rate.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

In addition to its activities in the USA, 7% of the Company’s 2014 sales were generated in Canada. We are subject to general risks attendant to the conduct of business in Canada, including economic uncertainties and foreign government regulations. In addition, the Company’s Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors.

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

Item 8. Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements at Item 15(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures”, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our Company’s President, Chairman of the Board and Chief Executive Officer (principal executive officer) and Vice President and Chief Accounting Officer (principal financial officer). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Interim Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management, with the participation of our Chief Executive Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ( 2013 Framework). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required hereunder, with the exception of the information relating to the executive officers of the Registrant that is presented in Part I under the heading “Executive Officers of the Company,” and the information relating to the Company’s Code of Ethical Conduct that is presented in Part I under the heading “Available Information,” is incorporated by reference herein from our Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than April 30, 2015 (the “Definitive Proxy Statement”) under the sections captioned “Election of Directors,” “Corporate Governance” and “Section 16 (a) Beneficial Ownership Reporting Compliance.”

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

10.1

Business Loan Agreement, dated January 4, 2013, between Wayside Technology Group,Inc., Lifeboat Distribution, Inc., TechXtend, Inc., Programmer’s Paradise, Inc., asborrowers, and Citibank, N.A., as lender. (16)

10.2

Promissory Note, dated January 4, 2013, between Wayside Technology Group, Inc., Lifeboat Distribution, Inc., Techxtend, Inc., Programmer’s Paradise, Inc., as borrowers, and Citibank, N.A., as lender. (16)

10.3

Commercial Pledge Agreement, dated January 4, 2013, among Wayside Technology Group, Inc., as grantor, Wayside Technology Group, Inc., Lifeboat Distribution, Inc., Techxtend, Inc., Programmer’s Paradise, Inc., as borrowers, and Citibank, N.A., as lender. (16)

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

10.8	1995 Stock Plan, as amended. (3)

10.9	1995 Non-Employee Director Plan, as amended. (3)

10.9(a)	2006 Stock-Based Compensation Plan. (4)

10.9(b)	First Amendment to 2006 Stock-Based Compensation Plan. (5)

10.9(c)	Second Amendment to 2006 Stock-Based Compensation Plan. (5)

10.10	Form of Officer and Director Indemnification Agreement. (1)

10.11	2012 Stock-Based Compensation Plan (15)

10.12	Lease dated as of May 14, 1997 between Robert C. Baker, et al as Landlord and the Company. (6)

10.12(a)	Modification of Lease, dated as of July 27, 2006, between SBC Holdings, L.P. (successor in interest to Robert C. Baker, et al.) and the Company. (2)

10.13	Employment Agreement, dated January 12, 2006, between the Company and Simon F. Nynens. (7)

10.14	Offer Letter, dated January 6, 2003, from the Company to Vito Legrottaglie.(8)

10.15	Resignation Letter, dated May 16, 2007, from Wayside Technology Group, Inc. to Jeffrey Largiader. (9)

10.16	General Release, dated May 18, 2007, between Jeffrey Largiader and Wayside Technology Group, Inc. (5)

10.17	Restricted Stock Letter, dated August 15, 2006, between Vito Legrottaglie and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.). (5)

10.18	Restricted Stock Letter, dated August 15, 2006, between Jeffrey Largiader and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.). (5)

10.19	Restricted Stock Letter, dated August 15, 2006, between Daniel Jamieson and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.). (5)

10.20	Restricted Stock Letter, dated August 15, 2006, between Allan Weingarten and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.). (5)

10.21	Restricted Stock Letter, dated August 15, 2006, between Edwin Morgens and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.). (5)

10.22	Restricted Stock Letter, dated August 15, 2006, between Duff Meyercord and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.). (5)

10.23	Restricted Stock Letter, dated August 15, 2006, between Simon F. Nynens and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.). (5)

10.24	Restricted Stock Letter, dated August 15, 2006, between Simon F. Nynens and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.). (5)

10.25	Restricted Stock Letter, dated August 15, 2006, between Kevin Scull and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.). (5)

10.26	Restricted Stock Letter, dated January 31, 2007, between William Willett and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.). (5)

10.27	Restricted Stock Letter, dated November 19, 2007, between Richard Bevis and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.). (5)

10.28	Form of Non-Qualified Stock Option Agreement. (5)

10.29	Restricted Stock Letter, dated February 5, 2008, between Kevin Scull and Wayside Technology Group, Inc. (10)

10.30	Restricted Stock Letter, dated February 5, 2008, between Richard Bevis and Wayside Technology Group, Inc. (10)

10.31	Restricted Stock Letter, dated February 5, 2008, between Simon Nynens and Wayside Technology Group, Inc. (10)

10.32	Restricted Stock Letter, dated February 5, 2008, between Vito Legrottaglie and Wayside Technology Group, Inc. (10)

10.33	Restricted Stock Letter, dated February 5, 2008, between Daniel Jamieson and Wayside Technology Group, Inc. (10)

10.34	Restricted Stock Letter, dated February 5, 2008, between Edwin Morgens and Wayside Technology Group, Inc. (10)

10.35	Restricted Stock Letter, dated February 5, 2008, between William Willett and Wayside Technology Group, Inc. (10)

10.36	Restricted Stock Letter, dated February 5, 2008, between Allan Weingarten and Wayside Technology Group, Inc. (10)

10.37	Restricted Stock Letter, dated February 5, 2008, between Mark Boyer and Wayside Technology Group, Inc. (10)

10.38	Restricted Stock Letter, dated February 5, 2008, between Duff Meyercord and Wayside Technology Group, Inc. (10)

10.39	Restricted Stock Letter, dated May 5, 2009, between Simon Nynens and Wayside Technology Group, Inc. (11)

10.40	Restricted Stock Letter, dated May 5, 2009, between Kevin Scull and Wayside Technology Group, Inc. (11)

10.41	Restricted Stock Letter, dated May 5, 2009, between Richard Bevis and Wayside Technology Group, Inc. (11)

10.42	Restricted Stock Letter, dated May 5, 2009, between Shawn Giordano and Wayside Technology Group, Inc. (11)

10.43	Restricted Stock Letter, dated May 5, 2009, between Daniel Jamieson and Wayside Technology Group, Inc. (11)

10.44	Restricted Stock Letter, dated May 5, 2009, between Vito Legrottaglie and Wayside Technology Group, Inc. (11)

10.45	Restricted Stock Letter, dated February 9, 2010, between Kevin Scull and Wayside Technology Group, Inc. (12)

10.46	Restricted Stock Letter, dated February 9, 2010, between Richard Bevis and Wayside Technology Group, Inc. (12)

10.47	Restricted Stock Letter, dated February 9, 2010, between Simon Nynens and Wayside Technology Group, Inc. (12)

10.48	Restricted Stock Letter, dated February 9, 2010, between Vito Legrottaglie and Wayside Technology Group, Inc. (12)

10.49	Restricted Stock Letter, dated February 9, 2010, between Daniel Jamieson and Wayside Technology Group, Inc. (12)

10.50	Restricted Stock Letter, dated February 9, 2010, between Shawn Giordano and Wayside Technology Group, Inc. (12)

10.51	Restricted Stock Letter, dated February 9, 2010, between Edwin Morgens and Wayside Technology Group, Inc. (12)

10.52	Restricted Stock Letter, dated February 9, 2010, between William Willett and Wayside Technology Group, Inc. (12)

10.53	Restricted Stock Letter, dated February 9, 2010, between Allan Weingarten and Wayside Technology Group, Inc. (12)

10.54	Restricted Stock Letter, dated February 9, 2010, between Mark Boyer and Wayside Technology Group, Inc. (12)

10.55	Restricted Stock Letter, dated February 9, 2010, between Duff Meyercord and Wayside Technology Group, Inc. (12)

10.56	Restricted Stock Letter, dated June 6, 2012, between Mike Faith and Wayside Technology Group, Inc. (13)

10.57	Restricted Stock Letter, dated May 8, 2012, between Dan Jamieson and Wayside Technology Group, Inc. (13)

10.58	Restricted Stock Letter, dated May 8, 2012, between Shawn Giordano and Wayside Technology Group, Inc. (13)

10.59	Restricted Stock Letter, dated May 8, 2012, between Vito Legrottaglie and Wayside Technology Group, Inc. (13)

10.60	Restricted Stock Letter, dated December 10, 2012, between Thomas Flaherty and Wayside Technology Group, Inc.(13)

10.61	Restricted Stock Letter, dated February 5, 2013, between Simon F. Nynens and Wayside Technology Group, Inc.(14)

21.1	Subsidiaries of the Registrant

23.1	Consent of EisnerAmper LLP

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Simon F. Nynens, the Chief Executive Officer of the Company.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Kevin T. Scull, the Vice President and Chief Accounting Officer of the Company.

32.1

Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Simon F. Nynens, the Chief Executive Officer of the Company.(17)

32.2

Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Kevin T. Scull, the Vice President and Chief Accounting Officer of the Company.(17)

101

The following financial information from Wayside Technology Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 20, 2015, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Earnings, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Shrewsbury, New Jersey, on February 20, 2015.

WAYSIDE TECHNOLOGY GROUP, INC.

By:	/s/ Simon F. Nynens
Simon F. Nynens, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

	President, Chief Executive Officer and	February 20, 2015
/s/ Simon F. Nynens	Chairman of the Board of Directors
Simon F. Nynens	(Principal Executive Officer)

/s/ Kevin T. Scull	Vice President and	February 20, 2015
Kevin T. Scull	Chief Accounting Officer
(Principal Financial and Accounting Officer)

/s/ Mark T. Boyer	Director	February 20, 2015
Mark. T. Boyer

/s/ Duffield Meyercord	Director	February 20, 2015
Duffield Meyercord

/s/ Allan D. Weingarten	Director	February 20, 2015
Allan D. Weingarten

/s/ Mike Faith	Director	February 20, 2015
Mike Faith

/s/ Steven DeWindt	Director	February 20, 2015
Steven DeWindt

Items 8 and 15(a)

Wayside Technology Group, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Wayside Technology Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Wayside Technology Group, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wayside Technology Group, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audits of the consolidated financial statements referred to above, we also audited the consolidated financial statement schedule, Schedule II — Valuation and Qualifying Accounts, for each of the years in the three-year period ended December 31, 2014. In our opinion, this financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ EisnerAmper LLP

Iselin, New Jersey

February 20, 2015

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$23,124	$19,609
Accounts receivable, net of allowances of $1,819 and $1,429 in 2014 and 2013, respectively	60,782	60,796
Inventory, net	1,491	1,315
Prepaid expenses and other current assets	933	2,117
Deferred income taxes	245	218
Total current assets	86,575	84,055

Equipment and leasehold improvements, net	412	324
Accounts receivable-long-term	7,660	10,006
Other assets	152	159
Deferred income taxes	182	216
	$94,981	$94,760
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$55,414	$60,039
Total current liabilities	55,414	60,039

Commitments and Contingencies

Stockholders’ equity:
Common Stock, $.01 par value; 10,000,000 shares authorized; 5,284,500 shares issued; and 4,890,756 and 4,653,293 shares outstanding in 2014 and 2013, respectively	53	53
Additional paid-in capital	31,013	28,791

Treasury stock, at cost, 393,744 and 631,207 shares in 2014 and 2013, respectively	(6,166)	(7,017)

Retained earnings	15,225	12,695
Accumulated other comprehensive (loss) income	(558)	199
Total stockholders’ equity	39,567	34,721
	$94,981	$94,760

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Statements of Earnings

(Amounts in thousands, except per share amounts)

	Years ended December 31,
	2014	2013	2012

Net sales	$340,758	$300,390	$297,057

Cost of sales	315,948	276,035	273,165
Gross profit	24,810	24,355	23,892

Selling, general and administrative expenses	16,513	15,505	15,377
Income from operations	8,297	8,850	8,515

Other income:
Interest, net	472	562	557
Foreign currency transaction (loss) gain	(11)	—	17
Income before provision for income taxes	8,758	9,412	9,089

Provision for income taxes	2,998	3,019	3,600

Net income	$5,760	$6,393	$5,489

Income per common share-Basic	$1.24	$1.44	$1.23
Income per common share-Diluted	$1.23	$1.41	$1.19

Weighted average common shares outstanding-Basic	4,661	4,454	4,476
Weighted average common shares outstanding-Diluted	4,702	4,526	4,628

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	Years ended December 31,
	2014	2013	2012

Net income	$5,760	$6,393	$5,489

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(757)	(229)	80
Reclassification adjustment for loss realized in net income on available-for-sale marketable securities	—	11	—
Unrealized gain on available—for-sale marketable securities	—	—	8
Other comprehensive (loss) income	(757)	(218)	88

Comprehensive income	$5,003	$6,175	$5,577

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Treasury		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	(loss) income	Total

Balance at January 1, 2012	5,284,500	53	$26,725	604,622	$(4,991)	$6,818	$329	$28,934
Net income						5,489		5,489
Translation adjustment							80	80
Unrealized loss on available- for sale securities							8	8
Dividends paid						(2,991)		(2,991)
Stock options exercised			124	(63,500)	306			430
Share-based compensation expense			1,071					1,071
Tax benefit from share-based compensation			224					224
Restricted stock grants (net of forfeitures)			(432)	(88,475)	432			—
Treasury shares repurchased				90,980	(1,120)			(1,120)
Balance at December 31, 2012	5,284,500	53	27,712	543,627	(5,373)	9,316	417	32,125
Net income						6,393		6,393
Translation adjustment							(229)	(229)
Reclassification adjustment for loss realized in net income on available-for-sale marketable securities							11	11
Dividends paid						(3,014)		(3,014)
Stock options exercised			65	(25,000)	136			201
Share-based compensation Expense			1,127					1,127
Tax benefit from share-based compensation			163					163
Restricted stock grants (net of forfeitures)			(276)	(55,725)	276			—
Treasury shares repurchased				168,305	(2,056)			(2,056)
Balance at December 31, 2013	5,284,500	53	28,791	631,207	(7,017)	12,695	199	34,721
Net income						5,760		5,760
Translation adjustment							(757)	(757)
Dividends paid						(3,230)		(3,230)
Stock options exercised			552	(220,000)	1,239			1,791
Share-based compensation expense			1,338					1,338
Tax benefit from share-based compensation			716					716
Restricted stock grants (net of forfeitures)			(384)	(64,202)	384			—
Treasury shares repurchased				46,739	(772)			(772)
Balance at December 31, 2014	5,284,500	$53	$31,013	393,744	$(6,166)	$15,225	$(558)	$39,567

The accompanying notes are an integral part of the consolidated financial statements

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$5,760	$6,393	$5,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	226	274	302
Provision for doubtful accounts receivable	43	188	272
Deferred income tax expense	7	82	64
Share-based compensation expense	1,305	1,127	1,071
Changes in operating assets and liabilities:
Accounts receivable	1,740	1,975	(17,463)
Inventory	(176)	402	(477)
Prepaid expenses and other current assets	1,171	(840)	719
Accounts payable and accrued expenses	(4,333)	827	13,419
Net change in other operating assets and liabilities	2	(90)	(21)
Net cash provided by operating activities	5,745	10,338	3,375
Cash flows (used in) provided by investing activities
Purchase of equipment and leasehold improvements	(311)	(219)	(215)
Purchase of available-for-sale securities	—	(920)	(7,295)
Redemptions of available-for-sale securities	—	5,342	8,268
Net cash (used in) provided by investing activities	(311)	4,203	758
Cash flows used in financing activities
Purchase of treasury stock	(772)	(2,056)	(1,120)
Proceeds from stock option exercises	1,791	201	430
Tax benefit from share-based compensation	716	163	224
Dividends paid	(3,230)	(3,014)	(2,991)
Repayment of capital lease obligations	—	(55)	(76)
Net cash used in financing activities	(1,495)	(4,761)	(3,533)
Effect of foreign exchange rate on cash	(424)	(6)	33
Net increase in cash and cash equivalents	3,515	9,774	633
Cash and cash equivalents at beginning of year	19,609	9,835	9,202
Cash and cash equivalents at end of year	$23,124	$19,609	$9,835

Supplementary disclosure of cash flow information:
Income taxes paid	$2,431	$2,980	$3,339

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

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	Year ended December 31,
	2014	2013	2012
Numerator:
Net income	$5,760	$6,393	$5,489
Denominator:
Weighted average shares (Basic)	4,661	4,454	4,476
Dilutive effect of outstanding options and nonvested shares of restricted stock	41	72	152

Weighted average shares including assumed conversions (Diluted)	4,702	4,526	4,628

Basic net income per share	$1.24	$1.44	$1.23
Diluted net income per share	$1.23	$1.41	$1.19

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

Allowance for Doubtful Accounts Receivable

We provide allowances for doubtful accounts related to accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We take into consideration the overall quality and aging of the receivable portfolio along with specifically identified customer risks. If actual customer payment performance were to deteriorate to an extent not expected, additional allowances may be required.  We historically have a low write-off rate, especially on extended payment terms sales transactions. Write-offs on extended payment terms sales transactions as a percentage of net sales amounted to 0%, 0% and 0.033%, respectively, for the years ended December 31, 2014, 2013 and 2012.

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

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations in credit risk consist of cash and cash equivalents.

The Company’s cash and cash equivalents, at times, may exceed federally insured limits. The Company’s cash and cash equivalents are deposited primarily in banking institutions with global operations.  The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 2014 and 2013, because of the relative short maturity of these instruments. The Company’s accounts receivable long-term is discounted to their present value at prevailing market rates so the balances approximate fair value.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue arising from contracts with customers. The standard is effective for our reporting year beginning January 1, 2017 and early adoption is not permitted. We are currently evaluating the impact of this new accounting pronouncement, if any; the pronouncement will have on our consolidated financial statements.

3.  Balance Sheet Detail

Equipment and leasehold improvements, net consist of the following as of December 31:

	2014	2013

Equipment	$2,744	$2,771
Leasehold improvements	565	555
	3,309	3,326
Less accumulated depreciation and amortization	(2,897)	(3,002)
	$412	$324

Accounts payable and accrued expenses consist of the following as of December 31:

	2014	2013

Trade accounts payable	$52,328	$56,973
Accrued expenses	3,086	3,066
	$55,414	$60,039

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

Accumulated other comprehensive income (loss) consists of the following as of December 31:

	2014	2013

Foreign currency translation adjustments	$(558)	$199
	$(558)	$199

4.  Income Taxes

Deferred tax attributes resulting from differences between financial and accounting amounts and tax basis of assets and liabilities at December 31, 2014 and 2013 are as follows:

	2014	2013
Current assets
Accruals and reserves	$245	$218
Net current deferred tax assets	$245	$218

	2013	2012
Non-current assets
Accruals and reserves	$206	$204
Depreciation and amortization	(24)	12
Net non-current deferred tax assets	$182	$216
Total deferred tax assets	$427	$434

The provision for income taxes is as follows:

	Year ended December 31,
	2014	2013	2012
Current:
Federal	$2,693	$2,873	$2,799
State	79	15	536
Foreign	219	49	201
	2,991	2,937	3,536
Deferred:
Federal	6	13	54
State	1	69	10
	7	82	64
	$2,998	$3,019	$3,600
Effective Tax Rate	34.2%	32.1%	39.6%

The current year effective tax rates are higher than the prior year primarily due to fact the prior year included an adjustment to reflect a change in state apportionment rules.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

The reasons for the difference between total tax expense and the amount computed by applying the U.S. statutory federal income tax rate to income before income taxes are as follows:

	Year ended December 31,
	2014	2013	2012

Statutory rate applied to pretax income	$2,978	$3,200	$3,090
State income taxes, net of federal income tax benefit	52	91	334
Foreign income taxes under U.S. statutory rate	(56)	(20)	(21)
Other items, including the impact of the change in NJ state tax rate	24	(252)	197
Income tax expense	$2,998	$3,019	$3,600

The Company receives a tax deduction from the income realized by employees on the exercise of certain non-qualified stock options and restricted stock awards for which the tax effect of the difference between the book and tax deduction is recognized as a component of stockholders’ equity.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal consolidated tax return and its state tax return in New Jersey and its Canadian tax return as major tax jurisdictions. As of December 31, 2014, the Company’s 2013 Federal tax return remains open for examination, as the Company recently concluded an Internal Revenue Service examination for the 2011 and 2012 tax years. This examination resulted in no change to the previously filed Federal corporate tax returns.  The Company’s New Jersey and Canadian tax returns are open for examination for the years 2011 through 2013. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that it has appropriate support for the income tax positions it takes and expects to take on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

For financial reporting purposes, income before income taxes includes the following components:

	Year ended December 31
	2014	2013	2012
United States	$8,011	$8,746	$8,451
Canada	747	666	638
	$8,758	$9,412	$9,089

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

Among other affirmative covenants set forth in the Loan Agreement, the Company must maintain (i) a ratio of Total Liabilities to Tangible Net Worth (each as defined in the Loan Agreement) of not greater than 2.50 to 1.00, to be tested quarterly and (ii) a minimum Debt Service Coverage Ratio (as defined in the Loan Agreement) of 2.00 to 1.00.  Additionally, the Loan Agreement contains negative covenants related to, among other items, prohibitions against the creation of certain liens, engaging in any business activities substantially different than those currently engaged in by the Company, and paying dividends on the Company’s stock other than (i) dividends payable in its stock and (ii) cash dividends in amounts and frequency consistent with past practice, without first securing the written consent of Citibank. The Company is in compliance with all covenants at December 31, 2014.

At December 31, 2014, the Company had no borrowings outstanding under the Credit Facility.  The Company had interest expense of $10 thousand related to the Credit Facility for the year ended December 31, 2013.

6.  Stockholders’ Equity and Stock Based Compensation

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

At the annual stockholder’s meeting held on June 14, 2006, the Company’s stockholders approved the 2006 Stock-Based Compensation Plan (the “2006 Plan”). The 2006 Plan authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses, and other equity-based awards. The number of shares of Common Stock initially available under the 2006 Plan is 800,000.  As of December 31, 2014, there are no shares of common stock available for future award grants to employees and directors under this plan.

At the annual stockholder’s meeting held on June 6, 2012, the Company’s stockholders approved the 2012 Stock-Based Compensation Plan (the “2012 Plan”). The 2012 Plan authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2012 Plan was 600,000.  As of December 31, 2014, the number of shares of Common stock available for future award grants to employees and directors under the 2012 Plan is 513,848.

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

During 2014, the Company granted a total of 98,689 shares of Restricted Stock to officers, directors and employees. These shares of Restricted Stock vest between one and twenty equal quarterly installments. A total of 34,487 shares of Restricted Stock were forfeited as a result of officers and employees terminating employment with the Company.

Changes during 2012, 2013 and 2014 in options outstanding under the Company’s combined plans (i.e. the 2012 Plan, the 2006 Plan, the 1995 Non-Employee Director Plan and the 1995 Stock Plan) were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2012	374,140	8.33
Granted in 2012	—	—
Canceled in 2012	—	—
Exercised in 2012	63,500	6.78
Outstanding at December 31, 2012	310,640	8.65
Granted in 2013	—	—
Canceled in 2013	—	—
Exercised in 2013	25,000	8.03
Outstanding at December 31, 2013	285,640	8.71
Granted in 2014	—	—
Canceled in 2014	15,000	3.04
Exercised in 2014	220,000	8.14
Outstanding at December 31, 2014	50,640	12.85
Exercisable at December 31, 2014	50,640	$12.85

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

The options exercisable at December 31, 2014 and 2013 were 50,640 and 285,640 respectively.

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2014 was $0.2 million. The intrinsic value is calculated as the difference between the market value as of December 31, 2014 and the exercise price of the shares. The market value as of December 31, 2014 was $17.21 per share as reported by The NASDAQ Global Market.

Stock options outstanding at December 31, 2014 are summarized as follows:

Range of Exercise Prices	Outstanding Options as of December 31, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable as of December 31, 2014	Weighted Average Exercise Price

10.00–12.99	50,640	0.3	12.85	50,640	12.85
	50,640	0.3	$12.85	50,640	$12.85

Under the various plans, options that are cancelled can be reissued. At December 31, 2014 no options were reserved for future issuance.

A summary of nonvested shares of Restricted Stock awards outstanding under the Company’s 2006 Plan and 2012 Plan as of December 31, 2014, 2013 and 2012  and changes during the three years ended December 31, 2014, 2013 and 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2011	262,275	$10.44
Granted in 2012	92,000	12.32
Vested in 2012	(99,600)	10.10
Forfeited in 2012	(3,525)	11.79
Nonvested shares at December 31, 2012	251,150	$11.24
Granted in 2013	56,500	12.57
Vested in 2013	(107,325)	10.33
Forfeited in 2013	(775)	9.77
Nonvested shares at December 31, 2013	199,550	$12.02
Granted in 2014	98,689	16.03
Vested in 2014	(101,143)	11.94
Forfeited in 2014	(34,487)	11.62
Nonvested shares at December 31, 2014	162,609	$14.36

As of December 31, 2014, there was approximately $2.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.8 years.

For the years ended December 31, 2014, 2013 and 2012, we recognized share-based compensation cost of approximately $1.3 million, $1.1 million and $1.1 million, respectively, which is included in selling, general and administrative expenses.  The Company does not capitalize any share-based compensation cost.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

7.  Defined Contribution Plan

The Company maintains a defined contribution plan covering substantially all domestic employees. Participating employees may make contributions to the plan, through payroll deductions. Matching contributions are made by the Company equal to 50% of the employee’s contribution to the extent such employee contribution did not exceed 6% of their compensation.  During the years ended December 31, 2014, 2013 and 2012, the Company expensed approximately $194 thousand, $182 thousand and $166 thousand, respectively, related to this plan.

8.  Commitments and Contingencies

Leases

Operating leases primarily relate to the lease of the space used for our operations in Shrewsbury and Eatontown, New Jersey, Mississauga, Canada and Almere, Netherlands. Future minimum rental commitments under non-cancellable operating leases are as follows:

2015	$325
2016	115
2017	54
2018	—
2019	—
$494

Rent expense for the years ended December 31, 2014, 2013 and 2012 was approximately $262 thousand, $253 thousand and $229 thousand, respectively.

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

The Company has entered into severance agreements with its Vice President and Chief Information Officer and Vice President and Chief Accounting Officer, under which they are entitled to a severance payment and severance payments, respectively for six months at the then applicable annual base salary if the Company terminates their respective employment for any reason other than for cause.

Other

As of December 31, 2014, the Company has no standby letters of credit, has no standby repurchase obligations or other commercial commitments. The Company has a line of credit see Note 5 (Credit Facility). Other than employment arrangements and other management compensation arrangements, the Company is not engaged in any transactions with related parties.

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

Geographic revenue and identifiable assets related to operations as of and for the years ended December 31, 2014, 2013 and 2012 were as follows. Revenue is allocated to a geographic area based on the location of the sale, which is generally the customer’s country of domicile.  No one country other than the USA represents more than 10% of net sales for 2014, 2013 or 2012.

	2014	2013	2012
Net sales to Unaffiliated Customers:
USA	$294,274	$254,337	$251,991
Canada	23,757	21,602	22,245
Rest of the world	22,727	24,451	22,821
Total	$340,758	$300,390	$297,057

	2014	2013	2012
Identifiable Assets by Geographic Areas at December 31,
USA	$87,324	$87,025	$85,503
Canada	7,657	7,735	5,942
Total	$94,981	$94,760	$91,445

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

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

	Year ended
	December 31,
	2014	2013	2012
Revenue:
Lifeboat Distribution	$290,449	$237,632	$217,342
TechXtend	50,309	62,758	79,715
	340,758	300,390	297,057
Gross Profit:
Lifeboat Distribution	$19,194	$17,448	$15,818
TechXtend	5,616	6,907	8,074
	24,810	24,355	23,892
Direct Costs:
Lifeboat Distribution	$5,660	$4,717	$4,512
TechXtend	3,104	3,280	3,567
	8,764	7,997	8,079
Segment Income Before Taxes:
Lifeboat Distribution	$13,534	$12,731	$11,306
TechXtend	2,512	3,627	4,507
Segment Income Before Taxes	16,046	16,358	15,813

General and administrative	7,749	7,508	7,298
Interest income	472	562	557
Foreign currency translation	(11)	—	17
Income before taxes	$8,758	$9,412	$9,089

	As of December 31, 2014	As of December 31,2013
Selected Assets By Segment:
Lifeboat Distribution	$39,780	$30,630
TechXtend	30,153	41,487
Segment Select Assets	69,933	72,117
Corporate Assets	25,048	22,643
Total Assets	$94,981	$94,760

The Company had three customers that each accounted for more than 10% of total sales for 2014. For the year ended December 31, 2014, Software House International Corporation (“SHI”), CDW Corporation (“CDW”) and Insight Enterprises, Inc. (“Insight”) accounted for 17.4%, 16.4% and 11.0%, respectively, of consolidated net sales and, as of December 31, 2014, 15.3%, 17.9%, and 7.9%, respectively, of total net accounts receivable. For the year ended December 31, 2014, Sophos was the only individual vendor from whom our purchases exceeded 10% of our total purchases and accounted for 14.7% of our total purchases.  For the year ended December 31, 2013, SHI, CDW, and Insight accounted for 14.9%, 13.8% and 12.2%, respectively, of consolidated net sales. For the year ended December 31, 2013, Dell/Quest Software was the only individual vendor from whom our purchases exceeded 10% of our total purchases and accounted for 10.2% of our total purchases. For the year ended December 31, 2012, SHI, CDW, and Insight accounted for 13.4%, 12.4% and 11.1%, respectively, of consolidated net sales. For the year ended December 31, 2012 Dell/Quest Software was the only individual vendor from whom our purchases exceeded 10% of our total purchases and accounted for 13.4% of our total purchases. Our top five customers accounted for 52%, 48%, and 44% of consolidated net sales in 2014, 2013 and 2012, respectively.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

10. Quarterly Results of Operations (Unaudited)

The following table presents summarized quarterly results for 2014:

	First	Second	Third	Fourth

Net sales	$71,730	$84,399	$90,506	$94,123
Gross profit	5,538	6,138	6,176	6,957
Net income	1,059	1,483	1,369	1,849

Basic net income per common share	$0.23	$0.33	$0.29	$0.39
Diluted net income per common share	$0.23	$0.32	$0.29	$0.39

The following table presents summarized quarterly results for 2013:

	First	Second	Third	Fourth

Net sales	$65,980	$74,095	$70,462	$89,853
Gross profit	5,313	5,965	5,265	7,812
Net income	1,020	1,540	1,330	2,503

Basic net income per common share	$0.23	$0.35	$0.30	$0.56
Diluted net income per common share	$0.22	$0.34	$0.29	$0.55

Wayside Technology Group, Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

(Amounts in thousands)

Description	Beginning Balance	Charged to Cost and Expense	Deductions	Ending Balance

Year ended December 31, 2012
Allowances for accounts receivable	$1,513	$272	$199	$1,586
Reserve for inventory obsolescence	$35	$24	$32	$27
Year ended December 31, 2013
Allowances for accounts receivable	$1,586	$188	$345	$1,429
Reserve for inventory obsolescence	$27	$5	$16	$16
Year ended December 31, 2014
Allowances for accounts receivable	$1,429	$43	$(347)	$1,819
Reserve for inventory obsolescence	$16	$6	$12	$10