Form 10-Q
period 2015-03-31
Wayside Technology Group, Inc.
filed 2015-05-08
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

There were 4,820,324 outstanding shares of common stock, par value $.01 per share, (“Common Stock”) as of May 4, 2015, not including 464,176 shares classified as treasury stock.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$21,365	$23,124
Accounts receivable, net of allowances of $1,474 and $1,819, respectively	57,648	60,782
Inventory, net	2,198	1,491
Prepaid expenses and other current assets	1,341	933
Deferred income taxes	244	245
Total current assets	82,796	86,575

Equipment and leasehold improvements, net	392	412
Accounts receivable-long-term	5,280	7,660
Other assets	111	152
Deferred income taxes	182	182

	$88,761	$94,981

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$51,208	$55,414
Total current liabilities	51,208	55,414

Commitments and contingencies

Stockholders’ equity
Common Stock, $.01 par value; 10,000,000 shares authorized, 5,284,500 shares issued; 4,803,904 and 4,890,756 shares outstanding, respectively	53	53
Additional paid-in capital	31,267	31,013
Treasury stock, at cost, 480,596 and 393,744 shares, respectively	(8,301)	(6,166)
Retained earnings	15,701	15,225
Accumulated other comprehensive loss	(1,167)	(558)
Total stockholders’ equity	37,553	39,567
	$88,761	$94,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

(Amounts in thousands, except per share data)

	Three months ended
	March 31,
	2015	2014

Net sales	$92,691	71,730

Cost of sales	86,335	66,192

Gross profit	6,356	5,538

Selling, general and administrative expenses	4,466	4,045

Income from operations	1,890	1,493

Other income:
Interest, net	98	123

Foreign currency transaction loss	(1)	(12)

Income before provision for income taxes	1,987	1,604

Provision for income taxes	684	545

Net income	$1,303	$1,059

Income per common share — Basic	$0.28	$0.23

Income per common share —Diluted	$0.28	$0.23

Weighted average common shares outstanding — Basic	4,690	4,538

Weighted average common shares outstanding — Diluted	4,718	4,615

Dividends paid per common share	$0.17	$0.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three months ended
	March 31,
	2015	2014
Net income	$1,303	$1,059

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(609)	(282)
Other comprehensive loss	(609)	(282)

Comprehensive income	$694	$777

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Treasury		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Total

Balance at January 1, 2015	5,284,500	$53	$31,013	393,744	$(6,166)	$15,225	$(558)	$39,567

Net income						1,303		1,303
Translation adjustment							(609)	(609)
Dividends paid						(827)		(827)
Share-based compensation expense			267					267
Restricted stock grants (net of forfeitures)			(257)	(44,000)	257			—
Stock options exercised			174	(25,320)	151			325
Tax benefit from share-based compensation			70					70
Treasury stock repurchased				156,172	(2,543)			(2,543)
Balance at March 31, 2015	5,284,500	$53	31,267	480,596	(8,301)	15,701	(1,167)	37,553

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three months ended
	March 31,
	2015	2014
Cash flows from operating activities
Net income	$1,303	$1,059
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	60	59
Deferred income tax expense (benefit)	1	(12)
Provision for doubtful accounts receivable	3	—
Share-based compensation expense	267	327
Changes in operating assets and liabilities:
Accounts receivable	4,987	3,901
Inventory	(713)	82
Prepaid expenses and other current assets	(416)	906
Accounts payable and accrued expenses	(4,004)	(14,155)
Other assets	40	(2)
Net cash provided by (used in) operating activities	1,528	(7,835)

Cash flows used in investing activities
Purchase of equipment and leasehold improvements	(40)	(69)
Net cash used in investing activities	(40)	(69)

Cash flows (used in) provided by financing activities
Dividends paid	(827)	(787)
Purchase of treasury stock	(2,543)	(184)
Tax benefit from share-based compensation	70	239
Proceeds from stock option exercises	325	867
Net cash (used in) provided by financing activities	(2,975)	135

Effect of foreign exchange rate on cash	(272)	(122)

Net decrease in cash and cash equivalents	(1,759)	(7,891)
Cash and cash equivalents at beginning of period	23,124	19,609
Cash and cash equivalents at end of period	$21,365	$11,718

Supplementary disclosure of cash flow information:
Income taxes paid
	$532	$621

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2015

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

The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, stock-based compensation, and contingencies and litigation. The Company bases its estimates on its historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the opinion of the Company’s management, all adjustments that are of a normal recurring nature, considered necessary for fair presentation, have been included in the accompanying financial statements. The Company’s actual results may differ from these estimates under different assumptions or conditions. The unaudited condensed consolidated statements of earnings for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities Exchange Commission for the year ended December 31, 2014.

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

3.                                                   Assets and liabilities of the Company’s foreign subsidiaries have been translated at current exchange rates, and related sales and expenses have been translated at average rates of exchange in effect during the period. The sales from our Canadian operations for the first quarter of 2015 and 2014 were $5.6 million in each of these periods.

4.                                                   Cumulative translation adjustments have been classified within accumulated other comprehensive income, which is a separate component of stockholders’ equity in accordance with FASB ASC Topic 220, “Comprehensive Income.”

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

March 31, 2015

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

6.                                                   The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value at March 31, 2015 and December 31, 2014 because of the relative short maturity of these instruments. The Company’s accounts receivable long-term is discounted to their present value at prevailing market rates so the balances approximate fair value.

7.              Balance Sheet Detail:

Equipment and leasehold improvements consist of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014

Equipment	$2,781	$2,744
Leasehold improvements	561	565
	3,342	3,309
Less accumulated depreciation and amortization	(2,950)	(2,897)
	$392	$412

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(Amounts in tables in thousands, except share and per share amounts)

Accounts payable and accrued expenses consist of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014

Trade accounts payable	$47,918	$52,328
Accrued expenses	3,290	3,086
	$51,208	$55,414

Accumulated other comprehensive loss consists of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014

Foreign currency translation adjustment	$(1,167)	$(558)
	$(1,167)	$(558)

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

Among other affirmative covenants set forth in the Loan Agreement, the Company must maintain (i) a ratio of Total Liabilities to Tangible Net Worth (each as defined in the Loan Agreement) of not greater than 2.50 to 1.00, to be tested quarterly and (ii) a minimum Debt Service Coverage Ratio (as defined in the Loan Agreement) of 2.00 to 1.00.  Additionally, the Loan Agreement contains negative covenants related to, among other items, prohibitions against the creation of certain liens, engaging in any business activities substantially different than those currently engaged in by the Company, and paying dividends on the Company’s stock other

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(Amounts in tables in thousands, except share and per share amounts)

than (i) dividends payable in its stock and (ii) cash dividends in amounts and frequency consistent with past practice, without first securing the written consent of Citibank. The Company is in compliance with all covenants at March 31, 2015.

At March 31, 2015, the Company had no borrowings outstanding under the Credit Facility.

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	Three months ended
	March 31,
	2015	2014
Numerator:
Net income	$1,303	$1,059
Denominator:
Weighted average shares (Basic)	4,690	4,538
Dilutive effect of outstanding options and non-vested shares of restricted stock	28	77

Weighted average shares including assumed conversions (Diluted)	4,718	4,615

Basic income per share	$0.28	$0.23
Diluted income per share	$0.28	$0.23

10.                                      The Company had two major vendors that accounted for 25.6% and 10.0%, respectively, of total purchases during the three months ended March 31, 2015. The Company had one major vendor that accounted for 10.3% of total purchases during the three months ended March 31, 2014. The Company had two major customers that accounted for 18.5% and 17.8%, respectively, of its total net sales during the three months ended March 31, 2015. These same customers accounted for 21.9% and 11.2%, respectively, of total net accounts receivable as of March 31, 2015.  The Company had three major customers that accounted for 15.7%, 15.6% and 10.5%, respectively, of its total net sales during the three months ended March 31, 2014.

11.                                            The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Company has identified its federal consolidated tax return and its state tax return in New Jersey and its Canadian tax return as major tax jurisdictions. As of March  31, 2015 the Company’s 2013 and 2014 Federal tax returns remain open for examination, as the Company recently concluded an Internal Revenue Service examination for the 2011 and 2012 tax years. This examination resulted in no change to the previously filed Federal corporate tax returns.  The Company’s New Jersey and Canadian

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(Amounts in tables in thousands, except share and per share amounts)

tax returns are open for examination for the years 2011 through 2014. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that it has appropriate support for the income tax positions it takes and expects to take on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

The effective tax rate for the three months ended March 31, 2015 was 34.5% compared to 34.0% for the same period last year.

12.                               The 2012 Stock-Based Compensation Plan (the “2012 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2012 Plan was 600,000.  As of March 31, 2015, the number of shares of Common stock available for future award grants to employees and directors under the 2012 Plan is 469,848.

The 2006 Stock-Based Compensation Plan (the “2006 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses, and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2006 Plan was 800,000. As of March 31, 2015, there are no shares of Common Stock available for future award grants to employees and directors under the 2006 Plan.

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

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(Amounts in tables in thousands, except share and per share amounts)

During 2015, the Company granted a total of 44,000 shares of Restricted Stock to officers. These shares of Restricted Stock vest over sixteen equal quarterly installments.

Changes during 2015 in options outstanding under the Company’s combined plans (i.e., the 2012 Plan, the 2006 Plan, the 1995 Non-Employee Director Plan and the 1995 Stock Option Plan) were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($M)(1)
Outstanding at January 1, 2015	50,640	$12.85
Granted in 2015	—	—
Canceled in 2015	—	—
Exercised in 2015	(25,320)	12.85
Outstanding at March 31, 2015	25,320	$12.85	0.1	$0.1
Exercisable at March 31, 2015	25,320	$12.85	0.1	$0.1

(1) The intrinsic value of an option is calculated as the difference between the market value on the last trading day of the quarter (March 31, 2015) and the exercise price of the outstanding options. The market value as of March 31, 2015 was $17.62 per share represented by the closing price as reported by The NASDAQ Global Market on that day.

A summary of nonvested shares of Restricted Stock awards outstanding under the Company’s the 2012 Plan and 2006 Plan as of March 31, 2015, and changes during the three months then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2015	162,609	$14.36
Granted in 2015	44,000	14.99
Vested in 2015	(19,887)	13.67
Forfeited in 2015	—	—
Nonvested shares at March 31, 2015	186,722	$14.15

As of March 31, 2015, there is approximately $2.6 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.0 years.

For each of the three months ended March 31, 2015 and 2014, the Company recognized share-based compensation cost of $0.3 million, which is included in the Company’s general and administrative expense.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(Amounts in tables in thousands, except share and per share amounts)

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

The following segment reporting information of the Company is provided:

	Three months ended
	March 31,
	2015	2014
Revenue:
Lifeboat Distribution	$82,945	$59,259
TechXtend	9,746	12,471
	92,691	71,730
Gross Profit:
Lifeboat Distribution	$5,234	$4,116
TechXtend	1,122	1,422
	6,356	5,538
Direct Costs:
Lifeboat Distribution	$1,777	$1,231
TechXtend	594	794
	2,371	2,025
Segment Income:
Lifeboat Distribution	$3,457	$2,885
TechXtend	528	628
Segment Income	3,985	3,513

General and administrative	$2,095	$2,020
Interest, net	98	123
Foreign currency translation (loss)	(1)	(12)
Income before taxes	$1,987	$1,604

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(Amounts in tables in thousands, except share and per share amounts)

	As of March 31, 2015	As of December 31, 2014
Selected Assets By Segment:
Lifeboat Distribution	$41,134	$39,780
TechXtend	23,992	30,153
Segment Select Assets	65,126	69,933
Corporate Assets	23,635	25,048
Total Assets	$88,761	$94,981

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of risk and uncertainties, including those set forth under the heading “Certain Factors Affecting Results of Operations and Stock Price” and elsewhere in this report and those set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the accompanying unaudited  condensed consolidated financial statements and related notes included in this report and the consolidated financial statements and related notes included in our 2014 Annual Report on Form 10-K.

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Three months ended March 31,
	2015	2014
Net sales	100%	100%
Cost of sales	93.1	92.3
Gross profit	6.9	7.7
Selling, general and administrative expenses	4.9	5.6
Income from operations	2.0	2.1
Interest income, net	0.1	0.2
Income before income taxes	2.1	2.3
Provision for income taxes	0.7	0.8
Net income	1.4%	1.5%

Net Sales

Net sales for the first quarter ended March 31, 2015 increased 29% or $21.0 million to $92.7 million compared to $71.7 million for the same period in 2014. Total sales for the first quarter of 2015 for our Lifeboat Distribution segment were $82.9 million compared to $59.3 million in the first quarter of 2014, representing an increase of $23.7 million or 40%. Total sales for the first quarter of 2015 for our TechXtend segment were $9.7 million compared to $12.5 million in the first quarter of 2014, representing a decrease of $2.7 million or 22%.

The 40% increase in net sales for the Lifeboat Distribution segment was mainly a result of the addition of several key product lines and our ongoing  strategy of strengthening of our account penetration. The 22% decrease in net sales in the TechXtend segment was primarily due to a decrease in extended payment terms sales transactions and large transactions as compared to the first quarter ended March 31, 2014.

Gross Profit

Gross Profit for the first quarter ended March 31, 2015 was $6.4 million, a 15% increase as compared to $5.5 million for the first quarter of 2014. Gross profit for our Lifeboat segment in the first quarter of 2015 was $5.2 million compared to $4.1 million for the first quarter of 2014, representing a 27% increase. The increase for the Lifeboat segment was primarily due to increased sales volume.  Gross profit for our TechXtend segment in the first quarter of 2015 was $1.1 million compared to $1.4 million for the first quarter of 2014, representing a 21% decrease. This decrease for the TechXtend segment was primarily due to the decreased sales volume in the current year.

Gross profit margin (gross profit as a percentage of net sales) for the first quarter ended March 31, 2015 was 6.9% compared to 7.7% for the first quarter of 2014.  Gross profit margin for our Lifeboat Distribution segment for the first quarter of 2015 was 6.3% compared to 6.9% for the first quarter of 2014. The decrease in gross profit margin for the Lifeboat Distribution segment was primarily caused by a change in our product mix with an increase in sales of lower margin products. Gross profit margin for our TechXtend segment for the first quarter of 2015 was essentially flat at 11.5% compared to 11.4% for the first quarter of 2014.

Vendor rebates and discounts for the quarter ended March 31, 2015 amounted to $0.6 million compared to $0.4 million for the first quarter of 2014, with an increase in vendor rebates for the Lifeboat distribution segment partially offset by a decrease in vendor rebates for the TechXtend segment. Vendor rebates are dependent on reaching certain targets set by our vendors. Vendors have been periodically substantially increasing their target revenues for rebate eligibility.  The Company monitors gross profits and gross profit margins carefully. Price competition in our market continued in 2015. We anticipate that margins, as well as discounts and rebates, for the remainder of the year will continue to be affected by this current trend.  To the extent that the Company finances larger transactions with extended payment terms, as anticipated, gross margins also will be negatively impacted.

Selling, General and Administrative Expenses

Total selling, general, and administrative (“SG&A”) expenses for the first quarter of 2015 were $4.5 million compared to $4.0 million for the first quarter of 2014, representing an increase of $0.4 million or 10.4%.  This increase is primarily the result of an increase in employee and employee related expenses (salaries, commissions, bonus accruals and benefits) in 2015 compared to 2014. As a percentage of net sales, SG&A expenses for first quarter of 2015 were 4.9% compared to 5.6% for the first quarter of 2014.

Direct selling costs (a component of SG&A) for the first quarter of 2015 were $2.4 million compared to $2.0 million for the first quarter of 2014. Total direct selling costs for our Lifeboat Distribution segment for the first quarter of 2015 were $1.8 million compared to $1.2 million for the same period in 2014.  Total direct selling costs for our TechXtend segment for the first quarter of 2015 were $0.6 million compared to $0.8 million for the same period in 2014.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary by quarter depending on changes in sales volume, and levels of continuing investments in employee headcount and marketing. We plan to continue our investments in our lifeboat distribution segment and to monitor our SG&A expenses closely.

Income Taxes

For the three months ended March 31, 2015, the Company recorded a provision for income taxes of $684,000 or 34.5% of income, compared to $545,000 or 34.0% of income for the same period in 2014.

Liquidity and Capital Resources

During the first three months of 2015 our cash and cash equivalents decreased by $1.8 million to $21.4 million at March 31, 2015, from $23.1 million at December 31, 2014. During the first three months of 2015, net cash provided by operating activities amounted to $1.5 million, net cash used in investing activities amounted to less than $0.1 million and net cash used in financing activities amounted to $3.0 million.

Net cash provided by operating activities in the first the three months of 2015 was $1.5 million and primarily resulted from $1.6 million in net income excluding non-cash charges, a $5.0 million decrease in accounts receivable offset in part by a decrease of $4.0 in accounts payable and accrued expenses an increase of $0.7 million in inventory and an increase of $0.4 million in prepaid and other current assets. The decreases in accounts receivable and accounts payable and accrued expenses were mainly due to lower sales volume, in the first quarter of 2015 compared to the fourth quarter of 2014.

Net cash used in investing activities in the first three months of 2015 amounted to less than $0.1 million. This was the result of capital expenditures of less than $0.1 million.

Net cash used in financing activities in the first three months of 2015 amounted to $3.0 million. This consisted primarily of dividends paid of $0.8 million and treasury stock repurchases of $2.5 million offset in party by proceeds from stock option exercises of $0.3 million and the tax benefit from share based compensation of $0.1 million.

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

Contractual Obligations as of March 31, 2015 are summarized as follows:

Payment due by Period	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt obligations	—	—	—	—	—
Capital Lease obligations	—	—	—	—	—
Operating Lease obligations (1)	$408	$286	$122	—	—
Purchase Obligations	—	—	—	—	—
Other Long term Obligations reflected on the Company’s Balance Sheet under GAAP	—	—	—	—	—
Total Contractual Obligations	$408	$286	$122	—	—

(1)   Operating leases relate primarily to the leases of the space used for our operations in Shrewsbury and Eatontown, New Jersey, Mississauga, Canada and Almere, Netherlands. The commitments for operating leases include the minimum rent payments.

As of March 31, 2015, the Company has no borrowings outstanding under lines of credit and no commitments relating to standby letters of credit, and has no standby repurchase obligations or other commercial commitments (see Note 8 in the Notes to our Consolidated Financial Statements).

Foreign Exchange

The Company’s Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. We are subject to fluctuations primarily in the Canadian Dollar-to-U.S. Dollar exchange rate.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Substantial risks and uncertainties unknown at this time could cause actual results to differ materially from those indicated by such forward-looking statements, including, but not limited to, the continued acceptance of the Company’s distribution channel by vendors and customers, the timely availability and acceptance of new products, product mix, market conditions, competitive pricing pressures, contribution of key vendor relationships and support programs, including vendor rebates and discounts, as well as factors that affect the software industry in general and other factors generally. We strongly urge current and prospective investors to carefully consider the cautionary statements and risk factors contained in this report and our annual report on Form 10-K for the year ended December 31, 2014.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In addition to its activities in the United States, 6.1% of the Company sales during the three months ended March 31, 2015 were generated in Canada. We are subject to general risks attendant to the conduct of business in Canada, including economic uncertainties and foreign government regulations. In addition, the Company’s Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Foreign Currency Transactions Gain (Loss).”

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the repurchase of Common Stock by the Company and its affiliated purchasers during the first quarter of 2015.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share (3)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (4)(5)

January 1, 2015- January 31, 2015	9,926		$17.10	9,926	$17.10	694,021
February 1, 2015- February 28, 2015	19,690	(1)	17.15	12,300	17.20	681,721
March 1, 2015- March 31, 2015	126,556		16.09	126,556	16.09	555,165
Total	156,172		$16.29	148,782	$16.25	555,165

(1) Includes 7,390 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (4) below.

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

(4)  On December 3, 2014, the Board of Directors authorized the purchase of 500,000 shares of our Common Stock. On July 31, 2008, the Company approved the increase of its Common Stock repurchase program by an additional 500,000 shares. The Company expects to purchase shares of its Common Stock from time to time in the market or otherwise subject to market conditions. The Common Stock repurchase program does not have an expiration date.

(5)  On October 29, 2014, the Board of Directors approved, and on November 10, 2014, the Company entered into a written purchase plan intended to comply with the requirements of Rule 10b5-1 under the Exchange Act, as amended (the “Plan”).  Purchases involving shares of the Company’s Common Stock under the Plan commenced November 10, 2014, and the Plan is intended to be in effect until May 10, 2015.  Pursuant to the Plan, the Company’s broker shall effect purchases of up to an aggregate of 210,000 shares of Common Stock.

Item 6. Exhibits

(a)                           Exhibits

31.1

Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Simon F. Nynens, the Chairman of the Board , President and Chief Executive Officer (principal executive officer) of the Company.

31.2

Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Kevin T. Scull, the Vice President and Chief Accounting Officer (principal financial officer) of the Company.

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Simon F. Nynens, the Chairman of the Board, President and Chief Executive Officer (principal executive officer) of the Company.

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Kevin T. Scull, the Vice President and Chief Accounting Officer (principal financial officer) of the Company.

101

The following financial information from Wayside Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 8, 2015, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Earnings, (3) Condensed Consolidated Statements of Stockholders’ Equity, (4) Condensed Consolidated Statements of Comprehensive Income, (5) Condensed Consolidated Statements of Cash Flows, and (6) the Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAYSIDE TECHNOLOGY GROUP, INC

May 8, 2015	By:		/s/ Simon F. Nynens
Date			Simon F. Nynens, Chairman of the Board,
President and Chief Executive Officer

May 8, 2015		By:	/s/ Kevin T. Scull

Date			Kevin T. Scull, Vice President and Chief Accounting Officer