Form 10-Q
period 2015-06-30
Wayside Technology Group, Inc.
filed 2015-08-04
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

There were 4,806,311 outstanding shares of common stock, par value $.01 per share, (“Common Stock”) as of July 30, 2015, not including 478,189 shares classified as treasury stock.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$18,878	$23,124
Accounts receivable, net of allowances of $1,196 and $1,819, respectively	56,006	60,782
Inventory, net	2,360	1,491
Prepaid expenses and other current assets	1,247	933
Deferred income taxes	203	245
Total current assets	78,694	86,575

Equipment and leasehold improvements, net	396	412
Accounts receivable-long-term	5,531	7,660
Other assets	104	152
Deferred income taxes	182	182

	$84,907	$94,981

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$46,309	$55,414
Total current liabilities	46,309	55,414

Commitments and contingencies

Stockholders’ equity
Common Stock, $.01 par value; 10,000,000 shares authorized, 5,284,500 shares issued; 4,806,311 and 4,890,756 shares outstanding, respectively	53	53
Additional paid-in capital	31,744	31,013
Treasury stock, at cost, 478,189 and 393,744 shares, respectively	(8,431)	(6,166)
Retained earnings	16,252	15,225
Accumulated other comprehensive loss	(1,020)	(558)
Total stockholders’ equity	38,598	39,567
	$84,907	$94,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

(Amounts in thousands, except per share data)

	Six months ended		Three months ended
	June 30		June 30,
	2015	2014	2015	2014

Net sales	$184,662	$156,129	$91,970	$84,399

Cost of sales	171,880	144,452	85,545	78,260

Gross profit	12,782	11,677	6,425	6,139

Selling, general and administrative expenses	8,916	8,002	4,449	3,957

Income from operations	3,866	3,675	1,976	2,182

Other income:
Interest, net	197	255	99	132

Foreign currency transaction (loss) gain	(5)	(4)	(4)	8

Income before provision for income taxes	4,058	3,926	2,071	2,322

Provision for income taxes	1,394	1,384	710	839

Net income	$2,664	$2,542	$1,361	$1,483

Income per common share — Basic	$0.57	$0.55	$0.29	$0.32

Income per common share —Diluted	$0.57	$0.54	$0.29	$0.31

Weighted average common shares outstanding — Basic	4,665	4,601	4,640	4,664

Weighted average common shares outstanding — Diluted	4,689	4,665	4,663	4,719

Dividends paid per common share	$0.34	$0.34	$0.17	$0.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Six Months Ended		Three months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$2,664	$2,542	$1,361	$1,483
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(462)	(64)	146	218
Other comprehensive (loss) income	(462)	(64)	146	218
Comprehensive income	$2,202	$2,478	$1,507	$1,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Treasury		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Total

Balance at January 1, 2015	5,284,500	$53	$31,013	393,744	$(6,166)	$15,225	$(558)	$39,567
Net income						2,664		2,664
Translation adjustment							(462)	(462)
Dividends paid						(1,637)		(1,637)
Share-based compensation expense			534					534
Restricted stock grants (net of forfeitures)			(236)	(40,250)	236			—
Stock options exercised			298	(44,640)	276			574
Tax benefit from share-based compensation			135					135
Treasury stock repurchased				169,335	(2,777)			(2,777)
Balance at June 30, 2015	5,284,500	$53	$31,744	478,189	$(8,431)	$16,252	$(1,020)	$38,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six months ended
	June 30,
	2015	2014

Cash flows from operating activities
Net income	$2,664	$2,542
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	122	114
Deferred income tax expense (benefit)	42	(18)
Provision for doubtful accounts receivable	6	—
Share-based compensation expense	534	575
Changes in operating assets and liabilities:
Accounts receivable	6,515	2,834
Inventory	(870)	94
Prepaid expenses and other current assets	(321)	1,142
Accounts payable and accrued expenses	(8,930)	(12,493)
Other assets	46	(5)
Net cash used in operating activities	(192)	(5,215)

Cash flows used in investing activities
Purchase of equipment and leasehold improvements	(105)	(116)
Net cash used in investing activities	(105)	(116)

Cash flows (used in) provided by financing activities
Dividends paid	(1,637)	(1,592)
Purchase of treasury stock	(2,776)	(315)
Tax benefit from share-based compensation	135	664
Proceeds from stock option exercises	574	1,791
Net cash (used in) provided by financing activities	(3,704)	548

Effect of foreign exchange rate on cash	(245)	(110)

Net decrease in cash and cash equivalents	(4,246)	(4,893)
Cash and cash equivalents at beginning of period	23,124	19,609
Cash and cash equivalents at end of period	$18,878	$14,716

Supplementary disclosure of cash flow information:
Income taxes paid	$1,803	$1,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2015

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

2.             In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue arising from contracts with customers. The FASB approved a one-year deferral in July 2015, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016.  We are currently evaluating the impact of this new accounting pronouncement, if any, the pronouncement will have on our financial statements.

3.             Assets and liabilities of the Company’s foreign subsidiaries have been translated at current exchange rates, and related sales and expenses have been translated at average rates of exchange in effect during the period. The sales from our Canadian operations in the first six months of 2015 were $11.0 million as compared to $11.5 million for the first six months of 2014. The sales from our Canadian operations for the second quarter of 2015 were $5.4 million as compared to $5.9 million for the second quarter of 2014.

4.             Cumulative translation adjustments have been classified within accumulated other comprehensive income, which is a separate component of stockholders’ equity in accordance with FASB Accounting Standards Codification (“ASC”) Topic 220, “Comprehensive Income.”

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

June 30, 2015

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

6.                                      The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value at June 30, 2015 and December 31, 2014 because of the relative short maturity of these instruments. The Company’s accounts receivable long-term is discounted to their present value at prevailing market rates so the balances approximate fair value.

7.                                      Balance Sheet Detail:

Equipment and leasehold improvements consist of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014

Equipment	$2,847	$2,744
Leasehold improvements	562	565
	3,409	3,309
Less accumulated depreciation and amortization	(3,013)	(2,897)
	$396	$412

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Amounts in tables in thousands, except share and per share amounts)

Accounts payable and accrued expenses consist of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014

Trade accounts payable	$43,333	$52,328
Accrued expenses	2,976	3,086
	$46,309	$55,414

Accumulated other comprehensive loss consists of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014

Foreign currency translation adjustment	$(1,020)	$(558)
	$(1,020)	$(558)

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

Among other affirmative covenants set forth in the Loan Agreement, the Company must maintain (i) a ratio of Total Liabilities to Tangible Net Worth (each as defined in the Loan Agreement) of not greater than 2.50 to 1.00, to be tested quarterly and (ii) a minimum Debt Service Coverage Ratio (as defined in the Loan Agreement) of 2.00 to 1.00.  Additionally, the Loan Agreement contains negative covenants related to, among other items, prohibitions against the creation of certain liens, engaging in any business activities substantially different than those currently engaged in by the Company, and paying dividends on the Company’s stock other than (i) dividends payable in its stock and (ii) cash dividends in amounts and frequency consistent with past practice, without first securing the written consent of Citibank. The Company is in compliance with all covenants at June 30, 2015.

At June 30, 2015, the Company had no borrowings outstanding under the Credit Facility.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2015

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	Six months Ended		Three months ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net income	$2,664	$2,542	$1,361	$1,483
Denominator:
Weighted average shares (Basic)	4,665	4,601	4,640	4,664
Dilutive effect of outstanding options and non-vested shares of restricted stock	24	64	23	55

Weighted average shares including assumed conversions (Diluted)	4,689	4,665	4,663	4,719

Basic income per share	$0.57	$0.55	$0.29	$0.32
Diluted income per share	$0.57	$0.54	$0.29	$0.31

10.        The Company had three major vendors that accounted for 23.3%, 10.2% and 9.3%, respectively, of total purchases during the six months ended June 30, 2015, and 20.9%, 10.4% and 10.2% of total purchases for the three months ended June 30, 2015. The Company had one major vendor that accounted for 11.5% and 13.2% of total purchases during the six months and three months, respectively, that ended June 30, 2014. The Company had two major customers that accounted for 17.9% and 17.8%, respectively, of its total net sales during the six months ended June 30, 2015, and 17.9%, and 17.0% of total net sales for the three months ended June 30, 2015. These same customers accounted for 9.4% and 20.4%, respectively, of total net accounts receivable as of June 30, 2015.  The Company had three major customers that accounted for 16.7%, 15.1% and 11.1% of its total net sales during the six months ended June 30, 2014, and 17.5%, 14.5% and 11.5% of total net sales for the three months ended June 30, 2014.

11.          The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Company has identified its federal consolidated tax return and its state tax return in New Jersey and its Canadian tax return as major tax jurisdictions. As of June 30, 2015 the Company’s 2013 and 2014 Federal tax returns remain open for examination, as the Company recently concluded an Internal Revenue Service examination for the 2011 and 2012 tax years. This examination resulted in no change to the previously filed Federal corporate tax returns.  The Company’s New Jersey and Canadian tax returns are open for examination for the years 2011 through 2014. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that it has appropriate support for the income tax positions it takes and expects to take on its tax returns, and that its

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Amounts in tables in thousands, except share and per share amounts)

accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

The effective tax rate for each of the six and three months ended June 30, 2015 was 34.4% and 34.3% respectively, compared with 35.3% and 36.1%, respectively, for the six and three months ended June 30, 2014.

12.          The 2012 Stock-Based Compensation Plan (the “2012 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2012 Plan was 600,000.  As of June 30, 2015, the number of shares of Common stock available for future award grants to employees and directors under the 2012 Plan is 473,598.

The 2006 Stock-Based Compensation Plan (the “2006 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses, and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2006 Plan was 800,000. As of June 30, 2015, there are no shares of Common Stock available for future award grants to employees and directors under the 2006 Plan.

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

During 2015, the Company granted a total of 44,000 shares of Restricted Stock to officers. These shares of Restricted Stock vest over sixteen equal quarterly installments. A total of 3,750 shares of Restricted Stock were forfeited as a result of officers and employees terminating employment with the Company.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Amounts in tables in thousands, except share and per share amounts)

Changes during 2015 in options outstanding under the Company’s combined plans (i.e., the 2012 Plan, the 2006 Plan, the 1995 Non-Employee Director Plan and the 1995 Stock Option Plan) were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($M)(1)
Outstanding at January 1, 2015	50,640	$12.85
Granted in 2015	—	—
Canceled in 2015	(6,000)	12.85
Exercised in 2015	(44,640)	12.85
Outstanding at June 30, 2015	—	—	—	—
Exercisable at June 30, 2015	—	—	—	—

(1) The intrinsic value of an option is calculated as the difference between the market value on the last trading day of the quarter (June 30, 2015) and the exercise price of the outstanding options. The market value as of June 30, 2015 was $19.82 per share represented by the closing price as reported by The NASDAQ Global Market on that day.

A summary of nonvested shares of Restricted Stock awards outstanding under the Company’s the 2012 Plan and 2006 Plan as of June 30, 2015, and changes during the six months then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2015	162,609	$14.36
Granted in 2015	44,000	14.99
Vested in 2015	(39,774)	13.67
Forfeited in 2015	(3,750)	12.61
Nonvested shares at June 30, 2015	163,085	$14.37

As of June 30, 2015, there is approximately $2.3 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.8 years.

For the six months ended June 30, 2015 and 2014, the Company recognized share-based compensation cost of $534,000 and $575,000 respectively, which is included in the Company’s general and administrative expense.

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

June 30, 2015

(Amounts in tables in thousands, except share and per share amounts)

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

The following segment reporting information of the Company is provided:

	Six months ended		Three months ended
	June 30,		June 30
	2015	2014	2015	2014
Revenue:
Lifeboat Distribution	$164,206	$129,237	$81,260	$69,979
TechXtend	20,456	26,892	10,710	14,420
	184,662	156,129	91,970	84,399
Gross Profit:
Lifeboat Distribution	$10,344	$8,728	$5,110	$4,612
TechXtend	2,438	2,949	1,315	1,527
	12,782	11,677	6,425	6,139
Direct Costs:
Lifeboat Distribution	3,708	$2,479	$1,931	$1,248
TechXtend	1,205	1,595	611	801
	4,913	4,074	2,542	2,049
Segment Income:
Lifeboat Distribution	$6,636	$6,249	$3,179	$3,364
TechXtend	1,233	1,354	704	726
Segment Income	7,869	7,603	3,883	4,090

General and administrative	$4,003	$3,928	$1,907	$1,908
Interest, net	197	255	99	132
Foreign currency translation (loss)	(5)	(4)	(4)	8
Income before taxes	$4,058	$3,926	$2,071	$2,322

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Amounts in tables in thousands, except share and per share amounts)

Selected Assets By Segment:	As of June 30, 2015	As of December 31, 2014
Lifeboat Distribution	$39,100	$39,780
TechXtend	24,797	30,153
Segment Select Assets	63,897	69,933
Corporate Assets	21,010	25,048
Total Assets	$84,907	$94,981

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014
Net sales	100%	100%	100%	100%
Cost of sales	93.1	92.5	93.0	92.7
Gross profit	6.9	7.5	7.0	7.3
Selling, general and administrative expenses	4.8	5.1	4.8	4.7
Income from operations	2.1	2.4	2.2	2.6
Interest income, net	.1	.1	0.1	0.2
Income before income taxes	2.2	2.5	2.3	2.8
Provision for income taxes	0.8	0.9	0.8	1.0
Net income	1.4%	1.6%	1.5%	1.8%

Net Sales

Net sales for the second quarter ended June 30, 2015 increased 9% or $7.6 million to $92.0 million compared to $84.4 million for the same period in 2014. Total sales for the second quarter of 2015 for our Lifeboat Distribution segment were $81.3 million compared to $70.0 million in the second quarter of 2014, representing an increase of $11.3 million or 16%. Total sales for the second quarter of 2015 for our TechXtend segment were $10.7 million compared to $14.4 million in the second quarter of 2014, representing a decrease of $3.7 million or 26%.

The 16% increase in net sales for the Lifeboat Distribution segment was mainly a result of the addition of several key product lines and our ongoing strategy of strengthening of our account penetration. The 26% decrease in net sales in the TechXtend segment was primarily due to a decrease in both extended payment terms sales transactions and large transactions as compared to the second quarter ended June 30, 2014.

For the six months ended June 30, 2015, net sales increased 18% or $28.5 million to $184.7 million compared to $156.1 million for the same period in 2014. Net sales for the six months ended June 30, 2015 for our Lifeboat Distribution segment increased 27% or $35.0 million to $164.2 million compared to $129.2 million for the same period in 2014.   Net sales for the six months ended June 30, 2015 for our TechXtend segment decreased 24% or $6.4 million to $20.5 million compared to $26.9 million for the same period in 2014.

The 27% increase in net sales from our Lifeboat Distribution segment in the first six months of 2015 compared to the same period in 2014 was mainly a result addition of  the addition of several key product lines and our ongoing strategy of strengthening of our account penetration. The 24% decrease in net sales in the TechXtend segment was primarily due to a decrease in  both extended payment terms sales transactions and large transactions as compared to the six months ended June 30, 2014.

Gross Profit

Gross Profit for the second quarter ended June 30, 2015 was $6.4 million, a 5% increase as compared to $6.1 million for the second quarter of 2014. Gross profit for our Lifeboat Distribution segment in the second quarter of 2015 was $5.1 million compared to $4.6 million for the second quarter of 2014, representing a 11% increase. The increase in gross profit for the Lifeboat Distribution segment was primarily due to higher sales volume. Gross profit for our TechXtend segment in the second quarter of 2015 was $1.3 million compared to $1.5 million for the second quarter of 2014, representing a 14% decrease. This decrease for the TechXtend segment was primarily due to the decreased sales volume in the current year.

For the six months ended June 30, 2015 gross profit increased 9% or $1.1 million to $12.8 million compared to $11.7 million for the same period in 2014. Lifeboat Distribution’s gross profit for the six months ended June 30, 2015 increased 19% to $10.3 million as compared to $8.7 million for the first six months of 2014. The increase in gross profit for the Lifeboat Distribution segment was primarily due to higher sales volume. TechXtend gross profit for the six months ended June 30, 2015 decreased by 17% to $2.4 million as compared to $2.9 million for the first six months of 2014. The decrease in gross profit margin for the TechXtend segment was primarily caused by the decreased sales volume in the current year.

Gross profit margin (gross profit as a percentage of net sales) for the second quarter ended June 30, 2015 was 7.0% compared to 7.3% for the second quarter of 2014. Gross profit margin for the six months ended June 30, 2015 was 6.9% compared to 7.5% in the same period in 2014. Gross profit margin for our Lifeboat Distribution segment for the second quarter of 2015 was 6.3% compared to 6.6% for the second quarter of 2014. The decrease in gross profit margin for the Lifeboat Distribution segment was primarily caused by a change in our product mix with an increase in sales of lower margin products. Gross profit margin for our TechXtend segment for the second quarter of 2015 was 12.3% compared to 10.6% for the second quarter of 2014.  The increase in gross profit margin for the TechXtend segment was primarily caused by the decrease in larger extended payment term sales transactions which typically carry lower margins.

Vendor rebates and discounts for the six month period ended June 30, 2015 amounted to $1.0 million compared to $0.8 million for the six month period ended June 30, 2014. Vendor rebates are dependent on reaching certain targets set by our vendors. Vendors have been periodically substantially increasing their target revenues for rebate eligibility.  The Company monitors gross profits and gross profit margins carefully. Price competition in our market continued in 2015. We anticipate that margins, as well as discounts and rebates, for the remainder of the year will continue to be affected by this current trend.  To the extent that the Company finances larger transactions with extended payment terms, as anticipated, gross margins also will be negatively impacted.

Selling, General and Administrative Expenses

Total selling, general, and administrative (“SG&A”) expenses for the second quarter of 2015 were $4.4 million compared to $4.0 million for the second quarter of 2014, representing an increase of $0.5 million or 12%.  This increase is primarily the result of an increase in employee and employee related expenses to support our growth in our Lifeboat Distribution segment (salaries, commissions, and benefits) in 2015 compared to 2014. As a percentage of net sales, SG&A expenses for the second quarter of 2015 were 4.8% compared to 4.7% for the second quarter of 2014.

For the six months ended June 30, 2015, SG&A expenses were $8.9 million compared to $8.0 million in the same period in 2014, representing an increase of $0.9 million or 11%. This increase is primarily the result of an increase in employee and employee related expenses to support our growth in our Lifeboat Distribution segment (salaries, commissions, and benefits) in 2015 compared to 2014.  As a percentage of net sales, SG&A expenses for the six months ended June 30, 2015 were 4.8% compared to 5.1% for the six months ended June 2014. The decline in SG&A as a percentage of net sales is the result of the increase in net sales offset in part by the increase in employee and employee related expenses.

Direct selling costs (a component of SG&A) for the second quarter of 2015 were $2.5 million compared to $2.0 million for the second quarter of 2014. Total direct selling costs for our Lifeboat Distribution segment for the second quarter of 2015 were $1.9 million compared to $1.3 million for the same period in 2014. The increase was primarily due to the Company’s investment in a field sales and professional service teams as part of our growth strategy for the Lifeboat Distribution segment. Total direct selling costs for our TechXtend segment for the second quarter of 2015 were $0.6 million compared to $0.8 million for the same period in 2014.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary by quarter depending on changes in sales volume, and levels of continuing investments in employee headcount and marketing. We plan to continue our investments in our Lifeboat Distribution segment and to monitor our SG&A expenses closely.

Income Taxes

For the three months ended June 30, 2015, the Company recorded a provision for income taxes of $0.7 million or 34.3% of income, compared to $0.8 million or 36.1% of income for the same period in 2014.

For the six months ended June 30, 2015, the Company recorded a provision for income taxes of $1.4 million or 34.4% of income, compared to $1.4 million or 35.3% of income for the same period in 2014.

Liquidity and Capital Resources

During the first six months of 2015 our cash and cash equivalents decreased by $4.2 million to $18.9 million at June 30, 2015, from $23.1 million at December 31, 2014. During the first six months of 2015, net cash used for operating activities amounted to $0.2 million, net cash used in investing activities amounted to $0.1 million and net cash used in financing activities amounted to $3.7 million.

Net cash used in operating activities in the first the six months of 2015 was $0.2 million and primarily resulted from a decrease of $8.9 in accounts payable and accrued expenses, an increase of $0.9 million in inventory and an increase of $0.3 million in prepaid expenses and other current assets offset in part by $3.4 million in net income excluding non-cash charges, and a $6.5 million decrease in accounts receivable. The decreases in accounts receivable and accounts payable and accrued expenses were mainly due to lower sales volume, in the second quarter of 2015 compared to the fourth quarter of 2014.

Net cash used in investing activities in the first six months of 2015 amounted to $0.1 million. This was the result of capital expenditures of $0.1 million.

Net cash used in financing activities in the first six months of 2015 amounted to $3.7 million. This consisted primarily of dividends paid of $1.6 million and treasury stock repurchases of $2.8 million offset in party by proceeds from stock option exercises of $0.6 million and the tax benefit from share based compensation of $0.1 million.

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

Contractual Obligations as of June 30, 2015 are summarized as follows:

Payment due by Period	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Operating Lease obligations (1)	$522	$298	$224	—	—
Total Contractual Obligations	$522	$298	$224	—	—

(1)  Operating leases relate primarily to the leases of the space used for our operations in Shrewsbury and Eatontown, New Jersey, Mesa, Arizona, Mississauga, Canada and Amsterdam, Netherlands. The commitments for operating leases include the minimum rent payments.

As of June 30, 2015, the Company has no borrowings outstanding under lines of credit and no commitments relating to standby letters of credit, and has no standby repurchase obligations or other commercial commitments (see Note 8 in the Notes to our Consolidated Financial Statements).

Foreign Exchange

The Company’s Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. We are subject to fluctuations primarily in the Canadian Dollar-to-U.S. Dollar exchange rate.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In addition to its activities in the United States, 6.0% of the Company sales during the six months ended June 30, 2015 were generated in Canada. We are subject to general risks attendant to the conduct of business in Canada, including economic uncertainties and foreign government regulations. In addition, the Company’s Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Foreign Currency Transactions Gain (Loss).”

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the repurchase of Common Stock by the Company and its affiliated purchasers during the second quarter of 2015.

ISSUER PURCHASE OF EQUITY SECURITIES

	Total Number of Shares		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Period	Purchased		(2)	Programs	(3)	(4)(5)

April 1, 2015- April 30, 2015	2,900		$17.43	2,900	$17.43	552,265
May 1, 2015- May 31, 2015	10,263	(1)	17.78	3,116	17.77	549,149
June 1, 2015- June 30, 2015	—		—	—	—	549,149
Total	13,163		$17.70	6,015	$17.61	549,149	`

(1) Includes 7,147 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (4) below.

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

(5)  On October 29, 2014, the Board of Directors approved, and on November 10, 2014, the Company entered into a written purchase plan intended to comply with the requirements of Rule 10b5-1 under the Exchange Act, as amended (the “Plan”)  which terminated by its own terms on May 10, 2015. Accordingly no further purchases of the Company’s Common Stock may be effected under its 10b5-1 plan.

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

101                           The following financial information from Wayside Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on  August  4, 2015, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Earnings, (3) Condensed Consolidated Statements of Stockholders’ Equity, (4) Condensed Consolidated Statements of Comprehensive Income, (5) Condensed Consolidated Statements of Cash Flows, and (6) the Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAYSIDE TECHNOLOGY GROUP, INC

August 4, 2015	By:		/s/ Simon F. Nynens
Date			Simon F. Nynens, Chairman of the Board,
President and Chief Executive Officer

August 4, 2015		By:	/s/ Kevin T. Scull
Date			Kevin T. Scull, Vice President and Chief Accounting Officer