Form 10-Q
period 2015-09-30
Wayside Technology Group, Inc.
filed 2015-11-06
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

There were 4,723,528 outstanding shares of common stock, par value $.01 per share, (“Common Stock”) as of November  2, 2015, not including 560,972 shares classified as treasury stock.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$19,607	$23,124
Accounts receivable, net of allowances of $1,413 and $1,819, respectively	56,916	60,782
Inventory, net	2,012	1,491
Prepaid expenses and other current assets	1,094	933
Deferred income taxes	179	245
Total current assets	79,808	86,575

Equipment and leasehold improvements, net	390	412
Accounts receivable-long-term	6,139	7,660
Other assets	94	152
Deferred income taxes	182	182

	$86,613	$94,981

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$48,537	$55,414
Total current liabilities	48,537	55,414

Commitments and contingencies

Stockholders’ equity
Common Stock, $.01 par value; 10,000,000 shares authorized, 5,284,500 shares issued; 4,740,380 and 4,890,756 shares outstanding, respectively	53	53
Additional paid-in capital	32,048	31,013
Treasury stock, at cost, 544,120 and 393,744 shares, respectively	(9,574)	(6,166)
Retained earnings	16,997	15,225
Accumulated other comprehensive loss	(1,448)	(558)
Total stockholders’ equity	38,076	39,567
	$86,613	$94,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

(Amounts in thousands, except per share data)

	Nine months ended		Three months ended
	September 30		September 30,
	2015	2014	2015	2014

Net sales	$282,314	$246,635	$97,653	$90,505

Cost of sales	262,652	228,782	90,773	84,329

Gross profit	19,662	17,853	6,880	6,176

Selling, general and administrative expenses	13,533	12,293	4,618	4,291

Income from operations	6,129	5,560	2,262	1,885

Other income:
Interest, net	297	375	100	121

Foreign currency transaction loss	(9)	(8)	(4)	(4)

Income before provision for income taxes	6,417	5,927	2,358	2,002

Provision for income taxes	2,199	2,016	805	632

Net income	$4,218	$3,911	$1,553	$1,370

Income per common share — Basic	$0.91	$0.84	$0.34	$0.29

Income per common share —Diluted	$0.90	$0.83	$0.33	$0.29

Weighted average common shares outstanding — Basic	4,652	4,639	4,624	4,716

Weighted average common shares outstanding — Diluted	4,673	4,685	4,643	4,736

Dividends paid per common share	$0.51	$0.51	$0.17	$0.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Nine months ended		Three months ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$4,218	$3,911	$1,553	$1,370

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(890)	(357)	(428)	(293)
Other comprehensive loss	(890)	(357)	(428)	(293)

Comprehensive income	$3,328	$3,554	$1,125	$1,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Treasury		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Total

Balance at January 1, 2015	5,284,500	$53	$31,013	393,744	$(6,166)	$15,225	$(558)	$39,567
Net income						4,218		4,218
Translation adjustment							(890)	(890)
Dividends paid						(2,446)		(2,446)
Share-based compensation expense			797					797
Restricted stock grants (net of forfeitures)			(232)	(39,535)	232			—
Stock options exercised			298	(44,640)	276			574
Tax benefit from share-based compensation			172					172
Treasury stock repurchased				234,551	(3,916)			(3,916)
Balance at September 30, 2015	5,284,500	$53	$32,048	544,120	$(9,574)	$16,997	$(1,448)	$38,076

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine months ended
	September 30,
	2015	2014

Cash flows from operating activities
Net income	$4,218	$3,911
Adjustments to reconcile net income to net cash provided by ( used in) operating activities:
Depreciation and amortization expense	188	167
Deferred income tax expense (benefit)	67	(52)
Provision for doubtful accounts receivable	6	43
Share-based compensation expense	797	853
Changes in operating assets and liabilities:
Accounts receivable	4,686	(1,080)
Inventory	(531)	(99)
Prepaid expenses and other current assets	(176)	1,266
Accounts payable and accrued expenses	(6,642)	(8,262)
Other assets	55	(8)
Net cash provided by (used in) operating activities	2,668	(3,261)

Cash flows used in investing activities
Purchase of equipment and leasehold improvements	(164)	(197)
Net cash used in investing activities	(164)	(197)

Cash flows used financing activities
Dividends paid	(2,446)	(2,407)
Purchase of treasury stock	(3,916)	(456)
Tax benefit from share-based compensation	172	713
Proceeds from stock option exercises	574	1,791
Net cash used in financing activities	(5,616)	(359)

Effect of foreign exchange rate on cash	(405)	(186)

Net decrease in cash and cash equivalents	(3,517)	(4,003)
Cash and cash equivalents at beginning of period	23,124	19,609
Cash and cash equivalents at end of period	$19,607	$15,606

Supplementary disclosure of cash flow information:
Income taxes paid	$2,347	$1,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2015

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

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, “Simplifying the Measurement of Inventory (Topic 330)”, (“ASU 2015-11”). Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market, with market value represented by replacement cost, net realizable value or net realizable value less a normal profit margin. The amendments in ASU 2015-11 require an entity to measure inventory at the lower of cost or net realizable value. ASU 2015-11 is effective for reporting periods beginning after December 15, 2016. We are currently evaluating the impact of this new accounting pronouncement, if any, the pronouncement will have on our financial statements.

2.                                      Assets and liabilities of the Company’s foreign subsidiaries have been translated at current exchange rates, and related sales and expenses have been translated at average rates of exchange in effect during the period. The sales from our Canadian operations in the first nine months of 2015 were $16.5 million as compared to $17.3 million for the first nine months of 2014. The sales from our Canadian operations for the third quarter of 2015 were $5.5 million as compared to $5.7 million for the third quarter of 2014.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Amounts in tables in thousands, except share and per share amounts)

3.                                      Cumulative translation adjustments have been classified within accumulated other comprehensive loss, which is a separate component of stockholders’ equity in accordance with FASB Accounting Standards Codification (“ASC”) Topic 220, “Comprehensive Income.”

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

5.                                      The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value at September 30, 2015 and December 31, 2014 because of the relative short maturity of these instruments. The Company’s accounts receivable long-term is discounted to their present value at prevailing market rates so the balances approximate fair value.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Amounts in tables in thousands, except share and per share amounts)

6.              Balance Sheet Detail:

Equipment and leasehold improvements consist of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014

Equipment	$2,904	$2,744
Leasehold improvements	559	565
	3,463	3,309
Less accumulated depreciation and amortization	(3,073)	(2,897)
	$390	$412

Accounts payable and accrued expenses consist of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014

Trade accounts payable	$45,548	$52,328
Accrued expenses	2,989	3,086
	$48,537	$55,414

Accumulated other comprehensive loss consists of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014

Foreign currency translation adjustment	$(1,448)	$(558)
	$(1,448)	$(558)

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

September 30, 2015

(Amounts in tables in thousands, except share and per share amounts)

Among other affirmative covenants set forth in the Loan Agreement, the Company must maintain (i) a ratio of Total Liabilities to Tangible Net Worth (each as defined in the Loan Agreement) of not greater than 2.50 to 1.00, to be tested quarterly and (ii) a minimum Debt Service Coverage Ratio (as defined in the Loan Agreement) of 2.00 to 1.00.  Additionally, the Loan Agreement contains negative covenants related to, among other items, prohibitions against the creation of certain liens, engaging in any business activities substantially different than those currently engaged in by the Company, and paying dividends on the Company’s stock other than (i) dividends payable in its stock and (ii) cash dividends in amounts and frequency consistent with past practice, without first securing the written consent of Citibank. The Company is in compliance with all covenants at September 30, 2015.

At September 30, 2015, the Company had no borrowings outstanding under the Credit Facility.

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	Nine months ended		Three months ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net income	$4,218	$3,911	$1,553	$1,370
Denominator:
Weighted average shares (Basic)	4,652	4,639	4,624	4,716
Dilutive effect of outstanding options and non-vested shares of restricted stock	21	46	19	20

Weighted average shares including assumed conversions (Diluted)	4,673	4,685	4,643	4,736

Basic income per share	$0.91	$0.84	$0.34	$0.29
Diluted income per share	$0.90	$0.83	$0.33	$0.29

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Amounts in tables in thousands, except share and per share amounts)

9.                                      The Company had one major vendor that accounted for 24.3% and 26.2% of total purchases during the nine months and three months, respectively, that ended September 30, 2015. The Company had one major vendor that accounted for 13.6% and 17.3% of total purchases during the nine months and three months, respectively, that ended September 30, 2014 .The Company had two major customers that accounted for 18.8% and 17.9%, respectively, of its total net sales during the nine months ended September 30, 2015, and 20.5%, and 18.1% of total net sales for the three months ended September 30, 2015. These same customers accounted for 11.9% and 18.8%, respectively, of total net accounts receivable as of September 30, 2015.  The Company had three major customers that accounted for 16.7%, 16.4% and 10.9% of its total net sales during the nine months ended September 30, 2014, and 16.8%, 18.7% and 10.6% of total net sales for the three months ended September 30, 2014.

10.                               The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Company has identified its federal consolidated tax return and its state tax return in New Jersey and its Canadian tax return as major tax jurisdictions. As of September 30, 2015 the Company’s 2013 and 2014 Federal tax returns remain open for examination, as the Company recently concluded an Internal Revenue Service examination for the 2011 and 2012 tax years. This examination resulted in no change to the previously filed Federal corporate tax returns.  The Company’s New Jersey and Canadian tax returns are open for examination for the years 2012 through 2014. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that it has appropriate support for the income tax positions it takes and expects to take on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

The effective tax rate for each of the nine and three months ended September 30, 2015 was 34.3% and 34.1% respectively, compared with 34.0% and 31.6% for the same periods last year. The current year effective tax rates are higher primarily due to fact that the prior year included an adjustment to reflect a change in state apportionment rules.

11.                               The 2012 Stock-Based Compensation Plan (the “2012 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2012 Plan was 600,000.  As of September 30, 2015, the number of shares of Common stock available for future award grants to employees and directors under the 2012 Plan is 474,713.

The 2006 Stock-Based Compensation Plan (the “2006 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses, and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2006 Plan was 800,000. As of September 30, 2015, there are no shares of Common Stock available for future award grants to employees and directors under the 2006 Plan.

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

September 30, 2015

(Amounts in tables in thousands, except share and per share amounts)

During 2012, the Company granted a total of 92,000 shares of Restricted Stock to officers, directors, and employees. These shares of Restricted Stock vest over 20 equal quarterly installments. In 2012, a total of 3,525 shares of Restricted Stock were forfeited as a result of employees terminating employment with the Company.

During 2013, the Company granted a total of 56,500 shares of Restricted Stock to officers and employees. Included in these grants were 40,000 Restricted Shares granted to the Company’s CEO in accordance with the satisfaction of certain performance criteria included in his compensation plan. These 40,000 Restricted Shares vest over 16 equal quarterly installments. The remaining grants of Restricted Stock vest over 20 equal quarterly installments. In 2013, a total of 775 shares of Restricted Stock were forfeited as a result of employees terminating employment with the Company.

During 2014, the Company granted a total of 98,689 shares of Restricted Stock to officers, directors and employees. These shares of Restricted Stock vest between one and twenty equal quarterly installments. In 2014, a total of 34,487 shares of Restricted Stock were forfeited as a result of officers and employees terminating employment with the Company.

During 2015, the Company granted a total of 44,000 shares of Restricted Stock to officers. These shares of Restricted Stock vest over sixteen equal quarterly installments.  In 2015, a total of 4,465 shares of Restricted Stock were forfeited as a result of officers and employees terminating employment with the Company.

Changes during 2015 in options outstanding under the Company’s combined plans (i.e., the 2012 Plan, the 2006 Plan, the 1995 Non-Employee Director Plan and the 1995 Stock Option Plan) were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($M)(1)
Outstanding at January 1, 2015	50,640	$12.85
Granted in 2015	—	—
Canceled in 2015	(6,000)	12.85
Exercised in 2015	(44,640)	12.85
Outstanding at September 30, 2015	—	—	—	—
Exercisable at September 30, 2015	—	—	—	—

(1) The intrinsic value of an option is calculated as the difference between the market value on the last trading day of the quarter (September 30, 2015) and the exercise price of the outstanding options. The market value as of September 30, 2015 was $17.00 per share represented by the closing price as reported by The NASDAQ Global Market on that day.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Amounts in tables in thousands, except share and per share amounts)

A summary of nonvested shares of Restricted Stock awards outstanding under the Company’s the 2012 Plan and 2006 Plan as of September 30, 2015, and changes during the nine months then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2015	162,609	$14.36
Granted in 2015	44,000	14.99
Vested in 2015	(59,361)	13.64
Forfeited in 2015	(4,465)	12.80
Nonvested shares at September 30, 2015	142,783	$15.22

As of September 30, 2015, there is approximately $2.2 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.9 years.

For the nine months ended September 30, 2015 and 2014, the Company recognized share-based compensation cost of $0.8 milliion and $0.9 million respectively, which is included in the Company’s general and administrative expense.

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

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Amounts in tables in thousands, except share and per share amounts)

The following segment reporting information of the Company is provided:

	Nine months ended		Three months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue:
Lifeboat Distribution	$250,287	$206,655	$86,082	$77,416
TechXtend	32,027	39,980	11,571	13,089
	282,314	246,635	97,653	90,505
Gross Profit:
Lifeboat Distribution	$15,837	$13,475	$5,493	$4,747
TechXtend	3,825	4,378	1,387	1,429
	19,662	17,853	6,880	6,176
Direct Costs:
Lifeboat Distribution	5,759	$4,044	$2,051	$1,565
TechXtend	1,725	2,409	521	815
	7,484	6,453	2,572	2,380
Segment Income:
Lifeboat Distribution	$10,078	$9,431	$3,442	$3,182
TechXtend	2,100	1,969	866	614
Segment Income	12,178	11,400	4,308	3,796

General and administrative	$6,049	$5,840	$2,046	$1,911
Interest, net	297	375	100	121
Foreign currency translation (loss)	(9)	(8)	(4)	(4)
Income before taxes	$6,417	$5,927	$2,358	$2,002

	As of September 30, 2015	As of December 31, 2014
Selected Assets By Segment:
Lifeboat Distribution	$40,003	$39,780
TechXtend	25,064	30,153
Segment Select Assets	65,067	69,933
Corporate Assets	21,546	25,048
Total Assets	$86,613	$94,981

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Nine months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014
Net sales	100%	100%	100%	100%
Cost of sales	93.0	92.8	93.0	93.2
Gross profit	7.0	7.2	7.0	6.8
Selling, general and administrative expenses	4.8	4.9	4.7	4.7
Income from operations	2.2	2.3	2.3	2.1
Interest income, net	0.1	0.1	0.1	0.1
Income before income taxes	2.3	2.4	2.4	2.2
Provision for income taxes	0.8	0.8	0.8	0.7
Net income	1.5%	1.6%	1.6%	1.5%

Net Sales

Net sales for the third quarter ended September 30, 2015 increased 8% or $7.1 million to $97.7 million compared to $90.5 million for the same period in 2014. Total sales for the third quarter of 2015 for our Lifeboat Distribution segment were $86.1 million compared to $77.4 million in the third quarter of 2014, representing an increase of $8.7 million or 11%. Total sales for the third quarter of 2015 for our TechXtend segment were $11.6 million compared to $13.1 million in the third quarter of 2014, representing a decrease of $1.5 million or 12%.

The 11% increase in net sales for the Lifeboat Distribution segment was mainly a result of the addition of several key product lines and our ongoing strategy of strengthening of our account penetration. The 12% decrease in net sales in the TechXtend segment was primarily due to a decrease in extended payment terms sales transactions as compared to the same period in 2014.

For the nine months ended September 30, 2015, net sales increased 14% or $35.7 million to $282.3 million compared to $246.6 million for the same period in 2014. Net sales for the nine months ended September 30, 2015 for our Lifeboat Distribution segment increased 21% or $43.6 million to $250.2 million compared to $206.6 million for the same period in 2014. Net sales for the nine months ended September 30, 2015 for our TechXtend segment decreased 20% or $8.0 million to $32.0 million compared to $40.0 million for the same period in 2014.

The 21% increase in net sales from our Lifeboat Distribution segment in the first nine months of 2015 compared to the same period in 2014 was mainly a result of the addition of several key product lines and our ongoing strategy of strengthening of our account penetration. The 20% decrease in net sales in the TechXtend segment was primarily due to a decrease in both extended payment terms sales transactions and large transactions as compared to the same period in 2014.

Gross Profit

Gross profit for the third quarter ended September 30, 2015 was $6.9 million, an 11% increase as compared to $6.2 million for the third quarter of 2014. Gross profit for our Lifeboat Distribution segment in the third quarter of 2015 was $5.5 million compared to $4.7 million for the third quarter of 2014, representing a 16% increase.  Gross profit for our TechXtend segment in the third quarter of 2015 was virtually indentical to the gross profit in the third quarter of 2014.

For the nine months ended September 30, 2015 gross profit increased 10% or $1.8 million to $19.7 million compared to $17.8 million for the same period in 2014. Lifeboat Distribution gross profit for the nine months ended September 30, 2015 increased 18% to $15.8 million as compared to $13.5 million for the first nine months of 2014. The increase in gross profit for the Lifeboat Distribution segment was primarily due to higher sales volume. TechXtend gross profit for the nine months ended September 30, 2015 decreased by 13% to $3.8 million as compared to $4.4 million for the first nine months of 2014. The decrease in gross profit for the TechXtend segment was primarily caused by the decreased sales volume in the current year.

Gross profit margin (gross profit as a percentage of net sales) for the third quarter ended September 30, 2015 was 7.0% compared to 6.8% for the third quarter of 2014. Gross profit margin for the nine months ended September 30, 2015 was 7.0% compared to 7.2% in the same period in 2014. Gross profit margin for our Lifeboat Distribution segment for the third quarter of 2015 was 6.4% compared to 6.1% for the third quarter of 2014. The increase in gross profit margin for the Lifeboat Distribution segment was primarily caused by product mix and increased marketing funds. Gross profit margin for our TechXtend segment for the third quarter of 2015 was 12.0% compared to 10.9% for the third quarter of 2014, due primarily to a decline in extended payment term sales transaction in the third quarter of 2015 as compared to the same period in 2014.

Vendor rebates and discounts for the nine month period ended September 30, 2015 amounted to $1.5 million compared to $1.2 million for the nine month period ended September 30, 2014. Vendor rebates are dependent on reaching certain targets set by our vendors.

The Company monitors gross profits and gross profit margins carefully. Price competition in our market continued in 2015. We anticipate that margins, as well as discounts and rebates, for the remainder of the year will continue to be affected by this current trend.  To the extent that the Company finances larger transactions with extended payment terms, as anticipated, gross margins also will be negatively impacted

Selling, General and Administrative Expenses

Total selling, general, and administrative (“SG&A”) expenses for the third quarter of 2015 were $4.6 million compared to $4.3 million for the third quarter of 2014, representing an increase of $0.3 million or 8%.  This increase is primarily the result of an increase in employee and employee related expenses to support our growth in our Lifeboat Distribution segment (salaries, commissions, and benefits) in 2015 compared to 2014. As a percentage of net sales, SG&A expenses for the third quarter of 2015 and 2014 were each 4.7%.

For the nine months ended September 30, 2015, SG&A expenses were $13.5 million compared to $12.3 million in the same period in 2014, representing an increase of $1.2 million or 10%. This increase is primarily the result of an increase in employee and employee related expenses to support our growth in our Lifeboat Distribution segment (salaries, commissions, and benefits) in 2015 compared to 2014.  As a percentage of net sales, SG&A expenses for the nine months ended September 30, 2015 were 4.8% compared to 4.9% for the nine months ended September 30, 2014. The decline in SG&A as a percentage of net sales is the result of the increase in net sales offset in part by the increase in employee and employee related expenses.

Direct selling costs (a component of SG&A) for the third quarter of 2015 were $2.6 million compared to $2.4 million for the third quarter of 2014. Total direct selling costs for our Lifeboat Distribution segment for the third quarter of 2015 were $2.1 million compared to $1.6 million for the same period in 2014. The increase was primarily due to the Company’s investment in a field sales and professional service teams as part of our growth strategy for the Lifeboat Distribution segment. Total direct selling costs for our TechXtend segment for the third quarter of 2015 were $0.5 million compared to $0.8 million for the same period in 2014.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary by quarter depending on changes in sales volume, and levels of continuing investments in employee headcount and marketing. We plan to continue our investments in our Lifeboat Distribution segment and to monitor our SG&A expenses closely.

Income Taxes

For the three months ended September 30, 2015, the Company recorded a provision for income taxes of $0.8 million or 34.1% of income, compared to $0.6 million or 31.6% of income for the same period in 2014. The current year effective tax rates are higher primarily due to the fact that the prior year included an adjustment to reflect a change in state apportionment rules.

For the nine months ended September 30, 2015, the Company recorded a provision for income taxes of $2.2 million or 34.3% of income, compared to $2.0 million or 34.0% of income for the same period in 2014

Liquidity and Capital Resources

During the first nine months of 2015 our cash and cash equivalents decreased by $3.5 million to $19.6 million at September 30, 2015, from $23.1 million at December 31, 2014. During the first nine months of 2015, net cash provided by operating activities amounted to $2.7 million, net cash used in investing activities amounted to $0.2 million and net cash used in financing activities amounted to $5.6 million.

Net cash provided by operating activities in the first the nine months of 2015 was $2.7 million and primarily resulted from $5.3 million in net income excluding non-cash charges, and a $4.7 million decrease in accounts receivable offset in party by a decrease of $6.7 million in accounts payable and accrued expenses, an increase of $0.5 million in inventory and an increase of $0.2 million in prepaid expenses and other current assets. The decreases in accounts receivable and accounts payable and accrued expenses were mainly due to lower sales volume, in the third quarter of 2015 compared to the fourth quarter of 2014.

Net cash used in investing activities in the first nine months of 2015 amounted to $0.2 million. This was the result of capital expenditures of $0.2 million.

Net cash used in financing activities in the first nine months of 2015 amounted to $5.6 million. This consisted primarily of dividends paid of $2.4 million and treasury stock repurchases of $3.9 million offset in party by proceeds from stock option exercises of $0.6 million and the tax benefit from share based compensation of $0.1 million.

The Company’s current and anticipated use of its cash and cash equivalents is, and will continue to be, to fund working capital, operational expenditures, the Common Stock repurchase program and dividends if declared by the board of directors.

The Company’s Credit Facility with Citibank matures on January 4, 2016.  As of September 30, 2015, the Company had no borrowings under the Credit Facility.  The Company is considering whether or not to enter into a new credit facility with another lender, or to renew or renegotiate its Credit Facility with Citibank when the Credit Facility matures.  If the Company decides to enter into a new or amended credit facility, there is no guaranty that the Company will be able to secure terms acceptable to the Company, if at all.

We believe that the funds held in cash and cash equivalents and our unused borrowings on our credit facility will be sufficient to fund our working capital and cash requirements for at least the next 12 months.

Contractual Obligations as of September 30, 2015 are summarized as follows:

Payment due by Period	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Operating Lease obligations (1)	$434	$245	$189	—	—
Total Contractual Obligations	$434	$245	$189	—

(1)  Operating leases relate primarily to the leases of the space used for our operations in Shrewsbury and Eatontown, New Jersey, Mesa, Arizona, Mississauga, Canada and Amsterdam, Netherlands. The commitments for operating leases include the minimum rent payments.

As of September 30, 2015, the Company has no borrowings outstanding under lines of credit and no commitments relating to standby letters of credit, and has no standby repurchase obligations or other commercial commitments (see Note 7 in the Notes to our Consolidated Financial Statements).

Foreign Exchange

The Company’s Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. We are subject to fluctuations primarily in the Canadian Dollar-to-U.S. Dollar exchange rate.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In addition to its activities in the United States, 5.9% of the Company sales during the nine months ended September 30, 2015 were generated in Canada. We are subject to general risks attendant to the conduct of business in Canada, including economic uncertainties and foreign government regulations. In addition, the Company’s Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Foreign Currency Transactions Gain (Loss).”

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the repurchase of Common Stock by the Company and its affiliated purchasers during the third quarter of 2015.

ISSUER PURCHASE OF EQUITY SECURITIES

	Total Number of Shares		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Period	Purchased		(2)	Programs	(3)	(4)(5)

July 1, 2015- July 31, 2015	—		$—	—	$—	549,149
August 1, 2015- August 31, 2015	30,782	(1)	17.34	23,752	17.02	525,397
September 1, 2015- September 30, 2015	34,434		17.60	34,434	17.60	490,963
Total	65,216		$17.48	58,186	$17.36	490,963

(1) Includes 7,030 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (4) below.

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

(5)  On August 14, 2015, the Board of Directors approved, and on August 18, 2015, the Company entered into a written purchase plan intended to comply with the requirements of Rule 10b5-1 under the Exchange Act, as amended (the “Plan”) . Purchases involving shares of the Company’s Common Stock under the Plan commenced August 18, 2015, and the Plan is intended to be in effect until February 18, 2016.  Pursuant to the Plan, the Company’s broker shall effect purchases of up to an aggregate of 500,000 shares of Common Stock.

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

101

The following financial information from Wayside Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 6, 2015, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Earnings, (3) Condensed Consolidated Statements of Stockholders’ Equity, (4) Condensed Consolidated Statements of Comprehensive Income, (5) Condensed Consolidated Statements of Cash Flows, and (6) the Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAYSIDE TECHNOLOGY GROUP, INC

November 6, 2015	By:	/s/ Simon F. Nynens
Date		Simon F. Nynens, Chairman of the Board,
President and Chief Executive Officer

November 6, 2015	By:	/s/ Kevin T. Scull
Date		Kevin T. Scull, Vice President and Chief Accounting Officer