Form 10-K
period 2015-12-31
Wayside Technology Group, Inc.
filed 2016-02-22
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2015

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

Yes  ☐   No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):  Large accelerated filer  ☐   Accelerated filer  ☒     Non-accelerated filer  ☐ Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant computed by reference to the closing sale price for the Registrant’s Common Stock as of June 30, 2015, which was the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on The NASDAQ Global Market, was approximately $77,841,326 (In determining the market value of the Common Stock held by any non-affiliates, shares of Common Stock of the Registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of Common Stock of the Registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes).

The number of shares outstanding of the Registrant’s Common Stock as of February 15, 2016 was 4,833,902 shares.

Documents Incorporated by Reference: Portions of the Registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed on or before April 29, 2016 are incorporated by reference into Part III of this Report.

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

Products

An essential part of our ongoing operations and growth plans is the continued recruitment of software publishers for which we can sell their products. The Company offers a wide variety of technology products from a broad range of publishers and manufacturers, such as Acronis, Bluebeam Software, CA Technologies, Dell/Dell Software, Flexera Software, Hewlett Packard, Infragistics, Intel Software, JetBrains, Lenovo, Microsoft, Mindjet, Samsung, SAP/Sybase, SmartBear Software, SolarWinds, Sophos, StorageCraft Technology, TechSmith, Telerik, Unitrends, Veeam Software and VMware. On a continuous basis, we screen new products for inclusion in our direct sales portfolio, catalogs and web sites based on their features, quality, price, profit margins and warranties, as well as on current sales trends. Since the Company predominantly sells software, sales of hardware and peripherals represented only 10%, 7%  and 6% of our overall net sales in 2015, 2014 and  2013, respectively.

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

The Company had two customers that each accounted for more than 10% of total sales for 2015. For the year ended December 31, 2015, Software House International Corporation (“SHI”), and CDW Corporation (“CDW”) accounted for 19.0%, and 17.9%, respectively, of consolidated net sales and, as of December 31, 2015, 14.0%, and 21.9%, respectively, of total net accounts receivable. The Company had three customers that each accounted for more than 10% of total sales for 2014. For the year ended December 31, 2014, SHI, CDW, and Insight Enterprises, Inc. (“Insight”) accounted for 17.4%, 16.4% and 11.0%, respectively, of consolidated net sales. For the year ended December 31, 2013, SHI, CDW, and Insight accounted for 14.9%, 13.8% and 12.2%, respectively, of consolidated net sales. Our top five customers accounted for 52%, 52%, and 48% of consolidated net sales in 2015, 2014 and 2013, respectively. The Company generally ships products within 48 hours of confirming a customer’s order. This results in minimum backlog in the business.

Sales to customers in Canada represented 6% of our consolidated revenue in 2015, and 7% in each of 2014 and 2013. For geographic financial information, please refer to Note 9 in the Notes to our Consolidated Financial Statements.

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

We believe that effective purchasing from a diverse vendor base is a key element of our business strategy. For the year ended December 31, 2015, Sophos was the only individual vendor from whom our purchases exceeded 10% of our total purchases and accounted for 24.2% of our total purchases.   For the year ended December 31, 2014, Sophos was the only individual vendor from whom our purchases exceeded 10% of our total purchases and accounted for 14.7% of our total purchases.  For the year ended December 31, 2013, Dell/Quest Software was the only individual vendor from whom our purchases exceeded 10% of our total purchases and accounted for 10.2% of our total purchases.  The loss of a key vendor or group of vendors could disrupt our product availability and otherwise have an adverse effect on the Company.

In 2015, the Company purchased approximately 96% of its products directly from manufacturers and publishers and the balance from multiple distributors, as compared to 95% and 93% in 2014 and 2013, respectively. Most suppliers or distributors will “drop ship” products directly to the customers, which reduces physical handling by the Company. Inventory management techniques, such as “drop shipping” allow the Company to offer a greater range of products without increased inventory requirements or associated risk.

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

The Company operates distribution facilities in Eatontown, New Jersey and Mississauga, Canada.

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

Employees

As of December 31, 2015 Wayside Technology Group, Inc. and its subsidiaries had 130 full-time employees and 2 part-time employees. The Company is not a party to any collective bargaining agreements with its employees, has experienced no work stoppages and considers its relationships with its employees to be satisfactory.

Executive Officers of the Company

Set forth below are the name, age, present title, principal occupation and certain biographical information for our executive officers as of February 1, 2016, all of whom have been appointed by and serve at the discretion of the Board of Directors of the Company (the “Board of Directors”).

Name	Age	Position
Simon F. Nynens	44	Chairman, President and Chief Executive Officer
William Botti	65	Executive Vice President
Kevin Scull	50	Vice President and Chief Accounting Officer
Vito Legrottaglie	51	VP of Operations and Chief Information Officer

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

Failure to adequately maintain the security of our electronic and other confidential information could materially adversely affect our financial condition and results of operations.  We are dependent upon automated information technology processes. Privacy, security, and compliance concerns have continued to increase as technology has evolved to facilitate commerce and as cross-border commerce increases. As part of our normal business activities, we collect and store certain confidential information, including personal information of employees and information about partners and clients which may be entitled to protection under a number of regulatory regimes. In the course of normal and customary business practice, we may share some of this information with vendors who assist us with certain aspects of our business. Moreover, the success of our operations depends upon the secure transmission of confidential and personal data over public networks, including the use of cashless payments. Any failure on the part of us or our vendors to maintain the security of data we are required to protect, including via the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in our employees’, partners’ and clients’ confidence in us and other competitive disadvantages, and thus could have a material adverse impact on our business, financial condition and results of operations.  During 2015 and 2014 we did not have any cybersecurity breaches.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company leases 18,000 square feet of space in Shrewsbury, New Jersey for its corporate headquarters under a lease expiring in February 2016.  The Company has negotiated an extension on the lease through July 2016 while it searches for a new building for its headquarters. Total annual rent expense for these premises is approximately $225,000. The Company also leases 7,800 square feet of warehouse space in Eatontown, New Jersey under a lease expiring in October 2017. Total annual rent expense is approximately $40,000.   The Company also leases 2,800 square feet of office space in Mesa, Arizona under a lease expiring August 2018. Total annual rent expense is approximately $55,000.  Additionally, the Company leases approximately 3,700 square feet of office and warehouse space in Mississauga, Canada, under a lease which expires November 30, 2016. Total annual rent expense for these premises is approximately $30,000.  The Company also leases office space in Amsterdam, Netherlands under a lease which expires June 30, 2016, at an annual rent of approximately $34,000. We believe that each of the properties is in good operating condition and such properties are adequate for the operation of the Company’s business as currently conducted.

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

	High	Low
2015:
First Quarter	$18.52	$16.64
Second Quarter	$19.87	$17.09
Third Quarter	$20.20	$15.87
Fourth Quarter	$19.25	$16.86

2014:
First Quarter	$19.84	$13.76
Second Quarter	$22.77	$14.69
Third Quarter	$17.64	$14.88
Fourth Quarter	$17.96	$15.53

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2015, regarding securities authorized for issuance upon the exercise of stock options and vesting of restricted stock under all of the Company’s equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Vesting of Stock Awards	(b) Weighted Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders (1)	123,329	$16.34	474,313
Total	123,329	$16.34	474,313

(1) Includes the 2006 Plan and the 2012 Plan. For plan details, please refer to Note 6 in the Notes to our Consolidated Financial Statements.

In each of 2015 and 2014, we declared quarterly dividends totaling $0.68 per share, respectively, on our Common Stock. There can be no assurance that we will continue to pay comparable cash dividends in the future.

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

As of January 27, 2016, there were approximately 28 record holders of our Common Stock. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by brokerage firms and clearing agencies.

During the fourth quarter of 2015, we repurchased shares of our Common Stock as follows:

	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Period	Purchased	(2)	Programs	(3)	(4)(5)

October 1- October 31, 2015	15,852	$17.81	15,852	$17.81	475,111
November 1- November 30, 2015 (1)	14,276	$18.64	7,709	$18.33	467,402
December 1 - December 31, 2015	9,440	$18.36	9,440	$18.36	457,962
Total	39,568	$18.24	33,001	$18.09	457,962

(1) Includes 6,567 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (4) below.

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

STOCK PRICE PERFORMANCE GRAPH

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return of the S&P Midcap 400 Index and the S&P 500 Computer and Electronics Retail Index for the period commencing December 31, 2010 and ending December 31, 2015, assuming $100 was invested on December 31, 2010 and the reinvestment of dividends.

	Base	INDEXED RETURNS
	Period	Years Ended
Company / Index	Dec10	Dec11	Dec12	Dec13	Dec14	Dec15
Wayside Technology Group, Inc.	100	113.68	108.77	139.72	185.42	205.21
S&P MidCap 400 Index	100	98.27	115.83	154.64	169.74	166.05
S&P 500 Computer & Electronics Retail Index	100	75.56	53.31	146.77	133.34	110.15

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

Year Ended December 31,

(Amounts in thousands, except per share amounts)

	2015	2014	2013	2012	2011
Consolidated Statement of Operations Data:
Net sales	$382,090	$340,758	$300,390	$297,057	$250,169
Cost of sales	355,517	315,948	276,035	273,165	226,928
Gross profit	26,573	24,810	24,355	23,892	23,241
Selling, general and
administrative expenses	18,063	16,513	15,505	15,377	14,623
Income from operations	8,510	8,297	8,850	8,515	8,618
Other income, net	348	461	562	574	369
Income before provision for income taxes	8,858	8,758	9,412	9,089	8,987
Provision for income taxes	3,028	2,998	3,019	3,600	3,448
Net income	$5,830	$5,760	$6,393	$5,489	$5,539
Net income per common share
Basic	$1.26	$1.24	$1.44	$1.23	$1.26
Diluted	$1.25	$1.23	$1.41	$1.19	$1.20
Weighted average common
shares outstanding:
Basic	4,634	4,661	4,454	4,476	4,412
Diluted	4,653	4,702	4,526	4,628	4,606

December 31,

(Amounts in thousands, except per share amounts)

	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash and cash equivalents	$23,823	$23,124	$19,609	$9,835	$9,202
Marketable securities	—	—	—	4,411	5,375
Working capital	30,568	31,161	24,016	19,592	19,337
Total assets	94,082	94,981	94,760	91,445	74,861
Total stockholders’ equity	38,659	39,567	34,721	32,125	28,934

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

Financial Overview

Net sales totaled $382.0 million in 2015 as compared to $340.8 million in 2014, representing a 12% increase.  Gross profit increased by $1.8 million or 7% in 2015 as compared to 2014.  Selling, general and administrative (“SG&A”) expenses increased by $1.6 million in 2015 as compared to 2014.  Income from operations amounted to $8.5 million in 2015 from $8.3 million in 2014, representing an increase of $0.2 million or 3% as compared to 2014.  The increase in income from operations resulted from an increase in gross profit offset by the increase in SG&A expenses. Our income before provision for income taxes increased by $0.1 million to $8.9 million in 2015 compared to $8.8 million in 2014.  We reported net income of $5.8 million for both 2015 and 2014.

The Company’s sales, gross profit and results of operations have fluctuated and are expected to continue to fluctuate on a quarterly basis as a result of a number of factors, including but not limited to: the condition of the software industry in general, shifts in demand for software products, pricing, level of extended payment terms sales transactions, industry shipments of new software products or upgrades, fluctuations in merchandise returns, adverse weather conditions that affect response, distribution or shipping, shifts in the timing of holidays and changes in the Company’s product offerings. The Company’s operating expenditures are based on sales forecasts. If sales do not meet expectations in any given quarter, operating results may be materially adversely affected.

Results of Operations

The following table sets forth for the years indicated the percentage of net sales represented by selected items reflected in the Company’s Consolidated Statements of Earnings. The year-to-year comparison of financial results is not necessarily indicative of future results:

	Years ended December 31,
	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Cost of sales	93.1	92.7	91.9
Gross profit	6.9	7.3	8.1
Selling, general and administrative expenses	4.7	4.8	5.2
Income from operations	2.2	2.5	2.9
Other income	0.1	0.1	0.2
Income before income taxes	2.3	2.6	3.1
Income tax provision	0.8	0.9	1.0
Net income	1.5%	1.7%	2.1%

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net Sales

Net sales for 2015 increased 12%, or $41.2 million to $382.0 million in 2015 compared to $340.8 million in 2014. Total sales for our Lifeboat Distribution segment in 2015 were $339.7 million compared to $290.4 million in 2014, representing a 17% increase. Total sales for the TechXtend segment in 2015 amounted to $42.4 million, compared to $50.3 million in 2014, representing a 16% decrease.

The 17% increase in net sales from our Lifeboat Distribution segment was  mainly a result of the addition of several key product lines and our ongoing strategy of strengthening of our account penetration. The 16% decrease in net sales in the TechXtend segment was primarily due to a decrease in both extended payment terms sales transactions and large transactions as compared to the same period in 2014.

Gross Profit

Gross Profit for 2015 was $26.6 million compared to $24.8 million in 2014, a 7% increase. Total gross profit for our Lifeboat Distribution segment in 2015 was $21.5 million compared to $19.1 million in 2014, representing a 12% increase.  The increase in gross profit for the Lifeboat Distribution segment was due to increased sales volume.  Total gross profit for our TechXtend segment in 2015 was $5.0 million compared to $5.6 million in 2014, representing a 10% decrease. The decrease in gross profit for the TechXtend segment was the result primarily of decreased software sales volume, including a decrease in large single sale transactions and extended payment terms sales transactions, offset in part by a higher gross margin in 2015 as compared to 2014.

Gross profit margin (gross profit as a percentage of net sales) for 2015 was 7.0% compared to 7.3% in 2014. Gross profit margin for our Lifeboat Distribution segment was 6.3% in 2015 compared to 6.6% in and 2014. The decrease in gross profit margin for the Lifeboat Distribution segment was primarily caused by competitive pricing pressure, and product mix. Gross profit margin for our TechXtend segment in 2015 was 11.9% compared to 11.2% in 2014. The increase in gross profit dollars and the decrease in gross profit margins were primarily caused by the sales growth and product mix within our Lifeboat Distribution segment which carries lower margins than our TechXtend segment.

Vendor rebates and discounts for 2015 amounted to $2.0 million compared to $1.6 million for 2014. Vendor rebates are dependent on reaching certain targets set by our vendors. Vendors have been periodically substantially increasing their target revenues for rebate eligibility.  The Company monitors gross profits and gross profit margins carefully. Price competition in our market continued in 2015. We anticipate that margins, as well as discounts and rebates, will continue to be affected by this current trend.  To the extent that the Company finances larger transactions with extended payment terms, as anticipated, gross margins also will be negatively impacted

Selling, General and Administrative Expenses

SG&A expenses for 2015 were $18.1 million compared to $16.5 million in 2014, representing an increase of $1.6 million or 9%.  This increase is primarily the result of an increase in employee and employee related expenses to support our growth in our Lifeboat Distribution segment (salaries, commissions, and benefits) in 2015 compared to 2014. SG&A expenses as a percentage of net sales were 4.7% in 2015 compared to 4.8% in 2014.

Direct selling costs (a component of SG&A) for 2015 were $10.0 million compared to $8.8 million in 2014. Total direct selling costs for our Lifeboat Distribution segment for 2015 were $7.7 million compared to $5.7 million in 2014, mainly due to the Company’s investment in a field sales and professional service teams as part of our growth strategy for the Lifeboat Distribution segment.  Total direct selling costs for our TechXtend segment for 2015 were $2.3 million compared to $3.1 million in 2014.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We plan to continue to expand our investment in information technology and marketing, while monitoring our sales and general and administrative expenses closely.

Income Taxes

For the year ended December 31, 2015, the Company recorded a provision for income taxes of $3.0 million which consists of a provision of $2.7 million for U.S. federal income taxes, as well as a $0.1 million provision for state taxes, and a provision for foreign taxes of $0.2 million.

As of December 31, 2015, the Company had a U.S. deferred tax asset of approximately $0.5 million.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of the new standard by one year. Along with the deferral of the effective date, ASU No. 2015-14 allows early application as of the original effective date. Entities are allowed to transition to the new standard by either recasting prior periods or recognizing the cumulative effect as of the beginning of the period of adoption. The standard and related amendments will be effective for the Company for its annual reporting period beginning January 1, 2018, including interim periods within that reporting period. The Company is currently evaluating the newly issued guidance, including which transition approach will be applied and the estimated impact it will have on our consolidated financial statements

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, “Simplifying the Measurement of Inventory (Topic 330)”, (“ASU 2015-11”). Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market, with market value represented by replacement cost, net realizable value or net realizable value less a normal profit margin. The amendments in ASU 2015-11 require an entity to measure inventory at the lower of cost or net realizable value. ASU 2015-11 is effective for reporting periods beginning after December 15, 2016. We do not expect the adoption of this new accounting pronouncement,  will have a significant impact on our consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update 2015-17 (“ASU 2015-17”) to simplify the presentation of deferred taxes. This amendment requires that all deferred tax assets and liabilities, along with any related valuation allowances, be classified as noncurrent on the balance sheet.  Adoption of this standard is required for annual periods beginning after December 15, 2016. We do not expect the adoption of ASU 2015-17 will have a significant impact on our consolidated financial statements and related disclosures.

Liquidity and Capital Resources

Our cash and cash equivalents increased by $0.7 million to $23.8 million at December 31, 2015 from $23.1 million at December 31, 2014.  Net cash provided by operating activities amounted to $8.2 million, net cash used in investing activities amounted to $0.2 million, and net cash used in financing activities amounted to $7.1 million.

Net cash provided by operating activities in 2015 was $8.2 million. In 2015, cash was mainly provided by $7.3 million from net income including non-cash charges, a $1.1 million decrease in accounts receivable, and a $0.3 million decrease in accounts payable and accrued expenses prepaid, offset in part by an increase in inventory of $0.5 million.

In 2015, net cash used in investing activities was $0.2 million. This resulted primarily from $0.2 million for the purchase of equipment and leasehold improvements.

Net cash used in financing activities in 2015 of $7.1 million consisted of $3.2 million of dividend payments on our Common Stock and $4.6 million for the purchases of treasury shares of our Common

Stock offset by the tax benefit from share based compensation of $0.2 million and the exercise of stock options of $0.6 million.

In 2014 the Board of Directors authorized the purchase of 500,000 shares of our Common Stock.  In 2008, the Board of Directors authorized the purchase of 500,000 shares of our Common Stock. In 2002, the Board of Directors authorized the purchase of 1,490,000 shares of our Common Stock. In October 1999, the Company was authorized by the Board of Directors to buy back 521,013 shares of our Common Stock in both open market and private transactions, as conditions warrant. A total of 2,553,051 shares of the Company’s stock had been bought back as of December 31, 2015 leaving a balance of 457,962 shares of Common Stock that the Company is authorized to buy back in the future.

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

We intend to hold the repurchased shares in treasury for general corporate purposes, including issuances under various stock plans. As of December 31, 2015, we held 583,688 shares of our Common Stock in treasury at an average cost of $17.64 per share. As of December 31, 2014, we held 393,744 shares of our Common Stock in treasury at an average cost of $15.66 per share.

The Company’s current and anticipated use of its cash and cash equivalents is, and will continue to be, to fund working capital, operational expenditures, the stock repurchase program and dividends, if any, declared by the Board of Directors.

On January 4, 2013, the Company entered into a $10,000,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. pursuant to a Business Loan Agreement, Promissory Note, Commercial Security Agreements and Commercial Pledge Agreement. The Credit Facility, which will be used for business and working capital purposes, including financing of larger extended payment terms sales transactions which may become a more significant portion of the Company’s net sales.  On December 18, 2015, the Company signed an extension to this agreement which extended the maturity date to January 31, 2019 with all other terms remaining the same. (see Note 5 Credit Facility in the Notes to our Consolidated Financial Statements).  As of December 31, 2015 there were no borrowings outstanding on the Credit Facility.

The Company had cash and cash equivalents of $23.8 million as of December 31, 2015, of which $2.3 million was held outside the United States. Our current intention is to reinvest the majority of our foreign earnings in foreign operations. Our current plans do not anticipate a need to repatriate cash to fund our domestic operations. In the event cash from foreign operations is needed to fund operations in the U.S., we would be subject to additional income taxes in the U.S. reduced by any foreign taxes paid on these earnings.

Contractual Obligations as of December 31, 2015

(Amounts in thousands)

Payment due by Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt obligations	—	—	—	—	—
Capital Lease obligations	—	—	—	—
Operating Leases obligations (1)	$333	$174	$159	—	—
Purchase Obligations	—	—	—	—	—
Other Long term Obligations reflected on the Company’s Balance Sheet under GAAP	—	—	—	—	—
Total Contractual Obligations	$333	$174	$159	—	—

(1) Operating leases relate primarily to the leases of the space used for our operations in Shrewsbury and Eatontown, New Jersey, Mesa, Arizona, Mississauga, Canada and Amsterdam, Netherlands. The commitments for operating leases include the minimum rent payments.

As of December 31, 2015, the Company is not committed by lines of credit or standby letters of credit, and has no standby repurchase obligations or other commercial commitments (see Note 5 Credit Facility in the Notes to our Consolidated Financial Statements).

Foreign Exchange

The Company’s Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. We are subject to fluctuations primarily in the Canadian Dollar-to-U.S. Dollar exchange rate.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

In addition to its activities in the USA, 6% of the Company’s 2015 sales were generated in Canada. We are subject to general risks attendant to the conduct of business in Canada, including economic uncertainties and foreign government regulations. In addition, the Company’s Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors.

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

Management, with the participation of our Chief Executive Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ( 2013 Framework). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, EisnerAmper LLP, has audited our internal control over financial reporting as of December 31, 2015. Their attestation report on the audit of our internal control over financial reporting is included below.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required hereunder, with the exception of the information relating to the executive officers of the Registrant that is presented in Part I under the heading “Executive Officers of the Company,” and the information relating to the Company’s Code of Ethical Conduct that is presented in Part I under the heading “Available Information,” is incorporated by reference herein from our Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, to be filed pursuant to

Regulation 14A not later than April 29, 2016 (the “Definitive Proxy Statement”) under the sections captioned “Election of Directors,” “Corporate Governance” and “Section 16 (a) Beneficial Ownership Reporting Compliance.”

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

The following financial information from Wayside Technology Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 22, 2016, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Earnings, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Shrewsbury, New Jersey, on February 22, 2016.

WAYSIDE TECHNOLOGY GROUP, INC.

By:	/s/ Simon Nynens
Simon F. Nynens, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

	President, Chief Executive Officer and	February 22, 2016
/s/ Simon Nynens	Chairman of the Board of Directors
Simon F. Nynens	(Principal Executive Officer)

/s/ Kevin Scull	Vice President and	February 22, 2016
Kevin T. Scull	Chief Accounting Officer
(Principal Financial and Accounting Officer)

/s/ Mark. Boyer	Director	February 22, 2016
Mark. T. Boyer

/s/ Duffield Meyercord	Director	February 22, 2016
Duffield Meyercord

/s/ Allan Weingarten	Director	February 22, 2016
Allan D. Weingarten

/s/ Mike Faith	Director	February 22, 2016
Mike Faith

/s/ Steven DeWindt	Director	February 22, 2016
Steven DeWindt

/s/ Diana Kurty	Director	February 22, 2016
Diana Kurty

Items 8 and 15(a)

Wayside Technology Group, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Wayside Technology Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Wayside Technology Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015.  The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wayside Technology Group, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

In connection with our audit of the consolidated financial statements referred to above, we also audited Schedule II — Valuation and Qualifying Accounts, for each of the years in the three-year period ended December 31, 2015.  In our opinion, this financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Wayside Technology Group Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 22, 2016 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

Iselin, New Jersey
February 22, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Wayside Technology Group, Inc. and Subsidiaries

We have audited Wayside Technology Group, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Wayside Technology Group, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wayside Technology Group, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 22, 2016 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

Iselin, New Jersey
February 22, 2016

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$23,823	$23,124
Accounts receivable, net of allowances of $1,668 and $1,819 in 2015 and 2014, respectively	58,965	60,782
Inventory, net	1,954	1,491
Prepaid expenses and other current assets	989	933
Deferred income taxes	260	245
Total current assets	85,991	86,575

Equipment and leasehold improvements, net	362	412
Accounts receivable-long-term	7,386	7,660
Other assets	82	152
Deferred income taxes	261	182
	$94,082	$94,981
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$55,423	$55,414
Total current liabilities	55,423	55,414

Commitments and Contingencies

Stockholders’ equity:
Common Stock, $.01 par value; 10,000,000 shares authorized; 5,284,500 shares issued; and 4,700,812 and 4,890,756 shares outstanding in 2015 and 2014, respectively	53	53
Additional paid-in capital	32,540	31,013

Treasury stock, at cost, 583,688 and 393,744 shares in 2015 and 2014, respectively	(10,296)	(6,166)

Retained earnings	17,813	15,225
Accumulated other comprehensive loss	(1,451)	(558)
Total stockholders’ equity	38,659	39,567
	$94,082	$94,981

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Statements of Earnings

(Amounts in thousands, except per share amounts)

	Years ended December 31,
	2015	2014	2013

Net sales	$382,090	$340,758	$300,390

Cost of sales	355,517	315,948	276,035
Gross profit	26,573	24,810	24,355

Selling, general, and administrative expenses	18,063	16,513	15,505
Income from operations	8,510	8,297	8,850

Other income:
Interest, net	368	472	562
Foreign currency transaction loss	(20)	(11)	—
Income before provision for income taxes	8,858	8,758	9,412

Provision for income taxes	3,028	2,998	3,019

Net income	$5,830	$5,760	$6,393

Income per common share-Basic	$1.26	$1.24	$1.44
Income per common share-Diluted	$1.25	$1.23	$1.41

Weighted average common shares outstanding-Basic	4,634	4,661	4,454
Weighted average common shares outstanding-Diluted	4,653	4,702	4,526

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	Years ended December 31,
	2015	2014	2013

Net income	$5,830	$5,760	$6,393

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(893)	(757)	(229)
Reclassification adjustment for loss realized in net income on available-for-sale marketable securities	—	—	11
Other comprehensive loss	(893)	(757)	(218)

Comprehensive income	$4,937	$5,003	$6,175

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Treasury		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	(loss) income	Total

Balance at January 1, 2013	5,284,500	$53	$27,712	543,627	$(5,373)	$9,316	$417	$32,125
Net income						6,393		6,393
Translation adjustment							(229)	(229)
Reclassification adjustment for loss realized in net income on available-for sale marketable securities							11	11
Dividends paid						(3,014)		(3,014)
Stock options exercised			65	(25,000)	136			201
Share-based compensation Expense			1,127					1,127
Tax benefit from share-based compensation			163					163
Restricted stock grants (net of forfeitures)			(276)	(55,725)	276			—
Treasury shares repurchased				168,305	(2,056)			(2,056)
Balance at December 31, 2013	5,284,500	53	28,791	631,207	(7,017)	12,695	199	34,721
Net income						5,760		5,760
Translation adjustment							(757)	(757)
Dividends paid						(3,230)		(3,230)
Stock options exercised			552	(220,000)	1,239			1,791
Share-based compensation Expense			1,338					1,338
Tax benefit from share-based compensation			716					716
Restricted stock grants (net of forfeitures)			(384)	(64,202)	384			—
Treasury shares repurchased				46,739	(772)			(772)
Balance at December 31, 2014	5,284,500	53	31,013	393,744	(6,166)	15,225	(558)	39,567
Net income						5,830		5,830
Translation adjustment							(893)	(893)
Dividends paid						(3,242)		(3,242)
Stock options exercised			298	(44,640)	276			574
Share-based compensation expense			1,213					1,213
Tax benefit from share-based compensation			248					248
Restricted stock grants (net of forfeitures)			(232)	(39,535)	232			—
Treasury shares repurchased				274,119	(4,638)			(4,638)
Balance at December 31, 2015	5,284,500	$53	$32,540	583,688	$(10,296)	$17,813	$(1,451)	$38,659

The accompanying notes are an integral part of the consolidated financial statements

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$5,830	$5,760	$6,393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	253	226	274
Provision for doubtful accounts receivable	13	43	188
Deferred income tax expense	(43)	7	82
Share-based compensation expense	1,213	1,305	1,127
Changes in operating assets and liabilities:
Accounts receivable	1,085	1,740	1,975
Inventory	(481)	(176)	402
Prepaid expenses and other current assets	(72)	1,171	(840)
Accounts payable and accrued expenses	322	(4,333)	827
Net change in other operating assets and liabilities	65	2	(90)
Net cash provided by operating activities	8,185	5,745	10,338
Cash flows (used in) provided by investing activities
Purchase of equipment and leasehold improvements	(200)	(311)	(219)
Purchase of available-for-sale securities	—	—	(920)
Redemptions of available-for-sale securities	—	—	5,342
Net cash (used in) provided by investing activities	(200)	(311)	4,203
Cash flows used in financing activities
Purchase of treasury stock	(4,638)	(772)	(2,056)
Proceeds from stock option exercises	574	1,791	201
Tax benefit from share-based compensation	213	716	163
Dividends paid	(3,242)	(3,230)	(3,014)
Repayment of capital lease obligations	—	—	(55)
Net cash used in financing activities	(7,093)	(1,495)	(4,761)
Effect of foreign exchange rate on cash	(193)	(424)	(6)
Net increase in cash and cash equivalents	699	3,515	9,774
Cash and cash equivalents at beginning of year	23,124	19,609	9,835
Cash and cash equivalents at end of year	$23,823	$23,124	$19,609

Supplementary disclosure of cash flow information:
Income taxes paid	$3,191	$2,431	$2,980

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

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	Year ended December 31,
	2015	2014	2013
Numerator:
Net income	$5,830	$5,760	$6,393
Denominator:
Weighted average shares (Basic)	4,634	4,661	4,454
Dilutive effect of outstanding options and nonvested shares of restricted stock	19	41	72

Weighted average shares including assumed conversions (Diluted)	4,653	4,702	4,526

Basic net income per share	$1.26	$1.24	$1.44
Diluted net income per share	$1.25	$1.23	$1.41

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

Allowance for Doubtful Accounts Receivable

We provide allowances for doubtful accounts related to accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We take into consideration the overall quality and aging of the receivable portfolio along with specifically identified customer risks. If actual customer payment performance were to deteriorate to an extent not expected, additional allowances may be required.  We historically have a low write-off rate, especially on extended payment terms sales transactions. Write-offs on extended payment terms sales transactions as a percentage of net sales amounted to 0.02%, 0.0% and 0.0%, for the years ended December 31, 2015, 2014 and 2013, respectively.

Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiaries have been translated at the end of the reporting period  exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period.  Cumulative translation adjustments have been classified within accumulated other comprehensive income, which is a separate component of stockholders’ equity in accordance FASB ASC Topic No. 220, “Comprehensive Income”.

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

Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 2015 and 2014, because of the relative short maturity of these instruments. The Company’s accounts receivable long-term is discounted to their present value at prevailing market rates so the balances approximate fair value.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of the new standard by one year. Along with the deferral of the effective date, ASU No. 2015-14 allows early application as of the original effective date. Entities are allowed to transition to the new standard by either recasting prior periods or recognizing the cumulative effect as of the beginning of the period of adoption. The standard and related amendments will be effective for the Company for its annual reporting period beginning January 1, 2018, including interim periods within that reporting period. The Company is currently evaluating the newly issued guidance, including which transition approach will be applied and the estimated impact it will have on our consolidated financial statements

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, “Simplifying the Measurement of Inventory (Topic 330)”, (“ASU 2015-11”). Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market, with market value represented by replacement cost, net realizable value or net realizable value less a normal profit margin. The amendments in ASU 2015-11 require an entity to measure inventory at the lower of cost or net realizable value. ASU 2015-11 is effective for reporting periods beginning after December 15, 2016. We do not expect the adoption of this new accounting pronouncement, will have a significant impact on our financial on our financial statements.

In November 2015, the FASB issued Accounting Standards Update 2015-17 (“ASU 2015-17”) to simplify the presentation of deferred taxes. This amendment requires that all deferred tax assets and liabilities, along with any related valuation allowances, be classified as noncurrent on the balance sheet.  Adoption of this standard is required for annual periods beginning after December 15, 2016. We do not expect the adoption of ASU 2015-17 will have a significant impact on our consolidated financial statements and related disclosures.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

3.  Balance Sheet Detail

Equipment and leasehold improvements, net consist of the following as of December 31:

	2015	2014

Equipment	$2,924	$2,744
Leasehold improvements	572	565
	3,496	3,309
Less accumulated depreciation and amortization	(3,134)	(2,897)
	$362	$412

Accounts payable and accrued expenses consist of the following as of December 31:

	2015	2014

Trade accounts payable	$52,808	$52,328
Accrued expenses	2,615	3,086
	$55,423	$55,414

Accumulated other comprehensive income (loss) consists of the following as of December 31:

	2015	2014

Foreign currency translation adjustments	$(1,451)	$(558)
	$(1,451)	$(558)

4.  Income Taxes

Deferred tax attributes resulting from differences between financial and accounting amounts and tax basis of assets and liabilities at December 31, 2015 and 2014 are as follows:

	2015	2014
Current assets
Accruals and reserves	$260	$245
Net current deferred tax assets	$260	$245

	2015	2014
Non-current assets
Accruals and reserves	$269	$206
Depreciation and amortization	(8)	(24)
Net non-current deferred tax assets	$261	$182
Total deferred tax assets	$521	$427

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

The provision (benefit) for income taxes is as follows:

	Year ended December 31,
	2015	2014	2013
Current:
Federal	$2,779	$2,693	$2,873
State	61	79	15
Foreign	231	219	49
	3,071	2,991	2,937
Deferred:
Federal	(40)	6	13
State	(3)	1	69
	(43)	7	82
	$3,028	$2,998	$3,019
Effective Tax Rate	34.2%	34.2%	32.1%

The reasons for the difference between total tax expense and the amount computed by applying the U.S. statutory federal income tax rate to income before income taxes are as follows:

	Year ended December 31,
	2015	2014	2013

Statutory rate applied to pretax income	$3,012	$2,978	$3,200
State income taxes, net of federal income tax benefit	39	52	91
Foreign income taxes under U.S. statutory rate	(44)	(56)	(20)
Other items, including the impact of the change in NJ state tax rate	21	24	(252)
Income tax expense	$3,028	$2,998	$3,019

The Company receives a tax deduction from the income realized by employees on the exercise of certain non-qualified stock options and restricted stock awards for which the tax effect of the difference between the book and tax deduction is recognized as a component of stockholders’ equity.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal consolidated tax return and its state tax return in New Jersey and its Canadian tax return as major tax jurisdictions. As of December 31, 2015, the Company’s 2012 through 2014 Federal tax returns remain open for examination, as the Company recently concluded an Internal Revenue Service examination for the 2011 and 2012 tax years. This examination resulted in no change to the previously filed Federal corporate tax returns.  The Company’s New Jersey and Canadian tax returns are open for examination for the years 2012 through 2014. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that it has appropriate support for the income tax positions it takes and expects to take on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

For financial reporting purposes, income before income taxes includes the following components:

	Year ended December 31
	2015	2014	2013
United States	7,937	$7,903	$8,832
Foreign	921	855	580
	$8,858	$8,758	$9,412

5.  Credit Facility

On January 4, 2013, the Company entered into a $10,000,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Business Loan Agreement (the “Loan Agreement”), Promissory Note (the “Note”), Commercial Security Agreements (the “Security Agreements”) and Commercial Pledge Agreement (the “Pledge Agreement”).  The Credit Facility will be used for business and working capital purposes, including financing of larger extended payment terms sales transactions.  On December 18, 2015, the Company signed an extension to this agreement which extended the maturity date to   January 31 2019 with all other terms remaining the same. The Credit Facility matures on January 31, 2019, at which time the Company must pay this loan in one payment of any outstanding principal plus all accrued unpaid interest. In addition, the Company will pay regular monthly payments of all accrued unpaid interest.  The interest rate for any borrowings under the Credit Facility is subject to change from time to time based on the changes in an independent index which is the LIBOR Rate (the “Index”).  If the Index becomes unavailable during the term of this loan, Citibank may designate a substitute index after notifying the Company.  Interest on the unpaid principal balance of the Note will be calculated using a rate of 1.500 percentage points over the Index.  The Credit Facility is secured by the assets of the Company.

Among other affirmative covenants set forth in the Loan Agreement, the Company must maintain (i) a ratio of Total Liabilities to Tangible Net Worth (each as defined in the Loan Agreement) of not greater than 2.50 to 1.00, to be tested quarterly and (ii) a minimum Debt Service Coverage Ratio (as defined in the Loan Agreement) of 2.00 to 1.00.  Additionally, the Loan Agreement contains negative covenants related to, among other items, prohibitions against the creation of certain liens, engaging in any business activities substantially different than those currently engaged in by the Company, and paying dividends on the Company’s stock other than (i) dividends payable in its stock and (ii) cash dividends in amounts and frequency consistent with past practice, without first securing the written consent of Citibank. The Company is in compliance with all covenants at December 31, 2015.

At December 31, 2015, the Company had no borrowings outstanding under the Credit Facility.  The Company had interest expense of $0, $0 and $10 thousand related to the Credit Facility for the years ended December 31, 2015, 2014 and 2013, respectively.

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

At the annual stockholder’s meeting held on June 14, 2006, the Company’s stockholders approved the 2006 Stock-Based Compensation Plan (the “2006 Plan”). The 2006 Plan authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses, and other equity-based awards. The number of shares of Common Stock initially available under the 2006 Plan is 800,000.  As of December 31, 2015, there are no shares of common stock available for future award grants to employees and directors under this plan.

At the annual stockholder’s meeting held on June 6, 2012, the Company’s stockholders approved the 2012 Stock-Based Compensation Plan (the “2012 Plan”). The 2012 Plan authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2012 Plan was 600,000.  As of December 31, 2015, the number of shares of Common stock available for future award grants to employees and directors under the 2012 Plan is 474,313.

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

Changes during 2013, 2014 and 2015 in options outstanding under the Company’s combined plans (i.e. the 2012 Plan, the 2006 Plan, the 1995 Non-Employee Director Plan and the 1995 Stock Plan) were as follows:

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2013	310,640	8.65
Granted in 2013	—	—
Canceled in 2013	—	—
Exercised in 2013	25,000	8.03
Outstanding at December 31, 2013	285,640	8.71
Granted in 2014	—	—
Canceled in 2014	15,000	3.04
Exercised in 2014	220,000	8.14
Outstanding at December 31, 2014	50,640	12.85
Granted in 2015	—	—
Canceled in 2015	6,000	12.85
Exercised in 2015	44,640	12.85
Outstanding at December 31, 2015	—	—
Exercisable at December 31, 2015	—	—

The options exercisable at December 31, 2015 and 2014 were 0 and 50,640 respectively.

Under the various plans, options that are cancelled can be reissued. At December 31, 2015 no options were reserved for future issuance.

A summary of nonvested shares of Restricted Stock awards outstanding under the Company’s 2006 Plan and 2012 Plan as of December 31, 2015, 2014 and 2013 and changes during the three years ended December 31, 2015, 2014 and 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2013	251,150	$11.24
Granted in 2013	56,500	12.57
Vested in 2013	(107,325)	10.33
Forfeited in 2013	(775)	9.77
Nonvested shares at December 31, 2013	199,550	$12.02
Granted in 2014	98,689	16.03
Vested in 2014	(101,143)	11.94
Forfeited in 2014	(34,487)	11.62
Nonvested shares at December 31, 2014	162,609	$14.36
Granted in 2015	44,000	14.99
Vested in 2015	(78,815)	13.64
Forfeited in 2015	(4,465)	12.80
Nonvested shares at December 31, 2015	123,329	$16.34

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

As of December 31, 2015, there was approximately $2.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.8 years.

For the years ended December 31, 2015, 2014 and 2013, we recognized share-based compensation cost of approximately $1.2 million, $1.3 million and $1.1 million, respectively, which is included in selling, general and administrative expenses.  The Company does not capitalize any share-based compensation cost.

7.  Defined Contribution Plan

The Company maintains a defined contribution plan covering substantially all domestic employees. Participating employees may make contributions to the plan, through payroll deductions. Matching contributions are made by the Company equal to 50% of the employee’s contribution to the extent such employee contribution did not exceed 6% of their compensation.  During the years ended December 31, 2015, 2014 and 2013, the Company expensed approximately $211 thousand, $194 thousand and $182 thousand, respectively, related to this plan.

8.  Commitments and Contingencies

Leases

Operating leases primarily relate to the lease of the space used for our operations in Shrewsbury and Eatontown, New Jersey, Mesa, Arizona, Mississauga, Canada and Amsterdam, Netherlands. Future minimum rental commitments under non-cancellable operating leases are as follows:

2016	$174
2017	117
2018	42
2019	—
2020	—
$333

Rent expense for the years ended December 31, 2015, 2014 and 2013 was approximately $327 thousand, $262 thousand and $253 thousand, respectively.

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

Other

As of December 31, 2015, the Company has no standby letters of credit, has no standby repurchase obligations or other commercial commitments. The Company has a line of credit see Note 5 (Credit Facility). Other than employment arrangements and other management compensation arrangements, the Company is not engaged in any transactions with related parties.

9.  Industry, Segment and Geographic Information

The Company distributes software developed by others through resellers indirectly to customers worldwide.  We also resell computer software and hardware developed by others and provide technical services directly to customers in the USA and Canada.  We also operate a sales branch in Europe to serve our customers in this region of the world.

Geographic revenue and identifiable assets related to operations as of and for the years ended December 31, 2015, 2014 and 2013 were as follows. Revenue is allocated to a geographic area based on the location of the sale, which is generally the customer’s country of domicile.  No one country other than the USA represents more than 10% of net sales for 2015, 2014 or 2013.

	2015	2014	2013
Net sales to Unaffiliated Customers:
USA	$336,110	$294,274	$254,337
Canada	23,957	23,757	21,602
Rest of the world	22,023	22,727	24,451
Total	$382,090	$340,758	$300,390

Identifiable Assets by Geographic Areas at December 31,	2015	2014	2013
USA	$87,679	$87,324	$87,025
Canada	6,403	7,657	7,735
Total	$94,082	$94,981	$94,760

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

	Year ended
	December 31,
	2015	2014	2013
Revenue:

Lifeboat Distribution	$339,708	$290,449	$237,632
TechXtend	42,382	50,309	62,758
	382,090	340,758	300,390
Gross Profit:
Lifeboat Distribution	$21,530	$19,194	$17,448
TechXtend	5,043	5,616	6,907
	26,573	24,810	24,355
Direct Costs:
Lifeboat Distribution	$7,719	$5,660	$4,717
TechXtend	2,269	3,104	3,280
	9,988	8,764	7,997
Segment Income Before Taxes:
Lifeboat Distribution	$13,811	$13,534	$12,731
TechXtend	2,774	2,512	3,627
Segment Income Before Taxes	16,585	16,046	16,358
General and administrative	8,075	7,749	7,508
Interest income	368	472	562
Foreign currency translation	(20)	(11)	—
Income before taxes	$8,858	$8,758	$9,412

	As of December 31, 2015	As of December 31,2014
Selected Assets By Segment:
Lifeboat Distribution	$45,300	$39,780
TechXtend	23,005	30,153
Segment Select Assets	68,305	69,933
Corporate Assets	25,777	25,048
Total Assets	$94,082	$94,981

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

The Company had two customers that each accounted for more than 10% of total sales for 2015. For the year ended December 31, 2015, Software House International Corporation (“SHI”), and CDW Corporation (“CDW”) accounted for 19.0%, and 17.9%, respectively, of consolidated net sales and, as of December 31, 2015, 14.0%, and 21.9%, respectively, of total net accounts receivable. For the year ended December 31, 2015, Sophos was the only individual vendor from whom our purchases exceeded 10% of our total purchases and accounted for 24.2% of our total purchases.  For the year ended December 31, 2014, SHI, CDW, and Insight Enterprises, Inc. (“Insight”) accounted for 17.4%, 16.4% and 11.0%, respectively, of consolidated net sales. For the year ended December 31, 2014, Sophos was the only individual vendor from whom our purchases exceeded 10% of our total purchases and accounted for 14.7% of our total purchases. For the year ended December 31, 2013, SHI, CDW, and Insight accounted for 14.9%, 13.8% and 12.2%, respectively, of consolidated net sales. For the year ended December 31, 2013, Dell/Quest Software was the only individual vendor from whom our purchases exceeded 10% of our total purchases and accounted for 10.2% of our total purchases. Our top five customers accounted for 52%, 52%, and 48% of consolidated net sales in 2015, 2014 and 2013, respectively.

10. Quarterly Results of Operations (Unaudited)

The following table presents summarized quarterly results for 2015:

	First	Second	Third	Fourth

Net sales	$92,691	$91,970	$97,653	$99,776
Gross profit	6,357	6,425	6,880	6,911
Net income	1,303	1,362	1,553	1,612

Basic net income per common share	$0.28	$0.29	$0.34	$0.35
Diluted net income per common share	$0.28	$0.29	$0.33	$0.35

The following table presents summarized quarterly results for 2014:

	First	Second	Third	Fourth

Net sales	$71,730	$84,399	$90,506	$94,123
Gross profit	5,538	6,138	6,176	6,957
Net income	1,059	1,483	1,369	1,849

Basic net income per common share	$0.23	$0.33	$0.29	$0.39
Diluted net income per common share	$0.23	$0.32	$0.29	$0.39

Wayside Technology Group, Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

(Amounts in thousands)

Description	Beginning Balance	Charged to Cost and Expense	Deductions	Ending Balance

Year ended December 31, 2013
Allowances for accounts receivable	$1,586	$188	$345	$1,429
Reserve for inventory obsolescence	$27	$5	$16	$16
Year ended December 31, 2014
Allowances for accounts receivable	$1,429	$189	$(201)	$1,819
Reserve for inventory obsolescence	$10	$6	$12	$10

Year ended December 31, 2015
Allowances for accounts receivable	$1,819	$(181)	$(30)	$1,668
Reserve for inventory obsolescence	$10	$13	$7	$16