Form 10-Q
period 2016-03-31
Wayside Technology Group, Inc.
filed 2016-05-05
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

There were 4,781,725 outstanding shares of common stock, par value $.01 per share, (“Common Stock”) as of April 29, 2016, not including 502,775 shares classified as treasury stock.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$24,290	$23,823
Accounts receivable, net of allowances of $1,877 and $1,668, respectively	55,583	58,965
Inventory, net	2,387	1,954
Prepaid expenses and other current assets	1,139	989
Deferred income taxes	261	260
Total current assets	83,660	85,991

Equipment and leasehold improvements, net	334	362
Accounts receivable-long-term	6,808	7,386
Other assets	139	82
Deferred income taxes	253	261
	$91,194	$94,082

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$52,667	$55,423
Total current liabilities	52,667	55,423

Commitments and contingencies

Stockholders’ equity
Common Stock, $.01 par value; 10,000,000 shares authorized, 5,284,500 shares issued; 4,808,585 and 4,700,812 shares outstanding, respectively	53	53
Additional paid-in capital	31,868	32,540
Treasury stock, at cost, 475,915 and 583,688 shares, respectively	(10,092)	(10,296)
Retained earnings	18,026	17,813
Accumulated other comprehensive loss	(1,328)	(1,451)
Total stockholders’ equity	38,527	38,659
	$91,194	$94,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

(Amounts in thousands, except per share data)

	Three months ended
	March 31,
	2016	2015
Net sales	$93,323	$92,691

Cost of sales	87,370	86,335

Gross profit	5,953	6,356

Selling, general and administrative expenses	4,460	4,466

Income from operations	1,493	1,890

Other income:
Interest, net	64	98

Foreign currency transaction loss	—	(1)

Income before provision for income taxes	1,557	1,987

Provision for income taxes	528	684

Net income	$1,029	$1,303

Income per common share — Basic	$0.23	$0.28

Income per common share —Diluted	$0.22	$0.28

Weighted average common shares outstanding — Basic	4,565	4,690

Weighted average common shares outstanding — Diluted	4,580	4,718

Dividends paid per common share	$0.17	$0.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three months ended
	March 31,
	2016	2015
Net income	$1,029	$1,303

Other comprehensive income ( loss), net of tax:
Foreign currency translation adjustment	123	(609)
Other comprehensive income (loss)	123	(609)

Comprehensive income	$1,152	$694

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Treasury		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Total

Balance at December 31, 2015	5,284,500	$53	$32,540	583,688	$(10,296)	$17,813	$(1,451)	$38,659
Net income						1,029		1,029
Translation adjustment							123	123
Dividends paid						(816)		(816)
Share-based compensation expense			399					399
Restricted stock grants			(1,114)	(160,350)	1,114			—
Tax benefit from share-based compensation			43					43
Treasury stock repurchased				52,577	(910)			(910)
Balance at March 31, 2016	5,284,500	$53	31,868	475,915	$(10,092)	$18,026	$(1,328)	$38,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three months ended
	March 31,
	2016	2015

Cash flows from operating activities
Net income	$1,029	$1,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	54	60
Deferred income tax expense	8	1
Provision for doubtful accounts receivable	—	3
Share-based compensation expense	399	267
Changes in operating assets and liabilities:
Accounts receivable	4,332	4,987
Inventory	(418)	(713)
Prepaid expenses and other current assets	(143)	(416)
Accounts payable and accrued expenses	(2,901)	(4,004)
Other assets	(58)	40
Net cash provided by operating activities	2,302	1,528

Cash flows used in investing activities	(24)	(40)
Purchase of equipment and leasehold improvements	(24)	(40)
Net cash used in investing activities

Cash flows used in financing activities	(816)	(827)
Dividends paid	(910)	(2,543)
Purchase of treasury stock	44	70
Tax benefit from share-based compensation	—	325
Proceeds from stock option exercises	(1,682)	(2,975)
Net cash used in financing activities
	(129)	(272)
Effect of foreign exchange rate on cash
	467	(1,759)
Net increase (decrease) in cash and cash equivalents	23,823	23,124
Cash and cash equivalents at beginning of period	$24,290	$21,365
Cash and cash equivalents at end of period

Supplementary disclosure of cash flow information:
Income taxes paid	$313	$532

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2016

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

The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, stock-based compensation, and contingencies and litigation. The Company bases its estimates on its historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the opinion of the Company’s management, all adjustments that are of a normal recurring nature, considered necessary for fair presentation, have been included in the accompanying financial statements. The Company’s actual results may differ from these estimates under different assumptions or conditions. The unaudited condensed consolidated statements of earnings for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities Exchange Commission for the year ended December 31, 2015.

2.             In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued Accounting Standards Update ASU 2015-14 (“ASU 2015-14”) ASU No. 2015-14 which deferred the effective date of the new standard by one year. Along with the deferral of the effective date, ASU No. 2015-14 allows early application as of the original effective date. Entities are allowed to transition to the new standard by either recasting prior periods or recognizing the cumulative effect as of the beginning of the period of adoption. The standard and related amendments will be effective for the Company for its annual reporting period beginning January 1, 2018, including interim periods within that reporting period. The Company is currently evaluating the newly issued guidance, including which transition approach will be applied and the estimated impact it will have on our consolidated financial statements

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, “Simplifying the Measurement of Inventory (Topic 330)”, (“ASU 2015-11”). Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market, with market value represented by replacement cost, net realizable value or net realizable value less a normal profit margin. The amendments in ASU 2015-11 require an entity to measure inventory at the lower of cost or net realizable value. ASU 2015-11 is effective for reporting periods beginning after December 15, 2016. We do not expect the adoption of this new accounting pronouncement, will have a significant impact on our financial on our consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update 2015-17 (“ASU 2015-17”) to simplify the presentation of deferred taxes. This amendment requires that all deferred tax assets and liabilities, along with any related valuation allowances, be classified as noncurrent on the balance sheet.  Adoption of this standard is

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(Amounts in tables in thousands, except share and per share amounts)

required for annual periods beginning after December 15, 2016. We do not expect the adoption of ASU 2015-17 will have a significant impact on our consolidated financial statements and related disclosures. In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently assessing the potential impact of adopting ASU 2016-09 on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 supersedes the lease guidance under FASB Accounting Standards Codification (“ASC”) Topic 840, Leases, resulting in the creation of FASB ASC Topic 842, Leases. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for both finance and operating leases. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the potential impact of adopting ASU 2016-02 on its consolidated financial statements.

3.             Assets and liabilities of the Company’s foreign subsidiaries have been translated at current exchange rates, and related sales and expenses have been translated at average rates of exchange in effect during the period. The sales from our Canadian operations for the first quarter of 2016 were $6.6 million as compared to $5.6 million in the first quarter of 2015.

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

March 31, 2016

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

6.             The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value at March 31, 2016 and December 31, 2015 because of the relative short maturity of these instruments. The Company’s accounts receivable long-term is discounted to their present value at prevailing market rates so the balances approximate fair value.

7.              Balance Sheet Detail:

Equipment and leasehold improvements consist of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

Equipment	$2,946	$2,924
Leasehold improvements	575	572
	3,521	3,496
Less accumulated depreciation and amortization	(3,187)	(3,134)
	$334	$362

Accounts payable and accrued expenses consist of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

Trade accounts payable	$50,107	$52,808
Accrued expenses	2,560	2,615
	$52,667	$55,423

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(Amounts in tables in thousands, except share and per share amounts)

Accumulated other comprehensive loss consists of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

Foreign currency translation adjustment	$(1,328)	$(1,451)
	$(1,328)	$(1,451)

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

Among other affirmative covenants set forth in the Loan Agreement, the Company must maintain (i) a ratio of Total Liabilities to Tangible Net Worth (each as defined in the Loan Agreement) of not greater than 2.50 to 1.00, to be tested quarterly and (ii) a minimum Debt Service Coverage Ratio (as defined in the Loan Agreement) of 2.00 to 1.00.  Additionally, the Loan Agreement contains negative covenants related to, among other items, prohibitions against the creation of certain liens, engaging in any business activities substantially different than those currently engaged in by the Company, and paying dividends on the Company’s stock other than (i) dividends payable in its stock and (ii) cash dividends in amounts and frequency consistent with past practice, without first securing the written consent of Citibank. The Company is in compliance with all covenants at March 31, 2016.

At March 31, 2016, the Company had no borrowings outstanding under the Credit Facility.

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

March 31, 2016

(Amounts in tables in thousands, except share and per share amounts)

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	Three months ended
	March 31,
	2016	2015
Numerator:
Net income	$1,029	$1,303
Denominator:
Weighted average shares (Basic)	4,565	4,690
Dilutive effect of outstanding options and non-vested shares of restricted stock	15	28

Weighted average shares including assumed conversions (Diluted)	4,580	4,718

Basic income per share	$0.23	$0.28
Diluted income per share	$0.22	$0.28

10.          The Company had two major vendors that accounted for 31.2% and 10.0%, respectively, of total purchases during the three months ended March 31, 2016. The Company had two major vendors that accounted for 25.6% and 10.0%, respectively, of total purchases during the three months ended March 31, 2015. The Company had two major customers that accounted for 21.4% and 20.5%, respectively, of its total net sales during the three months ended March 31, 2016. These same customers accounted for 26.1% and 16.7%, respectively, of total net accounts receivable as of March 31, 2016. The Company had two major customers that accounted for 18.5% and 17.8%, respectively, of its total net sales during the three months ended March 31, 2015.

11.          The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Company has identified its federal consolidated tax return and its state tax return in New Jersey and its Canadian tax return as major tax jurisdictions. As of March  31, 2016 the Company’s 2012 through 2015 Federal tax returns remain open for examination, as the Company recently concluded an Internal Revenue Service examination for the 2011 and 2012 tax years. This examination resulted in no change to the previously filed Federal corporate tax returns.  The Company’s New Jersey and Canadian

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(Amounts in tables in thousands, except share and per share amounts)

tax returns are open for examination for the years 2012 through 2015. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that it has appropriate support for the income tax positions it takes and expects to take on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

The effective tax rate for the three months ended March 31, 2016 was 33.9% compared to 34.5% for the same period last year.

12.          The 2012 Stock-Based Compensation Plan (the “2012 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2012 Plan was 600,000.  As of March 31, 2016, the number of shares of Common stock available for future award grants to employees and directors under the 2012 Plan is 313,963.

The 2006 Stock-Based Compensation Plan (the “2006 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses, and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2006 Plan was 800,000. As of March 31, 2016, there are no shares of Common Stock available for future award grants to employees and directors under the 2006 Plan.

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

March 31, 2016

(Amounts in tables in thousands, except share and per share amounts)

During 2015, the Company granted a total of 44,000 shares of Restricted Stock to officers. These shares of Restricted Stock vest over sixteen equal quarterly installments.  In 2015, a total of 4,465 shares of Restricted Stock were forfeited as a result of officers and employees terminating employment with the Company.

During 2016, the Company granted a total of 160,350 shares of Restricted Stock to officers and employees. These shares of Restricted Stock vest between sixteen and twenty equal quarterly installments.

A summary of nonvested shares of Restricted Stock awards outstanding under the Company’s the 2012 Plan and 2006 Plan as of March 31, 2016, and changes during the three months then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2016	123,329	$16.34
Granted in 2016	160,350	16.99
Vested in 2016	(27,841)	14.33
Forfeited in 2016	—	—
Nonvested shares at March 31, 2016	255,838	$15.22

As of March 31, 2016, there is approximately $3.9 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.6 years.

For the three months ended March 31, 2016 and 2015, the Company recognized share-based compensation cost of $0.4 million and $0.3 million, respectively, which is included in the Company’s general and administrative expense.

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

March 31, 2016

(Amounts in tables in thousands, except share and per share amounts)

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

The following segment reporting information of the Company is provided:

	Three months ended
	March 31,
	2016	2015
Revenue:
Lifeboat Distribution	$86,340	$82,945
TechXtend	6,983	9,746
	93,323	92,691
Gross Profit:
Lifeboat Distribution	$5,153	$5,234
TechXtend	800	1,122
	5,953	6,356
Direct Costs:
Lifeboat Distribution	$1,818	$1,777
TechXtend	504	594
	2,322	2,371
Segment Income:
Lifeboat Distribution	$3,335	$3,457
TechXtend	296	528
Segment Income	3,631	3,985

General and administrative	$2,138	$2,095
Interest, net	64	98
Foreign currency translation (loss)	—	(1)
Income before taxes	$1,557	$1,987

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(Amounts in tables in thousands, except share and per share amounts)

	As of March 31, 2016	As of December 31, 2015
Selected Assets By Segment:
Lifeboat Distribution	$45,807	$45,300
TechXtend	18,972	23,005
Segment Select Assets	64,779	68,305
Corporate Assets	26,415	25,777
Total Assets	$91,194	$94,082

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of risk and uncertainties, including those set forth under the heading “Certain Factors Affecting Results of Operations and Stock Price” and elsewhere in this report and those set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the accompanying unaudited  condensed consolidated financial statements and related notes included in this report and the consolidated financial statements and related notes included in our 2015 Annual Report on Form 10-K.

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

The Company’s sales, gross profit, and results of operations have fluctuated and are expected to continue to fluctuate on a quarterly basis as a result of a number of factors, including but not limited to: the condition of the software industry in general, shifts in demand for software products, pricing, level of extended payment terms sales transactions, industry shipments of new software products or upgrades, the timing of new merchandise and catalog offerings, fluctuations in response rates, fluctuations in merchandise returns, adverse weather conditions that affect response, distribution or shipping, shifts in the timing of holidays, and changes in the Company’s product offerings. The Company’s operating expenditures are based on sales forecasts. If sales do not meet expectations in any given quarter, operating results may be materially adversely affected.

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Three months ended March 31,
	2016	2015
Net sales	100%	100%
Cost of sales	93.6	93.1
Gross profit	6.4	6.9
Selling, general and administrative expenses	4.8	4.9
Income from operations	1.6	2.0
Interest income, net	0.1	0.1
Income before income taxes	1.7	2.1
Provision for income taxes	0.6	0.7
Net income	1.1%	1.4%

Net Sales

Net sales for the first quarter ended March 31, 2016 increased 1% or $0.6 million to $93.3 million compared to $92.7 million for the same period in 2015. Total sales for the first quarter of 2016 for our Lifeboat Distribution segment were $86.3 million compared to $82.9 million in the first quarter of 2015, representing an increase of $3.4 million or 4%. Total sales for the first quarter of 2016 for our TechXtend segment were $7.0 million compared to $9.7 million in the first quarter of 2015, representing a decrease of $2.8 million or 28%.

The 4% increase in net sales for the Lifeboat Distribution segment was mainly a result of the addition of several key product lines and our ongoing strategy of strengthening of our account penetration. This was offset in part by lower sales to one of our key accounts. The 28% decrease in net sales in the TechXtend segment was primarily due to a decrease of $2.2 million in extended payment terms sales transactions and lower hardware sales of $0.4 million as compared to the first quarter ended March 31, 2015.

Gross Profit

Gross Profit for the first quarter ended March 31, 2016 was $6.0 million, a 6% decrease as compared to $6.4 million for the first quarter of 2015. Gross profit for our Lifeboat segment in the first quarter of 2016 was approximately $5.2 million compared to approximately $5.2 million for the first quarter of 2015, representing a 2% decrease.  Gross profit for our TechXtend segment in the first quarter of 2016 was $0.8 million compared to $1.1 million for the first quarter of 2015, representing a 29% decrease. This decrease for the TechXtend segment was primarily due to the decreased sales volume in the current year.

Gross profit margin (gross profit as a percentage of net sales) for the first quarter ended March 31, 2016 was 6.4% compared to 6.9% for the first quarter of 2015.  Gross profit margin for our Lifeboat Distribution segment for the first quarter of 2016 was 6.0% compared to 6.3% for the first quarter of 2015. The decrease in gross profit margin for the Lifeboat Distribution segment was primarily caused by a program change by one of our main vendors, causing gross margins to decline by 2.7% for that line. Gross profit margin for our TechXtend segment for the first quarter of 2016 was essentially flat at 11.5% compared to 11.5% for the first quarter of 2015.

Vendor rebates and discounts for the quarter ended March 31, 2016 amounted to $0.5 million compared to $0.6 million for the first quarter of 2015.  Vendor rebates are dependent on reaching certain targets set by our vendors. Vendors have been periodically substantially increasing their target revenues for rebate eligibility.  The Company monitors gross profits and gross profit margins carefully. Price competition in our market continued in 2016. We anticipate that margins, as well as discounts and rebates, for the remainder of the year will continue to be affected by this current trend.  To the extent that the Company finances larger transactions with extended payment terms, as anticipated, gross margins also will be negatively impacted.

Selling, General and Administrative Expenses

Total selling, general, and administrative (“SG&A”) expenses for the first quarter of 2016 was essentially flat at $4.5 million compared to the first quarter of 2015. As a percentage of net sales, SG&A expenses for first quarter of 2016 were 4.8% compared to 4.9% for the first quarter of 2015.

Direct selling costs (a component of SG&A) for the first quarter of 2016 were $2.3 million compared to $2.4 million for the first quarter of 2015. Total direct selling costs for our Lifeboat Distribution segment for the first quarter of 2016 was essentially flat at $1.8 million compared to the same period in 2015.  Total direct selling costs for our TechXtend segment for the first quarter of 2016 were $0.5 million compared to $0.6 million for the same period in 2015.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary by quarter depending on changes in sales volume, and levels of continuing investments in employee headcount and marketing. We plan to continue our investments in our Lifeboat Distribution segment and to monitor our SG&A expenses closely.

Income Taxes

For the three months ended March 31, 2016, the Company recorded a provision for income taxes of $0.5 million or 33.9% of income, compared to $0.7 million or 34.5% of income for the same period in 2015.

Liquidity and Capital Resources

During the first three months of 2016 our cash and cash equivalents increased by $0.5 million to $24.3 million at March 31, 2016, from $23.8 million at December 31, 2015. During the first three months of 2016, net cash provided by operating activities amounted to $2.3 million, net cash used in investing activities amounted to less than $0.1 million and net cash used in financing activities amounted to $1.7 million.

Net cash provided by operating activities in the first the three months of 2016 was $2.3 million and primarily resulted from $1.5 million in net income excluding non-cash charges, a $4.3 million decrease in accounts receivable offset in part by a decrease of $2.9 million in accounts payable and accrued expenses an increase of $0.4 million in inventory and an increase of $0.1 million in prepaid and other current assets. The decreases in accounts receivable, accounts payable and accrued expenses were mainly due to lower sales volume, in the first quarter of 2016 compared to the fourth quarter of 2015.

Net cash used in investing activities in the first three months of 2016 amounted to less than $0.1 million. This was the result of capital expenditures of less than $0.1 million.

Net cash used in financing activities in the first three months of 2016 amounted to $1.7 million. This consisted primarily of dividends paid of $0.8 million and treasury stock repurchases of $0.9 million.

The Company’s current and anticipated use of its cash and cash equivalents is, and will continue to be, to fund working capital, operational expenditures, the Common Stock repurchase program and dividends if declared by the board of directors.

On January 4, 2013, the Company entered into a $10,000,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Business Loan Agreement, Promissory Note (the “Note”), Commercial Security Agreements and Commercial Pledge Agreement (the “Pledge Agreement”). The Credit Facility, which will be used for business and working capital purposes, including financing of larger extended payment terms sales transactions which may become a more significant portion of the Company’s net sales. On December 18,2015, the Company signed an extension to this agreement which extended the maturity date to January 31,2019 with all other terms remaining the same (See Note 8 in the Notes to our Condensed Consolidated Financial Statements). As of March 31, 2016, there were no borrowings outstanding on the Credit Facility.

We believe that the funds held in cash and cash equivalents and our unused borrowings on our credit facility will be sufficient to fund our working capital and cash requirements for at least the next 12 months.

Contractual Obligations as of March 31, 2016 are summarized as follows: (000’s)

Payment due by Period	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt obligations	—	—	—	—	—
Capital Lease obligations	—	—	—	—	—
Operating Lease obligations (1)	$4,826	$484	$1,265	$811	$2,266
Purchase Obligations	—	—	—	—	—
Other Long term Obligations reflected on the Company’s Balance Sheet under GAAP	—	—	—	—	—
Total Contractual Obligations	$4,826	$484	$1,265	$811	$2,266

(1)  Operating leases relate primarily to the leases of the space used for our operations in Shrewsbury and Eatontown, New Jersey, Mesa Arizona Mississauga, Canada and Amsterdam, Netherlands. The commitments for operating leases include the minimum rent payments.

As of March 31, 2016, the Company has no borrowings outstanding under lines of credit and no commitments relating to standby letters of credit, and has no standby repurchase obligations or other commercial commitments (see Note 8 in the Notes to our Consolidated Financial Statements).

Foreign Exchange

The Company’s Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. We are subject to fluctuations primarily in the Canadian Dollar-to-U.S. Dollar exchange rate.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Substantial risks and uncertainties unknown at this time could cause actual results to differ materially from those indicated by such forward-looking statements, including, but not limited to, the continued acceptance of the Company’s distribution channel by vendors and customers, the timely availability and acceptance of new products, product mix, market conditions, competitive pricing pressures, contribution of key vendor relationships and support programs, including vendor rebates and discounts, as well as factors that affect the software industry in general and other factors generally. We strongly urge current and prospective investors to carefully consider the cautionary statements and risk factors contained in this report and our annual report on Form 10-K for the year ended December 31, 2015.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In addition to its activities in the United States, 7.0% of the Company sales during the three months ended March 31, 2016 were generated in Canada. We are subject to general risks attendant to the conduct of business in Canada, including economic uncertainties and foreign government regulations. In addition, the Company’s Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Foreign Currency Transactions Gain (Loss).”

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the repurchase of Common Stock by the Company and its affiliated purchasers during the first quarter of 2016.

ISSUER PURCHASE OF EQUITY SECURITIES

	Total Number of Shares		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Period	Purchased		(2)	Programs	(3)	(4)(5)

January 1, 2016- January 31, 2016	6,061		$18.29	6,061	$18.29	451,901
February 1, 2016- February 29, 2016	27,024	(1)	17.41	16,935	17.33	434,966
March 1, 2016- March 31, 2016	19,492		16.87	19,492	16.87	415,474
Total	52,577		$17.31	42,488	$17.35	415,474

(1) Includes 10,089 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (4) below.

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

(5)  On February 2, 2016, the Board of Directors approved, and on March 4, 2016, the Company entered into a written purchase plan intended to comply with the requirements of Rule 10b5-1 under the Exchange Act, as amended (the “Plan”).  Purchases involving shares of the Company’s Common Stock under the Plan commenced March 7, 2016, and the Plan is intended to be in effect until August 31, 2016.  Pursuant to the Plan, the Company’s broker shall effect purchases of up to an aggregate of 400,000 shares of Common Stock.

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

101                           The following financial information from Wayside Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 5, 2016, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Earnings, (3) Condensed Consolidated Statements of Stockholders’ Equity, (4) Condensed Consolidated Statements of Comprehensive Income, (5) Condensed Consolidated Statements of Cash Flows, and (6) the Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAYSIDE TECHNOLOGY GROUP, INC

5/5/2016	By:	/s/ Simon F. Nynens
Date		Simon F. Nynens, Chairman of the Board, President and Chief Executive Officer

5/5/2016	By:	/s/ Kevin T. Scull
Date		Kevin T. Scull, Vice President and Chief Accounting Officer