Form 10-Q
period 2016-06-30
Wayside Technology Group, Inc.
filed 2016-08-08
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 4,735,295 outstanding shares of common stock, par value $.01 per share, (“Common Stock”) as of July 29, 2016, not including 549,205 shares classified as treasury stock.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,576	$23,823
Accounts receivable, net of allowances of $2,087 and $1,668 in 2016 and 2015, respectively	61,763	58,965
Inventory, net	2,133	1,954
Prepaid expenses and other current assets	1,270	989
Deferred income taxes	243	260
Total current assets	89,985	85,991

Equipment and leasehold improvements, net	466	362
Accounts receivable-long-term	5,908	7,386
Other assets	132	82
Deferred income taxes	244	261
	$96,735	$94,082
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$58,114	$55,423
Total current liabilities	58,114	55,423

Commitments and Contingencies

Stockholders’ equity:
Common Stock, $.01 par value; 10,000,000 shares authorized; 5,284,500 shares issued; 4,748,553 and 4,700,812 shares outstanding in 2016 and 2015, respectively	53	53
Additional paid-in capital	32,320	32,540
Treasury stock, at cost, 535,947 and 583,688 shares in 2016 and 2015, respectively	(11,118)	(10,296)
Retained earnings	18,747	17,813
Accumulated other comprehensive loss	(1,381)	(1,451)
Total stockholders’ equity	38,621	38,659
	$96,735	$94,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

(Amounts in thousands, except per share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2016	2015	2016	2015

Net sales	$198,580	$184,662	$105,257	$91,970

Cost of sales	185,628	171,880	98,257	85,545

Gross profit	12,952	12,782	7,000	6,425

Selling, general, and administrative expenses	9,216	8,916	4,756	4,449

Income from operations	3,736	3,866	2,244	1,976

Other income:
Interest, net	125	197	61	99

Foreign currency transaction loss	(3)	(5)	(3)	(4)

Income before provision for income taxes	3,858	4,058	2,302	2,071

Provision for income taxes	1,303	1,394	775	710

Net income	$2,555	$2,664	$1,527	$1,361

Income per common share-Basic	$0.56	$0.57	$0.34	$0.29

Income per common share-Diluted	$0.56	$0.57	$0.34	$0.29

Weighted average common shares outstanding — Basic	4,545	4,665	4,524	4,640

Weighted average common shares outstanding — Diluted	4,557	4,689	4,535	4,663

Dividends paid per common share	$0.34	$0.34	$0.17	$0.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Six months ended		Three months ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income	$2,555	$2,664	$1,527	$1,361

Other comprehensive income (loss) , net of tax:
Foreign currency translation adjustment	70	(462)	(53)	146
Other comprehensive income (loss)	70	(462)	(53)	146

Comprehensive income	$2,625	$2,202	$1,474	$1,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	(loss) income	Total
Balance at January 1, 2016	5,284,500	$53	$32,540	583,688	$(10,296)	$17,813	$(1,451)	$38,659
Net income	—	—	—	—	—	2,555	—	2,555
Translation adjustment	—	—	—	—	—	—	70	70
Dividends paid	—	—	—	—	—	(1,621)	—	(1,621)
Share-based compensation expense	—	—	839	—	—	—	—	839
Restricted stock grants (net of forfeitures)	—	—	(1,137)	(161,883)	1,137	—	—	—
Tax benefit from share-based compensation	—	—	78	—	—	—	—	78
Treasury shares repurchased	—	—	—	114,142	(1,959)	—	—	(1,959)
Balance at June 30, 2016	5,284,500	$53	$32,320	535,947	$(11,118)	$18,747	$(1,381)	$38,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six months ended
	June 30,
	2016	2015
Cash flows from operating activities
Net income	$2,555	$2,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	108	122
Provision for doubtful accounts receivable	—	6
Deferred income tax expense	33	42
Share-based compensation expense	839	534
Changes in operating assets and liabilities:
Accounts receivable	(985)	6,515
Inventory	(165)	(870)
Prepaid expenses and other current assets	(276)	(321)
Accounts payable and accrued expenses	2,610	(8,930)
Other assets	(50)	46
Net cash provided by ( used in) operating activities	4,669	(192)

Cash flows used in investing activities
Purchase of equipment and leasehold improvements	(210)	(105)
Net cash used in investing activities	(210)	(105)

Cash flows used in financing activities
Purchase of treasury stock	(1,959)	(2,776)
Proceeds from stock option exercises	—	574
Tax benefit from share-based compensation	78	135
Dividends paid	(1,621)	(1,637)
Net cash used in financing activities	(3,502)	(3,704)

Effect of foreign exchange rate on cash	(204)	(245)

Net increase in cash and cash equivalents	753	(4,246)
Cash and cash equivalents at beginning of year	23,823	23,124
Cash and cash equivalents at end of year	$24,576	$18,878

Supplementary disclosure of cash flow information:
Income taxes paid	$1,207	$1,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2016

(Amounts in tables in thousands, except share and per share amounts)

1.The accompanying unaudited condensed consolidated financial statements of Wayside Technology Group, Inc. and its subsidiaries (collectively, the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete audited financial statements.

The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, stock-based compensation, and contingencies and litigation. The Company bases its estimates on its historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the opinion of the Company’s management, all adjustments that are of a normal recurring nature, considered necessary for fair presentation, have been included in the accompanying financial statements. The Company’s actual results may differ from these estimates under different assumptions or conditions. The unaudited condensed consolidated statements of earnings for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities Exchange Commission for the year ended December 31, 2015.

2.In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued Accounting Standards Update ASU 2015-14 (“ASU 2015-14”) which deferred the effective date of the new standard by one year. Along with the deferral of the effective date, ASU No. 2015-14 allows early application as of the original effective date. Entities are allowed to transition to the new standard by either recasting prior periods or recognizing the cumulative effect as of the beginning of the period of adoption. The standard and related amendments will be effective for the Company for its annual reporting period beginning January 1, 2018, including interim periods within that reporting period. The Company is currently evaluating the newly issued guidance, including which transition approach will be applied and the estimated impact it will have on our consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, "Simplifying the Measurement of Inventory (Topic 330)", ("ASU 2015-11"). Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market, with market value represented by replacement cost, net realizable value or net realizable value less a normal profit margin. The amendments in ASU 2015-11 require an entity to measure inventory at the lower of cost or net realizable value. ASU 2015-11 is effective for reporting periods beginning after December 15, 2016. We do not expect the adoption of this new accounting pronouncement, will have a significant impact on our consolidated financial statements.

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

In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently assessing the potential impact of adopting ASU 2016-09 on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 supersedes the lease guidance under FASB Accounting Standards Codification ("ASC") Topic 840, Leases, resulting in the creation of FASB ASC Topic 842, Leases. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for both finance and operating leases. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the potential impact of adopting ASU 2016-02 on its consolidated financial statements.

3.Assets and liabilities of the Company’s foreign subsidiaries have been translated at current exchange rates, and related sales and expenses have been translated at average rates of exchange in effect during the period. The sales from our Canadian operations in the first six months of 2016 were $13.5 million as compared to $11.0 million for the first six months of 2015. The sales from our Canadian operations for the second quarter of 2016 were $6.9 million as compared to $5.4 million for the second quarter of 2015.

4.Cumulative translation adjustments have been classified within accumulated other comprehensive income, which is a separate component of stockholders’ equity in accordance with FASB ASC Topic 220, “Comprehensive Income.”

5.Revenue on product (software and hardware) and maintenance agreement sales are recognized once four criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed and determinable, (3) delivery (software and hardware) or fulfillment (maintenance) has occurred, and (4) there is reasonable assurance of collection of the sales proceeds.  Revenues from the sales of hardware products, software products and licenses and maintenance agreements are recognized on a gross basis with the selling price to the customer recorded as sales and the acquisition cost of the product recorded as cost of sales.

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

6.The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value at June 30, 2016 and December 31, 2015 because of the relative short maturity of these instruments. The Company’s accounts receivable long-term is discounted to their present value at prevailing market rates so the balances approximate fair value.

7.Balance Sheet Detail:

Equipment and leasehold improvements consist of the following as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
Equipment	$3,119	$2,924
Leasehold improvements	587	572
	3,706	3,496
Less accumulated depreciation and amortization	(3,240)	(3,134)
	$466	$362

Accounts payable and accrued expenses consist of the following as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
Trade accounts payable	$55,388	$52,808
Accrued expenses	2,726	2,615
	$58,114	$55,423

Accumulated other comprehensive loss consists of the following as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
Foreign currency translation adjustments	$(1,381)	$(1,451)
	$(1,381)	$(1,451)

8.The Company entered into a $10,000,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Business Loan Agreement (the “Loan Agreement”), Promissory Note (the “Note”), Commercial Security Agreements (the “Security Agreements”) and Commercial Pledge Agreement (the “Pledge Agreement”).  The Credit Facility matures on January 31, 2019, at which time the Company must pay this loan in one payment of any outstanding principal plus all accrued unpaid interest. The interest rate for any borrowings under the Credit Facility is subject to change from time to time based on the changes in an independent index which is the LIBOR Rate (the “Index”).  If the Index becomes unavailable during the term of this loan, Citibank may designate a substitute index after notifying the Company.  Interest on the unpaid principal balance of the Note will be calculated using a rate of 1.500 percentage points over the Index.  The Credit Facility is secured by the assets of the Company.

Among other affirmative covenants set forth in the Loan Agreement, the Company must maintain (i) a ratio of Total Liabilities to Tangible Net Worth (each as defined in the Loan Agreement) of not greater than 2.50 to 1.00, to be tested quarterly and (ii) a minimum Debt Service Coverage Ratio (as defined in the Loan Agreement) of 2.00 to 1.00.  Additionally, the Loan Agreement contains negative covenants related to, among other items, prohibitions against the creation of certain liens, engaging in any business activities substantially different than those currently engaged in by the Company, and paying dividends on the Company’s stock other than (i) dividends payable in its stock and (ii) cash dividends in amounts and frequency consistent with past practice, without first securing the written consent of Citibank. The Company is in compliance with all covenants at June 30, 2016.

At June 30, 2016, the Company had no borrowings outstanding under the Credit Facility.

9.Basic Earnings Per Share (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted average number of shares of Common Stock outstanding during the period.  Diluted EPS is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding, adjusted for potentially dilutive securities including unexercised stock option grants and nonvested shares of restricted stock.

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	Six months ended		Three months ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net income	$2,555	$2,664	$1,527	$1,361
Denominator:
Weighted average shares (Basic)	4,545	4,665	4,524	4,640
Dilutive effect of outstanding options and nonvested shares of restricted stock	12	24	11	23

Weighted average shares including assumed conversions (Diluted)	4,557	4,689	4,535	4,663

Basic net income per share	$0.56	$0.57	$0.34	$0.29
Diluted net income per share	$0.56	$0.57	$0.34	$0.29

10.The Company had two major vendors that accounted for 23.9% and 10.0%, respectively, of total purchases during the six months ended June 30, 2016, and 17.4% and 10.2% of total purchases for the three months ended June 30, 2016. The Company had three major vendors that accounted for 23.3%, 10.2% and 9.3%, respectively, of total purchases during the six months ended June 30, 2015, and 20.9%, 10.4% and 10.2% of total purchases for the three months ended June 30, 2015. The Company had two major customers that accounted for 18.9% and 17.9%, respectively, of its total net sales during the six months ended June 30, 2016, and 17.5%, and 14.7% of total net sales for the three months ended June 30, 2016. These same customers accounted for 10.6% and 19.0%, respectively, of total net accounts receivable as of June 30, 2016.  The Company had two major customers that accounted for 17.9% and 17.8%, respectively, of its total net sales during the six months ended June 30, 2015, and 17.9%, and 17.0% of total net sales for the three months ended June 30, 2015.

11.The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Company has identified its federal consolidated tax return and its state tax return in New Jersey and its Canadian tax return as major tax jurisdictions. As of June 30, 2016 the Company’s 2012 through 2015 Federal tax returns remain open for examination, as the Company recently concluded an Internal Revenue Service examination for the 2011 and 2012 tax years. This examination resulted in no change to the previously filed Federal corporate tax returns.  The Company’s New Jersey and Canadian tax returns are open for examination for the years 2012 through 2015. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that it has appropriate support for the income tax positions it takes and expects to take on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

The effective tax rate for each of  the six and three months ended June 30, 2016 was 33.7% compared to 34.4% and 34.3%, respectively, for the same period last year.

12.The 2012 Stock-Based Compensation Plan (the “2012 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2012 Plan was 600,000. As of June 30, 2016, the number of shares of Common stock available for future award grants to employees and directors under the 2012 Plan is 307,965.

The 2006 Stock-Based Compensation Plan (the “2006 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses, and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2006 Plan was 800,000. As of June 30, 2016, there are no shares of Common Stock available for future award grants to employees and directors under the 2006 Plan.

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

During 2016, the Company granted a total of 168,350 shares of Restricted Stock to officers, directors, and employees. These shares of Restricted Stock vest between one and twenty equal quarterly installments.  A total of 6,467 shares of Restricted Stock were forfeited as a result of officers and employees terminating employment with the Company.

A summary of nonvested shares of Restricted Stock awards outstanding under the Company’s the 2012 Plan and 2006 Plan as of June 30, 2016, and changes during the six months then ended is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested shares at January 1, 2016	123,329	$16.34
Granted in 2016	168,350	17.00
Vested in 2016	(57,893)	14.50
Forfeited in 2016	(6,467)	16.33
Nonvested shares at June 30, 2016	227,319	$15.34

As of June 30, 2016, there is approximately $3.5 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.5 years.

For the six months ended June 30, 2016 and 2015, the Company recognized share-based compensation cost of $0.8 million and $0.5 million respectively, which is included in the Company’s general and administrative expense.

13.FASB ASC Topic 280, “Segment Reporting,” requires that public companies report profits and losses and certain other information on their “reportable operating segments” in their annual and interim financial statements. The internal organization used by the public company’s Chief Operating Decision Maker (CODM) to assess performance and allocate resources determines the basis for reportable operating segments. The Company’s CODM is the Chief Executive Officer.

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

The following segment reporting information of the Company is provided:

	Six months ended		Three months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue:
Lifeboat Distribution	$175,999	$164,206	$89,659	$81,260
TechXtend	22,581	20,456	15,598	10,710
	198,580	184,662	105,257	91,970
Gross Profit:
Lifeboat Distribution	$10,699	$10,344	$5,547	$5,110
TechXtend	2,253	2,438	1,453	1,315
	12,952	12,782	7,000	6,425
Direct Costs:
Lifeboat Distribution	$3,596	$3,708	$1,778	$1,931
TechXtend	1,062	1,205	558	611
	4,658	4,913	2,336	2,542
Segment Income Before Taxes:
Lifeboat Distribution	$7,103	$6,636	$3,769	$3,179
TechXtend	1,191	1,233	895	704
Segment Income Before Taxes	8,294	7,869	4,664	3,883

General and administrative	4,558	$4,003	$2,420	$1,907
Interest income	125	197	61	99
Foreign currency translation	(3)	(5)	(3)	(4)
Income before taxes	$3,858	$4,058	$2,302	$2,071

	As of	As of
	June 30,	December 31,
Selected Assets By Segment:	2016	2015

Lifeboat Distribution	$40,524	$45,300
TechXtend	29,280	23,005
Segment Select Assets	69,804	68,305
Corporate Assets	26,931	25,777
Total Assets	$96,735	$94,082

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Six months ended		Three months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	100.0%	100%	100.0%	100%
Cost of sales	93.5	93.1	93.4	93.0
Gross profit	6.5	6.9	6.6	7.0
Selling, general and administrative expenses	4.6	4.8	4.5	4.8
Income from operations	1.9	2.1	2.1	2.2
Other income	0.1	0.1	0.1	0.1
Income before income taxes	2.0	2.2	2.2	2.3
Income tax provision	0.7	0.8	0.7	0.8
Net income	1.3%	1.4%	1.5%	1.5%

Net Sales

Net sales for the second quarter ended June 30, 2016 increased 14% or $13.3 million to $105.3 million compared to $92.0 million for the same period in 2015. Total sales for the second quarter of 2016 for our Lifeboat Distribution segment were $89.7 million compared to $81.3 million in the second quarter of 2015, representing an increase of $8.4 million or 10%. Total sales for the second quarter of 2016 for our TechXtend segment were $15.6 million compared to $10.7 million in the second quarter of 2015, representing an increase of $4.9 million or 46%.

The 10% increase in net sales for the Lifeboat Distribution segment was mainly a result of the addition of several key product lines and our ongoing strategy of strengthening of our account penetration. This was offset in part by lower sales to one of our key accounts. The 46% increase in net sales in the TechXtend segment was primarily due to an increase of $5.6 million in extended payment terms sales transactions as compared to the second quarter ended June 30, 2015.

For the six months ended June 30, 2016, net sales increased 8% or $13.9 million to $198.6 million compared to $184.7 million for the same period in 2015. Net sales for the six months ended June 30, 2016 for our Lifeboat Distribution segment increased 7% or $11.8 million to $176.0 million compared to $164.2 million for the same period in 2015.   Net sales for the six months ended June 30, 2016 for our TechXtend segment increased 10% or $2.1 million to $22.6 million compared to $20.5 million for the same period in 2015.

The 7% increase in net sales from our Lifeboat Distribution segment in the first six months of 2016 compared to the same period in 2015 was mainly a result of the addition of several key product lines and our ongoing strategy of strengthening of our account penetration. The 10% increase in net sales in the TechXtend segment was primarily due to an increase in extended payment terms sales transactions compared to the six months ended June 30, 2015.

Gross Profit

Gross Profit for the second quarter ended June 30, 2016 was $7.0 million, a 9% increase as compared to $6.4 million for the second quarter of 2015. Gross profit for our Lifeboat segment in the second quarter of 2016 was $5.5 million compared to $5.1 million for the second quarter of 2015, representing a 9% increase.  Gross profit for our TechXtend segment in the second quarter of 2016 was $1.5 million compared to $1.3 million for the second quarter of 2015, representing a 10% increase.

Gross profit margin (gross profit as a percentage of net sales) for the second quarter ended June 30, 2016 was 6.7% compared to 7.0% for the second quarter of 2015.  Gross profit margin for our Lifeboat Distribution segment for the second quarter of 2016 was 6.2% compared to 6.3% for the second quarter of 2015. The decrease in gross profit margin for the Lifeboat Distribution segment was primarily caused by a program change by one of our main vendors, causing gross margins to decline by 1.8% for that line. Gross profit margin for our TechXtend segment for the second quarter of 2016 was  9.3% compared to 12.3% for the second quarter of 2015. The decrease in gross profit margin for the TechXtend segment was primarily caused by the increase in extended payment sales transaction which carry lower margins.

For the six months ended June 30, 2016 gross profit increased 1% or $0.2 million to $13.0 million compared to $12.8 million for the same period in 2015. Lifeboat Distribution’s gross profit for the six months ended June 30, 2016 increased 3% to $10.7 million as compared to $10.3 million for the first six months of 2015. The increase in gross profit for the Lifeboat Distribution segment was primarily due to higher sales volume. TechXtend gross profit for the six months ended June 30, 2016 decreased by 8% to $2.3 million as compared to $2.4 million for the first six months of 2015. The decrease in gross profit margin for the TechXtend segment was primarily caused by the increase in extended payment sales transaction which carry lower margins.

Vendor rebates and discounts for each of  the six month period ended June 30, 2016 and 2015 amounted to $1.0 million.Vendor rebates are dependent on reaching certain targets set by our vendors. Vendors have been periodically substantially increasing their target revenues for rebate eligibility.  The Company monitors gross profits and gross profit margins carefully. Price competition in our market continued in 2016. We anticipate that margins, as well as discounts and rebates, for the remainder of the year will continue to be affected by this current trend.  To the extent that the Company finances larger transactions with extended payment terms, as anticipated, gross margins also will be negatively impacted.

Selling, General and Administrative Expenses

Total selling, general, and administrative (“SG&A”) expenses for the second quarter of 2016 were $4.8 million compared to $4.4 million for the second quarter of 2015, representing an increase of $0.3 million or 7%.  This increase is primarily the result of an increase in stock compensation and amounts accrued for bonus expense in 2016 compared to 2015. As a percentage of net sales, SG&A expenses for the second quarter of 2016 were 4.5% compared to 4.8% for the second quarter of 2015.

For the six months ended June 30, 2016, SG&A expenses were $9.2 million compared to $8.9 million in the same period in 2015, representing an increase of $0.3 million or 3%. This increase is primarily the result of an increase in stock compensation and amounts accrued for bonus expense in 2016 compared to 2015. As a percentage of net sales, SG&A expenses for the six months ended June 30, 2016 were 4.6% compared to 4.8% for the six months ended June 2015.

Direct selling costs (a component of SG&A) for the second quarter of 2016 were $2.3 million compared to $2.5 million for the second quarter of 2015. Total direct selling costs for our Lifeboat Distribution segment for the second quarter of 2016 were $1.8 million compared to $1.9 million for the same period in 2015. Total direct selling costs for our TechXtend segment for the second quarter of 2016 were approximately $0.6 million compared to approximately $0.6 million for the same period in 2015.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary by quarter depending on changes in sales volume, and levels of continuing investments in employee headcount and marketing. We plan to continue our investments in our Lifeboat Distribution segment and to monitor our SG&A expenses closely.

Income Taxes

For the three months ended June 30, 2016, the Company recorded a provision for income taxes of $0.8 million or 33.7% of income, compared to $0.7 million or 34.3% of income for the same period in 2015.

For the six months ended June 30, 2016, the Company recorded a provision for income taxes of $1.3 million or 33.7% of income, compared to $1.4 million or 34.4% of income for the same period in 2015.

Liquidity and Capital Resources

During the first six months of 2016 our cash and cash equivalents increased by $0.8 million to $24.6 million at June 30, 2016, from $23.8 million at December 31, 2015. During the first six months of 2016, net cash provided by operating activities amounted to $4.7 million, net cash used in investing activities amounted to $0.2 million and net cash used in financing activities amounted to $3.5 million.

Net cash provided by operating activities in the first six months of 2016 was $4.7 million and primarily resulted from $2.5 million in net income excluding non-cash charges, a $2.6 million increase in accounts payable and accrued expenses offset in part by an increase of $1.0 million in accounts receivable, an increase of $0.2 million in inventory and an increase of $0.3 million in prepaid and other current assets. The increases in accounts receivable, accounts payable and accrued expenses were mainly due to higher sales volume, in the second quarter of 2016 compared to the fourth quarter of 2015.

Net cash used in investing activities in the first six months of 2016 amounted to $0.2 million. This was the result of capital expenditures of  $0.2 million.

Net cash used in financing activities in the first six months of 2016 amounted to $3.5 million. This consisted primarily of dividends paid of $1.6 million and treasury stock repurchases of $2.0 million.

The Company’s current and anticipated use of its cash and cash equivalents is, and will continue to be, to fund working capital, operational expenditures, the Common Stock repurchase program and dividends if declared by the board of directors.

The Company entered into a $10,000,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Business Loan Agreement, Promissory Note (the “Note”), Commercial Security Agreements and Commercial Pledge Agreement (the “Pledge Agreement”). The Credit Facility, which is intended to be used  for business and working capital purposes, including financing of larger extended payment terms sales transactions which may become a more significant portion of the Company’s net sales. On December 18, 2015, the Company signed an extension to this agreement which extended the maturity date to January 31, 2019 with all other terms remaining the same (See Note 8 in the Notes to our Condensed Consolidated Financial Statements). As of June 30, 2016, there were no borrowings outstanding on the Credit Facility.

We believe that the funds held in cash and cash equivalents and our unused borrowings on our credit facility will be sufficient to fund our working capital and cash requirements for at least the next 12 months.

Contractual Obligations as of June 30, 2016 are summarized as follows: (000’s)

Payment due by Period	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating Leases obligations (1)	$4,761	$550	$1,242	816	2,153
Total Contractual Obligations	$4,761	$550	$1,242	816	2,153

(1)

Operating leases relate primarily to the leases of the space used for our operations in Eatontown, New Jersey, Mesa Arizona Mississauga, Canada and Amsterdam, Netherlands. The commitments for operating leases include the minimum rent payments.

As of June 30, 2016, the Company has no borrowings outstanding under lines of credit and no commitments relating to standby letters of credit, and has no standby repurchase obligations or other commercial commitments (see Note 8 in the Notes to our Consolidated Financial Statements).

Foreign Exchange

The Company’s Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. We are subject to fluctuations primarily in the Canadian Dollar-to-U.S. Dollar exchange rate.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In addition to its activities in the United States, 6.8% of the Company sales during the six months ended June 30, 2016 were generated in Canada. We are subject to general risks attendant to the conduct of business in Canada, including economic uncertainties and foreign government regulations. In addition, the Company’s Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Foreign Currency Transactions Gain (Loss).”

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the repurchase of Common Stock by the Company and its affiliated purchasers during the second quarter of 2016.

ISSUER PURCHASE OF EQUITY SECURITIES

						Maximum
						Number of
				Total Number		Shares That
				of Shares		May Yet Be
				Purchased as		Purchased
	Total		Average	Part of Publicly	Average	Under the
	Number		Price Paid	Announced	Price Paid	Plans or
	of Shares		Per Share	Plans or	Per Share	Programs
Period	Purchased		(2)	Programs	(3)	(4)(5)

April 1, 2016- April 30, 2016	26,860		$17.05	26,860	$17.05	388,614
May 1, 2016- May 31, 2016	26,660	(1)	$16.80	16,405	$16.78	372,209
June 1, 2016- June 30, 2016	8,045		$17.84	8,045	$17.84	364,164
Total	61,565		$17.04	51,310	$17.09	364,164

(1)

Includes 10,255 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (4) below.

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

101

The following financial information from Wayside Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 8, 2016, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Earnings, (3) Condensed Consolidated Statements of Stockholders’ Equity, (4) Condensed Consolidated Statements of Comprehensive Income, (5) Condensed Consolidated Statements of Cash Flows, and (6) the Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAYSIDE TECHNOLOGY GROUP, INC

8/08/2016	By:	/s/ Simon F. Nynens
Date		Simon F. Nynens, Chairman of the Board, President and Chief Executive Officer

8/08/2016	By:	/s/ Kevin T. Scull
Date		Kevin T. Scull, Vice President and Chief Accounting Officer