Form 10-Q
period 2016-09-30
Wayside Technology Group, Inc.
filed 2016-11-04
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File No. 000-26408

Wayside Technology Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3136104
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4 Industrial Way West, Suite 300, Eatontown,  New Jersey 07724

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

There were 4,618,940 outstanding shares of common stock, par value $.01 per share, (“Common Stock”) as of November 1, 2016, not including 665,560 shares classified as treasury stock.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,958	$23,823
Accounts receivable, net of allowances of $2,151 and $1,668 in 2016 and 2015, respectively	62,160	58,965
Inventory, net	1,903	1,954
Prepaid expenses and other current assets	1,197	989
Deferred income taxes	253	260
Total current assets	86,471	85,991

Equipment and leasehold improvements, net	1,793	362
Accounts receivable-long-term	6,797	7,386
Other assets	125	82
Deferred income taxes	236	261
	$95,422	$94,082
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$57,643	$55,423
Total current liabilities	57,643	55,423

Commitments and Contingencies

Stockholders’ equity:
Common Stock, $.01 par value; 10,000,000 shares authorized; 5,284,500 shares issued; 4,658,320 and 4,700,812 shares outstanding in 2016 and 2015, respectively	53	53
Additional paid-in capital	32,666	32,540
Treasury stock, at cost, 626,180 and 583,688 shares in 2016 and 2015, respectively	(12,751)	(10,296)
Retained earnings	19,322	17,813
Accumulated other comprehensive loss	(1,511)	(1,451)
Total stockholders’ equity	37,779	38,659
	$95,422	$94,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

(Amounts in thousands, except per share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2016	2015	2016	2015

Net sales	$298,167	$282,314	$99,586	$97,653

Cost of sales	278,842	262,652	93,214	90,773

Gross profit	19,325	19,662	6,372	6,880

Selling, general, and administrative expenses	13,570	13,533	4,351	4,618

Income from operations	5,755	6,129	2,021	2,262

Other income:
Interest, net	183	297	58	100

Foreign currency transaction (loss) gain	(1)	(9)	3	(4)

Income before provision for income taxes	5,937	6,417	2,082	2,358

Provision for income taxes	2,008	2,199	704	805

Net income	$3,929	$4,218	$1,378	$1,553

Income per common share-Basic	$0.87	$0.91	$0.31	$0.34

Income per common share-Diluted	$0.86	$0.90	$0.31	$0.33

Weighted average common shares outstanding — Basic	4,537	4,652	4,507	4,624

Weighted average common shares outstanding — Diluted	4,548	4,673	4,518	4,643

Dividends paid per common share	$0.51	$0.51	$0.17	$0.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Nine months ended		Three months ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income	$3,929	$4,218	$1,378	$1,553

Other comprehensive loss , net of tax:
Foreign currency translation adjustment	(60)	(890)	(130)	(428)
Other comprehensive loss	(60)	(890)	(130)	(428)

Comprehensive income	$3,869	$3,328	$1,248	$1,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	(loss) income	Total
Balance at January 1, 2016	5,284,500	$53	$32,540	583,688	$(10,296)	$17,813	$(1,451)	$38,659
Net income	—	—	—	—	—	3,929	—	3,929
Translation adjustment	—	—	—	—	—	—	(60)	(60)
Dividends paid	—	—	—	—	—	(2,420)	—	(2,420)
Share-based compensation expense	—	—	1,168	—	—	—	—	1,168
Restricted stock grants (net of forfeitures)	—	—	(1,157)	(164,385)	1,157	—	—	—
Tax benefit from share-based compensation	—	—	115	—	—	—	—	115
Treasury shares repurchased	—	—	—	206,877	(3,612)	—	—	(3,612)
Balance at September 30, 2016	5,284,500	$53	$32,666	626,180	$(12,751)	$19,322	$(1,511)	$37,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine months ended
	September 30,
	2016	2015
Cash flows from operating activities
Net income	$3,929	$4,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	192	188
Provision (recovery) for doubtful accounts receivable	(57)	67
Deferred income tax expense	32	6
Share-based compensation expense	1,168	797
Changes in operating assets and liabilities:
Accounts receivable	(2,271)	4,686
Inventory	62	(531)
Prepaid expenses and other current assets	(204)	(176)
Accounts payable and accrued expenses	1,312	(6,642)
Other assets	(45)	55
Net cash provided by operating activities	4,118	2,668

Cash flows used in investing activities
Purchase of equipment and leasehold improvements	(779)	(164)
Net cash used in investing activities	(779)	(164)

Cash flows used in financing activities
Purchase of treasury stock	(3,612)	(3,916)
Proceeds from stock option exercises	—	574
Tax benefit from share-based compensation	115	172
Dividends paid	(2,420)	(2,446)
Net cash used in financing activities	(5,917)	(5,616)

Effect of foreign exchange rate on cash	(287)	(405)

Net increase in cash and cash equivalents	(2,865)	(3,517)
Cash and cash equivalents at beginning of year	23,823	23,124
Cash and cash equivalents at end of year	$20,958	$19,607

Supplementary disclosure of cash flow information:
Income taxes paid	$1,915	$2,347
Leasehold improvements funded by a tenant allowance	$840	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2016

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (“ASU 2016-15”) ASU 2016-15 which reduces diversity in practice in how certain transactions are classified in the statement of cash flows. The new standard will become effective for the Company beginning with the first quarter of 2018, with early adoption permitted. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements

3.Assets and liabilities of the Company’s foreign subsidiaries have been translated at current exchange rates, and related sales and expenses have been translated at average rates of exchange in effect during the period. The sales from our Canadian operations in the first nine months of 2016 were $21.0 million as compared to $16.5 million for the first nine months of 2015. The sales from our Canadian operations for the third quarter of 2016 were $7.6 million as compared to $5.5 million for the third quarter of 2015.

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

6.The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value at September 30, 2016 and December 31, 2015 because of the relative short maturity of these instruments. The Company’s accounts receivable long-term is discounted to their present value at prevailing market rates so the balances approximate fair value.

7.Balance Sheet Detail:

Equipment and leasehold improvements consist of the following:

	September 30,	December 31,
	2016	2015
Equipment	$3,310	$2,924
Leasehold improvements	1,805	572
	5,115	3,496
Less accumulated depreciation and amortization	(3,322)	(3,134)
	$1,793	$362

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2016	2015
Trade accounts payable	$53,593	$52,808
Accrued expenses	4,050	2,615
	$57,643	$55,423

Accumulated other comprehensive loss consists of the following:

	September 30,	December 31,
	2016	2015
Foreign currency translation adjustments	$(1,511)	$(1,451)
	$(1,511)	$(1,451)

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

Among other affirmative covenants set forth in the Loan Agreement, the Company must maintain (i) a ratio of Total Liabilities to Tangible Net Worth (each as defined in the Loan Agreement) of not greater than 2.50 to 1.00, to be tested quarterly and (ii) a minimum Debt Service Coverage Ratio (as defined in the Loan Agreement) of 2.00 to 1.00.  Additionally, the Loan Agreement contains negative covenants related to, among other items, prohibitions against the creation of certain liens, engaging in any business activities substantially different than those currently engaged in by the Company, and paying dividends on the Company’s stock other than (i) dividends payable in its stock and (ii) cash dividends in amounts and frequency consistent with past practice, without first securing the written consent of Citibank. The Company is in compliance with all covenants at September 30, 2016.

At September 30, 2016, the Company had no borrowings outstanding under the Credit Facility.

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	Nine months ended		Three months ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net income	$3,929	$4,218	$1,378	$1,553
Denominator:
Weighted average shares (Basic)	4,537	4,652	4,507	4,624
Dilutive effect of outstanding options and nonvested shares of restricted stock	11	21	11	19

Weighted average shares including assumed conversions (Diluted)	4,548	4,673	4,518	4,643

Basic net income per share	$0.87	$0.91	$0.31	$0.34
Diluted net income per share	$0.86	$0.90	$0.31	$0.33

10.The Company had two major vendors that accounted for 23.8% and 10.2%, respectively, of its total purchases during the nine months ended September 30, 2016, and 23.6%, and 10.5% of total purchases for the three months ended September 30, 2016. The Company had one major vendor that accounted for 24.3% and 26.2% of total purchases during the nine months and three months, respectively, that ended September 30, 2015. The Company had two major customers that accounted for 19.8% and 17.8%, respectively, of its total net sales during the nine months ended September 30, 2016, and 21.4%, and 17.5% of total net sales for the three months ended September 30, 2016. These same customers accounted for 11.6% and 20.4%, respectively, of total net accounts receivable as of September 30, 2016.  The Company had two major customers that accounted for 18.8% and 17.9%, respectively, of its total net sales during the nine months ended September 30, 2015, and 20.5%, and 18.1% of total net sales for the three months ended September 30, 2015.

11.The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Company has identified its federal consolidated tax return and its state tax return in New Jersey and its Canadian tax return as major tax jurisdictions. As of September 30, 2016, the Company’s 2013 through 2015 Federal tax returns remain open for examination, as the Company recently concluded an Internal Revenue Service examination for the 2011 and 2012 tax years. This examination resulted in no change to the previously filed Federal corporate tax returns.  The Company’s New Jersey and Canadian tax returns are open for examination for the years 2013 through 2015. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that it has appropriate support for the income tax positions it takes and expects to take on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

The effective tax rate for each of  the nine and three months ended September 30, 2016 was 33.8% compared to 34.3% and 34.1%,  respectively, for the same period last year.

12.The 2012 Stock-Based Compensation Plan (the “2012 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2012 Plan was 600,000. As of September 30, 2016, the number of shares of Common stock available for future award grants to employees and directors under the 2012 Plan is 305,463.

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

During 2016, the Company granted a total of 171,252 shares of Restricted Stock to officers, directors, and employees. These shares of Restricted Stock vest between one and twenty equal quarterly installments.  A total of 6,867 shares of Restricted Stock were forfeited as a result of officers and employees terminating employment with the Company.

A summary of nonvested shares of Restricted Stock awards outstanding under the Company’s the 2012 Plan an as of September 30, 2016, and changes during the nine months then ended is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested shares at January 1, 2016	123,329	$16.34
Granted in 2016	171,252	17.03
Vested in 2016	(79,718)	14.57
Forfeited in 2016	(6,867)	16.12
Nonvested shares at September 30, 2016	207,996	$15.44

As of September 30, 2016, there is approximately $3.2 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.4 years.

For the nine months ended September 30, 2016 and 2015, the Company recognized share-based compensation cost of $1.2 million and $0.8 million respectively, which is included in the Company’s general and administrative expense.

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

The following segment reporting information of the Company is provided:

	Nine months ended		Three months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
Lifeboat Distribution	$267,113	$250,287	$91,114	$86,082
TechXtend	31,054	32,027	8,472	11,571
	298,167	282,314	99,586	97,653
Gross Profit:
Lifeboat Distribution	$16,139	$15,837	$5,440	$5,493
TechXtend	3,186	3,825	932	1,387
	19,325	19,662	6,372	6,880
Direct Costs:
Lifeboat Distribution	$5,442	$5,759	$1,846	$2,051
TechXtend	1,553	1,725	490	521
	6,995	7,484	2,336	2,572
Segment Income Before Taxes:
Lifeboat Distribution	$10,697	$10,078	$3,594	$3,442
TechXtend	1,633	2,100	442	866
Segment Income Before Taxes	12,330	12,178	4,036	4,308

General and administrative	6,575	$6,049	$2,015	$2,046
Interest income	183	297	58	100
Foreign currency translation	(1)	(9)	3	(4)
Income before taxes	$5,937	$6,417	$2,082	$2,358

	As of	As of
	September 30,	December 31,
Selected Assets By Segment:	2016	2015

Lifeboat Distribution	$46,020	$45,300
TechXtend	24,841	23,005
Segment Select Assets	70,861	68,305
Corporate Assets	24,561	25,777
Total Assets	$95,422	$94,082

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Nine months ended		Three months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	100.0%	100%	100.0%	100%
Cost of sales	93.5	93.0	93.6	93.0
Gross profit	6.5	7.0	6.4	7.0
Selling, general and administrative expenses	4.6	4.8	4.4	4.7
Income from operations	1.9	2.2	2.0	2.3
Other income	0.1	0.1	0.1	0.1
Income before income taxes	2.0	2.3	2.1	2.4
Income tax provision	0.7	0.8	0.7	0.8
Net income	1.3%	1.5%	1.4%	1.6%

Net Sales

Net sales for the third quarter ended September 30, 2016 increased 2% or $1.9 million to $99.6 million compared to $97.7 million for the same period in 2015 due primarily to an increase in net sales by our Lifeboat Distribution segment, offset in part by a decline in our TechXtend segment. Net sales for the third quarter of 2016 for our Lifeboat Distribution segment were $91.1 million compared to $86.1 million in the third quarter of 2015, representing an increase of $5.0 million or 6%. Net sales for the third quarter of 2016 for our TechXtend segment were $8.5 million compared to $11.6 million in the third quarter of 2015, representing a decrease of $3.1 million or 27%.

The 6% increase in net sales for the Lifeboat Distribution segment for the third quarter of 2016 was resulted mainly from the addition of several key product lines and our ongoing strategy of strengthening  our account penetration. This was partially offset in part by lower sales to some resellers, resulting from changes in product mix upon annual contract renewals. The 27% decrease in net sales in the TechXtend segment for the third quarter of 2016 was primarily due to  variability in larger sales transactions, including extended payment terms sales transactions, compared to the third quarter ended September 30, 2015.

For the nine months ended September 30, 2016, net sales increased 6% or $15.9 million to $298.2 million compared to $282.3 million for the same period in 2015. Net sales for the nine months ended September 30, 2016 for our Lifeboat Distribution segment increased 7%, or $16.9 million, to $267.1 million, compared to $250.2 million for the same period in 2015.   Net sales for the nine months ended September 30, 2016 for our TechXtend segment decreased 3%, or $0.9 million, to $31.1 million, compared to $32.0 million for the same period in 2015.

The 7% increase in net sales from our Lifeboat Distribution segment in the first nine months of 2016 compared to the same period in 2015 resulted mainly form  of the addition of several key product lines and our ongoing strategy of strengthening our account penetration. The 3% decrease in net sales in the TechXtend segment was primarily due to variability in software sales to large accounts partially offset in part by an increase in extended payment terms sales transactions compared to the nine months ended September 30, 2015.

Gross Profit

Gross Profit for the third quarter ended September 30, 2016 was $6.4 million, a 7% decrease compared to $6.9 million for the third quarter of 2015. Gross profit for our Lifeboat segment in the third quarter of 2016 was $5.4 million compared to $5.5 million for the third quarter of 2015, representing a 1% decrease.  Gross profit for our TechXtend segment in the third quarter of 2016 was $0.9 million compared to $1.4 million for the third quarter of 2015, representing a 33% decrease.

Gross profit margin (gross profit as a percentage of net sales) for the third quarter ended September 30, 2016 was 6.4% compared to 7.0% for the third quarter of 2015.  Gross profit margin for our Lifeboat Distribution segment for the third quarter of 2016 was 6.0% compared to 6.4% for the third quarter of 2015. The decrease in gross profit margin for the Lifeboat Distribution segment was largely a result of a program change by one of our main vendors, which caused gross margins to decline by 1.8% for that line. Gross profit margin for our TechXtend segment for the third quarter of 2016 was 11.0% compared to 12.0% for the third quarter of 2015. The decrease in gross profit margin for the TechXtend segment was primarily caused by variability in margins on larger sales transactions in the current year compared to the prior year.

For the nine months ended September 30, 2016 gross profit decreased 2% or $0.4 million to $19.3 million compared to $19.7 million for the same period in 2015. Lifeboat Distribution’s gross profit margin for the nine months ended September 30, 2016 increased 2% to $16.1 million compared to $15.8 million for the first nine months of 2015. The increase in gross profit margin for the Lifeboat Distribution segment was primarily due to higher sales volume. TechXtend gross profit margin for the nine months ended September 30, 2016 decreased by 17% to $3.2 million compared to $3.8 million for the first nine months of 2015. The decrease in gross profit margin for the TechXtend segment was primarily caused by lower sales volume in the current year.

Gross profit margin for the nine months ended September 30, 2016 was 6.5% compared to 7.0% for the same period in 2015.  Gross profit margin for our Lifeboat Distribution segment for the nine months ended September 30, 2016 was 6.0% compared to 6.3% for the same period in 2015. The decrease in gross profit margin for the Lifeboat Distribution segment was largely a result of a program change by one of our main vendors which caused margins to decline by 1.8% for that line. Gross profit margin for our TechXtend segment for the nine months ended September 30, 2016 was 10.3% compared to 12.0% for the same period in 2015. The decrease in gross profit margin for the TechXtend segment was primarily caused by a decline in software product margin in the current year compared to the prior year.

Vendor rebates and discounts for each of the nine month and three month periods ended September 30, 2016 and 2015 amounted to $1.5 million and $0.5 million respectively. Gross profit margins are impacted by general market conditions and the level of vendor rebates earned .Vendor rebates are dependent on reaching certain targets set by our vendors. While rebate levels have been consistent between periods, price competition in our market continued in 2016. We anticipate that margins will continue to be affected by market competition.

Selling, General and Administrative Expenses

Total selling, general, and administrative (“SG&A”) expenses for the third quarter of 2016 were $4.4 million compared to $4.6 million for the third quarter of 2015, representing a decrease of $0.3 million or 6%.  This decrease is primarily the result of lower bonus expense,  partially offset by increased stock compensation and occupancy costs in 2016 compared to 2015. As a percentage of net sales, SG&A expenses for the third quarter of 2016 were 4.4% compared to 4.7% for the third quarter of 2015.

For the nine months ended September 30, 2016, SG&A expenses were $13.6 million compared to $13.5 million in the same period in 2015, representing an increase of $0.1 million or 1%. This increase is primarily the result of higher stock compensation offset in part by a decrease in bonus expense in 2016 compared to 2015. As a percentage of net sales, SG&A expenses for the nine months ended September 30, 2016 were 4.6% compared to 4.8% for the nine months ended September 2015.

Direct selling costs (a component of SG&A) for the third quarter of 2016 were $2.3 million compared to $2.6 million for the third quarter of 2015. Total direct selling costs for our Lifeboat Distribution segment for the third quarter of 2016 were $1.8 million compared to $2.1 million for the same period in 2015. Total direct selling costs for our TechXtend segment for the third quarter of each of 2016 and 2015 were approximately $0.5 million.

Direct selling costs for the nine months ended 2016 were $7.0 million compared to $7.4 million for the same period of 2015. Total direct selling costs for our Lifeboat Distribution segment for the nine months ended September 30, 2016 were $5.4 million compared to $5.8 million for the same period in 2015. Total direct selling costs for our TechXtend segment for the nine months ended September 30, 2016 were approximately $1.6 million compared to approximately $1.7 million for the same period in 2015.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary by quarter depending on changes in sales volume, and levels of continuing investments in employee headcount and marketing. We plan to continue our investments in our Lifeboat Distribution segment and to monitor our SG&A expenses closely.

Income Taxes

For the three months ended September 30, 2016, the Company recorded a provision for income taxes of $0.7 million or 33.8% of income, compared to $0.8 million or 34.1% of income for the same period in 2015.

For the nine months ended September 30, 2016, the Company recorded a provision for income taxes of $2.0 million or 33.8% of income, compared to $2.2 million or 34.3% of income for the same period in 2015.

Liquidity and Capital Resources

During the first nine months of 2016 our cash and cash equivalents decreased by $2.8 million to $21.0 million at September 30, 2016 from $23.8 million at December 31, 2015. During the first nine months of 2016, net cash provided by operating activities amounted to $4.1 million, net cash used in investing activities amounted to $0.8 million and net cash used in financing activities amounted to $5.9 million.

Net cash provided by operating activities in the first nine months of 2016 was $4.1 million and primarily resulted from $5.3 million in net income excluding non-cash charges, a $1.3 million increase in accounts payable and accrued expenses, a decrease of $ 0.6 million in inventory offset in part by an increase of $2.3 million in accounts receivable, and an increase of $0.3 million in prepaid and other current assets.

Net cash used in investing activities in the first nine months of 2016 amounted to $0.8 million. This was the result of capital expenditures of $0.8 million, net of the tenant allowance, primarily related to the Company’s new headquarters.

Net cash used in financing activities in the first nine months of 2016 amounted to $5.9 million. This consisted primarily of dividends paid of $2.4 million and treasury stock repurchases of $3.6 million.

The Company’s current and anticipated use of its cash and cash equivalents is, and will continue to be, to fund working capital, operational expenditures, the Common Stock repurchase program and dividends if declared by the board of directors.

The Company entered into a $10,000,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Business Loan Agreement, Promissory Note (the “Note”), Commercial Security Agreements and Commercial Pledge Agreement (the “Pledge Agreement”). The Credit Facility, which is intended to be used  for business and working capital purposes, including financing of larger extended payment terms sales transactions which may become a more significant portion of the Company’s net sales. On December 18, 2015, the Company signed an extension to this agreement, which extended the maturity date to January 31, 2019 with all other terms remaining the same (See Note 8 in the Notes to our Condensed Consolidated Financial Statements). As of September 30, 2016, there were no borrowings outstanding on the Credit Facility.

We believe that the funds held in cash and cash equivalents and our unused borrowings on our credit facility will be sufficient to fund our working capital and cash requirements for at least the next 12 months.

Contractual Obligations as of September 30, 2016 are summarized as follows: (000’s)

Payment due by Period	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating Leases obligations (1)	$4,744	$504	$1,271	816	2,153
Total Contractual Obligations	$4,744	$504	$1,271	816	2,153

(1)

Operating leases relate primarily to the leases of the space used for our operations in Eatontown, New Jersey, Mesa Arizona Mississauga, Canada and Amsterdam, Netherlands. The commitments for operating leases include the minimum rent payments.

As of September 30, 2016, the Company has no borrowings outstanding under lines of credit and no commitments relating to standby letters of credit, and has no standby repurchase obligations or other commercial commitments (see Note 8 in the Notes to our Consolidated Financial Statements).

Foreign Exchange

The Company’s Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. We are subject to fluctuations primarily in the Canadian Dollar-to-U.S. Dollar exchange rate.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

The Company records an allowance for sales returns and allowances based on historical experience. If the actual sales returns and allowance were to increase, additional allowances may be required.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In addition to its activities in the United States, 7.1% of the Company sales during the nine months ended September 30, 2016 were generated in Canada. We are subject to general risks attendant to the conduct of business in Canada, including economic uncertainties and foreign government regulations. In addition, the Company’s Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Foreign Currency Transactions Gain (Loss).”

The Company’s cash balance is invested in short-term savings accounts with our primary banks, Citibank, and JPMorgan Chase Bank. As such, we believe that the risk of significant changes in the value of our cash invested is minimal.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures”, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of various members of our management, including our Company’s President, Chairman of the Board and Chief Executive Officer (principal executive officer), Vice President and Chief Financial Officer (principal financial officer), and Vice President and Chief  Accounting Officer (principal accounting officer). Based upon that evaluation, the Company’s Chief Executive Officer, Chief Financial Officer, and  Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer , Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the repurchase of Common Stock by the Company and its affiliated purchasers during the third quarter of 2016.

ISSUER PURCHASE OF EQUITY SECURITIES

						Maximum
						Number of
				Total Number		Shares That
				of Shares		May Yet Be
				Purchased as		Purchased
	Total		Average	Part of Publicly	Average	Under the
	Number		Price Paid	Announced	Price Paid	Plans or
	of Shares		Per Share	Plans or	Per Share	Programs
Period	Purchased		(2)	Programs	(3)	(4)(5)

July 1, 2016- July 31, 2016	12,498		$18.29	12,498	$18.29	351,666
August 1, 2016- August 31, 2016	25,006	(1)	$18.28	18,324	$18.30	333,342
September 1, 2016- September 30, 2016	55,231		$17.50	55,231	$17.50	278,111
Total	92,735		$17.82	86,053	$17.78	278,111

(1)

Includes 6,682 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (4) below.

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

(6)

On July 27, 2016, the Board of Directors of the Company approved, and on September 1, 2016, the Company entered into, a written purchase plan intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “September Plan”).  Purchases involving shares of the Company’s Common Stock under the September Plan may take place commencing September 1, 2016, and the Plan is intended to be in effect until February 28, 2017.  Pursuant to the Plan, the Company’s broker shall effect purchases of up to an aggregate of 325,000 shares of Common Stock.

Item 6. Exhibits

(a)	Exhibits

31.1

Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Simon F. Nynens, the Chairman of the Board, President and Chief Executive Officer (principal executive officer) of the Company.

31.2

Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Kevin T. Scull, the Vice President and Chief Accounting Officer (principal accounting officer) of the Company.

31.3

Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Michael  Vesey, the Vice President and Chief Financial Officer (principal financial officer) of the Company.

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Simon F. Nynens, the Chairman of the Board, President and Chief Executive Officer (principal executive officer) of the Company.

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Kevin T. Scull, the Vice President and Chief Accounting Officer (principal accounting officer) of the Company.

32.3

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Michael Vesey, the Vice President and Chief Financial Officer (principal financial officer) of the Company.

101

The following financial information from Wayside Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 4, 2016, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Earnings, (3) Condensed Consolidated Statements of Stockholders’ Equity, (4) Condensed Consolidated Statements of Comprehensive Income, (5) Condensed Consolidated Statements of Cash Flows, and (6) the Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAYSIDE TECHNOLOGY GROUP, INC

11/04/2016	By:	/s/ Simon F. Nynens
Date		Simon F. Nynens, Chairman of the Board, President and Chief Executive Officer

11/04/2016	By:	/s/ Michael Vesey
Date		Michael Vesey, Vice President and Chief Financial Officer

11/04/2016	By:	/s/ Kevin T. Scull
Date		Kevin T. Scull, Vice President and Chief Accounting Officer