Form 10-K
period 2016-12-31
Wayside Technology Group, Inc.
filed 2017-02-21
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2016

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                              to

Commission file number: 000-26408

WAYSIDE TECHNOLOGY GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3136104
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

4 Industrial Way West, Suite 300 Eatontown, NJ	07724
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 389-0932

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant computed by reference to the closing sale price for the Registrant’s Common Stock as of June 30, 2016, which was the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on The NASDAQ Global Market, was approximately $76,085,949 (In determining the market value of the Common Stock held by any non-affiliates, shares of Common Stock of the Registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of Common Stock of the Registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes).

The number of shares outstanding of the Registrant’s Common Stock as of February 16, 2017 was 4,594,585 shares.

Documents Incorporated by Reference: Portions of the Registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed on or before May 1, 2017 are incorporated by reference into Part III of this Report.

\

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 21E of the Exchange Act. Statements in this report regarding future events or conditions, including but not limited to statements regarding industry prospects and the Company’s expected financial position, business and financing plans, are forward-looking statements.

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. We strongly urge current and prospective investors to carefully consider the cautionary statements and risks contained in this report, particularly the risks described under “Item 1A. Risk Factors” herein. Such risks include, but are not limited to, the continued acceptance of the Company’s distribution channel by vendors and customers, the timely availability and acceptance of new products, contribution of key vendor relationships and support programs, as well as factors that affect the software industry generally.

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

PART I

Item 1 Business

General

Wayside Technology Group, Inc. and Subsidiaries (the “Company,” “us,” “we,” or “our”) is an information technology (“IT”) channel company. We distribute software and hardware developed by others through resellers indirectly to customers worldwide. We also resell computer software and hardware developed by others and provide technical services directly to customers in the United States of America (“USA”) and Canada. In addition we operate a sales branch in Europe to serve our customers in this region of the world. We offer an extensive line of products from leading publishers of software and tools for virtualization/cloud computing, security, networking, storage and infrastructure management, application lifecycle management and other technically sophisticated domains as well as computer hardware.

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

The Company operates through two reportable operating segments.  The “Lifeboat Distribution” segment distributes technical software and hardware to corporate resellers, value added resellers (VARs), consultants and systems integrators worldwide.  The “TechXtend” segment is a value-added reseller of software, hardware and services for corporations, government organizations and academic institutions in the USA and Canada. For each of our segments, sales from unaffiliated customers, income and total assets, among other financial information, is presented in Note 9 in the Notes to our Consolidated Financial Statements.

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

The Company competes to attract prospective buyers and in sourcing new products from software developers and publishers, as well as in marketing its current product line to its customers. The Company believes that its ability to offer software developers and IT professionals easy access to a wide selection of the right IT products at reasonable prices with prompt delivery and high customer service levels, along with its good relationships with vendors and suppliers, allows it to compete effectively in acquiring prospective buyers and marketing its current product line to its customers. The Company competes to gain distribution rights for new products primarily on the basis of its reputation for successfully bringing new products to market and its relationships with software publishers.

The market for the software products we sell is characterized by rapid changes in technology, user requirements, and customer specifications. The manner in which software products are distributed and sold is changing, and new methods of distribution and sale may emerge or expand. Software developers and publishers have sold, and may intensify their efforts to sell, their products directly to end-users. The continuing evolution of the Internet as a platform in which to conduct e-commerce business transactions has both lowered the barriers for competition and broadened customer access to products and information, increasing competition and reducing prices. From time to time, certain software developers and publishers have instituted programs for the direct sale of large order quantities of software to certain major corporate accounts. These types of programs may continue to be developed and used by various developers and publishers. While some software developers and publishers currently sell new releases or upgrades directly to end users, they have not attempted to completely bypass the distribution and reseller channels. There can be no assurances, however, that software developers and publishers will continue using distributors and resellers to the same extent they currently do. Future efforts by software developers and publishers to bypass third- party sales channels could materially and adversely affect the Company’s business operations and financial conditions.

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

Products

An essential part of our ongoing operations and growth plans is the continued recruitment of software publishers for which we can sell their products. The Company offers a wide variety of technology products from a broad range of publishers and manufacturers, such as Bluebeam Software, Dell/Dell Software, erwin, Flexera Software, Hewlett Packard, Infragistics, Intel Software, Lenovo, Micro Focus Microsoft, Mindjet, Samsung, SmartBear Software, SolarWinds, Sophos, StorageCraft Technology, TechSmith, Unitrends, Veeam Software and VMware. On a continuous basis, we screen new products for inclusion in our direct sales portfolio,  and web sites based on their features, quality, price, profit margins and warranties, as well as on current sales trends. The Company predominantly sells software, software subscriptions, and maintenance. Sales of hardware and peripherals represented 10%, 10%  and 7% of our overall net sales in 2016, 2015 and  2014, respectively.

Marketing and Distribution

We market products through creative marketing communications, including our web sites, local and on-line seminars, webinars, and social media. We also use direct e-mail and printed material to introduce new products and upgrades, to cross-sell products to current customers, and to educate and inform existing and potential customers. We believe that our blend of electronic and traditional marketing and selling programs are important marketing vehicles for software publishers and manufacturers. These programs provide a cost-effective and service-oriented means to market and sell and fulfill software products and meet the needs of users.

The Company had two customers that each accounted for more than 10% of total sales for 2016. For the year ended December 31, 2016, Software House International Corporation (“SHI”), and CDW Corporation (“CDW”) accounted for 19.6%, and 17.9%, respectively, of consolidated net sales and, as of December 31, 2016, 13.3%, and 23.2%, respectively, of total net accounts receivable. The Company had two customers that each accounted for more than 10% of total sales for 2015.  For the year ended December 31, 2015, SHI, and CDW Corporation accounted for 19.0%, and 17.9%, respectively, of consolidated net sales. The Company had three customers that each accounted for more than 10% of total sales for 2014. For the year ended December 31, 2014, SHI, CDW, and Insight Enterprises, Inc. accounted for 17.4%, 16.4% and 11.0%, respectively, of consolidated net sales. Our top five customers accounted for 48%, 52%, and 52% of consolidated net sales in 2016, 2015 and 2014, respectively. The Company generally ships products within 48 hours of confirming a customer’s order. This results in minimum backlog in the business.

Sales to customers in Canada represented 7%, 6%, and 7% of our consolidated revenue in 2016, 2015, and 2014, respectively.  Sales in Europe and the rest of the world represented 6%, 6%, and 7% of our consolidate revenue in 2016, 2015, and 2014, respectively. For geographic financial information, please refer to Note 9 in the Notes to our Consolidated Financial Statements.

Customer Support

We believe that providing a high level of customer service is necessary to compete effectively, and is essential to continued sales and revenue growth. Our account representatives assist our customers with all aspects of purchasing decisions, order processing, and inquiries on order status, product pricing and availability. The account representatives are trained to answer all basic questions about the features and functionality of products. To deal with technical issues, we maintain an in-house technical support staff.

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

We believe that effective purchasing from a diverse vendor base is a key element of our business strategy. For the year ended December 31, 2016, Sophos and Solarwinds accounted for 23.1% and 10.8%, respectively of our  consolidated purchases.   For the year ended December 31, 2015, Sophos was the only individual vendor from whom our purchases exceeded 10% of our total purchases and accounted for 24.2% of our total purchases. For the year ended December 31, 2014, Sophos was the only individual vendor from whom our purchases exceeded 10% of our total purchases and accounted for 14.7% of our total purchases. The loss of a key vendor or group of vendors could disrupt our product availability and otherwise have an adverse effect on the Company.

In 2016, the Company purchased approximately 96% of its products directly from manufacturers and publishers and the balance from multiple distributors, as compared to 96% and 95% in 2015 and 2014, respectively. Most suppliers or distributors will “drop ship” products directly to the customers, which reduces physical handling by the Company. Inventory management techniques, such as “drop shipping” allow the Company to offer a greater range of products without increased inventory requirements or associated risk.

Inventory levels may vary from period to period, due in part to increases or decreases in sales levels, the Company’s practice of making large-volume purchases when it deems the terms of such purchases to be attractive, and the addition of new suppliers and products. Moreover, the Company’s order fulfillment and inventory control systems allow the Company to order certain products just in time for next day shipping. The Company promotes the use of electronic data interchange (“EDI”) with its suppliers and customers, which helps reduce overhead and the use of paper in the ordering process. Although brand names and individual products are important to our business, we believe that competitive sources of supply are available for substantially all of the product categories we carry.

The Company operates a distribution facility in Eatontown, New Jersey.

Management Information Systems

The Company operates management information systems on Windows 2008 and Windows 2012 platforms that allow for centralized management of key functions, including inventory, accounts receivable, purchasing, sales and distribution. We are dependent on the accuracy and proper utilization of our information technology systems, including our telephone, web sites, e-mail and fax systems.

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

Trademarks

The Company conducts its business under various trademarks and service marks including Lifeboat Distribution, TechXtend and International Software Partners. The Company protects these trademarks and service marks and believes that they have significant value to us and are important factors in our marketing programs.

Employees

As of December 31, 2016 Wayside Technology Group, Inc. and its subsidiaries had 141 full-time employees and 1 part-time employee. The Company is not a party to any collective bargaining agreements with its employees, has experienced no work stoppages and considers its relationships with its employees to be satisfactory.

Executive Officers of the Company

Set forth below are the name, age, present title, principal occupation and certain biographical information for our executive officers as of February 1, 2017 all of whom have been appointed by and serve at the discretion of the Board of Directors of the Company (the “Board of Directors”).

Name	Age	Position
Simon F. Nynens	45	Chairman, President and Chief Executive Officer
William Botti	66	Executive Vice President
Michael Vesey	54	Vice President and Chief Financial Officer
Kevin Scull	51	Vice President and Chief Accounting Officer
Vito Legrottaglie	52	VP of Operations and Chief Information Officer
Brian Gilbertson	56	VP and General Manager of Lifeboat Distribution

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

            Michael Vesey was appointed Vice President and Chief Financial Officer in October 2016. He served as Vice President of SEC Reporting for OTG Management, Inc., from January to September 2016. Prior to that, Mr. Vesey served as Senior Vice President and Chief Financial Officer from 2011 to 2015, and Vice President Corporate Controller from 2006 to 2011, for Majesco Entertainment Company, a NASDAQ listed publisher and distributor of interactive entertainment software. Mr. Vesey is a certified public accountant and holds a Master of Finance degree from Penn State University. He began his career with the accounting firm KPMG.

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

Vito Legrottaglie was appointed to the position of Vice President and Chief Information Officer in February 2015, after having served as Vice President of Operations and Information Systems since April 2007.  Mr. Legrottaglie rejoined the company in February 2003 having previously served as director of Information Systems and then vice president of Information Systems from 1996-2000. Mr. Legrottaglie has also held the positions of chief technology officer at Swell Commerce Incorporated, vice president of Operations for The Wine Enthusiast Companies, and director of Information Systems at Barnes and Noble.

Brian Gilbertson  was Vice President and General Manager of  Lifeboat Distribution (“Lifeboat”), a subsidiary of Wayside Technology Group, Inc., in  May  2016. Mr. Gilbertson joined Lifeboat in 2015 as Vice President, Business Development.  Since 2003, Mr. Gilbertson has held leadership positions in distribution and high-tech vendor companies.  Prior to joining Lifeboat, Mr. Gilbertson served as the Senior Director for Arrow Enterprise Computing Solutions from November 2006 to February 2015.  While at Arrow, Mr. Gilbertson had responsibility for the P&L, development and execution of strategic direction, and day to day operations.  Prior to Arrow, he served as the Director of Sales for Alternative Technology July 2003 to November 2006.

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

In January 2004, we adopted a Code of Ethical Conduct. The full text of the Code of Ethical Conduct, which applies to all employees, officers and directors of the Company, including our Chief Executive Officer and Chief Financial Officer, is available at our web site, http://www.waysidetechnology.com, under “Governance.” The Company intends to disclose any amendment to, or waiver from, a provision of the Code of Ethical Conduct that applies to its Chief Executive Officer or Chief Financial Officer on its web site under “Investor Information.”

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

We rely on our suppliers for product availability, marketing funds, purchasing incentives and competitive products to sell. We acquire products for resale both directly from manufacturers and indirectly from distributors. The loss of a supplier could cause a disruption in the availability of products. Additionally, there is no assurance that as manufacturers continue to or increasingly sell directly to end users and through the distribution channel, that they will not limit or curtail the availability of their products to distributors/resellers like us. For example, resellers and publishers may attempt to increase the volume of software products distributed electronically through ESD (Electronic Software Distribution) technology, through subscription services, and through on-line shopping services, and correspondingly, decrease the volume of products sold through us.  Our inability to obtain a sufficient quantity of products, or an allocation of products from a manufacturer in a way that favors one of our competitors, or competing distribution channels, relative to us, could cause us to be unable to fill clients’ orders in a timely manner, or at all, which could have a material adverse effect on our business, results of operations and financial condition. We also rely on our suppliers to provide funds for us to market their products, including through our on-line marketing efforts, and to provide purchasing incentives to us.  If any of the suppliers that have historically provided these benefits to us decides to reduce such benefits, our expenses would increase, adversely affecting our results of operations.

General economic weakness may reduce our revenues and profits.   Generally, economic downturns, may cause some of our current and potential customers to delay or reduce technology purchases, resulting in longer sales cycles, slower adoption of new technologies and increased price competition. We may, therefore, experience a greater decline in demand for the products we sell, resulting in increased competition and pressure to reduce the cost of operations. Any benefits from cost reductions may take longer to realize and may not fully mitigate the impact of the reduced demand. In addition, weak financial and credit markets heighten the risk of customer bankruptcies and create a corresponding delay in collecting receivables from those customers and may also affect our vendors’ ability to supply products, which could disrupt our operations.  The realization of any or all of these risks could have a material adverse effect on our business, results of operations and financial condition.

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

We operate on narrow margins. We operate in a very competitive business environment. Like other companies in the technology distribution industry, the Company’s business is continually under pricing pressure and characterized by narrow gross and operating margins. These narrow margins magnify the impact on the Company’s operating results attributed to variations in sales and operating costs and place a premium on our ability to leverage our infrastructure. Future gross and operating margins may be adversely affected by changes in product mix, vendor pricing actions and competitive and economic pressures. In addition, failure to attract new sources of business from expansion of products or services or entry into new markets may adversely affect future gross and operating margins.

If we lose several of our larger customers our earnings may be affected. Meeting our customers’ needs quickly and fairly is critical to our business success. Our contracts for the provision of products are generally non-exclusive agreements that are terminable by either party upon 30 days’ notice. In addition, our agreements with these larger customers do not provide for minimum purchase commitments. The loss of several of our large customers, the failure of such customers to pay their accounts receivable on a timely basis, or a material reduction in the amount of purchases made by such customers could have a material adverse effect on our business, financial position, results of operations and cash flows. Additionally, anything that negatively impacts our customer relations also can negatively impact our operating results.

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

Failure to adequately maintain the security of our electronic and other confidential information could materially adversely affect our financial condition and results of operations.  We are dependent upon automated information technology processes. Privacy, security, and compliance concerns have continued to increase as technology has evolved to facilitate commerce and as cross-border commerce increases. As part of our normal business activities, we collect and store certain confidential information, including personal information of employees and information about partners and clients which may be entitled to protection under a number of regulatory regimes. In the course of normal and customary business practice, we may share some of this information with vendors who assist us with certain aspects of our business. Moreover, the success of our operations depends upon the secure transmission of confidential and personal data over public networks, including the use of cashless payments. Any failure on the part of us or our vendors to maintain the security of data we are required to protect, including via the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in our employees’, partners’ and clients’ confidence in us and other competitive disadvantages, and thus could have a material adverse impact on our business, financial condition and results of operations.  During 2016 and 2015 we did not have any cybersecurity breaches.

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

Risks related to our common stock. The exercise of options or any other issuance of shares by us may dilute your ownership of our Common Stock. Our Common Stock is thinly traded, which may be exacerbated by our repurchases of our Common Stock. As a result of the thin trading market for our stock, its market price may fluctuate significantly more than the stock market as a whole or of the stock prices of similar companies.  Without a larger float, our common stock will be less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices for our Common Stock may be more volatile. Among other things, trading of a relatively small volume of our Common Stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger.

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

If the company fails to maintain an effective system of internal controls or discovers material weaknesses in its internal controls over financial reporting, it may not be able to report its financial results accurately or timely or detect fraud, which could have a material adverse effect on its business. An effective internal control environment is necessary for the company to produce reliable financial reports and is an important part of its effort to prevent financial fraud. The company is required to annually evaluate the effectiveness of the design and operation of its internal controls over financial reporting. Based on these evaluations, the company may conclude that enhancements, modifications, or changes to internal controls are necessary or desirable. While management evaluates the effectiveness of the company's internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure in human judgment. In addition, control procedures are designed to reduce rather than eliminate financial statement risk. If the company fails to maintain an effective system of internal controls, or if management or the company's independent registered public accounting firm discovers material weaknesses in the company's internal controls, it may be unable to produce reliable financial reports or prevent fraud, which could have a material adverse effect on the company's business. In addition, the company may be subject to sanctions or investigation by regulatory authorities, such as the SEC or the NASDAQ. Any such actions could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of the company's financial statements, which could cause the market price of its common stock to decline or limit the company's access to capital.

The company may be subject to intellectual property rights claims, which are costly to defend, could require payment of damages or licensing fees and could limit the company's ability to use certain technologies in the future. Certain of the company's products and services include intellectual property owned primarily by the company's third party suppliers. Substantial litigation and threats of litigation regarding intellectual property rights exist in the software and some service industries. From time to time, third parties (including certain companies in the business of acquiring patents not for the purpose of developing technology but with the intention of aggressively seeking licensing revenue from purported infringers) may assert patent, copyright and/or other intellectual property rights to technologies that are important to the company's business. In some cases, depending on the nature of the claim, the company may be able to seek indemnification from its suppliers for itself and its customers against such claims, but there is no assurance that it will be successful in obtaining such indemnification or that the company is fully protected against such claims. Any infringement claim brought against the company, regardless of the duration, outcome, or size of damage award, could:

•	result in substantial cost to the company;

•	divert management's attention and resources;

•	be time consuming to defend;

•	result in substantial damage awards; or

•	cause product shipment delays.

Additionally, if an infringement claim is successful the company may be required to pay damages or seek royalty or license arrangements, which may not be available on commercially reasonable terms. The payment of any such damages or royalties may significantly increase the company's operating expenses and harm the company's operating results and financial condition. Also, royalty or license arrangements may not be available at all. The company may have to stop selling certain products or using technologies, which could affect the company's ability to compete effectively.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company leases approximately 20,000 square feet of space in Eatontown, New Jersey for its corporate headquarters under a lease expiring in March 2027.   Total annual rent expense for these premises is approximately $420,000. The Company also leases 7,800 square feet of warehouse space in Eatontown, New Jersey under a lease expiring in October 2017. Total annual rent expense is approximately $40,000.   The Company also leases 2,800 square feet of office space in Mesa, Arizona under a lease expiring in August 2018. Total annual rent expense is approximately $55,000.  Additionally, the Company leases approximately 3,700 square feet of office and warehouse space in Mississauga, Canada, under a lease which expires in November 30, 2019. Total annual rent expense for these premises is approximately $30,000.  The Company also leases office space in Amsterdam, Netherlands under a lease which expires June 30, 2017, at an annual rent of approximately $34,000. We believe that each of the properties is in good operating condition and such properties are adequate for the operation of the Company’s business as currently conducted.

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

	High	Low
2016:
First Quarter	$19.38	$15.98
Second Quarter	$18.94	$16.50
Third Quarter	$18.50	$16.76
Fourth Quarter	$18.87	$16.70

2015:
First Quarter	$18.52	$16.64
Second Quarter	$19.87	$17.09
Third Quarter	$20.20	$15.87
Fourth Quarter	$19.25	$16.86

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2016, regarding securities authorized for issuance upon the exercise of stock options and vesting of restricted stock under all of the Company’s equity compensation plans.

	(a)	(b)
	Number of Securities to	Weighted	(c)
	be Issued Upon Exercise	Average	Number of Securities Remaining Available
	of Outstanding Options	Exercise Price	for Future Issuance Under Equity
	and Vesting of Stock	of Outstanding	Compensation Plans (Excluding Securities
Plan Category	Awards	Options	Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders (1)	186,081	$15.58	303,061
Total	186,081	$15.58	303,061

(1)	Includes the 2006 Plan and the 2012 Plan. For plan details, please refer to Note 6 in the Notes to our Consolidated Financial Statements.

In each of 2016 and 2015, we declared quarterly dividends totaling $0.68 per share, respectively, on our Common Stock. There can be no assurance that we will continue to pay comparable cash dividends in the future.

During 2016, the Company granted a total of 171,252 shares of Restricted Stock to officers, employees and directors. These shares of Restricted Stock vest over time up to twenty equal quarterly installments.  In 2016, 7,167 shares of Restricted Stock were forfeited as a result of directors and employees terminating employment with the Company.

During 2015, the Company granted a total of 44,000 shares of Restricted Stock to officers. These shares of Restricted Stock vest over time up to sixteen equal quarterly installments.  In 2015, a total of 4,465 shares of Restricted Stock were forfeited as a result of officers and employees terminating employment with the Company.

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

As of January 26, 2017, there were approximately 28 record holders of our Common Stock. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by brokerage firms and clearing agencies.

During the fourth quarter of 2016, we repurchased shares of our Common Stock as follows:

						Maximum
						Number of
				Total Number		Shares That
				of Shares		May Yet Be
				Purchased as		Purhased
	Total		Average	Part of Publicly	Average	Under the
	Number		Price Paid	Announced	Price Paid	Plans or
	of Shares		Per Share	Plans or	Per Share	Programs
Period	Purchased		(2)	Programs	(3)	(4)(5)

October 1, 2016- October 31, 2016	38,880		$17.76	38,880	$17.76	239,231
November 1, 2016- November 30, 2016	44,048	(1)	$17.16	37,523	$17.20	201,708
December 1, 2016- December 31, 2016	19,658		$17.61	19,658	$17.61	182,050
Total	102,586		$17.47	96,061	$17.51	182,050

(1)

Includes 6,525 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (4) below.

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

(5)

On July 27, 2016, the Board of Directors of the Company approved, and on September 1, 2016, the Company entered into, a written purchase plan intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Plan”).  Purchases involving shares of the Company’s Common Stock under the Plan may take place commencing September 1, 2016, and the Plan is intended to be in effect until February 28, 2017.  Pursuant to the Plan, the Company’s broker shall effect purchases of up to an aggregate of 325,000 shares of Common Stock. As of December 31, 2016, 173,708  shares are  available for purchase under this plan.

STOCK PRICE PERFORMANCE GRAPH

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return of the S&P Midcap 400 Index and the S&P 500 Computer and Electronics Retail Index for the period commencing December 31, 2011 and ending December 31, 2016, assuming $100 was invested on December 31, 2011 and the reinvestment of dividends.

	Base	INDEXED RETURNS
	Period	Year ended
Company / Index	Dec-11	Dec-12	Dec-13	Dec-14	Dec-15	Dec-16
Wayside Technology Group, Inc.	100	95.68	122.91	163.10	180.51	191.38
S&P MidCap 400 Index	100	117.88	157.37	172.74	168.98	204.03
S&P 500 Computer & Electronics Retail Index	100	70.55	194.25	176.48	145.77	217.02

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

Year Ended December 31,

(Amounts in thousands, except per share amounts)

	2016	2015	2014	2013	2012
Consolidated Statement of Operations Data:
Net sales	$418,131	$382,090	$340,758	$300,390	$297,057
Cost of sales	390,800	355,517	315,948	276,035	273,165
Gross profit	27,331	26,573	24,810	24,355	23,892
Selling, general and
administrative expenses	18,715	18,063	16,513	15,505	15,377
Income from operations	8,616	8,510	8,297	8,850	8,515
Other income, net	317	348	461	562	574
Income before provision for income taxes	8,933	8,858	8,758	9,412	9,089
Provision for income taxes	3,032	3,028	2,998	3,019	3,600
Net income	$5,901	$5,830	$5,760	$6,393	$5,489
Net income per common share
Basic	$1.31	$1.26	$1.24	$1.44	$1.23
Diluted	$1.31	$1.25	$1.23	$1.41	$1.19
Weighted average common
shares outstanding:
Basic	4,503	4,634	4,661	4,454	4,476
Diluted	4,514	4,653	4,702	4,526	4,628

December 31,

(Amounts in thousands, except per share amounts)

	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash and cash equivalents	$13,524	$23,823	$23,124	$19,609	$9,835
Marketable securities	—	—	—	—	4,411
Working capital	24,026	30,568	31,161	24,016	19,592
Total assets	113,698	94,082	94,981	94,760	91,445
Total stockholders’ equity	37,611	38,659	39,567	34,721	32,125

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

Overview

We distribute software and hardware developed by others through resellers indirectly to customers worldwide. We also resell computer software and hardware developed by others and provide technical services directly to customers in the USA and Canada. In addition, we operate a sales branch in Europe to serve our customers in this region of the world. We offer an extensive line of products from leading publishers of software and tools for virtualization/cloud computing, security, networking, storage and infrastructure management, application lifecycle management and other technically sophisticated domains as well as computer hardware. We market these products through creative marketing communications, including our web sites, local and on-line seminars, webinars, social media, direct e-mail, and printed materials.

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

Factors Influencing Our Financial Results

We derive the majority of our net sales though the sale of third party software licenses, maintenance and service agreements. In our Lifeboat distribution segment, sales are impacted by the number of product lines we distribute, and sales penetration of those products into the reseller channel. In our TechXtend segment. sales are generally driven by sales force effectiveness and success in providing superior customer service, competitive pricing, and flexible payment solutions to our customers. Our sales are also impacted by external factors such as levels of IT spending and customer demand for products we distribute.

We sell in a competitive environment where gross product margins have historically declined due to competition and changes in product mix towards products where no delivery of a physical product is required. To date, we have been able to implement cost efficiencies such as the use of drop shipments, electronic ordering (“EDI”) and other capabilities to be able to operate our business profitably as gross margins have declined.

Selling general and administrative expenses are comprised mainly of employee salaries, commissions and other employee related expenses, facility costs, costs to maintain our IT infrastructure, public company compliance costs and professional fees. We monitor our level of accounts payable, inventory turnover and accounts receivable turnover which are measures of how efficiently we utilize capital in our business.

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

Dividend Policy and Share Repurchase Program. Historically we have sought to return value to investors through the payment of quarterly dividends and share repurchases. Total dividends paid and shares repurchased were

$3.2 and $5.4 million for the year ended December 31, 2016, respectively, and $3.2 million and $4.6 million for the year ended December 31, 2015, respectively. The payment of future dividends is at the discretion of our  Board of Directors and dependent on results of operations, projected capital requirements and other factors the Board of Directors may find relevant

Stock Volatility. The technology sector of the United States stock markets is subject to substantial volatility Numerous conditions which impact the technology sector or the stock market in general or the Company in particular, whether or not such events relate to or reflect upon the Company’s operating performance, could adversely affect the market price of the Company’s Common Stock. Furthermore, fluctuations in the Company’s operating results, announcements regarding litigation, the loss of a significant vendor or customer, increased competition, reduced vendor incentives and trade credit, higher operating expenses, and other developments, could have a significant impact on the market price of our Common Stock.

Financial Overview

Net sales increased 9%, or $36 million, to $418.1 million for the year ended December 31, 2016, compared to $382.1 million for the same period in 2015. Gross profit increased 3%, or $0.8 million, to $27.3 million for the year ended December 31, 2016, compared to $26.6 million in the prior year.  Selling, general and administrative (“SG&A”) expenses increased 4%, or $0.7 million, to $18.7 million for the year ended December 31, 2016, compared to $18.1 million in the prior year.  Net income increased 1%, or  $0.1 million, to $5.9 million for the year ended December 31, 2016, compared to $5.8 million in the prior year. Weighted Average diluted shares outstanding decreased by 3% from the prior year,   primarily due to the Company’s share buyback program. Income per share diluted increased 5% to $1.31 for the year ended December 31, 2016, compared to $1.25 for the same period in 2015.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements that have been prepared in accordance with US GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Revenues from the sales of hardware products, software products, licenses, maintenance and subscription  agreements are recognized on a gross basis upon delivery or fulfillment, with the selling price to the customer recorded as sales and the acquisition cost of the product recorded as cost of sales.

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

Allowance for Accounts Receivable

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management determines the estimate of the allowance for uncollectible accounts receivable by considering a number of factors, including:  historical experience, aging of the accounts receivable, and  specific information obtained by the Company on the financial condition and the current creditworthiness of its customers. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At the time of sale, we record an estimate for sales returns based on historical experience. If actual sales returns are greater than estimated by management, additional expense may be incurred.

Accounts Receivable – Long Term

The Company’s accounts receivable long-term are discounted to their present value at prevailing market rates at the time of sale based on prevailing rates. In doing so, the Company considers competitive market rates and other factors.

Inventory Allowances

The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-offs may be required.

Income Taxes

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

Share-Based Payments

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

Recently Issued Accounting Pronouncements

 In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued Accounting Standards Update ASU 2015-14 (“ASU 2015-14”) which deferred the effective date of the new standard by one year. Along with the deferral of the effective date, ASU No. 2015-14 allows early application as of the original effective date. Entities are allowed to transition to the new standard by either recasting prior periods or recognizing the cumulative effect as of the beginning of the period of adoption. The standard and related amendments will be effective for the Company for its annual reporting period beginning January 1, 2018, including interim periods within that reporting period. The Company is in the process of developing its conclusions on several aspects of the standard including principal versus agent considerations, identification of performance obligations,  the determination of when control of goods and services transfers to the Company’s customer,  which transition approach will be applied and the estimated impact it will have on our consolidated financial statements.

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

In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. We do not expect the adoption of this new accounting pronouncement to have a significant impact on our consolidated financial statements.

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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU No. 2016-13"). ASU No. 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. ASU No. 2016-13 is effective for the company in the first quarter of 2020, with early adoption permitted, and is to be applied using a modified retrospective approach. The company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-13 on it consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (“ASU 2016-15”) ASU 2016-15 which reduces diversity in practice in how certain transactions are classified in the statement of cash flows. The new standard will become effective for the Company beginning with the first quarter of 2018, with early adoption permitted. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” This amendment is intended to improve accounting for the income tax consequences of intra-entity transfers of assets other than inventory. In accordance with this guidance, an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The ASU is effective for the Company beginning in fiscal 2019. Early adoption is permitted in fiscal 2018 with modified retrospective application. The Company is continuing to evaluate the impact of the adoption of this guidance on its consolidated financial statements.

Results of Operations

The following table sets forth for the years indicated the percentage of net sales represented by selected items reflected in the Company’s Consolidated Statements of Earnings. The year-to-year comparison of financial results is not necessarily indicative of future results:

	Year ended December 31,
	2016	2015	2014
Net sales	100%	100%	100%
Cost of sales	93.5	93.1	92.7
Gross profit	6.5	6.9	7.3
Selling, general and administrative expenses	4.5	4.7	4.8
Income from operations	2.0	2.2	2.5
Other income	0.1	0.1	0.1
Income before income taxes	2.1	2.3	2.6
Income tax provision	0.7	0.8	0.9
Net income	1.4%	1.5%	1.7%

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net Sales

Net sales for the year ended December 31, 2016 increased 9%, or $36.0 million, to $418.1 million, compared to $382.1 million for the same period in 2015. Net sales increased in both our Lifeboat Distribution segment and our TechXtend segment.

Lifeboat Distribution segment net sales for the year ended December 31, 2016 increased $29.8 million, or 9% to $369.5 million, compared to $339.7 million for the same period a year earlier. The increase was primarily due to increased penetration of existing products into new and existing distribution partner accounts, as well as the addition of several new product lines. The increases were partially offset by turnover in some vendor and distribution accounts due to competitive bid situations. We operate in a competitive market in which some sales agreements are subject to periodic competitive bidding processes, resulting in fluctuations from year to year based on the outcome.

TechXtend segment net sales increased $6.2 million or 15% to $48.6 million for the year ended December 31, 2016, compared to $42.4 million for the prior year. The increase was primarily due to higher sales to major accounts on extended payment terms, partially offset by the impact of a reduced number of sales people and lower revenues from marketing services. We extend payment terms on some enterprise account sales, typically for periods of one to three years, to provide flexibility for our customers. We reduced our number of sales people late in 2015 to streamline and focus our operations on opportunities with the highest financial return.

Gross Profit

Gross Profit for the year ended December 31, 2016 increased 3% or $0.8 million, to $27.3 million, compared to $26.6 million for the same period in 2015. Lifeboat Distribution segment gross profit increased 4% to $22.3 million for the year ended December 31, 2016 compared to $21.5 million for the same period in the prior year. TechXtend segment gross profit remained flat at $5.0 million  for each of 2016 and 2015. Gross profit amounts reflect increased sales volumes and competitive pressures on gross profit margins discussed below.

Gross profit margin (gross profit as a percentage of net sales) for the year ended December 31, 2016 was 6.5% compared to 7.0% in 2015. Lifeboat Distribution segment gross profit margin was 6.0% for the year ended December 31, 2016 compared to 6.3% in 2015. The decrease in gross profit margin for the Lifeboat Distribution segment was primarily caused by competitive pricing pressure and product mix. We operate in a competitive environment where the trend has been for gross profit margins to decline for the past several years. We attribute some of the decline to an increasing portion of our revenues coming from the sale of licenses, maintenance and service agreements that are not associated with a physical product. While our gross profit margin has declined on these products, we have been able to maintain our profitability through efficiencies gained in electronic ordering and distribution through the use of EDI and other automation. TechXtend segment gross profit margin for the year ended December 31, 2016 was 10.2% compared to 11.9% in 2015. The decrease in gross profit margin was due to competitive market pricing, particularly on larger enterprise sales. Sales of large enterprise licenses typically carry a lower gross profit margin, and lower incremental selling and administrative costs as a percentage of revenue, than smaller account sales.

Vendor rebates and discounts for each of the years ended December 31, 2016 and 2015 was $2.0 million. Vendor rebates are dependent on reaching certain targets set by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully. We anticipate that price competition in our market will continue in both of our business segments.

Selling, General and Administrative Expenses

SG&A expenses for the year ended December 31, 2016 increased $0.7 million or 4% to $18.7 million, compared to $18.1 million for the same period in 2015.  The increase is primarily due to increased stock based compensation and employee related expenses to support our growth, costs related to the relocation to our new offices in October, 2016, and professional expenses related to public company compliance. Selling, General & Administrative expenses were 4.5% of net sales for the year ended December 31, 2016, and 4.7% for the same period in 2015.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We plan to continue to expand our investment in information technology and marketing, while monitoring our sales and general and administrative expenses closely.

Income Taxes

For the year ended December 31, 2016, the Company recorded a provision for income taxes of $3.0 million which consists of a provision of $2.5 million for U.S. federal income taxes, as well as a $0.1 million provision for state taxes, and a provision for foreign taxes of $0.4 million.

As of December 31, 2016, the Company had a U.S. deferred tax asset of approximately $0.4 million.

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

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net Sales

Net sales for 2015 increased 12%, or $41.2 million to $382.1 million in 2015 compared to $340.8 million in 2014. Total sales for our Lifeboat Distribution segment in 2015 were $339.7 million compared to $290.4 million in 2014, representing a 17% increase. Total sales for the TechXtend segment in 2015 amounted to $42.4 million, compared to $50.3 million in 2014, representing a 16% decrease.

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

Liquidity and Capital Resources

Our cash and cash equivalents decreased by $10.3 million to $13.5 million at December 31, 2016 from $23.8 million at December 31, 2015. The decrease in cash was primarily due to decreased cash from operating activities related to increased accounts receivable, including those with extended payment terms, increased cash used in investing activities related to construction of our new office, and increased cash used  in financing activities related to stock buybacks. Approximately $9.5 million of the increase in accounts receivable was attributable to two enterprise account sales that were offered extended payment terms of less than one year and paid in January and February of 2017.

Net cash used in operating activities for the year ended December 31, 2016 was $0.5 million, comprised of net income adjusted for non-cash items of $7.9 million, offset by cash used by changes in operating assets and liabilities of $8.4 million. Net cash provided by operating activities for the year ended December 31, 2015 was $8.2 million comprised of net income adjusted for non-cash items of $7.3 million and cash provided by changes in operating assets and liabilities of $0.9 million.

The increase in cash used in changes in operating assets and liabilities in 2016 was primarily due to increased accounts receivable, inventories and accounts receivable – long term, partially offset by increased accounts payable. The increase in accounts receivable and accounts payable was primarily due to higher fourth quarter 2016 sales activity when compared to the prior year, increased accounts receivable payment terms for a large reseller customer, and increased sales with extended payment terms. Accounts receivable at December 31, 2016 included approximately $9.5 million of accounts receivable related to two extended payment term sales from 2016  that were collected during the first two months of 2017.

In 2016, net cash used in investing activities was $1.0 million, compared to $0.2 million in the prior year. The increase was primarily due to increased capital expenditures for equipment and leasehold improvements related to our new office. In October 2016, the Company moved into a new office, occupying approximately 20,000 square foot facility under a ten year lease with renewal options.

Net cash used in financing activities for the year ended December 31, 2016 of $8.5 million was comprised of $3.2 million of dividend payments on our Common Stock, and $5.4 million for the purchases of treasury shares of our Common Stock, offset by the tax benefit from share based compensation of $0.1 million.

Net cash used in financing activities for the year ended December 31, 2015 of $7.1 million was comprised of $3.2 million of dividend payments on our Common Stock, and $4.6 million for the purchases of treasury shares of our Common Stock, offset by stock option proceeds of $0.6 million and the tax benefit from share based compensation of $0.2 million.

On December 3, 2014, the Board of Directors approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. A total of 2,828.963 shares of the Company’s Common Stock has been bought back as of December 31, 2016, leaving  182,050 shares of Common Stock available that the Company is authorized to buy back in the future as of such date. On  February 2, 2017, the Board of Directors approved an additional increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. The Company expects to purchase shares of its Common Stock from time to time in the market or otherwise subject to market conditions. The Common Stock repurchase program does not have an expiration date.

 On July 27, 2016, the Board of Directors of the Company approved, and on September 1, 2016, the Company entered into, a written purchase plan intended to comply with the requirements of Rule 10b5-1 under the Securities

Exchange Act of 1934, as amended (the “Plan”) under which the Company’s broker shall effect purchases of up to an aggregate of 325,000 shares of Common Stock. The Plan is intended to be in effect until February 28, 2017. As of December 31, 2016, 173,708 shares are available for purchase under this plan.

We intend to hold the repurchased shares in treasury for general corporate purposes, including issuances under various stock plans. As of December 31, 2016, we held 729,066 shares of our Common Stock in treasury at an average cost of $16.50 per share. As of December 31, 2015, we held 583,688 shares of our Common Stock in treasury at an average cost of $17.64 per share.

Our current and anticipated use of cash and cash equivalents is to fund working capital, operational expenditures, the stock repurchase program and dividends, if any, declared by the Board of Directors.

 We entered into a $10,000,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. pursuant to a Business Loan Agreement, Promissory Note, Commercial Security Agreements and Commercial Pledge Agreement. The Credit Facility, which is intended to be used for business and working capital purposes, including financing of larger extended payment terms sales transactions which may become a more significant portion of the Company’s net sales.  On December 18, 2015, the Company signed an extension to this agreement which extended the maturity date to January 31, 2019 with all other terms remaining the same. (see Note 5 Credit Facility in the Notes to our Consolidated Financial Statements).  As of December 31, 2016 there were no borrowings outstanding on the Credit Facility.

We had cash and cash equivalents of $13.5 million as of December 31, 2016, of which $3.9 million was held outside the United States. Our current intention is to reinvest the majority of our foreign earnings in foreign operations. Our current plans do not anticipate a need to repatriate cash to fund our domestic operations. In the event cash from foreign operations is needed to fund operations in the U.S., we would be subject to additional income taxes in the U.S. reduced by any foreign taxes paid on these earnings.

Contractual Obligations as of December 31, 2016

(Amounts in thousands)

Payment due by Period

Payment due by Period	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating Leases obligations (1)	$4,594	$487	$1,248	$821	$2,038
Total Contractual Obligations	$4,594	$487	$1,248	$821	$2,038

(1)

Operating leases relate primarily to the leases of the space used for our operations in Eatontown, New Jersey, Mesa, Arizona, Mississauga, Canada and Amsterdam, Netherlands. The commitments for operating leases include the minimum rent payments.

As of December 31, 2016, the Company is not committed by lines of credit or standby letters of credit, and has no standby repurchase obligations or other commercial commitments (see Note 5 Credit Facility in the Notes to our Consolidated Financial Statements).

Foreign Exchange

The Company’s Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. We are subject to fluctuations primarily in the Canadian Dollar-to-U.S. Dollar exchange rate.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

In addition to its activities in the USA, 7%   and 6% of the Company’s 2016 sales were generated in Canada and Europe and the rest of the world, respectively. We are subject to general risks attendant to the conduct of business in Canada, including economic uncertainties and foreign government regulations. In addition, the Company’s Canadian business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors.

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

Item 8. Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements at Item 15(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures”, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our Company’s President, Chairman of the Board and Chief Executive Officer (principal executive officer), Vice President and Chief Financial Officer  (principal financial officer) , and Vice President and Chief Accounting Officer (principal accounting officer). Based upon that evaluation, the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer , Chief Financial Officer, and Chief Accounting Officer, and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes maintaining records in reasonable detail that accurately and fairly reflect our transactions and disposition of assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with GAAP; providing reasonable assurance that receipts and expenditures of the Company, are made in accordance of with authorizations of management and directors of the Company; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.  In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that, owing to changes in conditions, controls may become inadequate, or that the degree of compliance with policies or procedures may deteriorate.

Management, with the participation of our Chief Executive Officer , Chief Financial Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ( 2013 Framework). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, EisnerAmper LLP, has audited our internal control over financial reporting as of December 31, 2016. Their attestation report on the audit of our internal control over financial reporting is included below.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required hereunder, with the exception of the information relating to the executive officers of the Registrant that is presented in Part I under the heading “Executive Officers of the Company,” and the information relating to the Company’s Code of Ethical Conduct that is presented in Part I under the heading “Available Information,” is incorporated by reference herein from our Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than May 1, 2017  (the “Definitive Proxy Statement”) under the sections captioned “Election of Directors,” “Corporate Governance” and “Section 16 (a) Beneficial Ownership Reporting Compliance.”

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

10.1

Business Loan Agreement, dated January 4, 2013, between Wayside Technology Group, Inc., Lifeboat Distribution, Inc., TechXtend, Inc., Programmer’s Paradise, Inc., as borrowers, and Citibank, N.A., as lender. (14)

10.2

Promissory Note, dated January 4, 2013, between Wayside Technology Group, Inc., Lifeboat Distribution, Inc., Techxtend, Inc., Programmer’s Paradise, Inc., as borrowers, and Citibank, N.A., as lender. (14)

10.3

Commercial Pledge Agreement, dated January 4, 2013, among Wayside Technology Group, Inc., as grantor, Wayside Technology Group, Inc., Lifeboat Distribution, Inc., Techxtend, Inc., Programmer’s Paradise, Inc., as borrowers, and Citibank, N.A., as lender. (14)

10.4

Commercial Security Agreement, dated January 4, 2013, among Wayside Technology Group, Inc., as grantor, Wayside Technology Group, Inc., Lifeboat Distribution, Inc., Techxtend, Inc., Programmer’s Paradise, Inc., as borrowers, and Citibank, N.A., as lender. (14)

10.5

Commercial Security Agreement, dated January 4, 2013, among Lifeboat Distribution, Inc., as grantor, Wayside Technology Group, Inc., Lifeboat Distribution, Inc., Techxtend, Inc., Programmer’s Paradise, Inc., as borrowers, and Citibank, N.A., as lender. (14)

10.6

Commercial Security Agreement, dated January 4, 2013, among Programmer’s Paradise, Inc., as grantor, Wayside Technology Group, Inc., Lifeboat Distribution, Inc., Techxtend, Inc., Programmer’s Paradise, Inc., as borrowers, and Citibank, N.A., as lender. (14)

Exhibit No.	Description of Exhibit

10.7

Commercial Security Agreement, dated January 4, 2013, among Techxtend, Inc., as grantor, Wayside Technology Group, Inc., Lifeboat Distribution, Inc., Techxtend, Inc., Programmer’s Paradise, Inc., as borrowers, and Citibank, N.A., as lender. (14)

10.8	1995 Stock Plan, as amended. (3)

10.9	1995 Non-Employee Director Plan, as amended. (3)

10.9(a)	2006 Stock-Based Compensation Plan. (4)

10.9(b)	First Amendment to 2006 Stock-Based Compensation Plan. (5)

10.9(c)	Second Amendment to 2006 Stock-Based Compensation Plan. (5)

10.10	Form of Officer and Director Indemnification Agreement. (1)

10.11	2012 Stock-Based Compensation Plan (13)

10.13	Employment Agreement, dated January 12, 2006, between the Company and Simon F. Nynens. (6)

10.14	Offer Letter, dated January 6, 2003, from the Company to Vito Legrottaglie.(7)

10.17	Restricted Stock Letter, dated August 15, 2006, between Vito Legrottaglie and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.). (5)

10.22	Restricted Stock Letter, dated August 15, 2006, between Duff Meyercord and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.). (5)

10.23	Restricted Stock Letter, dated August 15, 2006, between Simon F. Nynens and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.). (5)

10.24	Restricted Stock Letter, dated August 15, 2006, between Simon F. Nynens and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.). (5)

10.25	Restricted Stock Letter, dated August 15, 2006, between Kevin Scull and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.). (5)

10.28	Form of Non-Qualified Stock Option Agreement. (5)

10.29	Restricted Stock Letter, dated February 5, 2008, between Kevin Scull and Wayside Technology Group, Inc. (8)

10.31	Restricted Stock Letter, dated February 5, 2008, between Simon Nynens and Wayside Technology Group, Inc. (8)

10.32	Restricted Stock Letter, dated February 5, 2008, between Vito Legrottaglie and Wayside Technology Group, Inc. (8)

10.38	Restricted Stock Letter, dated February 5, 2008, between Duff Meyercord and Wayside Technology Group, Inc. (8)

Exhibit No.	Description of Exhibit

10.39	Restricted Stock Letter, dated May 5, 2009, between Simon Nynens and Wayside Technology Group, Inc. (9)

10.40	Restricted Stock Letter, dated May 5, 2009, between Kevin Scull and Wayside Technology Group, Inc. (9)

10.44	Restricted Stock Letter, dated May 5, 2009, between Vito Legrottaglie and Wayside Technology Group, Inc. (9)

10.45	Restricted Stock Letter, dated February 9, 2010, between Kevin Scull and Wayside Technology Group, Inc. (11)

10.47	Restricted Stock Letter, dated February 9, 2010, between Simon Nynens and Wayside Technology Group, Inc. (11)

10.48	Restricted Stock Letter, dated February 9, 2010, between Vito Legrottaglie and Wayside Technology Group, Inc. (11)

10.55	Restricted Stock Letter, dated February 9, 2010, between Duff Meyercord and Wayside Technology Group, Inc. (11)

10.56	Restricted Stock Letter, dated June 6, 2012, between Mike Faith and Wayside Technology Group, Inc. (11)

10.59	Restricted Stock Letter, dated May 8, 2012, between Vito Legrottaglie and Wayside Technology Group, Inc. (12)

10.61	Restricted Stock Letter, dated February 5, 2013, between Simon F. Nynens and Wayside Technology Group, Inc.(12)

21.1	Subsidiaries of the Registrant

23.1	Consent of EisnerAmper LLP

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Simon F. Nynens, the Chief Executive Officer of the Company.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Michael Vesey, the Vice President and Chief Financial Officer of the Company.

31.3	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Kevin T. Scull, the Vice President and Chief Accounting Officer of the Company.
32.1

Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Simon F. Nynens, the Chief Executive Officer of the Company.(15)

32.2

Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Michael Vesey, the Vice President and Chief Financial Officer of the Company.(15)

Exhibit No.	Description of Exhibit

32.3

Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Kevin T. Scull, the Vice President and Chief Accounting Officer of the Company.(15)

101

The following financial information from Wayside Technology Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 21, 2017, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Earnings, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to the Exhibits of the same number to the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-92810).

(2)	Incorporated by reference to the Exhibits of the same number to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 3, 2006.

(3)	Incorporated by reference to Exhibit A and Exhibit B, respectively, to the Registrant’s Definitive Annual Meeting Proxy Statement filed on April 30, 1998.

(4)	Incorporated by reference to Exhibit A of the Registrant’s Definitive Annual Meeting Proxy Statement filed on April 28, 2006.

(5)	Incorporated by reference to exhibits of the same number filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008.

(6)	Incorporated by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed on May 12, 2006.

(7)	Incorporated by reference to exhibits of the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed on May 15, 2007.

(8)	Incorporated by reference to exhibits of the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the Period Ended March 31, 2008 filed May 12, 2008.

(9)	Incorporated by reference to exhibits of the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the Period Ended June 30, 2009 filed August 11, 2009.

(10)	Incorporated by reference to exhibits of the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the Period Ended March 31, 2010 filed May 10, 2010.

(11)	Incorporated by reference to exhibits of the same number filed with the Registrant’s Annual Report on Form 10-K for the Period Ended December 31, 2012 filed February 15, 2013.

(12)	Incorporated by reference to exhibits of the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the Period Ended March 31, 2013 filed May 1, 2013.

(13)	Incorporated by reference to Exhibit A of the Registrant’s Definitive Annual Meeting Proxy Statement filed on April 24, 2012.

(14)	Incorporated by reference to the Registrant’s Form 8-K filed on January 8, 2013.

(15)	Furnished herewith.

(b)	The exhibits required by Item 601 of Regulation S-K are reflected above in Section (a) 3.of this Item.

(c)	The financial statement schedule is included as reflected in Section (a) 2.of this Item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Eatontown, New Jersey, on February 21, 2017.

WAYSIDE TECHNOLOGY GROUP, INC.

By:	/s/ Simon Nynens
Simon F. Nynens, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

	President, Chief Executive Officer and	February 21, 2017
/s/ Simon Nynens	Chairman of the Board of Directors
Simon F. Nynens	(Principal Executive Officer)

/s/ Michael Vesey	Vice President and	February 21, 2017
Michael Vesey	Chief Financial Officer
(Principal Financial Officer)

/s/ Kevin Scull	Vice President and	February 21, 2017
Kevin T. Scull	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Duffield Meyercord	Director	February 21, 2017
Duffield Meyercord

/s/ Mike Faith	Director	February 21, 2017
Mike Faith

/s/ Steve DeWindt	Director	February 21, 2017
Steve DeWindt

/s/ Diana Kurty	Director	February 21, 2017
Diana Kurty

Items 8 and 15(a)

Wayside Technology Group, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Wayside Technology Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Wayside Technology Group, Inc. and Subsidiaries (the “Company") as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule “Schedule II — Valuation and Qualifying Accounts” for each of the years in the three-year period ended December 31, 2016. The financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wayside Technology Group, Inc. and Subsidiaries as of December 31, 2016 and 2015 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Wayside Technology Group, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 21, 2017 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

Iselin, New Jersey
February 21, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Wayside Technology Group, Inc. and Subsidiaries

We have audited Wayside Technology Group, Inc. and Subsidiaries’ (the “Company") internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  An entity’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (iii)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Wayside Technology Group, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wayside Technology Group, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows, and the  schedule “Schedule II — Valuation and Qualifying Accounts” for each of the years in the three-year period ended December 31, 2016, and our report dated February 21, 2017, expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

Iselin, New Jersey
February 21, 2017

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$13,524	$23,823
Accounts receivable, net of allowances of $2,293 and $1,668 in 2016 and 2015, respectively	83,317	58,965
Inventory, net	2,324	1,954
Prepaid expenses and other current assets	948	989
Total current assets	100,113	85,731

Equipment and leasehold improvements, net	1,937	362
Accounts receivable-long-term	11,119	7,386
Other assets	113	82
Deferred income taxes	416	521
	$113,698	$94,082
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$76,087	$55,423
Total current liabilities	76,087	55,423

Commitments and Contingencies

Stockholders’ equity:
Common Stock, $.01 par value; 10,000,000 shares authorized; 5,284,500 shares issued; 4,555,434 and 4,700,812 shares outstanding in 2016 and 2015, respectively	53	53
Additional paid-in capital	30,683	32,540
Treasury stock, at cost, 729,066 and 583,688 shares in 2016 and 2015, respectively	(12,029)	(10,296)
Retained earnings	20,515	17,813
Accumulated other comprehensive loss	(1,611)	(1,451)
Total stockholders’ equity	37,611	38,659
	$113,698	$94,082

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Statements of Earnings

(Amounts in thousands, except per share amounts)

	Year ended December 31,
	2016	2015	2014

Net sales	$418,131	$382,090	$340,758

Cost of sales	390,800	355,517	315,948

Gross profit	27,331	26,573	24,810

Selling, general, and administrative expenses	18,715	18,063	16,513

Income from operations	8,616	8,510	8,297

Other income:
Interest, net	318	368	472

Foreign currency transaction loss	(1)	(20)	(11)

Income before provision for income taxes	8,933	8,858	8,758

Provision for income taxes	3,032	3,028	2,998

Net income	$5,901	$5,830	$5,760

Income per common share-Basic	$1.31	$1.26	$1.24

Income per common share-Diluted	$1.31	$1.25	$1.23

Weighted average common shares outstanding — Basic	4,503	4,634	4,661

Weighted average common shares outstanding — Diluted	4,514	4,653	4,702

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	Year ended December 31,
	2016	2015	2014

Net income	$5,901	$5,830	$5,760

Other comprehensive loss , net of tax:
Foreign currency translation adjustment	(160)	(893)	(757)
Other comprehensive loss	(160)	(893)	(757)

Comprehensive income	$5,741	$4,937	$5,003

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	(loss) income	Total
Balance at January 1, 2014	5,284,500	$53	$28,791	631,207	$(7,017)	$12,695	$199	$34,721
Net income						5,760		5,760
Translation adjustment							(757)	(757)
Reclassification adjustment for loss realized in net income on available-for sale marketable securities								—
Dividends paid						(3,230)		(3,230)
Stock options exercised			552	(220,000)	1,239			1,791
Share-based compensation Expense			1,338					1,338
Tax benefit from share-based compensation			716					716
Restricted stock grants (net of forfeitures)			(384)	(64,202)	384			—
Treasury shares repurchased				46,739	(772)			(772)
Balance at December 31, 2014	5,284,500	53	31,013	393,744	(6,166)	15,225	(558)	39,567
Net income						5,830		5,830
Translation adjustment							(893)	(893)
Dividends paid						(3,242)		(3,242)
Stock options exercised			298	(44,640)	276			574
Share-based compensation Expense			1,213					1,213
Tax benefit from share-based compensation			248					248
Restricted stock grants (net of forfeitures)			(232)	(39,535)	232			—
Treasury shares repurchased				274,119	(4,638)			(4,638)
Balance at December 31, 2015	5,284,500	53	32,540	583,688	(10,296)	17,813	(1,451)	38,659
Net income						5,901		5,901
Translation adjustment							(160)	(160)
Dividends paid						(3,199)		(3,199)
Share-based compensation expense			1,673					1,673
Tax benefit from share-based compensation			141					141
Restricted stock grants (net of forfeitures)			(3,671)	(164,085)	3,671			—
Treasury shares repurchased				309,463	(5,404)			(5,404)
Balance at December 31, 2016	5,284,500	$53	$30,683	729,066	$(12,029)	$20,515	$(1,611)	$37,611

The accompanying notes are an integral part of the consolidated financial statements

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$5,901	$5,830	$5,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	296	253	226
(Benefit) provision for doubtful accounts receivable	(73)	13	43
Deferred income tax expense	105	(43)	7
Share-based compensation expense	1,673	1,213	1,305
Loss on disposal of fixed assets	12	—	-
Changes in operating assets and liabilities:
Accounts receivable	(27,939)	1,085	1,740
Inventory	(361)	(481)	(176)
Prepaid expenses and other current assets	42	(72)	1,171
Accounts payable and accrued expenses	19,862	322	(4,333)
Net change in other operating assets and liabilities	(34)	65	2
Net cash (used in) provided by operating activities	(516)	8,185	5,745

Cash flows used in investing activities
Purchase of equipment and leasehold improvements	(1,040)	(200)	(311)
Net cash used in investing activities	(1,040)	(200)	(311)

Cash flows used in financing activities
Purchase of treasury stock	(5,404)	(4,638)	(772)
Proceeds from stock option exercises	—	574	1,791
Tax benefit from share-based compensation	141	213	716
Dividends paid	(3,199)	(3,242)	(3,230)
Net cash used in financing activities	(8,462)	(7,093)	(1,495)

Effect of foreign exchange rate on cash	(281)	(193)	(424)

Net (decrease) increase in cash and cash equivalents	(10,299)	699	3,515
Cash and cash equivalents at beginning of year	23,823	23,124	19,609
Cash and cash equivalents at end of year	$13,524	$23,823	$23,124

Supplementary disclosure of cash flow information:
Income taxes paid	$2,559	$3,191	$2,431
Leasehold improvements financed with tenant allowance	$840	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

Note 1.  Description of Business

Wayside Technology Group, Inc. and Subsidiaries (the “Company”), was incorporated in Delaware in 1982.  The Company distributes software developed by others to resellers who in turn sell to end customers worldwide.  We also resell computer software and hardware developed by others and provide technical services directly to customers in the United States of America (“USA”) and Canada.  We also operate a sales branch in Europe to serve our customers in this region of the world. We offer an extensive line of products from leading publishers of software and tools for virtualization/cloud computing, security, networking, storage & infrastructure management, application lifecycle management and other technically sophisticated domains as well as computer hardware.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make extensive use of certain estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.   The significant areas of estimation include but are not limited to accounting for allowance for doubtful accounts, sales returns, discount rates applicable to long term receivables, inventory  obsolescence, income taxes, depreciation, contingencies and stock-based compensation. Actual results could differ from those estimates.

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	Year ended December 31,
	2016	2015	2014
Numerator:
Net income	$5,901	$5,830	$5,760
Denominator:
Weighted average shares (Basic)	4,503	4,634	4,661
Dilutive effect of outstanding options and nonvested shares of restricted stock	11	19	41

Weighted average shares including assumed conversions (Diluted)	4,514	4,653	4,702

Basic net income per share	$1.31	$1.26	$1.24
Diluted net income per share	$1.31	$1.25	$1.23

Cash Equivalents

The Company considers all liquid short-term investments with original maturities of 90 days or less to be cash equivalents.

Accounts Receivable

Accounts receivable principally represents amounts collectible from our customers. The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support any outstanding obligation.

Allowance for Accounts Receivable

We provide allowances for doubtful accounts related to accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We take into consideration the overall quality and aging of the receivable portfolio along with specifically identified customer risks. If actual customer payment performance were to deteriorate to an extent not expected, additional allowances may be required.  At the time of sale, we record an estimate for sales returns based on historical experience. If actual sales returns are greater than estimated by management, additional expense may be incurred.

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

Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 2016 and 2015, because of the relative short maturity of these instruments. The Company’s accounts receivable long-term is discounted to their present value at prevailing market rates at the time of sale which approximates fair value as of December 31, 2016 and 2015.

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

Accounts Receivable-Long-Term

Accounts receivable-long-term result from product sales with extended payment terms that are discounted to their present values at the prevailing market rates at the time of sale. In subsequent periods, the accounts receivable are increased to the amounts due and payable by the customers through the accretion of interest income on the unpaid accounts receivable due in future years. The amounts under these long-term accounts receivable due within one year are reclassified to the current portion of accounts receivable.

Comprehensive Income

Comprehensive income consists of net income for the period, the impact of unrealized foreign currency translation adjustments  The foreign currency translation adjustments are not currently adjusted for income taxes as they relate to permanent investments in international subsidiaries.

Revenue Recognition

Revenue on product (software and hardware) and maintenance and subscription agreement sales are recognized once four criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed and determinable, (3) delivery (software and hardware) or fulfillment (maintenance and subscription) has occurred, and (4) there is reasonable assurance of collection of the sales proceeds. Revenues from the sales of hardware products, software products and licenses, maintenance and subscription  agreements are recognized on a gross basis upon delivery or fulfillment with the selling price to the customer recorded as sales and the acquisition cost of the product recorded as cost of sales.

Product delivery to customers occur in a variety of ways, including (i) as physical product shipped from the Company’s warehouse, (ii) via drop-shipment by the vendor, or (iii) via electronic delivery for software licenses.  The Company leverages drop-ship arrangements with many of its vendors and suppliers to deliver products to customers without having to physically hold the inventory at its warehouse, thereby increasing efficiency and reducing costs.  The Company recognizes revenue for drop-ship arrangements on a gross basis.  Furthermore, in such drop-ship arrangements, the Company negotiates price with the customer, pays the supplier directly for the product shipped and bears credit risk of collecting payment from its customers. Maintenance  and subscription agreements allow customers to access software and  obtain technical support directly from the software publisher and to upgrade, at no additional cost, to the latest technology if new applications are introduced by the software publisher during the period that the maintenance and subscription agreement is in effect. The Company serves as the principal with the customer and, therefore, recognizes the sale and cost of sale of the product upon receiving notification from the supplier that the product has shipped or the contract has been fulfilled.

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

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. This method also requires a valuation allowance against the net deferred tax asset if, based on the weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense when assessed. The Company accounts for uncertainties in accordance with FASB ASC 740 “Income Taxes”. This standard clarified the accounting for uncertainties in income taxes. The standard prescribes criteria for recognition and measurement of tax positions. It also provides guidance on derecognition, classification, interest and penalties, and disclosures related to income taxes associated with uncertain tax positions. The Company classifies all deferred tax asset or liabilities as non-current on the balance sheet in accordance with ASU 2015-17 which the Company has adopted.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued Accounting Standards Update ASU 2015-14 (“ASU 2015-14”) which deferred the effective date of the new standard by one year. Along with the deferral of the effective date, ASU No. 2015-14 allows early application as of the original effective date. Entities are allowed to transition to the new standard by either recasting prior periods or recognizing the cumulative effect as of the beginning of the period of adoption. The standard and related amendments will be effective for the Company for its annual reporting period beginning January 1, 2018, including interim periods within that reporting period. The Company is in the process of developing its conclusions on several aspects of the standard including principal versus agent considerations, identification of performance obligations, the determination of when control of goods and services transfers to the Company’s customers, which transition approach will be applied and the estimated impact it will have on our consolidated financial statements.

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

In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted.  We do not expect the adoption of this new accounting pronouncement to have a significant impact on our consolidated financial statements.

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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU No. 2016-13"). ASU No. 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. ASU No. 2016-13 is effective for the company in the first quarter of 2020, with early adoption permitted, and is to be applied using a modified retrospective approach. The company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-13 on it consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (“ASU 2016-15”) ASU 2016-15 which reduces diversity in practice in how certain transactions are classified in the statement of cash flows. The new standard will become effective for the Company beginning with the first quarter of 2018, with early adoption permitted. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” This amendment is intended to improve accounting for the income tax consequences of intra-entity transfers of assets other than inventory. In accordance with this guidance, an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The ASU is effective for the Company beginning in fiscal 2019. Early adoption is permitted in fiscal 2018 with modified retrospective application. The Company is continuing to evaluate the impact of the adoption of this guidance on its financial statements.

3.  Balance Sheet Detail

Equipment and leasehold improvements, net consist of the following as of December 31:

	2016	2015
Equipment	$1,638	$2,924
Leasehold improvements	1,317	572
	2,955	3,496
Less accumulated depreciation and amortization	(1,018)	(3,134)
	$1,937	$362

During 2016, the Company wrote off $2.4 million in fully depreciated leasehold improvements and equipment primarily used in our former corporate headquarters which we relocated from in October 2016.

Accounts payable and accrued expenses consist of the following as of December 31:

	2016	2015
Trade accounts payable	$72,093	$52,808
Accrued expenses	3,994	2,615
	$76,087	$55,423

Accumulated other comprehensive income (loss) consists of the following as of December 31:

	2016	2015
Foreign currency translation adjustments	$(1,611)	$(1,451)
	$(1,611)	$(1,451)

4.  Income Taxes

Deferred tax attributes resulting from differences between the tax basis of assets and liabilities and it reported amount in the consolidated balance sheet at December 31, 2016 and 2015 are as follows:

	2016	2015
Non-current assets
Accruals and reserves	$546	$529
Deferred rent credit	283	—
Depreciation and amortization	(413)	(8)
Total deferred tax assets	$416	$521

The provision (benefit) for income taxes is as follows:

	Year ended December 31,
	2016	2015	2014
Current:
Federal	$2,515	$2,779	$2,693
State	55	61	79
Foreign	357	231	219
	2,927	3,071	2,991
Deferred:
Federal	102	(40)	6
State	3	(3)	1
	105	(43)	7
	$3,032	$3,028	$2,998
Effective Tax Rate	33.9%	34.2%	34.2%

The reasons for the difference between total tax expense and the amount computed by applying the U.S. statutory federal income tax rate to income before income taxes are as follows:

	Year ended December 31,
	2016	2015	2014
Statutory rate applied to pretax income	$3,037	$3,012	$2,978
State income taxes, net of federal income tax benefit	36	39	52
Foreign income taxes under U.S. statutory rate	(64)	(44)	(56)
Other items, including the impact of the change in NJ state tax rate	23	21	24
Income tax expense	$3,032	$3,028	$2,998

The Company receives a tax deduction from the income realized by employees on the exercise of certain non-qualified stock options and restricted stock awards for which the tax effect of the difference between the book and tax deduction is recognized as a component of stockholders’ equity.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal consolidated tax return and its state tax return in New Jersey and its Canadian tax return as major tax jurisdictions. As of December 31, 2016, the Company’s 2013 through 2015 Federal tax returns remain open for examination, as the Company recently concluded an Internal Revenue Service examination for the 2011 and 2012 tax years. This examination resulted in no change to the previously filed Federal corporate tax returns.  The Company’s New Jersey and Canadian tax returns are open for examination for the years 2013 through 2015. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that it has appropriate support for the income tax positions it takes and expects to take on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

For financial reporting purposes, income before income taxes includes the following components:

	Year ended December 31,
	2016	2015	2014
United States	$7,514	$7,937	$7,903
Foreign	1,419	921	855
	$8,933	$8,858	$8,758

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

Among other affirmative covenants set forth in the Loan Agreement, the Company must maintain (i) a ratio of Total Liabilities to Tangible Net Worth (each as defined in the Loan Agreement) of not greater than 2.50 to 1.00, to be tested quarterly and (ii) a minimum Debt Service Coverage Ratio (as defined in the Loan Agreement) of 2.00 to 1.00.  Additionally, the Loan Agreement contains negative covenants related to, among other items, prohibitions against the creation of certain liens, engaging in any business activities substantially different than those currently engaged in by the Company, and paying dividends on the Company’s stock other than (i) dividends payable in its stock and (ii) cash dividends in amounts and frequency consistent with past practice, without first securing the written consent of Citibank. The Company is in compliance with all covenants at December 31, 2016.

At December 31, 2016, the Company had no borrowings outstanding under the Credit Facility.  The Company had no interest expense,  related to the Credit Facility for the years ended December 31, 2016, 2015 and 2014.

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

In February 2002, the Board of Directors approved a plan permitting all option holders under the 1995 Plan and 1995 Director Plan to surrender all or any portion of their options on or before March 1, 2002. By March 1, 2002, a total of 303,550 options to purchase the Company’s Common Stock under the 1995 Plan and 1995 Director Plan were surrendered. All of the options surrendered were exercisable in excess of the market price of the underlying Common

Stock as of the dates of surrender.   As of December 31, 2016, there are no shares of common stock available for future award grants to employees and directors under the 1995 Plan or the 1995 Director Plan.

At the annual stockholder’s meeting held on June 14, 2006, the Company’s stockholders approved the 2006 Stock-Based Compensation Plan (the “2006 Plan”). The 2006 Plan authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses, and other equity-based awards. The number of shares of Common Stock initially available under the 2006 Plan is 800,000.  As of December 31, 2016, there are no shares of common stock available for future award grants to employees and directors under this plan.

At the annual stockholder’s meeting held on June 6, 2012, the Company’s stockholders approved the 2012 Stock-Based Compensation Plan (the “2012 Plan”). The 2012 Plan authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2012 Plan was 600,000.  As of December 31, 2016, the number of shares of Common stock available for future award grants to employees and directors under the 2012 Plan is 303,061.

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

During 2016, the Company granted a total of 171,252 shares of Restricted Stock to officers, directors and employees. These shares of Restricted Stock vest between one and twenty equal quarterly installments.  In 2016, a total of 7,167 shares of Restricted Stock were forfeited as a result of directors and employees terminating employment with the Company.

Changes during 2014, 2015 and 2016 in options outstanding under the Company’s combined plans (i.e. the 2012 Plan, the 2006 Plan, the 1995 Non-Employee Director Plan and the 1995 Stock Plan) were as follows:

		Weighted
	Number	Average
	of	Exercise
	Options	Price
Outstanding at January 1, 2014	285,640	8.71
Granted in 2014	—	—
Canceled in 2014	15,000	3.04
Exercised in 2014	220,000	8.144
Outstanding at December 31, 2014	50,640	12.85
Granted in 2015	—	—
Canceled in 2015	6,000	12.85
Exercised in 2015	44,640	12.85
Outstanding at December 31, 2015	—	—
Granted in 2016	—	—
Canceled in 2016	—	—
Exercised in 2016	—	—
Outstanding at December 31, 2016	—	—
Exercisable at December 31, 2016	—	$—

There were no options exercisable at December 31, 2016 and 2015, respectively.

Under the various plans, options that are cancelled can be reissued. At December 31, 2016, no options were reserved for future issuance.

A summary of nonvested shares of Restricted Stock awards outstanding under the Company’s 2006 Plan and 2012 Plan as of December 31, 2016, 2015 and 2014 and changes during the three years ended December 31, 2016, 2015 and 2014 is as follows:

		Weighted
		Average Grant
		Date
	Shares	Fair Value
Nonvested shares at January 1, 2014	199,550	$12.02
Granted in 2014	98,689	16.03
Vested in 2014	(101,143)	11.94
Forfeited in 2014	(34,487)	11.62
Nonvested shares at December 31, 2014	162,609	$12.02
Granted in 2015	44,000	14.99
Vested in 2015	(78,815)	13.64
Forfeited in 2015	(4,465)	12.80
Nonvested shares at December 31, 2015	123,329	$16.34
Granted in 2016	171,252	17.03
Vested in 2016	(101,333)	14.57
Forfeited in 2016	(7,167)	15.98
Nonvested shares at December 31, 2016	186,081	$15.58

As of December 31, 2016, there was approximately $2.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.3 years.

For the years ended December 31, 2016, 2015 and 2014,the Company recognized share-based compensation cost of approximately $1.7 million, $1.2 million and $1.3 million, respectively, which is included in selling, general and administrative expenses.  The Company does not capitalize any share-based compensation cost.

7.  Defined Contribution Plan

The Company maintains a defined contribution plan covering substantially all domestic employees. Participating employees may make contributions to the plan, through payroll deductions. Matching contributions are made by the Company equal to 50% of the employee’s contribution to the extent such employee contribution did not exceed 6% of their compensation.  During the years ended December 31, 2016, 2015 and 2014, the Company expensed approximately $211 thousand, $211 thousand and $194 thousand, respectively, related to this plan.

8.  Commitments and Contingencies

Leases

Operating leases primarily relate to the lease of the space used for our operations in Eatontown, New Jersey, Mesa, Arizona, Mississauga, Canada and Amsterdam, Netherlands. Future minimum rental commitments under non-cancellable operating leases are as follows:

2017	$487
2018	441
2019	411
2020	396
2021	406
Thereafter	2,453
$4,594

Rent expense for the years ended December 31, 2016, 2015 and 2014 was approximately $455 thousand, $327 thousand and $262 thousand, respectively.

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

The Company has entered into severance agreements with its Vice President and Chief Information Officer, Vice President and Chief Financial Officer, and Vice President and Chief Accounting Officer, under which they are entitled to a severance payment and severance payments, respectively for six months at the then applicable annual base salary if the Company terminates their respective employment for any reason other than for cause.

Additionally, in the event that a change of control of the Company occurs (as described in the employment agreement), the Chief Financial Officer’s  outstanding equity awards become immediately vested and he is entitled to receive a lump-sum payment equal to 1.0 times his then annual salary and actual incentive bonus earned in the year prior to such change in control.

Other

As of December 31, 2016, the Company has no standby letters of credit, has no standby repurchase obligations or other commercial commitments. The Company has a line of credit see Note 5 (Credit Facility). Other than employment arrangements and other management compensation arrangements, the Company is not engaged in any transactions with related parties.

9.  Industry, Segment and Geographic Information

The Company distributes software developed by others through resellers indirectly to customers worldwide.  We also resell computer software and hardware developed by others and provide technical services directly to customers in the USA and Canada.  We also operate a sales branch in Europe to serve our customers in this region of the world.

Geographic revenue and identifiable assets related to operations as of and for the years ended December 31, 2016, 2015 and 2014 were as follows. Revenue is allocated to a geographic area based on the location of the sale, which is generally the customer’s country of domicile.  No one country other than the USA represents more than 10% of net sales for 2016, 2015 or 2014.

	2016	2015	2014
Net sales to Unaffiliated Customers:
USA	$364,989	$336,110	$294,274
Canada	28,491	23,957	23,757
Rest of the world	24,651	22,023	22,727
Total	$418,131	$382,090	$340,758

	2016	2015	2014
Identifiable Assets by Geographic Areas at December 31,
USA	$106,014	$87,679	$87,324
Canada	7,684	6,403	7,657
Total	$113,698	$94,082	$94,981

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

	Year ended
	December 31,
	2016	2015	2014
Revenue:
Lifeboat Distribution	$369,519	$339,708	$290,449
TechXtend	48,612	42,382	50,309
	418,131	382,090	340,758
Gross Profit:
Lifeboat Distribution	$22,349	$21,530	$19,194
TechXtend	4,982	5,043	5,616
	27,331	26,573	24,810
Direct Costs:
Lifeboat Distribution	$7,478	$7,719	$5,660
TechXtend	2,098	2,269	3,104
	9,576	9,988	8,764
Segment Income Before Taxes:
Lifeboat Distribution	$14,871	$13,811	$13,534
TechXtend	2,884	2,774	2,512
Segment Income Before Taxes	17,755	16,585	16,046

General and administrative	9,139	8,075	7,749
Interest income	318	368	472
Foreign currency translation	(1)	(20)	(11)
Income before taxes	$8,933	$8,858	$8,758

	As of	As of
	December 31,	December 31,
Selected Assets By Segment:	2016	2015

Lifeboat Distribution	$64,558	$45,300
TechXtend	32,202	23,005
Segment Select Assets	96,760	68,305
Corporate Assets	16,938	25,777
Total Assets	$113,698	$94,082

The Company had two customers that each accounted for more than 10% of total sales for 2016. For the year ended December 31, 2016, Software House International Corporation (“SHI”), and CDW Corporation (“CDW”) accounted for 19.6%, and 17.9%, respectively, of consolidated net sales and, as of December 31, 2016,  13.3% and 23.2%, respectively, of total net accounts receivable. For the year ended December 31, 2016, Sophos and Solarwinds accounted for 23.1% and 10.8% , respectively of our  consolidated purchases.

For the year ended December 31, 2015, SHI, and CDW accounted for 19.0%, and 17.9%, respectively, of consolidated net sales.. For the year ended December 31, 2015, Sophos was the only individual vendor from whom our purchases exceeded 10% of our total purchases and accounted for 24.2% of our total purchases.

For the year ended December 31, 2014, SHI, CDW, and Insight Enterprises, Inc. accounted for 17.4%, 16.4% and 11.0%, respectively, of consolidated net sales.  For the year ended December 31, 2014, Sophos was the only individual vendor from whom our purchases exceeded 10% of our total purchases and accounted for 14.7% of our total purchases.

 Our top five customers accounted for 48%, 52%, and 52% of consolidated net sales in 2016, 2015 and 2014, respectively.

10.  Quarterly Results of Operations (Unaudited)

The following table presents summarized quarterly results for 2016:

	First	Second	Third	Fourth
Net sales	$93,323	$105,257	$99,586	$119,965
Gross profit	5,953	7,000	6,372	8,006
Net income	1,029	1,527	1,378	1,967

Basic net income per common share	$0.23	$0.34	$0.31	$0.45
Diluted net income per common share	$0.22	$0.34	$0.31	$0.45

The following table presents summarized quarterly results for 2015:

	First	Second	Third	Fourth
Net sales	$92,691	$91,970	$97,653	$99,776
Gross profit	6,357	6,425	6,880	6,911
Net income	1,303	1,362	1,553	1,612

Basic net income per common share	$0.28	$0.29	$0.34	$0.35
Diluted net income per common share	$0.28	$0.29	$0.33	$0.35

Wayside Technology Group, Inc. and Subsidiaries

Schedule II--Valuation and Qualifying Accounts

(Amounts in thousands)

		Charged to
	Beginning	Cost and		Ending
Description	Balance	Expense	Deductions	Balance
Year ended December 31, 2014
Allowances for accounts receivable	$1,429	$189	$(201)	$1,819
Reserve for inventory obsolescence	$16	$6	$12	$10
Year ended December 31, 2015
Allowances for accounts receivable	$1,819	$(181)	$(30)	$1,668
Reserve for inventory obsolescence	$10	$13	$7	$16
Year ended December 31, 2016
Allowances for accounts receivable	$1,668	$644	$19	$2,293
Reserve for inventory obsolescence	$16	$3	$4	$15