Form 10-Q
period 2017-03-31
Wayside Technology Group, Inc.
filed 2017-05-05
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

(732) 389-8950

Registrant’s Telephone Number

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Check One:

Large Accelerated Filer ☐	Accelerated Filer ☒
Smaller Reporting Company ☐
Non-Accelerated Filer ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

There were 4,512.995 outstanding shares of common stock, par value $.01 per share, (“Common Stock”) as of April 28, 2017, not including771,505 shares classified as treasury stock.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,090	$13,524
Accounts receivable, net of allowances of $2,806 and $2,293, respectively	68,865	83,317
Inventory, net	2,461	2,324
Prepaid expenses and other current assets	877	948
Total current assets	83,293	100,113

Equipment and leasehold improvements, net	1,999	1,937
Accounts receivable-long-term, net	10,917	11,119
Other assets	225	113
Deferred income taxes	455	416
	$96,889	$113,698
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$59,983	$76,087
Total current liabilities	59,983	76,087

Commitments and Contingencies

Stockholders’ equity:
Common Stock, $.01 par value; 10,000,000 shares authorized; 5,284,500 shares issued; 4,538,995 and 4,555,434 shares outstanding, respectively	53	53
Additional paid-in capital	29,730	30,683
Treasury stock, at cost, 745,505 and 729,066 shares, respectively	(12,455)	(12,029)
Retained earnings	21,057	20,515
Accumulated other comprehensive loss	(1,479)	(1,611)
Total stockholders’ equity	36,906	37,611
	$96,889	$113,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

(Amounts in thousands, except per share data)

	Three months ended
	March 31,
	2017	2016

Net sales	$112,796	$93,323

Cost of sales	106,037	87,370

Gross profit	6,759	5,953

Selling, general, and administrative expenses	4,967	4,460

Income from operations	1,792	1,493

Other income:

Interest, net	148	64

Income before provision for income taxes	1,940	1,557

Provision for income taxes	621	528

Net income	$1,319	$1,029

Income per common share-Basic	$0.30	$0.23

Income per common share-Diluted	$0.30	$0.22

Weighted average common shares outstanding — Basic	4,343	4,565

Weighted average common shares outstanding — Diluted	4,359	4,580

Dividends paid per common share	$0.17	$0.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three months ended
	March 31,
	2017	2016

Net income	$1,319	$1,029

Other comprehensive income , net of tax:
Foreign currency translation adjustment	132	123
Other comprehensive income	132	123

Comprehensive income	$1,451	$1,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	(loss) income	Total
Balance at January 1, 2017	5,284,500	$53	$30,683	729,066	$(12,029)	$20,515	$(1,611)	$37,611
Net income	—	—	—	—	—	1,319	—	1,319
Translation adjustment	—	—	—	—	—	—	132	132
Dividends paid	—	—	—	—	—	(777)	—	(777)
Share-based compensation expense	—	—	347	—	—	—	—	347
Restricted stock grants (net of forfeitures)	—	—	(1,300)	(78,576)	1,300	—	—	—
Treasury shares repurchased	—	—	—	95,015	(1,726)	—	—	(1,726)
Balance at March 31, 2017	5,284,500	$53	$29,730	745,505	$(12,455)	$21,057	$(1,479)	$36,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three months ended
	March 31,
	2017	2016
Cash flows from operating activities
Net income	$1,319	$1,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	114	54
Deferred income tax (benefit) expense	(39)	8
Share-based compensation expense	347	399
Changes in operating assets and liabilities:
Accounts receivable	14,752	4,332
Inventory	(136)	(418)
Prepaid expenses and other current assets	71	(143)
Accounts payable and accrued expenses	(16,142)	(2,901)
Other assets	(113)	(58)
Net cash provided by operating activities	173	2,302

Cash flows used in investing activities
Purchase of equipment and leasehold improvements	(174)	(24)
Net cash used in investing activities	(174)	(24)

Cash flows used in financing activities
Purchase of treasury stock	(1,726)	(910)
Tax benefit from share-based compensation	—	44
Dividends paid	(777)	(816)
Net cash used in financing activities	(2,503)	(1,682)

Effect of foreign exchange rate on cash	70	(129)

Net (decrease) increase in cash and cash equivalents	(2,434)	467
Cash and cash equivalents at beginning of period	13,524	23,823
Cash and cash equivalents at end of period	$11,090	$24,290

Supplementary disclosure of cash flow information:
Income taxes paid	$21	$313

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(Amounts in tables in thousands, except share and per share amounts)

1.	Basis of Presentation:

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

The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, stock-based compensation, and contingencies and litigation. The Company bases its estimates on its historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the opinion of the Company’s management, all adjustments that are of a normal recurring nature, considered necessary for fair presentation, have been included in the accompanying condensed consolidated financial statements. The Company’s actual results may differ from these estimates under different assumptions or conditions. The unaudited condensed consolidated statements of earnings for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities Exchange Commission for the year ended December 31, 2016.

2.                        Significant Accounting Policies:

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

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, "Simplifying the Measurement of Inventory (Topic 330)", ("ASU 2015-11"). Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market, with market value represented by replacement cost, net realizable value or net realizable value less a normal profit margin. The amendments in ASU 2015-11 require an entity to measure inventory at the lower of cost or net realizable value. ASU 2015-11 is effective for reporting periods beginning after December 15, 2016. We adopted ASU 2015-11 during the quarter ended March 31, 2017 and it did not have a material impact on our consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company adopted the provisions of ASU 2016-09 related to the recognition of excess tax benefits in the income statement and classification in the statement of cash flows were adopted prospectively and the prior periods were not retrospectively adjusted. The Company has elected to account for forfeitures of share-based awards when they occur in determining compensation cost to be recognized each period. The adoption of ASU 2016-09 did not have a material impact on our consolidated financial statements

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 supersedes the lease guidance under FASB Accounting Standards Codification ("ASC") Topic 840, Leases, resulting in the creation of FASB ASC Topic 842, Leases. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for both finance and operating leases. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the potential impact of adopting ASU 2016-02 on its consolidated financial statements.

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

3.                        Foreign Currency Translation:

Assets and liabilities of the Company’s foreign subsidiaries have been translated at current exchange rates, and related sales and expenses have been translated at average rates of exchange in effect during the period.  The sales from our foreign operations for the first quarter of 2017 were $12.7 million as compared to $9.5 million in the first quarter of 2016.

4.   Comprehensive Income:

Cumulative translation adjustments have been classified within accumulated other comprehensive loss, which is a separate component of stockholders’ equity in accordance with FASB ASC Topic 220, “Comprehensive Income.”

5.Revenue Recognition:

Revenue on product (software and hardware) and maintenance and subscription agreement sales are recognized once four criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed and determinable, (3) delivery (software and hardware) or fulfillment (maintenance and subscription) has occurred, and (4) there is reasonable assurance of collection of the sales proceeds. Revenues from the sales of hardware products, software products and licenses, maintenance and subscription agreements are generally recognized on a gross basis upon delivery or fulfillment with the selling price to the customer recorded as sales and the acquisition cost of the product recorded as cost of sales.

Product delivery to customers occur in a variety of ways, including (i) as physical product shipped from the Company’s warehouse, (ii) via drop-shipment by the vendor, or (iii) via electronic delivery for software licenses. The Company leverages drop-ship arrangements with many of its vendors and suppliers to deliver products to customers without having to physically hold the inventory at its warehouse, thereby increasing efficiency and reducing costs. The

Company generally recognizes revenue for drop-ship arrangements on a gross basis. Furthermore, in such drop-ship arrangements, the Company negotiates price with the customer, pays the supplier directly for the product shipped and bears credit risk of collecting payment from its customers. Maintenance and subscription agreements allow customers to access software and obtain technical support directly from the software publisher and to upgrade, at no additional cost, to the latest technology if new applications are introduced by the software publisher during the period that the maintenance and subscription agreement is in effect. The Company generally serves as the principal with the customer and, therefore, recognizes the sale and cost of sale of the product upon receiving notification from the supplier that the product has shipped or the contract with respect to maintenance and subscription agreements has been fulfilled as the Company has no future performance obligation.

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

Accounts receivable-long-term result from product sales with extended payment terms that are discounted to their present values at the prevailing market rates at the time of the sale. In subsequent periods, the accounts receivable are increased to the amounts due and payable by the customers through the accretion of interest income on the unpaid accounts receivable due in future years. The amounts due under these long-term accounts receivable due within one year are reclassified to the current portion of accounts receivable and are shown net of reserves.

6.Fair Value:

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value at March 31, 2017 and December 31, 2016 because of the relative short maturity of these instruments. The Company’s accounts receivable long-term is discounted to their present value at prevailing market rates so the balances approximate fair value.

7.Balance Sheet Detail:

Equipment and leasehold improvements consist of the following:

	March 31,	December 31,
	2017	2016
Equipment	$1,807	$1,638
Leasehold improvements	1,324	1,317
	3,131	2,955
Less accumulated depreciation and amortization	(1,132)	(1,018)
	$1,999	$1,937

For the three months ended March 31, 2017 and 2016, the Company recorded depreciation and amortization expense of $0.1 million and $0.05 million respectively, which is included in the Company’s general and administrative expense.

Accounts payable and accrued expenses consist of the following

	March 31,	December 31,
	2017	2016
Trade accounts payable	$55,694	$72,093
Accrued expenses	4,289	3,994
	$59,983	$76,087

Accumulated other comprehensive loss consists of the following:

	March 31,	December 31,
	2017	2016
Foreign currency translation adjustments	$(1,479)	$(1,611)
	$(1,479)	$(1,611)

8.Credit Facility:

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

Among other affirmative covenants set forth in the Loan Agreement, the Company must maintain (i) a ratio of Total Liabilities to Tangible Net Worth (each as defined in the Loan Agreement) of not greater than 2.50 to 1.00, to be tested quarterly and (ii) a minimum Debt Service Coverage Ratio (as defined in the Loan Agreement) of 2.00 to 1.00.  Additionally, the Loan Agreement contains negative covenants related to, among other items, prohibitions against the creation of certain liens, engaging in any business activities substantially different than those currently engaged in by the Company, and paying dividends on the Company’s stock other than (i) dividends payable in its stock and (ii) cash dividends in amounts and frequency consistent with past practice, without first securing the written consent of Citibank. The Company is in compliance with all covenants at March 31, 2017.

At March 31, 2017, the Company had no borrowings outstanding under the Credit Facility.

9.Earnings Per Share:

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	Three months ended
	March 31,
	2017	2016
Numerator:
Net income	$1,319	$1,029
Denominator:
Weighted average shares (Basic)	4,343	4,565
Dilutive effect of outstanding options and nonvested shares of restricted stock	16	15

Weighted average shares including assumed conversions (Diluted)	4,359	4,580

Basic net income per share	$0.30	$0.23
Diluted net income per share	$0.30	$0.22

10.Major Customers and Vendors:

The Company had two major vendors that accounted for 30.8% and 13.4%, respectively, of total purchases during the three months ended March 31, 2017. The Company had two major vendors that accounted for 31.2% and 10.0%, respectively, of total purchases during the three months ended March 31, 2016. The Company had two major customers that accounted for 21.8% and 21.6%, respectively, of its total net sales during the three months ended March 31, 2017. These same customers accounted for 29.9% and 10.7%, respectively, of total net accounts receivable as of March 31, 2017. The Company had two major customers that accounted for 21.4% and 20.5%, respectively, of its total net sales during the three months ended March 31, 2016.

11.Income Tax:

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

The effective tax rate for the three months ended March 31, 2017 was 32.0% compared to 33.9% for the same period last year.

12.Stockholders’ Equity and Stock Based Compensation:

The 2012 Stock-Based Compensation Plan (the “2012 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2012 Plan was 600,000. As of March 31, 2017, the number of shares of Common stock available for future award grants to employees and directors under the 2012 Plan is 231,652.

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

During 2016, the Company granted a total of 171,252 shares of Restricted Stock to officers, directors, and employees. These shares of Restricted Stock vest between one and twenty equal quarterly installments.  A total of 7,167 shares of Restricted Stock were forfeited as a result of officers and employees terminating employment with the Company.

During 2017, the Company granted a total of 78,576 shares of Restricted Stock to officers and employees. These shares of Restricted Stock vest between eight and twenty equal quarterly installments.

A summary of nonvested shares of Restricted Stock awards outstanding under the Company’s the 2012 Plan an as of March 31, 2017, and changes during the three months then ended is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested shares at January 1, 2017	186,081	$15.58
Granted in 2017	78,576	18.19
Vested in 2017	(23,051)	15.08
Forfeited in 2017	—	—
Nonvested shares at March 31, 2017	241,606	$15.81

As of March 31, 2017, there is approximately $3.8 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.4 years.

For the three months ended March 31, 2017 and 2016, the Company recognized share-based compensation cost of $0.3 million and $0.4 million respectively, which is included in the Company’s general and administrative expense.

13.Segment Information:

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

The following segment reporting information of the Company is provided:

	Three months ended
	March 31,
	2017	2016
Revenue:
Lifeboat Distribution	$104,483	$86,340
TechXtend	8,313	6,983
	112,796	93,323
Gross Profit:
Lifeboat Distribution	$5,843	$5,153
TechXtend	916	800
	6,759	5,953
Direct Costs:
Lifeboat Distribution	$2,107	$1,818
TechXtend	472	504
	2,579	2,322
Segment Income Before Taxes:
Lifeboat Distribution	$3,736	$3,335
TechXtend	444	296
Segment Income Before Taxes	4,180	3,631

General and administrative	$2,388	$2,138
Interest income	148	64
Income before taxes	$1,940	$1,557

	As of	As of
	March 31,	December 31,
Selected Assets By Segment:	2017	2016

Lifeboat Distribution	$59,172	$64,558
TechXtend	23,071	32,202
Segment Select Assets	82,243	96,760
Corporate Assets	14,646	16,938
Total Assets	$96,889	$113,698

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of risk and uncertainties, including those set forth under the heading “Forward Looking Statements” and elsewhere in this report and those set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included in this report and the consolidated financial statements and related notes included in our 2016 Annual Report on Form 10-K.

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

Factors Influencing Our Financial Results

We derive the majority of our net sales though the sale of third party software licenses, maintenance and service agreements. In our Lifeboat distribution segment, sales are impacted by the number of product lines we distribute, and sales penetration of those products into the reseller channel. In our TechXtend segment sales are generally driven by sales force effectiveness and success in providing superior customer service, competitive pricing, and flexible payment solutions to our customers. Our sales are also impacted by external factors such as levels of IT spending and customer demand for products we distribute.

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

Dividend Policy and Share Repurchase Program. Historically we have sought to return value to investors through the payment of quarterly dividends and share repurchases. Total dividends paid and shares repurchased were

$0.8 and $1.7 million for the quarter ended March 31, 2017, respectively, and $0.8 million and $0.9 million for the quarter ended March 31, 2016, respectively. The payment of future dividends and share repurchases is at the discretion of our Board of Directors and dependent on results of operations, projected capital requirements and other factors the Board of Directors may find relevant.

Stock Volatility. The technology sector of the United States stock markets is subject to substantial volatility. Numerous conditions which impact the technology sector or the stock market in general or the Company in particular, whether or not such events relate to or reflect upon the Company’s operating performance, could adversely affect the market price of the Company’s Common Stock. Furthermore, fluctuations in the Company’s operating results, announcements regarding litigation, the loss of a significant vendor or customer, increased competition, reduced vendor incentives and trade credit, higher operating expenses, and other developments, could have a significant impact on the market price of our Common Stock.

Forward Looking Statements

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

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Substantial risks and uncertainties unknown at this time could cause actual results to differ materially from those indicated by such forward-looking statements, including, but not limited to, the continued acceptance of the Company’s distribution channel by vendors and customers, the timely availability and acceptance of new products, product mix, market conditions, competitive pricing pressures, contribution of key vendor relationships and support programs, including vendor rebates and discounts, as well as factors that affect the software industry in general and other factors generally. We strongly urge current and prospective investors to carefully consider the cautionary statements and risk factors contained in this report and our annual report on Form 10-K for the year ended December 31, 2016.

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

Financial Overview

Net sales increased 21%, or $19.5 million, to $112.8 million for the quarter ended March 31, 2017, compared to $93.3 million for the same period in 2016. Gross profit increased 14%, or $0.8 million, to $6.8 million for the quarter ended March 31, 2017, compared to $6.0 million in the prior year. Selling, general and administrative (“SG&A”) expenses increased 11%, or $0.5 million, to $5.0 million for the quarter ended March 31, 2017, compared to $4.5 million in the same period last year.  Net income increased 28%, or $0.3 million, to $1.3 million for the quarter ended March 31, 2017, compared to $1.0 million in the same period last year. Weighted average diluted shares outstanding decreased by 5% from the prior year, primarily due to the Company’s shares repurchased. Income per share-diluted increased 36% to

$0.30 for the quarter ended March 31, 2017, compared to $0.22 for the same period in 2016, partially due to the decrease in weighted average diluted shares outstanding.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements that have been prepared in accordance with US GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Revenues from the sales of hardware products, software products, licenses, maintenance and subscription agreements are generally recognized on a gross basis upon delivery or fulfillment, with the selling price to the customer recorded as sales and the acquisition cost of the product recorded as cost of sales.

On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, stock-based compensation, contingencies and litigation.

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

Share-Based Payments

Under the fair value recognition provision, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period. We record the impact of forfeitures when they occur. We review our valuation assumptions periodically and, as a result, we may change our valuation assumptions used to value stock based awards granted in future periods. Such changes may lead to a significant change in the expense we recognize in connection with share-based payments.

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

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, "Simplifying the Measurement of Inventory (Topic 330)", ("ASU 2015-11"). Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market, with market value represented by replacement cost, net realizable value or net realizable value less a normal profit margin. The amendments in ASU 2015-11 require an entity to measure inventory at the lower of cost or net realizable value. ASU 2015-11 is effective for reporting periods beginning after December 15, 2016. We adopted ASU 2015-11 during the quarter ended March 31, 2017 and it did not have a material impact on our consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company adopted the provisions of ASU 2016-09 related to the recognition of excess tax benefits in the income statement and classification in the statement of cash flows were adopted prospectively and the prior periods were not retrospectively adjusted. The Company has elected to account for forfeitures of share-based awards when they occur in determining compensation cost to be recognized each period. The adoption of ASU 2016-09 did not have a material impact on our consolidated financial statements.

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Three months ended
	March 31,
	2017	2016
Net sales	100.0%	100%
Cost of sales	94.0	93.6
Gross profit	6.0	6.4
Selling, general and administrative expenses	4.4	4.8
Income from operations	1.6	1.6
Other income	0.1	0.1
Income before income taxes	1.7	1.7
Income tax provision	0.5	0.6
Net income	1.2%	1.1%

Net Sales

Net sales for the quarter ended March 31, 2017 increased 21%, or $19.5 million, to $112.8 million, compared to $93.3 million for the same period in 2016. Net sales increased in both our Lifeboat Distribution segment and our TechXtend segment.

Lifeboat Distribution segment net sales for the quarter ended March 31, 2017 increased $18.1 million, or 21% to $104.5 million, compared to $86.3 million for the same period a year earlier. The increase was primarily due to growth in sales penetration for several of our more significant product lines, as well as the addition of several new product lines. The increases were partially offset by turnover in some vendor and distribution accounts due to competitive bid situations. We operate in a competitive market in which some sales agreements are subject to periodic competitive bidding processes, resulting in fluctuations from year to year based on the outcome.

TechXtend segment net sales increased $1.3 million or 19% to $8.3 million for the quarter ended March 31, 2017, compared to $7.0 million for the prior year. The increase was primarily due to higher sales to enterprise and public sector accounts.

During the quarter ended March 31, 2017, we relied on two key customers for a total of 43.4% of our revenue. One major customer accounted for 21.8% and the other for 21.6%, respectively, of our total net sales during the three months ended March 31, 2017.  These same customers accounted for 29.9% and 10.7%, respectively, of total net accounts receivable as of March 31, 2017.

Gross Profit

Gross profit for the quarter ended March 31, 2017 increased 14% or $0.8 million, to $6.8 million, compared to $6.0 million for the same period in 2016. Lifeboat Distribution segment gross profit increased 13% to $5.8 million for the quarter ended March 31, 2017 compared to $5.2 million for the same period in the prior year. TechXtend segment gross profit increased 15% to $0.9 million for the quarter ended March 31, 2017 compared to $0.8 million for the same period in the prior year. Gross profit increased primarily as a result of higher sales volumes somewhat offset by competitive pressures on gross profit margins as discussed below.

Gross profit margin (gross profit as a percentage of net sales) for the quarter ended March 31, 2017 was 6.0% compared to 6.4% for the same period in 2016. Lifeboat Distribution segment gross profit margin was 5.6% for the quarter ended March 31, 2017, compared to 6.0% for the same period in 2016. The decrease in gross profit margin for the Lifeboat Distribution segment was primarily caused by competitive pricing pressure and product mix. We operate in a competitive environment where the trend has been for gross profit margins to decline for the past several years. We attribute some of the decline to an increasing portion of our revenues coming from the sale of licenses, maintenance and service agreements that are not associated with a physical product. While our gross profit margin has declined on these products, we have instituted operational efficiencies such as electronic ordering and distribution through the use of EDI and other automation that increase our productivity and enable us to maintain profitability. TechXtend segment gross profit margin for the quarter ended March 31, 2017 was 11.0% compared to 11.5% for the same period in 2016. The decrease in gross profit margin was due to competitive market pricing, particularly on larger enterprise and public sector sales. Sales of large enterprise licenses and related equipment typically carry a lower gross profit margin, and lower incremental selling and administrative costs as a percentage of revenue, than smaller account sales.

Vendor rebates and discounts for the quarter ended March 31, 2017 were $0.5 million compared to $0.5 million in the same quarter last year. Vendor rebates are dependent on reaching certain targets set by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully. We anticipate that price competition in our market will continue in both of our business segments.

Selling, General and Administrative Expenses

SG&A expenses for the quarter ended March 31, 2017 increased $0.5 million or 11% to $5.0 million, compared to $4.5 million for the same period in 2016. The increase is primarily due to increased employee related expenses

(salaries, commissions, and bonus) to support our growth. SG&A expenses were 4.4% of net sales for the quarter ended March 31, 2017, and 4.8% for the same period in 2016.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We plan to continue to expand our investment in information technology and marketing, while monitoring SG&A expenses closely.

Income Taxes

For the three months ended March 31, 2017, the Company recorded a provision for income taxes of $0.6 million or 32.0% of income, compared to $0.5 million or 33.9% of income for the same period in 2016.  The decrease in the effective tax rate is primarily due to the change in tax effects related to share based payments at settlement (or expiration) through the income statement due to the adoption of ASU 2016-09.

Liquidity and Capital Resources

Our cash and cash equivalents decreased by $2.4 million to $11.1 million at March 31, 2017 from $13.5 million at December 31, 2016. The decrease in cash was primarily due to lower cash from operating activities and related changes in working capital, and increased cash used in financing activities related to stock repurchases and dividends.

Net cash provided by operating activities for the quarter ended March 31, 2017 was $0.2 million, comprised of net income adjusted for non-cash items of $1.7 million, offset by cash used in changes in operating assets and liabilities of $1.6 million.

The increase in cash used in changes in operating assets and liabilities in the first quarter of 2017 was primarily due to an increase in net working capital (accounts receivable and inventory, less accounts payable) required to support our business. The increased working capital requirement is driven by increased sales levels and extended payment terms for one of our major reseller customers.

In the quarter ended March 31, 2017, net cash used in investing activities was $0.2 million, compared to less than $0.1 million in the same quarter in prior year.

Net cash used in financing activities for the quarter ended March 31, 2017 of $2.5 million was comprised of $0.8 million of dividend payments on our Common Stock, and $1.7 million for the stock repurchases.

On January 4, 2013. the Company entered into a $10,000,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Business Loan Agreement, Promissory Note (the “Note”), Commercial Security Agreements and Commercial Pledge Agreement (the “Pledge Agreement”). The Credit Facility, which is intended to be used for business and working capital purposes, including financing of larger extended payment terms sales transactions which may become a more significant portion of the Company’s net sales. On December 18, 2015, the Company signed an extension to this agreement, which extended the maturity date to January 31, 2019 with all other terms remaining the same (See Note 8 in the Notes to our Condensed Consolidated Financial Statements). As of March 31, 2017, there were no borrowings outstanding on the Credit Facility.

We believe that the funds held in cash and cash equivalents and our unused borrowings on our credit facility will be sufficient to fund our working capital and cash requirements for at least the next 12 months.

Contractual Obligations as of March 31, 2017 are summarized as follows: (000’s)

Payment due by Period	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating Leases obligations (1)	$4,449	$465	$1,235	$826	$1,923
Total Contractual Obligations	$4,449	$465	$1,235	$826	$1,923

(1)

Operating leases relate primarily to the leases of the space used for our operations in Eatontown, New Jersey, Mesa Arizona, Mississauga, Canada and Amsterdam, Netherlands. The commitments for operating leases include the minimum rent payments.

As of March 31, 2017, the Company has no borrowings outstanding under lines of credit and no commitments relating to standby letters of credit, and has no standby repurchase obligations or other commercial commitments (see Note 8 in the Notes to our Consolidated Financial Statements).

Foreign Exchange

The Company’s foreign subsidiaries are subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. We are subject to fluctuations primarily in the Canadian Dollar and the Euro Dollar to-U.S. Dollar exchange rate.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In addition to its activities in the United States, 11.3% of the Company sales during the three months ended March 31, 2017 were generated by its subsidiaries in Canada and Europe. We are subject to general risks attendant to the conduct of business in Canada and Europe, including economic uncertainties and foreign government regulations. In addition, the Company’s international business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Foreign Exchange.”

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the repurchase of Common Stock by the Company and its affiliated purchasers during the first quarter of 2017.

ISSUER PURCHASE OF EQUITY SECURITIES

						Maximum
						Number of
				Total Number		Shares That
				of Shares		May Yet Be
				Purchased as		Purhased
	Total		Average	Part of Publicly	Average	Under the
	Number		Price Paid	Announced	Price Paid	Plans or
	of Shares		Per Share	Plans or	Per Share	Programs
Period	Purchased		(2)	Programs	(3)	(4)(5)

January 1, 2017- January 31, 2017	17,891		$18.01	17,891	$18.01	164,159
February 1, 2017- February 28, 2017	28,914	(1)	$17.75	21,516	$17.73	642,643
March 1, 2017- March 31, 2017	48,210		$18.46	48,210	$18.46	594,433
Total	95,015		$18.16	87,617	$18.19	594,433

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

(4)

On December 3, 2014, the Board of Directors of the Company approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans.  On February 2, 2017, the Board of Directors of the Company approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. The Company expects to purchase shares of its Common Stock from time to time in the market or otherwise subject to market conditions.

The Common Stock repurchase program does not have an expiration date.

(5)

On July 27, 2016, the Board of Directors of the Company approved, and on September 1, 2016, the Company entered into, a written purchase plan intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “September Plan”).  Purchases involving shares of the Company’s Common Stock under the September Plan may take place commencing September 1, 2016, and the was in effect until February 28, 2017.  Pursuant to the Plan, the Company’s broker shall effect purchases of up to an aggregate of 325,000 shares of Common Stock.

(6)

On February 2, 2017, the Board of Directors of the Company approved, and on March 1, 2017, the Company entered into, a written purchase plan intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Plan”).  Purchases involving shares of the Company’s Common Stock under the Plan may take place commencing March 1, 2017, and the Plan is intended to be in effect until September 30, 2017. Pursuant to the Plan, the Company’s broker shall effect purchases of up to an aggregate of 600,000 shares of Common Stock.

Item 6. Exhibits

(a)	Exhibits
10.1	Form of Officer and Director Indemnification Agreement.
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

101

The following financial information from Wayside Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 05, 2017, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Earnings, (3) Condensed Consolidated Statements of Stockholders’ Equity, (4) Condensed Consolidated Statements of Comprehensive Income, (5) Condensed Consolidated Statements of Cash Flows, and (6) the Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAYSIDE TECHNOLOGY GROUP, INC

5/05/2017	By:	/s/ Simon F. Nynens
Date		Simon F. Nynens, Chairman of the Board, President and Chief Executive Officer

5/05/2017	By:	/s/ Michael Vesey
Date		Michael Vesey, Vice President and Chief Financial Officer

5/05/2017	By:	/s/ Kevin T. Scull
Date		Kevin T. Scull, Vice President and Chief Accounting Officer