Form 10-Q
period 2017-06-30
Wayside Technology Group, Inc.
filed 2017-08-07
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

There were 4,503,788 outstanding shares of common stock, par value $.01 per share, (“Common Stock”) as of August 3, 2017, not including 780,712 shares classified as treasury stock.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,729	$13,524
Accounts receivable, net of allowances of $2,751 and $2,293, respectively	63,010	83,317
Inventory, net	2,349	2,324
Prepaid expenses and other current assets	1,212	948
Total current assets	76,300	100,113

Equipment and leasehold improvements, net	1,993	1,937
Accounts receivable-long-term	11,969	11,119
Other assets	214	113
Deferred income taxes	444	416
	$90,920	$113,698
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$53,543	$76,087
Total current liabilities	53,543	76,087

Commitments and Contingencies

Stockholders’ equity:
Common Stock, $.01 par value; 10,000,000 shares authorized; 5,284,500 shares issued; 4,513,205 and 4,555,434 shares outstanding, respectively	53	53
Additional paid-in capital	29,944	30,683
Treasury stock, at cost, 771,295 and 729,066 shares, respectively	(12,963)	(12,029)
Retained earnings	21,568	20,515
Accumulated other comprehensive loss	(1,225)	(1,611)
Total stockholders’ equity	37,377	37,611
	$90,920	$113,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

(Amounts in thousands, except per share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2017	2016	2017	2016

Net sales	$215,778	$198,580	$102,982	$105,257

Cost of sales	202,447	185,628	96,410	98,257

Gross profit	13,331	12,952	6,572	7,000

Selling, general, and administrative expenses	9,810	9,216	4,842	4,756

Income from operations	3,521	3,736	1,730	2,244

Other income:

Interest, net	321	125	173	61

Foreign currency transaction loss	(50)	(3)	(50)	(3)

Income before provision for income taxes	3,792	3,858	1,853	2,302

Provision for income taxes	1,200	1,303	578	775

Net income	$2,592	$2,555	$1,275	$1,527

Income per common share-Basic	$0.60	$0.56	$0.30	$0.34

Income per common share-Diluted	$0.60	$0.56	$0.30	$0.34

Weighted average common shares outstanding — Basic	4,314	4,545	4,285	4,524

Weighted average common shares outstanding — Diluted	4,337	4,557	4,315	4,535

Dividends paid per common share	$0.34	$0.34	$0.17	$0.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Six months ended		Three months ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income	$2,592	$2,555	$1,275	$1,527

Other comprehensive income , net of tax:
Foreign currency translation adjustment	386	70	254	(53)
Other comprehensive income (loss)	386	70	254	(53)

Comprehensive income	$2,978	$2,625	$1,529	$1,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	(loss) income	Total
Balance at January 1, 2017	5,284,500	$53	$30,683	729,066	$(12,029)	$20,515	$(1,611)	$37,611
Net income	—	—	—	—	—	2,592	—	2,592
Translation adjustment	—	—	—	—	—	—	386	386
Dividends paid	—	—	—	—	—	(1,539)	—	(1,539)
Share-based compensation expense	—	—	703	—	—	—	—	703
Restricted stock grants (net of forfeitures)	—	—	(1,442)	(87,040)	1,442	—	—	—
Treasury shares repurchased	—	—	—	129,269	(2,376)	—	—	(2,376)
Balance at June 30, 2017	5,284,500	$53	$29,944	771,295	$(12,963)	$21,568	$(1,225)	$37,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six months ended
	June 30,
	2017	2016
Cash flows from operating activities
Net income	$2,592	$2,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	233	108
Deferred income tax (benefit) expense	(28)	33
Share-based compensation expense	703	839
(Benefit) provision for doubtful accounts receivable	(54)	—
Changes in operating assets and liabilities:
Accounts receivable	19,769	(985)
Inventory	(20)	(165)
Prepaid expenses and other current assets	(259)	(276)
Accounts payable and accrued expenses	(22,660)	2,610
Other assets	(104)	(50)
Net cash provided by operating activities	172	4,669

Cash flows used in investing activities
Purchase of equipment and leasehold improvements	(285)	(210)
Net cash used in investing activities	(285)	(210)

Cash flows used in financing activities
Purchase of treasury stock	(2,376)	(1,959)
Tax benefit from share-based compensation	—	78
Dividends paid	(1,539)	(1,621)
Net cash used in financing activities	(3,915)	(3,502)

Effect of foreign exchange rate on cash	233	(204)

Net (decrease) increase in cash and cash equivalents	(3,795)	753
Cash and cash equivalents at beginning of period	13,524	23,823
Cash and cash equivalents at end of period	$9,729	$24,576

Supplementary disclosure of cash flow information:
Income taxes paid	$1,359	$1,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2017

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

In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company adopted the provisions of ASU 2016-09 related to the recognition of excess tax benefits in the income statement and classification in the statement of cash flows were adopted prospectively and the prior periods were not retrospectively adjusted. The Company has elected to account for forfeitures of share-based awards when they occur in determining compensation cost to be recognized each period. The adoption of ASU 2016-09 did not have a material impact on our consolidated financial statements

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 supersedes the lease guidance under FASB Accounting Standards Codification ("ASC") Topic 840, Leases, resulting in the creation of FASB ASC Topic 842, Leases. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. Leases will be classified as either finance or operating leases with classification affecting the pattern of expenses recognition in the statement of earnings. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the potential impact of adopting ASU 2016-02 on its consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, “Scope of Modification Accounting”, to reduce diversity in practice and provide clarity regarding existing guidance in ASC 718, “Stock Compensation”. The amendments in this updated guidance clarify that an entity should apply modification accounting in response to a change in the terms and conditions of an entity’s share-based payment awards unless three newly specified criteria are met. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted. The Company has evaluated the potential impacts of this updated guidance, and it does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

3.                        Foreign Currency Translation:

Assets and liabilities of the Company’s foreign subsidiaries have been translated at current exchange rates, and related sales and expenses have been translated at average rates of exchange in effect during the period.  The sales from our foreign operations for the first six months of 2017 were $23.6 million as compared to $20.9 million in the first six months of 2016. The sales from our foreign operations for the second quarter of 2017 were $10.9 million as compared to $11.4 million in the second quarter of 2016.

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

Provisions for doubtful accounts including long-term accounts receivable and returns are estimated based on historical write offs sales returns and credit memo analysis which are adjusted to actual on a periodic basis.

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

6.Fair Value:

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value at June 30, 2017 and December 31, 2016 because of the relative short maturity of these instruments. The Company’s accounts receivable long-term is discounted to their present value at prevailing market rates so the balances approximate fair value.

7.Balance Sheet Detail:

Equipment and leasehold improvements consist of the following:

	June 30,	December 31,
	2017	2016
Equipment	$1,921	$1,638
Leasehold improvements	1,326	1,317
	3,247	2,955
Less accumulated depreciation and amortization	(1,254)	(1,018)
	$1,993	$1,937

For the six months ended June 30, 2017 and 2016, the Company recorded depreciation and amortization expense of $0.2 million and $0.1 million respectively, which is included in the Company’s general and administrative expense.

Accounts payable and accrued expenses consist of the following

	June 30,	December 31,
	2017	2016
Trade accounts payable	$49,820	$72,093
Accrued expenses	3,723	3,994
	$53,543	$76,087

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

Among other affirmative covenants set forth in the Loan Agreement, the Company must maintain (i) a ratio of Total Liabilities to Tangible Net Worth (each as defined in the Loan Agreement) of not greater than 2.50 to 1.00, to be tested quarterly and (ii) a minimum Debt Service Coverage Ratio (as defined in the Loan Agreement) of 2.00 to 1.00.  Additionally, the Loan Agreement contains negative covenants related to, among other items, prohibitions against the creation of certain liens, engaging in any business activities substantially different than those currently engaged in by the Company, and paying dividends on the Company’s stock other than (i) dividends payable in its stock and (ii) cash dividends in amounts and frequency consistent with past practice, without first securing the written consent of Citibank. The Company is in compliance with all covenants at June 30, 2017.

At June 30, 2017, the Company had no borrowings outstanding under the Credit Facility.

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	Six months ended		Three months ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net income	$2,592	$2,555	$1,275	$1,527
Denominator:
Weighted average shares (Basic)	4,314	4,545	4,285	4,524
Dilutive effect of outstanding options and nonvested shares of restricted stock	23	12	30	11

Weighted average shares including assumed conversions (Diluted)	4,337	4,557	4,315	4,535

Basic net income per share	$0.60	$0.56	$0.30	$0.34
Diluted net income per share	$0.60	$0.56	$0.30	$0.34

10.Major Customers and Vendors:

The Company had two major vendors that accounted for 26.6% and 14.1%, respectively, of total purchases during the six months ended June 30, 2017, and 22.0% and 14.9% of total purchases for the three months ended June 30, 2017. The Company had two major vendors that accounted for 23.9% and 10.0%, respectively, of total purchases during the six months ended June 30, 2016, and 17.4% and 10.2% of total purchases for the three months ended June 30, 2016. The Company had two major customers that accounted for 21.6% and 19.7%, respectively, of its total net sales during the six months ended June 30, 2017, and 21.5%, and 17.4% of total net sales for the three months ended June 30, 2017. These same customers accounted for 9.2% and 22.8%, respectively, of total net accounts receivable as of June 30, 2017.  The Company had two major customers that accounted for 18.9% and 17.9%, respectively, of its total net sales during the six months ended June 30, 2016, and 17.5%, and 14.7% of total net sales for the three months ended June 30, 2016.

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

The effective tax rate for the six and three months ended June  30, 2017 was 31.7% and 31.2%, respectively, compared to 33.7% for the same periods last year.

12.Stockholders’ Equity and Stock Based Compensation:

The 2012 Stock-Based Compensation Plan (the “2012 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2012 Plan was 600,000. As of June  30, 2017, the number of shares of Common stock available for future award grants to employees and directors under the 2012 Plan is 223,188.

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

During 2017, the Company granted a total of 87,076 shares of Restricted Stock to officers and employees. These shares of Restricted Stock vest between eight and twenty equal quarterly installments.  A total of 36 shares of Restricted Stock were forfeited as a result of employees terminating employment with the Company.

A summary of nonvested shares of Restricted Stock awards outstanding under the Company’s the 2012 Plan as of June  30, 2017, and changes during the three months then ended is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested shares at January 1, 2017	186,081	$15.58
Granted in 2017	87,076	18.25
Vested in 2017	(46,623)	15.08
Forfeited in 2017	(36)	15.40
Nonvested shares at June 30, 2017	226,498	$15.86

As of June 30, 2017, there is approximately $3.6 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.2 years.

For the six months ended June 30, 2017 and 2016, the Company recognized share-based compensation cost of $0.7million and $0.8 million respectively, which is included in the Company’s general and administrative expense.

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

The following segment reporting information of the Company is provided:

	Six months ended		Three months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
Lifeboat Distribution	$200,157	$175,999	$95,674	$89,659
TechXtend	15,621	22,581	7,308	15,598
	215,778	198,580	102,982	105,257
Gross Profit:
Lifeboat Distribution	$11,455	$10,699	$5,612	$5,547
TechXtend	1,876	2,253	960	1,453
	13,331	12,952	6,572	7,000
Direct Costs:
Lifeboat Distribution	$4,276	$3,596	$2,171	$1,778
TechXtend	889	1,062	417	558
	5,165	4,658	2,588	2,336
Segment Income Before Taxes:
Lifeboat Distribution	$7,179	$7,103	$3,441	$3,769
TechXtend	987	1,191	543	895
Segment Income Before Taxes	8,166	8,294	3,984	4,664

General and administrative	$4,645	$4,558	$2,254	$2,420
Interest income	321	125	173	61
Foreign currency translation	(50)	(3)	(50)	(3)
Income before taxes	$3,792	$3,858	$1,853	$2,302

	As of	As of
	June 30,	December 31,
Selected Assets By Segment:	2017	2016

Lifeboat Distribution	$52,396	$64,558
TechXtend	24,932	32,202
Segment Select Assets	77,328	96,760
Corporate Assets	13,592	16,938
Total Assets	$90,920	$113,698

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

Dividend Policy and Share Repurchase Program. Historically we have sought to return value to investors through the payment of quarterly dividends and share repurchases. Total dividends paid and shares repurchased were

$0.8 and $0.7 million for the quarter ended June 30, 2017, respectively, and $0.8 million and $1.0 million for the quarter ended June 30, 2016, respectively. The payment of future dividends and share repurchases is at the discretion of our Board of Directors and dependent on results of operations, projected capital requirements and other factors the Board of Directors may find relevant.

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

Financial Overview

Net sales decreased 2%, or $2.3 million, to $103.0 million for the quarter ended June 30, 2017, compared to $105.3 million for the same period in 2016 as growth in our Lifeboat Distribution segment was offset by a decline in TechXtend due to quarterly variability in enterprise account sales. Gross profit decreased 6%, or $0.4 million, to $6.6 million for the quarter ended June 30, 2017, compared to $7.0 million in the prior year. Selling, general and administrative (“SG&A”) expenses increased 2%, or $0.1 million, to approximately $4.8 million for the quarter ended June 30, 2017.  Net income decreased 16%, or $0.2 million, to $1.3 million for the quarter ended June 30, 2017, compared to $1.5 million in the same period last year. Weighted average diluted shares outstanding decreased by 5% from the prior year, primarily due to the Company’s shares repurchased. Income per share-diluted decreased 12% to

$0.30 for the quarter ended June 30, 2017, compared to $0.34 for the same period in 2016, partially due to lower net income offset by the decrease in weighted average diluted shares outstanding.

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

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 supersedes the lease guidance under FASB Accounting Standards Codification ("ASC") Topic 840, Leases, resulting in the creation of FASB ASC Topic 842, Leases. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. Leases will be classified as either finance or operating leases with classification affecting the pattern of expenses recognition in the statement of earnings. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the potential impact of adopting ASU 2016-02 on its consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, “Scope of Modification Accounting”, to reduce diversity in practice and provide clarity regarding existing guidance in ASC 718, “Stock Compensation”. The amendments in this updated guidance clarify that an entity should apply modification accounting in response to a change in the terms and conditions of an entity’s share-based payment awards unless three newly specified criteria are met. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted. The Company has evaluated the potential impacts of this updated guidance, and it does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Six months ended		Three months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	100.0%	100%	100.0%	100%
Cost of sales	93.8	93.5	93.6	93.4
Gross profit	6.2	6.5	6.4	6.6
Selling, general and administrative expenses	4.6	4.6	4.7	4.5
Income from operations	1.6	1.9	1.7	2.1
Other income	0.2	0.1	0.1	0.1
Income before income taxes	1.8	2.0	1.8	2.2
Income tax provision	0.6	0.7	0.6	0.7
Net income	1.2%	1.3%	1.2%	1.5%

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Net Sales

Net sales for the quarter ended June 30, 2017 decreased 2%, or $2.3 million, to $103.0 million, compared to $105.3 million for the same period in 2016, as increased net sales in our Lifeboat Distribution segment were offset by decreased TechXtend sales resulting from variability in enterprise sales.

Lifeboat Distribution segment net sales for the quarter ended June 30, 2017 increased $6.0 million, or 7% to $95.7 million, compared to $89.7 million for the same period a year earlier. The increase was primarily due to growth in sales penetration for several of our more significant product lines, as well as the addition of several new product lines. The increases were partially offset by turnover in some vendor and customer accounts due to competitive bid situations.

We operate in a competitive market in which some sales agreements are subject to periodic competitive bidding processes, resulting in fluctuations from year to year based on the outcome.

TechXtend segment net sales decreased $8.3 million or 53% to $7.3 million for the quarter ended June 30, 2017, compared to $15.6 million for the prior year. The decrease was primarily due to a large enterprise sale of approximately $6.6 million recorded in the second quarter of 2016 which affects the comparability of results. Sales in our TechXtend segment may vary significantly from quarter to quarter based on the timing of IT spending decisions by our larger customers.

During the quarter ended June 30, 2017, we relied on two key customers for a total of 38.9% of our revenue. One major customer accounted for 21.5% and the other for 17.4%, respectively, of our total net sales during the three months ended June 30, 2017.  These same customers accounted for 9.2% and 22.8%, respectively, of total net accounts receivable as of June 30, 2017.

Gross Profit

Gross profit for the quarter ended June 30, 2017 decreased 6% or $0.4 million, to $6.6 million, compared to $7.0 million for the same period in 2016. Lifeboat Distribution segment gross profit increased 1% to $5.6 million for the quarter ended June 30, 2017 compared to $5.5 million for the same period in the prior year. TechXtend segment gross profit decreased 34% to $1.0 million for the quarter ended June 30, 2017 compared to $1.5 million for the same period in the prior year. Gross profit decreased primarily due to lower sales in our TechXtend segment and competitive pressures on gross profit margins as discussed below mitigated by the impact of increased sales in our Lifeboat segment.

Gross profit margin (gross profit as a percentage of net sales) for the quarter ended June  30, 2017 was 6.4% compared to 6.7% for the same period in 2016. Lifeboat Distribution segment gross profit margin was 5.9% for the quarter ended June 30, 2017, compared to 6.2% for the same period in 2016. The decrease in gross profit margin for the Lifeboat Distribution segment was primarily caused by competitive pricing pressure and product mix. We operate in a competitive environment where the trend has been for gross profit margins to decline for the past several years. We attribute some of the decline to an increasing portion of our revenues coming from the sale of licenses, maintenance and service agreements that are not associated with a physical product. While our gross profit margin has declined on these products, we have instituted operational efficiencies such as electronic ordering and distribution through the use of EDI and other automation that increase our productivity and enable us to maintain profitability. TechXtend segment gross profit margin for the quarter ended June 30, 2017 was 13.1% compared to 9.3% for the same period in 2016. The increase in gross profit margin was due to a decrease in  sales of large enterprise licenses and related equipment typically carry a lower gross profit margin, and lower incremental selling and administrative costs as a percentage of revenue, than smaller account sales.

Vendor rebates and discounts for the quarter ended June 30, 2017 were $0.7 million compared to $0.5 million in the same quarter last year. Vendor rebates are dependent on reaching certain targets set by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully. We anticipate that price competition in our market will continue in both of our business segments.

Selling, General and Administrative Expenses

SG&A expenses for the quarter ended June 30, 2017 increased $0.1 million or 2% to approximately  $4.8 million. The increase is primarily due to increased employee related expenses (salaries, and commissions) to support our growth. SG&A expenses were 4.7% of net sales for the quarter ended June 30, 2017, and 4.5% for the same period in 2016.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We plan to continue to expand our investment in information technology and marketing, while monitoring SG&A expenses closely.

Income Taxes

For the three months ended June  30, 2017, the Company recorded a provision for income taxes of $0.6 million or 31.2% of income, compared to $0.8 million or 33.7% of income for the same period in 2016. The decrease in the effective tax rate is primarily due to the change in tax effects related to share based payments at settlement (or expiration) through the income statement due to the adoption of ASU 2016-09.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Net Sales

Net sales for the six months ended June 30, 2017 increased 9%, or $17.2 million, to $215.8 million, compared to $198.6 million for the same period in 2016. Net sales increased in our Lifeboat Distribution segment and decreased in our TechXtend segment.

Lifeboat Distribution segment net sales for the six months ended June 30, 2017 increased $24.2 million, or 14% to $200.2 million, compared to $176.0 million for the same period a year earlier. The increase was primarily due to growth in sales penetration for several of our more significant product lines, as well as the addition of several new product lines. The increases were partially offset by turnover in some vendor and cusotmer accounts due to competitive bid situations. We operate in a competitive market in which some sales agreements are subject to periodic competitive bidding processes, resulting in fluctuations from year to year based on the outcome.

TechXtend segment net sales decreased $7.0 million or 31% to $15.6 million for the six months ended June 30, 2017, compared to $22.6 million for the prior year. The decrease was primarily due to a due to a large enterprise sale of approximately $6.6 million recorded in the second quarter of 2016 that affects comparability. Large enterprise sales tend to fluctuate from quarter to quarter based on the timing of customer purchasing decisions for IT projects.

During the six months ended June 30, 2017, we relied on two key customers for a total of 41.3% of our revenue. One major customer accounted for 21.6% and the other for 19.7%, respectively, of our total net sales during the three months ended June 30, 2017.  These same customers accounted for 9.2% and 22.8%, respectively, of total net accounts receivable as of June 30, 2017.

Gross Profit

Gross profit for the six months ended June 30, 2017 increased 3% or $0.4 million, to $13.3 million, compared to $13.0 million for the same period in 2016. Lifeboat Distribution segment gross profit increased 7% to $11.5 million for the six months ended June 30, 2017 compared to $10.7 million for the same period in the prior year. TechXtend segment gross profit decreased 17% to $1.9 million for the six months ended June 30, 2017 compared to $2.3 million for the same period in the prior year. Gross profit decreased primarily due to lower sales in our TechXtend segment and competitive pressures on gross profit margins as discussed below, mitigated by the impact of increased sales in our Lifeboat segment.

Gross profit margin (gross profit as a percentage of net sales) for the six months ended June 30, 2017 was 6.2% compared to 6.5% for the same period in 2016. Lifeboat Distribution segment gross profit margin was 5.7% for the six months ended June 30, 2017, compared to 6.1% for the same period in 2016. The decrease in gross profit margin for the Lifeboat Distribution segment was primarily caused by competitive pricing pressure and product mix. We operate in a competitive environment where the trend has been for gross profit margins to decline for the past several years. We attribute some of the decline to an increasing portion of our revenues being derived from the sale of licenses, maintenance and service agreements that are not associated with a physical product. While our gross profit margin has declined on these products, we have instituted operational efficiencies such as electronic ordering and distribution through the use of EDI and other automation that have increased our productivity and enabled us to maintain profitability. TechXtend segment gross profit margin for the six months ended June 30, 2017 was 12.0% compared to 10.0% for the same period in 2016. The increase in gross profit margin was due to a decrease in larger enterprise and public sector sales. Sales of large enterprise licenses and related equipment typically carry a lower gross profit margin, and lower incremental selling and administrative costs as a percentage of revenue, than smaller account sales.

Vendor rebates and discounts for the six months ended June 30, 2017 were $1.2 million compared to $1.0 million in the same quarter last year. Vendor rebates are dependent on reaching certain targets set by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully. We anticipate that price competition in our market will continue in both of our business segments.

Selling, General and Administrative Expenses

SG&A expenses for the six months ended June 30, 2017 increased $0.6 million or 6% to $9.8 million, compared to $9.2 million for the same period in 2016. The increase is primarily due to increased employee related expenses (salaries, and commissions) to support our growth. SG&A expenses were 4.6% of net sales for the six months ended June 30, 2017 and for the same period in 2016.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We plan to continue to expand our investment in information technology and marketing, while monitoring SG&A expenses closely.

Income Taxes

For the six months ended June 30, 2017, the Company recorded a provision for income taxes of $1.2 million or 31.6% of income, compared to $1.3 million or 33.7% of income for the same period in 2016. The decrease in the effective tax rate is primarily due to the change in tax effects related to share based payments at settlement (or expiration) through the income statement due to the adoption of ASU 2016-09.

Liquidity and Capital Resources

Our cash and cash equivalents decreased by $3.8 million to $9.7 million at June 30, 2017 from $13.5 million at December 31, 2016. The decrease in cash was primarily due to lower cash from operating activities and related changes in working capital, and increased cash used in financing activities related to stock repurchases and dividends.

Net cash provided by operating activities for the six months ended June 30, 2017 was $0.2 million, comprised of net income adjusted for non-cash items of $3.4 million, offset by cash used in changes in operating assets and liabilities of $3.2 million.

The increase in cash used in changes in operating assets and liabilities in 2017 was primarily due to an increase in net working capital (accounts receivable and inventory, less accounts payable) required to support our business. The increased working capital requirement is primarily driven by increased sales levels and extended payment terms sales during the fourth quarter of 2016. Our accounts receivable – long term increased by approximately $6.2 million during the fourth quarter of 2016 due to a higher level of extended payment term sales. The products related to these sales were paid for in the first quarter of 2017, while sales proceeds will be collected over future periods.

In the six months ended June 30, 2017, net cash used in investing activities was $0.3 million, compared to $0.2 million in the same quarter in prior year.

Net cash used in financing activities for the six months ended June 30, 2017 of $3.9 million was comprised of $1.5 million of dividend payments on our Common Stock, and $2.4 million for the stock repurchases.

On January 4, 2013. the Company entered into a $10,000,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Business Loan Agreement, Promissory Note (the “Note”), Commercial Security Agreements and Commercial Pledge Agreement (the “Pledge Agreement”). The Credit Facility, which is intended to be used for business and working capital purposes, including financing of larger extended payment terms sales transactions which may become a more significant portion of the Company’s net sales. On December 18, 2015, the Company signed an extension to this agreement, which extended the maturity date to January 31, 2019 with all other terms remaining the same (See Note 8 in the Notes to our Condensed Consolidated Financial Statements). As of June 30, 2017, there were no borrowings outstanding on the Credit Facility.

We anticipate that our working capital needs will increase as we invest in the growth of our business.   We believe that the funds held in cash and cash equivalents and our unused borrowings under our credit facility will be sufficient to fund our working capital and cash requirements for at least the next 12 months. Specifically, in July 2017 we expended approximately $8.0 million as a prepayment, to a new vendor to be applied against future purchases for this new vendor, in part financed from borrowings under our credit facility

Contractual Obligations as of June 30, 2017 are summarized as follows: (000’s)

Payment due by Period	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating Leases obligations (1)	$4,526	$548	$1,339	$831	$1,808
Total Contractual Obligations	$4,526	$548	$1,339	$831	$1,808

(1)

Operating leases relate primarily to the leases of the space used for our operations in Eatontown, New Jersey, Mesa Arizona, Mississauga, Canada and Amsterdam, Netherlands. The commitments for operating leases include the minimum rent payments.

As of June 30, 2017, the Company has no borrowings outstanding under lines of credit and no commitments relating to standby letters of credit, and has no standby repurchase obligations or other commercial commitments (see Note 8 in the Notes to our Consolidated Financial Statements).

Foreign Exchange

The Company’s foreign subsidiaries are subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. We are subject to fluctuations primarily in the Canadian Dollar and the Euro Dollar to-U.S. Dollar exchange rate.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In addition to its activities in the United States, 11.0% of the Company sales during the six months ended June 30, 2017 were generated by its subsidiaries in Canada and Europe. We are subject to general risks attendant to the conduct of business in Canada and Europe, including economic uncertainties and foreign government regulations. In addition, the Company’s international business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Foreign Exchange.”

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the quarter ended June  30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the repurchase of Common Stock by the Company and its affiliated purchasers during the second quarter of 2017.

ISSUER PURCHASE OF EQUITY SECURITIES

						Maximum
						Number of
				Total Number		Shares That
				of Shares		May Yet Be
				Purchased as		Purhased
	Total		Average	Part of Publicly	Average	Under the
	Number		Price Paid	Announced	Price Paid	Plans or
	of Shares		Per Share	Plans or	Per Share	Programs
Period	Purchased		(2)	Programs	(3)	(4)(5)(6)

April 1, 2017- April 30, 2017	26,000		$18.77	26,000	$18.77	568,433
May 1, 2017- May 31, 2017	8,254	(1)	$19.65	—	$—	568,433
June 1, 2017- June 30, 2017	—		$—	—	$—	568,433
Total	34,254		$18.98	26,000	$18.77	568,433

(1)

Includes 8,254 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (4) below.

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

101

The following financial information from Wayside Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on August 7, 2017, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Earnings, (3) Condensed Consolidated Statements of Stockholders’ Equity, (4) Condensed Consolidated Statements of Comprehensive Income, (5) Condensed Consolidated Statements of Cash Flows, and (6) the Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAYSIDE TECHNOLOGY GROUP, INC

8/7/2017	By:	/s/ Simon F. Nynens
Date		Simon F. Nynens, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

8/7/2017	By:	/s/ Michael Vesey
Date		Michael Vesey, Vice President and Chief Financial Officer (Principal Financial Officer)

8/7//2017	By:	/s/ Kevin T. Scull
Date		Kevin T. Scull, Vice President and Chief Accounting Officer ( Principal Accounting Officer)