Form 10-Q
period 2017-09-30
Wayside Technology Group, Inc.
filed 2017-11-09
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

There were 4,481,864 outstanding shares of common stock, par value $.01 per share, (“Common Stock”) as of November 5, 2017, not including 803,036 shares classified as treasury stock.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,065	$13,524
Accounts receivable, net of allowances of $2,641 and $2,293, respectively	63,683	83,317
Inventory, net	2,403	2,324
Vendor prepayments	7,471	—
Prepaid expenses and other current assets	788	948
Total current assets	78,410	100,113

Equipment and leasehold improvements, net	1,924	1,937
Accounts receivable-long-term, net	10,243	11,119
Other assets	204	113
Deferred income taxes	235	416
	$91,016	$113,698
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$50,922	$76,087
Revolving credit facility	2,000	—
Total current liabilities	52,922	76,087

Commitments and Contingencies

Stockholders’ equity:
Common Stock, $.01 par value; 10,000,000 shares authorized; 5,284,500 shares issued; 4,481,964 and 4,555,434 shares outstanding, respectively	53	53
Additional paid-in capital	30,694	30,683
Treasury stock, at cost, 802,536 and 729,066 shares, respectively	(13,855)	(12,029)
Retained earnings	22,152	20,515
Accumulated other comprehensive loss	(950)	(1,611)
Total stockholders’ equity	38,094	37,611
	$91,016	$113,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

(Amounts in thousands, except per share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2017	2016	2017	2016

Net sales	$322,423	$298,167	$106,646	$99,586

Cost of sales	302,848	278,842	100,403	93,214

Gross profit	19,575	19,325	6,243	6,372

Selling, general, and administrative expenses	14,261	13,570	4,451	4,351

Income from operations	5,314	5,755	1,792	2,021

Other income:

Interest, net	466	183	145	58

Foreign currency transaction gain (loss)	22	(1)	73	3

Income before provision for income taxes	5,802	5,937	2,010	2,082

Provision for income taxes	1,867	2,008	669	704

Net income	$3,935	$3,929	$1,341	$1,378

Income per common share-Basic (Restated) Notes 1 and 9	$0.87	$0.83	$0.30	$0.29

Income per common share-Diluted (Restated) Notes 1 and 9	$0.87	$0.83	$0.30	$0.29

Weighted average common shares outstanding — Basic (Restated) Notes 1 and 9	4,303	4,537	4,283	4,507

Weighted average common shares outstanding — Diluted (Restated) Notes 1and 9	4,303	4,537	4,283	4,507

Dividends paid per common share	$0.51	$0.51	$0.17	$0.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Nine months ended		Three months ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income	$3,935	$3,929	$1,341	$1,378

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	661	(60)	274	(130)
Other comprehensive income (loss)	661	(60)	274	(130)

Comprehensive income	$4,596	$3,869	$1,615	$1,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	(loss) income	Total
Balance at January 1, 2017	5,284,500	$53	$30,683	729,066	$(12,029)	$20,515	$(1,611)	$37,611
Net income	—	—	—	—	—	3,935	—	3,935
Translation adjustment	—	—	—	—	—	—	661	661
Dividends paid	—	—	—	—	—	(2,298)	—	(2,298)
Share-based compensation expense	—	—	1,026	—	—	—	—	1,026
Restricted stock grants (net of forfeitures)	—	—	(1,015)	(83,440)	1,015	—	—	—
Treasury shares repurchased	—	—	—	156,910	(2,841)	—	—	(2,841)
Balance at September 30, 2017	5,284,500	$53	$30,694	802,536	$(13,855)	$22,152	$(950)	$38,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine months ended
	September 30,
	2017	2016
Cash flows from operating activities
Net income	$3,935	$3,929
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	359	192
Deferred income tax expense	181	32
Share-based compensation expense	1,026	1,168
Benefit for doubtful accounts receivable	(95)	(57)
Changes in operating assets and liabilities:
Accounts receivable	21,101	(2,271)
Inventory	(69)	62
Prepaid expenses and other current assets	169	(204)
Vendor prepayments	(7,471)	—
Accounts payable and accrued expenses	(25,405)	1,312
Other assets	(96)	(45)
Net cash (used in) provided by operating activities	(6,365)	4,118

Cash flows used in investing activities
Purchase of equipment and leasehold improvements	(339)	(779)
Net cash used in investing activities	(339)	(779)

Cash flows used in financing activities
Purchase of treasury stock	(2,841)	(3,612)
Tax benefit from share-based compensation	—	115
Dividends paid	(2,298)	(2,420)
Net borrowings under revolving credit facility	2,000	—
Net cash used in financing activities	(3,139)	(5,917)

Effect of foreign exchange rate on cash	384	(287)

Net decrease in cash and cash equivalents	(9,459)	(2,865)
Cash and cash equivalents at beginning of period	13,524	23,823
Cash and cash equivalents at end of period	$4,065	$20,958

Supplementary disclosure of cash flow information:
Income taxes paid	$1,944	$1,915

Leasehold improvements funded by tenant allowance	$-	$840

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2017

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

Earnings per share two class method

Earnings per share for the three and nine months ended September 30,2016 were recalculated and restated using the two class method and presented on a comparable basis with the same periods in 2017. In 2017 the Company determined it should be reporting earnings per share using the two-class method in accordance with ASC 260-10-45-60, which treats unvested restricted shares granted under our 2012 Stock-Based Compensation Plan that are entitled to receive non-forfeitable dividends as participating securities. While the Company has determined the impact of applying the two-class method does not have a material impact on previously issued financial statements, it is appropriate to recalculate and restate amounts presented on a comparative and consistent basis with current period results.  The table below summarizes previously reported and restated amounts on a comparative basis. Footnote 9, Earnings Per Share provides more detail on the two-class method calculation.

	Nine months ended	Three months ended
	September 30,	September 30,
	2016	2016
As Previously Reported:
Income per common share - Basic	$0.87	$0.31
Income per common share - Diluted	$0.86	$0.31

Weighted average common shares outstanding - Basic	4,537	4,507
Weighted average common shares outstanding - Diluted	4,548	4,518

As Restated:
Income per common share - Basic	$0.83	$0.29
Income per common share - Diluted	$0.83	$0.29

Weighted average common shares outstanding – Basic	4,537	4,507
Weighted average common shares outstanding – Diluted	4,537	4,507

2.                       Recently issued accounting standards:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. In March, April, May and December 2016, the FASB issued additional updates to the new accounting standard which provide supplemental adoption guidance and clarifications. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue arising from contracts with customers. Entities are permitted to transition to the new standard by either recasting prior periods or recognizing the cumulative effect as of the beginning of the period of adoption. The standard and related amendments will be effective for the Company for its annual reporting period beginning January 1, 2018, including interim periods within that reporting period. The Company has engaged with outside advisors to assist in its assessment and is in the process of finalizing its conclusions on several aspects of the standard including principal versus agent considerations, identification of performance obligations, the determination of when control of goods and services transfers to the Company’s customer, which transition approach will be applied and the estimated impact it will have on our consolidated financial statements. While its assessment is still underway, the Company has determined that it may have material adjustments related to accounting for certain third-party maintenance, subscription and support agreements based on the assessment of whether the Company is acting as a principal or an agent in the transaction. Those adjustments, if any, are expected to impact whether the related sales are recognized on a gross or on a net basis, however such adjustments are not expected to have a material impact on net earnings. Our disclosures related to revenue recognition may be significantly different under the new accounting guidance. The Company has not yet determined which method of adoption it will adopt, pending the outcome of its final assessment.

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

In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Effective January 1, 2017,  the Company adopted the provisions of ASU 2016-09 related to the recognition of excess tax benefits in the income statement and classification in the statement of cash flows were adopted on a prospective basis and the prior periods were not retrospectively adjusted. The Company has elected to account for forfeitures of share-based awards when they occur in determining compensation cost to be recognized each period. The adoption of ASU 2016-09 did not have a material impact on our consolidated financial statements

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 supersedes the lease guidance under FASB Accounting Standards Codification ("ASC") Topic 840, Leases, resulting in the creation of FASB ASC Topic 842, Leases. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. Leases will be classified as either finance or operating leases with classification affecting the pattern of expense recognition in the statement of earnings. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the potential impact of adopting ASU 2016-02 on its consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU No. 2016-13"). ASU No. 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. ASU No. 2016-13 is effective for the Company in the first quarter of 2020, with early adoption permitted, and is to be applied using a modified retrospective approach. The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-13 on its consolidated financial statements, particularly its recognition for accounts receivable.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815) – Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments in this update also make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. ASU No. 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; the ASU allows for early adoption in any interim period after issuance of the update. The company is currently assessing the impact this ASU will have on its consolidated financial statements.

3.                        Foreign Currency Translation:

Assets and liabilities of the Company’s foreign subsidiaries have been translated at current exchange rates, and related sales and expenses have been translated at average rates of exchange in effect during the period.  The sales from our foreign operations for the first nine months of 2017 were $34.9 million as compared to $31.6 million in the first nine months of 2016. The sales from our foreign operations for the third quarter of 2017 were $11.3 million as compared to $10.7 million in the third quarter of 2016.

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

Provisions for doubtful accounts including long-term accounts receivable and returns are estimated based on historical write offs, sales returns and credit memo analysis which are adjusted to actual on a periodic basis.

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

6.Fair Value:

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value at September 30, 2017 and December 31, 2016 because of the relative short maturity of these instruments. The Company’s accounts receivable long-term is discounted to their present value at prevailing market rates at the date of sale so the balances approximate fair value.

7.Balance Sheet Detail:

Equipment and leasehold improvements consist of the following:

	September 30,	December 31,
	2017	2016
Equipment	$1,972	$1,638
Leasehold improvements	1,330	1,317
	3,302	2,955
Less accumulated depreciation and amortization	(1,378)	(1,018)
	$1,924	$1,937

For the nine months ended September 30, 2017 and 2016, the Company recorded depreciation and amortization expense of $0.4 million and $0.2 million respectively, which is included in the Company’s general and administrative expense.

Accounts payable and accrued expenses consist of the following

	September 30,	December 31,
	2017	2016
Trade accounts payable	$47,876	$72,093
Accrued expenses	3,046	3,994
	$50,922	$76,087

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

Among other affirmative covenants set forth in the Loan Agreement, the Company must maintain (i) a ratio of Total Liabilities to Tangible Net Worth (each as defined in the Loan Agreement) of not greater than 2.50 to 1.00, to be tested quarterly and (ii) a minimum Debt Service Coverage Ratio (as defined in the Loan Agreement) of 2.00 to 1.00.  Additionally, the Loan Agreement contains negative covenants related to, among other items, prohibitions against the creation of certain liens, engaging in any business activities substantially different than those currently engaged in by the Company, and paying dividends on the Company’s stock other than (i) dividends payable in its stock and (ii) cash dividends in amounts and frequency consistent with past practice, without first securing the written consent of Citibank. The Company is in compliance with all covenants at September 30, 2017.

At September 30, 2017, the Company had $2.0 million of borrowings outstanding under the Credit Facility. The Company incurred interest expense of $0.1 million during the third quarter of 2017. The average interest rate for the quarter was approximately 2.74%.

9.Earnings Per Share:

Our basic and diluted earnings per share are computed using the two-class method. The two-class method is an earnings allocation that determines net income per share for each class of common stock and participating securities according to their participation rights in dividends and undistributed earnings or losses. Non-vested restricted stock awards that include non-forfeitable rights to dividends are considered participating securities. Per share amounts are computed by dividing net income available to common shareholders by the weighted average shares outstanding during each period. Diluted and basic earnings per share are the same because the restricted shares are the only potentially dilutive security.

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	Nine months ended		Three months ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net income	$3,935	$3,929	$1,341	$1,378

Less distributed and undistributed income allocated to participating securities	179	171	57	58

Net Income Attributable to Common Shareholders	3,756	3,758	1,284	1,320

Denominator:
Weighted average common shares (Basic)	4,303	4,537	4,283	4,507

Weighted average common shares including assumed conversions (Diluted)	4,303	4,537	4,283	4,507

Basic net income per share	$0.87	$0.83	$0.30	$0.29
Diluted net income per share	$0.87	$0.83	$0.30	$0.29

10.Major Customers and Vendors:

The Company had two major vendors that accounted for 27.0% and 14.1%, respectively, of total purchases during the nine months ended September 30, 2017, and 27.9% and 14.1% of total purchases for the three months ended September 30, 2017. The Company had two major vendors that accounted for 23.8% and 10.2%, respectively, of its total purchases during the nine months ended September 30, 2016, and 23.6%, and 10.5% of total net purchases for the three months ended September 30, 2016. The Company had two major customers that accounted for 22.5% and 19.3%, respectively, of its total net sales during the nine months ended September 30, 2017, and 24.4%, and 18.5% of total net sales for the three months ended September 30, 2017. These same customers accounted for 14.8% and 25.5%, respectively, of total net accounts receivable as of September 30, 2017. The Company had two major customers that accounted for 19.8% and 17.8%, respectively, of its total net sales during the nine months ended September 30, 2016, and 21.4%, and 17.5% of total net sales for the three months ended September 30, 2016.

The Company entered into a distribution agreement in July 2017, and made a nonrefundable prepayment of $8.0 million to be applied against any amounts due under this agreement. The amount will be recorded as a prepaid and will be reduced as purchases are made under the agreement.

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

The effective tax rate for the nine and three months ended September  30, 2017 was  32.2% and 33.3%, respectively, compared to 33.8% for the same periods last year.

12.Stockholders’ Equity and Stock Based Compensation:

The 2012 Stock-Based Compensation Plan (the “2012 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2012 Plan was 600,000. As of September 30, 2017, the number of shares of Common stock available for future award grants to employees and directors under the 2012 Plan is 226,788.

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

During 2017, the Company granted a total of 87,076 shares of Restricted Stock to officers and employees. These shares of Restricted Stock vest between eight and twenty equal quarterly installments.  A total of 3,636 shares of Restricted Stock were forfeited as a result of employees terminating employment with the Company.

A summary of nonvested shares of Restricted Stock awards outstanding under the Company’s the 2012 Plan as of September  30, 2017, and changes during the three months then ended is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested shares at January 1, 2017	186,081	$15.58
Granted in 2017	87,076	18.25
Vested in 2017	(67,634)	15.18
Forfeited in 2017	(3,636)	16.49
Nonvested shares at September 30, 2017	201,887	$15.85

As of September 30, 2017, there is approximately $3.2 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.0 years.

For the nine months ended September 30, 2017 and 2016, the Company recognized share-based compensation cost of $1.0 million and $1.2  million respectively, which is included in the Company’s general and administrative expense.

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

The following segment reporting information of the Company is provided:

	Nine months ended		Three months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
Lifeboat Distribution	$300,344	$267,113	$100,188	$91,114
TechXtend	22,079	31,054	6,458	8,472
	322,423	298,167	106,646	99,586
Gross Profit:
Lifeboat Distribution	$16,873	$16,139	$5,417	$5,440
TechXtend	2,702	3,186	826	932
	19,575	19,325	6,243	6,372
Direct Costs:
Lifeboat Distribution	$6,142	$5,442	$1,866	$1,846
TechXtend	1,362	1,553	473	490
	7,504	6,995	2,339	2,336
Segment Income Before Taxes:
Lifeboat Distribution	$10,731	$10,697	$3,551	$3,594
TechXtend	1,340	1,633	353	442
Segment Income Before Taxes	12,071	12,330	3,904	4,036

General and administrative	$6,757	$6,575	$2,112	$2,015
Interest, net	466	183	145	58
Foreign currency translation	22	(1)	73	3
Income before taxes	$5,802	$5,937	$2,010	$2,082

	As of	As of
	September 30,	December 31,
Selected Assets By Segment:	2017	2016

Lifeboat Distribution	$61,620	$64,558
TechXtend	22,180	32,202
Segment Select Assets	83,800	96,760
Corporate Assets	7,216	16,938
Total Assets	$91,016	$113,698

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

Dividend Policy and Share Repurchase Program. Historically we have sought to return value to investors through the payment of quarterly dividends and share repurchases. Total dividends paid and shares repurchased were

$0.8 and $0.5 million for the quarter ended September 30, 2017, respectively, and $0.8 million and $1.7 million for the quarter ended September 30, 2016, respectively. The decrease in shares outstanding as a result of past repurchases has been a primary cause of increases in our earnings per share. The payment of future dividends and share repurchases is at the discretion of our Board of Directors and dependent on results of operations, projected capital requirements and other factors the Board of Directors may find relevant.

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

Financial Overview

Net sales increased 7%, or $7.1 million, to $106.7 million for the quarter ended September 30, 2017, compared to $99.6 million for the same period in 2016 as growth in our Lifeboat Distribution segment was offset by a decline in TechXtend due to quarterly variability in enterprise account sales. Gross profit decreased 2%, or $0.1 million, to $6.2 million for the quarter ended September 30, 2017, compared to $6.4 million in the prior year. Selling, general and administrative (“SG&A”) expenses increased 2%, or $0.1 million, to $4.5 million for the quarter ended September 30, 2017, compared to $4.4 million in the same period last year.  Net income decreased 3% to $1.3 million for the quarter ended September 30, 2017, compared to $1.4 million in the same period last year. Weighted average diluted shares outstanding decreased by 5% from the prior year, primarily due to the Company’s shares repurchased. Income per share-diluted increased 2% to $0.30 for the quarter September 30, 2017, compared to $0.29 for the same period in 2016, partially due to lower net income offset by the decrease in weighted average diluted shares outstanding.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. In March, April, May and December 2016, the FASB issued additional updates to the new accounting standard which provide supplemental adoption guidance and clarifications. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue arising from contracts with customers. Entities are permitted to transition to the new standard by either recasting prior periods or recognizing the cumulative effect as of the beginning of the period of adoption. The standard and related amendments will be effective for the Company for its annual reporting period beginning January 1, 2018, including interim periods within that reporting period. The Company has engaged with outside advisors to assist in its assessment and is in the process of finalizing its conclusions on several aspects of the standard including principal versus agent considerations, identification of performance obligations, the determination of when control of goods and services transfers to the Company’s customer, which transition approach will be applied and the estimated impact it will have on our consolidated financial statements. While its assessment is still underway, the Company has determined that it may have material adjustments related to accounting for certain third-party maintenance, subscription and support agreements based on the assessment of whether the Company is acting as a principal or an agent in the transaction. Those adjustments, if any, are expected to impact whether the related sales are recognized on a gross or on a net basis, however such adjustments are not expected to have a material impact on net earnings. Our disclosures related to revenue recognition may be significantly different under the new accounting guidance. The Company has not yet determined which method of adoption it will adopt, pending the outcome of its final assessment.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Effective January 1, 2017, the Company adopted the provisions of ASU 2016-09 related to the recognition of excess tax benefits in the income statement and classification in the statement of cash flows were adopted on a prospective and the prior periods were not retrospectively adjusted. The Company has elected to account for forfeitures of share-based awards when they occur in determining compensation cost to be recognized each period. The adoption of ASU 2016-09 did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 supersedes the lease guidance under FASB Accounting Standards Codification ("ASC") Topic 840, Leases, resulting in the creation of FASB ASC Topic 842, Leases. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. Leases will be classified as either finance or operating leases with classification affecting the pattern of expense recognition in the statement of earnings. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the potential impact of adopting ASU 2016-02 on its consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU No. 2016-13"). ASU No. 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. ASU No. 2016-13 is effective for the Company in the first quarter of 2020, with early adoption permitted, and is to be applied using a modified retrospective approach. The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-13 on its consolidated financial statements, particularly its recognition for accounts receivable.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815) – Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments in this update also make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. ASU No. 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; the ASU allows for early adoption in any interim period after issuance of the update. The company is currently assessing the impact this ASU will have on its consolidated financial statements.

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Nine months ended		Three months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100%
Cost of sales	93.9	93.5	94.1	93.6
Gross profit	6.1	6.5	5.9	6.4
Selling, general and administrative expenses	4.4	4.6	4.2	4.4
Income from operations	1.7	1.9	1.7	2.0
Other income	0.1	0.1	0.2	0.1
Income before income taxes	1.8	2.0	1.9	2.1
Income tax provision	0.6	0.7	0.6	0.7

Net income	1.2%	1.3%	1.3%	1.4%

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Net Sales

Net sales for the quarter ended September 30, 2017 increased 7%, or $7.1 million, to $106.6 million, compared to $99.6 million for the same period in 2016, as increased net sales in our Lifeboat Distribution segment were offset in part by decreased TechXtend sales resulting from variability in enterprise sales.

Lifeboat Distribution segment net sales for the quarter ended September 30, 2017 increased $9.1 million, or 10% to $100.2 million, compared to $91.1 million for the same period a year earlier. The increase was due primarily to growth in sales penetration for several of our more significant product lines, as well as the addition of several new product lines. The increases were partially offset by turnover in some vendor and customer accounts due to competitive bid situations. We operate in a competitive market in which some sales agreements are subject to periodic competitive bidding processes, resulting in fluctuations from year to year based on the outcome.

TechXtend segment net sales decreased $2.0 million or 24% to $6.5 million for the quarter ended September 30, 2017, compared to $8.5 million for the prior year. The decrease was primarily due to a decrease in large enterprise sales compared to the third quarter of 2016 which affects the comparability of results. Sales in our TechXtend segment may vary significantly from quarter to quarter based on the timing of IT spending decisions by our larger customers.

During the quarter ended September 30, 2017, we relied on two key customers for a total of 42.9% of our revenue. One major customer accounted for 24.4% and the other for 18.5%, of our total net sales during the three months ended September 30, 2017.  These same customers accounted for 14.8% and 25.5%, of total net accounts receivable as of September 30, 2017.

Gross Profit

Gross profit for the quarter ended September 30, 2017 decreased 2% or $0.1 million, to $6.2 million, compared to $6.4 million for the same period in 2016. Lifeboat Distribution segment gross profit was approximately $5.5 million for the quarter ended September 30, 2017 and 2016. TechXtend segment gross profit decreased 11% to $0.8 million for the quarter ended September  30, 2017 compared to $0.9 million for the same period in the prior year. Gross profit decreased primarily due to lower sales in our TechXtend segment and competitive pressures on gross profit margins as discussed below mitigated by the impact of increased sales in our Lifeboat segment.

Gross profit margin (gross profit as a percentage of net sales) for the quarter ended September  30, 2017 was 5.9% compared to 6.4% for the same period in 2016. Lifeboat Distribution segment gross profit margin was 5.5% for the quarter ended September 30, 2017, compared to 6.0% for the same period in 2016. The decrease in gross profit margin for the Lifeboat Distribution segment was primarily caused by competitive pricing pressure and product mix. We operate in a competitive environment where the trend has been for gross profit margins to decline for the past several years, and may continue to decline. We attribute some of the decline to an increasing portion of our revenues being derived from the sale of licenses, maintenance and service agreements that are not associated with a physical product. While our gross profit margin has declined on these products, we have instituted operational efficiencies such as electronic ordering and distribution through the use of EDI and other automation that have increased our productivity and enabled us to maintain profitability. TechXtend segment gross profit margin for the quarter ended September 30, 2017 was 12.8% compared to 11.0% for the same period in 2016. The increase in gross profit margin was due to a decrease in  sales of large enterprise licenses and related equipment which typically carry a lower gross profit margin, and lower incremental selling and administrative costs as a percentage of revenue, on large enterprise sales as compared to smaller account sales.

Vendor rebates and discounts for the quarter ended September 30, 2017 were $0.4 million compared to $0.5 million in the same quarter last year. Vendor rebates are dependent on reaching certain targets set by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully. We anticipate that price competition in our market will continue in both of our business segments.

Selling, General and Administrative Expenses

SG&A expenses for the quarter ended September 30, 2017 increased $0.1 million, or 2%, to approximately  $4.5 million compared to $4.4 million in the same period in 2016.  The increase is primarily due to increased employee related expenses (salaries, and commissions) to support our growth. SG&A expenses were 4.2% of net sales for the quarter ended September 30, 2017, compared to 4.4% for the same period in 2016.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We plan to continue to expand our investment in information technology and marketing, while monitoring SG&A expenses closely.

Income Taxes

For the three months ended September  30, 2017, the Company recorded a provision for income taxes of $0.7 million or 33.3% of income, compared to $0.8 million or 33.8% of income for the same period in 2016. The decrease in the effective tax rate is primarily due to the change in tax effects related to share-based payments at settlement (or expiration) through the income statement due to the adoption of ASU 2016-09.

Nine Months Ended September 30, 2017 Compared to Nine  Months Ended September 30, 2016

Net Sales

Net sales for the nine months ended September 30, 2017 increased 8%, or $24.3 million, to $322.4 million, compared to $298.2 million for the same period in 2016. Net sales increased in our Lifeboat Distribution segment and decreased in our TechXtend segment.

Lifeboat Distribution segment net sales for the nine months ended September 30, 2017 increased $33.2 million, or 12% to $300.3 million, compared to $267.1 million for the same period a year earlier. The increase was primarily due to growth in sales penetration for several of our more significant product lines, as well as the addition of several new product lines. The increases were partially offset by turnover in some vendor and customer accounts due to competitive bid situations. We operate in a competitive market in which some sales agreements are subject to periodic competitive bidding processes, resulting in fluctuations from year to year based on the outcome.

TechXtend segment net sales decreased $9.0 million or 29% to $22.1 million for the nine months ended September 30, 2017, compared to $31.1 million for the prior year. The decrease was due primarily to a large enterprise sale of approximately $6.6 million recorded in the second quarter of 2016 that affects comparability. Large enterprise sales tend to fluctuate from quarter to quarter based on the timing of customer purchasing decisions for IT projects.

During the nine months ended September 30, 2017, we relied on two key customers for a total of 41.8% of our revenue. One major customer accounted for 22.5% and the other for 19.3%, of our total net sales during the three months ended September 30, 2017.  These same customers accounted for 14.8% and 25.5%, of total net accounts receivable as of September 30, 2017.

Gross Profit

Gross profit for the nine months ended September 30, 2017 increased 1% or $0.3 million, to $19.6 million, compared to $19.3 million for the same period in 2016. Lifeboat Distribution segment gross profit increased 5%  to $16.9 million for the nine months ended September 30, 2017 compared to $16.1 million for the same period in the prior year. TechXtend segment gross profit decreased 15% to $2.7 million for the nine months ended September 30, 2017 compared to $3.2 million for the same period in the prior year. Gross profit decreased primarily due to lower sales in our TechXtend segment and competitive pressures on gross profit margins as discussed below, mitigated by the impact of increased sales in our Lifeboat segment.

Gross profit margin (gross profit as a percentage of net sales) for the nine months ended September 30, 2017 was 6.1% compared to 6.5% for the same period in 2016. Lifeboat Distribution segment gross profit margin was 5.6% for the nine months ended September 30, 2017, compared to 6.0% for the same period in 2016. The decrease in gross profit margin for the Lifeboat Distribution segment was caused primarily by competitive pricing pressure and product mix. We operate in a competitive environment where the trend has been for gross profit margins to decline for the past several years and may continue to decline in the future. We attribute some of the decline to an increasing portion of our revenues being derived from the sale of licenses, maintenance and service agreements that are not associated with a physical product. While our gross profit margin has declined on these products, we have instituted operational efficiencies such as electronic ordering and distribution through the use of EDI and other automation that have increased our productivity and enabled us to maintain profitability. TechXtend segment gross profit margin for the nine months ended September 30, 2017 was 12.2%, compared to 10.3% for the same period in 2016. The increase in gross profit margin was due to a decrease in larger enterprise and public sector sales. Sales of large enterprise licenses and related equipment typically carry a lower gross profit margin, and lower incremental selling and administrative costs as a percentage of revenue, than smaller account sales.

Vendor rebates and discounts for the nine months ended September 30, 2017 were $1.6 million compared to $1.5 million in the same period last year. Vendor rebates are dependent on reaching certain targets set by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully. We anticipate that price competition in our market will continue in both of our business segments.

Selling, General and Administrative Expenses

SG&A expenses for the nine months ended September 30, 2017 increased $0.7 million or 5% to $14.3 million, compared to $13.6 million for the same period in 2016. The increase is due primarily to increased employee related expenses (salaries, and commissions) to support our growth. SG&A expenses were 4.4% of net sales for the nine months ended September 30, 2017, compared to 4.6%  for the same period in 2016.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We plan to continue to expand our investment in information technology and marketing, while monitoring SG&A expenses closely.

Income Taxes

For the nine months ended September 30, 2017, the Company recorded a provision for income taxes of $1.9 million or 32.2% of income, compared to $2.0 million or 34.1% of income for the same period in 2016. The decrease in the effective tax rate is due primarily to the change in tax effects related to share-based payments at settlement (or expiration) through the income statement due to the adoption of ASU 2016-09.

Liquidity and Capital Resources

Our cash and cash equivalents decreased by $9.5 million to $4.1 million at September 30, 2017 from $13.5 million at December 31, 2016, and borrowings under our credit facility increased from $0 to $2.0 million during the same period. The use of cash was primarily due to working capital investments to support the growth of our business, and utilization of cash used for stock repurchases and dividends. The increase in working capital related to increased payment terms for certain accounts and vendor prepayments for inventory purchases.

Net cash used by operating activities for the nine months ended September 30, 2017 was $6.4 million, comprised of net income adjusted for non-cash items of $5.4 million, offset by cash used in changes in operating assets and liabilities of $11.8 million.

The increase in cash used in changes in operating assets and liabilities in 2017 was primarily due to an increase in net working capital (accounts receivable, inventory, and vendor prepayments less accounts payable) required to support our business. The increased working capital requirement is primarily driven by increased sales levels and extended payment terms sales during the fourth quarter of 2016, and a vendor prepayment of approximately $8.0 million as part of a distribution agreement.  Our accounts receivable – long term increased by approximately $6.2 million during the fourth quarter of 2016 due to a higher level of extended payment term sales. The products related to these sales were paid for in the first quarter of 2017, while sales proceeds will be collected over future periods.

In the nine months ended September 30, 2017, net cash used in investing activities was $0.3 million, compared to $0.8 million in the prior year.

Net cash used in financing activities for the nine months ended September 30, 2017 of $3.1 million was comprised of $2.3 million of dividend payments on our Common Stock, and $2.8 million for the stock repurchases less $2.0 of net borrowings under our credit facility.

On January 4, 2013. the Company entered into a $10,000,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Business Loan Agreement, Promissory Note (the “Note”), Commercial Security Agreements and Commercial Pledge Agreement (the “Pledge Agreement”). The Credit Facility, which is intended to be used for business and working capital purposes, including financing of larger extended payment terms sales transactions which may become a more significant portion of the Company’s net sales. On December 18, 2015, the Company signed an extension to this agreement, which extended the maturity date to January 31, 2019 with all other terms remaining the same (See Note 8 in the Notes to our Condensed Consolidated Financial Statements). As of September 30, 2017, outstanding borrowings of $2.0 million were outstanding under the Credit Facility.

We anticipate that our working capital needs will increase as we invest in the growth of our business.   We believe that the funds held in cash and cash equivalents and our unused borrowings under our credit facility will be sufficient to fund our working capital and cash requirements for at least the next 12 months.

Contractual Obligations as of September 30, 2017 are summarized as follows: (000’s)

Payment due by Period	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating Leases obligations (1)	$4,371	$531	$1,316	$834	$1,690
Total Contractual Obligations	$4,371	$531	$1,316	$834	$1,690

(1)

Operating leases relate primarily to the leases of the space used for our operations in Eatontown, New Jersey, Mesa Arizona, Mississauga, Canada and Amsterdam, Netherlands. The commitments for operating leases include the minimum rent payments.

As of September 30, 2017, the Company had $2.0 million outstanding under our lines of credit and no commitments relating to standby letters of credit, and has no standby repurchase obligations or other commercial commitments (see Note 8 in the Notes to our Consolidated Financial Statements).

Foreign Exchange

The Company’s foreign subsidiaries are subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. We are subject to fluctuations primarily in the Canadian Dollar and the Euro Dollar to-U.S. Dollar exchange rate.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In addition to its activities in the United States, 10.8% of the Company sales during the nine months ended September 30, 2017 were generated by its subsidiaries in Canada and Europe. We are subject to general risks attendant to the conduct of business in Canada and Europe, including economic uncertainties and foreign government regulations. In addition, the Company’s international business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Foreign Exchange.”

The Company’s cash balance is invested in short-term savings accounts with our primary banks, Citibank, and JPMorgan Chase Bank. As such, we believe that the risk of significant changes in the value of our cash invested is minimal.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures”, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of various members of our management, including our Company’s President, Chairman of the Board and Chief Executive Officer (principal executive officer), Vice President and Chief Financial Officer (principal financial officer), and Vice President and Chief Accounting Officer (principal accounting officer). Based upon that evaluation, we have identified a material weakness in our controls over financial reporting that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer , Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on the material weakness described below the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were not effective, as of the end of the period covered by this report. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The weakness we identified relates to the adoption and application of technical accounting guidance. While performing a review of our accounting policies in preparation of our quarterly report, we determined that we did not properly apply certain accounting principles regarding the treatment of unvested restricted stock as participating securities in our earnings per share calculation in prior periods. Although management determined that the error had an immaterial impact, quantitatively and qualitatively, on the Company’s previously issued financial statements, we concluded that it is appropriate to re-state previously reported amounts when presented on a comparative basis with the current period. We’ve also concluded that the error, had it gone undetected, could have resulted in a material misstatement in our financial statements. We currently are assessing our controls over the interpretation and adoption of authoritative and new accounting guidance to remediate the weakness.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the quarter ended September  30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the repurchase of Common Stock by the Company and its affiliated purchasers during the third quarter of 2017.

ISSUER PURCHASE OF EQUITY SECURITIES

						Maximum
						Number of
				Total Number		Shares That
				of Shares		May Yet Be
				Purchased as		Purhased
	Total		Average	Part of Publicly	Average	Under the
	Number		Price Paid	Announced	Price Paid	Plans or
	of Shares		Per Share	Plans or	Per Share	Programs
Period	Purchased		(2)	Programs	(3)	(4)(6)

July 1, 2017- July 31, 2017	6,717		$17.94	6,717	$17.94	561,716
August 1, 2017- August 31, 2017	16,674	(1)	$17.15	9,478	$17.26	552,238
September 1, 2017- September 30, 2017	4,250		$13.76	4,250	$13.76	547,988
Total	27,641		$16.82	20,445	$17.54	547,988

(1)

Includes 7,196 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (4) below.

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

(5)

On July 27, 2016, the Board of Directors of the Company approved, and on September 1, 2016, the Company entered into, a written purchase plan intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “September Plan”).  Purchases involving shares of the Company’s Common Stock under the September Plan may take place commencing September 1, 2016, and was in effect until February 28, 2017.  Pursuant to the Plan, the Company’s broker shall effect purchases of up to an aggregate of 325,000 shares of Common Stock.

(6)

On February 2, 2017, the Board of Directors of the Company approved, and on March 1, 2017, the Company entered into, a written purchase plan intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Plan”).  Purchases involving shares of the Company’s Common Stock under the Plan may take place commencing March 1, 2017, and was in effect until September 30, 2017. Pursuant to the Plan, the Company’s broker shall effect purchases of up to an aggregate of 600,000 shares of Common Stock.

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

101

The following financial information from Wayside Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the SEC on  November 9, 2017, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Earnings, (3) Condensed Consolidated Statements of Stockholders’ Equity, (4) Condensed Consolidated Statements of Comprehensive Income, (5) Condensed Consolidated Statements of Cash Flows, and (6) the Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAYSIDE TECHNOLOGY GROUP, INC

11/9/2017	By:	/s/ Simon F. Nynens
Date		Simon F. Nynens, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

11/9/2017	By:	/s/ Michael Vesey
Date		Michael Vesey, Vice President and Chief Financial Officer (Principal Financial Officer)

11/9//2017	By:	/s/ Kevin T. Scull
Date		Kevin T. Scull, Vice President and Chief Accounting Officer ( Principal Accounting Officer)