Form 10-K
period 2017-12-31
Wayside Technology Group, Inc.
filed 2018-03-15
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐  No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant computed by reference to the closing sale price for the Registrant’s Common Stock as of June 30, 2017, which was the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on The NASDAQ Global Market, was approximately $76,651,368 (In determining the market value of the Common Stock held by any non-affiliates, shares of Common Stock of the Registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of Common Stock of the Registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes).

The number of shares outstanding of the Registrant’s Common Stock as of February 27, 2018 was 4,504,203 shares.

Documents Incorporated by Reference: Portions of the Registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed on or before May 1, 2018 are incorporated by reference into Part III of this Report.

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

The Company was incorporated in Delaware in 1982. Our Common Stock is listed on The NASDAQ Global Market under the symbol “WSTG”. Our main web site address is www.waysidetechnology.com, and the other web sites maintained by our business include www.lifeboatdistribution.com, and www.techxtend.com.  Reference to these “uniform resource locators” or “URLs” is made as an inactive textual reference for informational purposes only. Information on our web sites should not be considered filed with the Securities and Exchange Commission, and is not, and should not be deemed to be, a part of this report.

In our Lifeboat segment, we distribute technology products from software developers, publishers or equipment manufacturers to resellers, and system integrators worldwide. We purchase software, maintenance/service agreements, networking/storage/security equipment and complementary products from our vendors and sell them to our reseller customers. Generally, a vendor authorizes a limited of number of companies to act as distributors of their product and sell to resellers of their product. Our reseller customers include value-added resellers, or VARs, corporate resellers, government resellers, system integrators, direct marketers, and national IT superstores. We combine our core strengths in customer service, marketing, distribution, credit and billing to allow our customers to achieve greater efficiencies in time to market in the IT channel in a cost effective manner.

Our Lifeboat Distribution business is characterized by low gross profit as a percentage of revenue, or gross margin, and price competition.   In our Lifeboat segment, we are highly dependent on the end-market demand for the products we sell, and on our partners’ strategic initiatives and business models. This end-market demand is influenced by many factors including the introduction of new products, replacement and renewal cycles for existing products, competitive products, overall economic growth and general business activity. A difficult and challenging economic environment may also lead to consolidation or decline in the industry and increased price-based competition.

We also provide comprehensive IT solutions directly to end users through our TechXtend segment. Products in this segment are acquired directly from equipment manufacturers, software developers or distributors and sold to end users. We provide customer service, billing, sales and marketing support in this segment and also provide extended payment terms to facilitate sales.

Products

An essential part of our ongoing operations and growth plans is the continued recruitment of software publishers for which we become authorized distributors of their products. The Company offers a wide variety of technology products from a broad range of publishers and manufacturers, such as Bluebeam Software, Dell/Dell Software, erwin, Flexera Software, Hewlett Packard, Infragistics, Intel Software, Lenovo, Micro Focus Microsoft, Mindjet, Samsung, SmartBear Software, SolarWinds, Sophos, StorageCraft Technology, TechSmith, Unitrends, Veeam Software and VMware. On a continuous basis, we screen new products for inclusion in our direct sales portfolio, and web sites based on their features, quality, price, profit margins and warranties, as well as on current sales trends. The

Company predominantly sells software, software subscriptions, and maintenance. Sales of hardware and peripherals represented 7%, 10%,  and 10% of our overall net sales in 2017, 2016 and 2015, respectively.

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

The Company had two customers that each accounted for more than 10% of total sales for 2017. For the year ended December 31, 2017, Software House International Corporation (“SHI”), and CDW Corporation (“CDW”) accounted for 23.0%, and 19.4%, respectively, of consolidated net sales and, as of December 31, 2017, 15.1% and 28.6%, respectively, of total net accounts receivable. For the year ended December 31, 2016, Software House International Corporation (“SHI”), and CDW Corporation (“CDW”) accounted for 19.6%, and 17.9%, respectively, of consolidated net sales,  and, as of December 31, 2016, 13.3%, and 23.2%, respectively, of total net accounts receivable. For the year ended December 31, 2015, SHI, and CDW Corporation accounted for 19.0%, and 17.9%, respectively, of consolidated net sales. Our top five customers accounted for 52%, 48%, and 52% of consolidated net sales in 2017, 2016 and 2015, respectively. The Company generally ships products within 48 hours of confirming a customer’s order. This results in minimum backlog in the business.

Sales to customers in Canada represented 7%, 7%, and 6% of our consolidated revenue in 2017, 2016, and 2015, respectively. Sales in Europe and the rest of the world represented 6%, 6%, and 6% of our consolidated revenue in 2017, 2016, and 2015, respectively. For geographic financial information, please refer to Note 9 in the Notes to our Consolidated Financial Statements.

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

We believe that effective purchasing from a diverse vendor base is a key element of our business strategy. For the year ended December 31, 2017, Sophos and Solarwinds accounted for 26.4% and 14.7%, respectively of our consolidated purchases. For the year ended December 31, 2016, Sophos and Solarwinds accounted for 23.1% and 10.8%, respectively, of our consolidated purchases. For the year ended December 31, 2015, Sophos was the only individual vendor from whom our purchases exceeded 10% of our total purchases and accounted for 24.2% of our total purchases.  The loss of a key vendor or group of vendors could disrupt our product availability and otherwise have an adverse effect on the Company.

In 2017,  2016 and 2015 the Company purchased approximately 96% of its products directly from manufacturers and publishers and the balance from multiple distributors. Most suppliers or distributors will “drop ship” products directly to the customers, which reduces physical handling by the Company. Inventory management techniques, such as “drop shipping” allow the Company to offer a greater range of products without increased inventory requirements or associated risk.

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

Competition

The software market is highly competitive and characterized by aggressive pricing practices by both software distributors and resellers.  This has resulted in declining gross margins as a percentage of sales, which the Company expects to continue. The Company faces competition from a wide variety of sources competing principally on the basis of price, product availability, customer service and technical support. In the Lifeboat Distribution segment, we compete against much larger broad-line distributors, as well as specialty distributors and, in some cases, the direct sales teams of the vendors we represent, who also sell directly to the end-customers.  In the TechXtend segment, we compete against vendors who sell directly to customers, as well as software resellers, superstores, e-commerce vendors, and other direct marketers of software and hardware products. In both segments, some of our competitors are significantly larger and have substantially greater resources than the Company.

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

The Company competes with other distributors and resellers to become an authorized distributor or reseller of products from software developers and publishers. It also competes with distributors and resellers to attract prospective buyers, and to source new products from software developers and publishers, and to market its current product line to customers. The Company believes that its ability to offer software developers and IT professionals easy access to a wide selection of the desired IT products at reasonable prices with prompt delivery and high customer service levels, along with its good relationships with vendors and suppliers, allows it to compete effectively. The Company competes to gain distribution rights for new products primarily on the basis of its reputation for successfully bringing new products to market and the strength of and quality of its relationships with software publishers.

The market for the software products we sell is characterized by rapid changes in technology, user requirements, and customer specifications. The manner in which software products are distributed and sold is changing, and new methods of distribution and sale may emerge or expand. Software developers and publishers have sold, and may intensify their efforts to sell, their products directly to end-users. The continuing evolution of the Internet as a platform in which to conduct e-commerce business transactions has both lowered the barriers for competition and broadened customer access to products and information, increasing competition and reducing prices. From time to time, certain software developers and publishers have instituted programs for the direct sale of large order quantities of software to certain major corporate accounts. These types of programs may continue to be developed and used by various developers and publishers. While some software developers and publishers currently sell new releases or upgrades directly to end users, they have not attempted to completely bypass the distribution and reseller channels. There can be no assurances, however, that software developers and publishers will continue using distributors and resellers to the same extent they currently do. Future efforts by software developers and publishers to bypass third-party sales channels could materially and adversely affect the Company’s business operations and financial conditions.

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

Management Information Systems

The Company operates management information systems on Windows 2008 and Windows 2012 platforms that allow for centralized management of key functions, including inventory, accounts receivable, purchasing, sales and distribution. We are dependent on the accuracy and proper utilization of our information technology systems, including our telephone, websites, e-mail and fax systems.

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

Employees

As of December 31, 2017, Wayside Technology Group, Inc. and its subsidiaries had 138 full-time employees and 2 part-time employees. The Company is not a party to any collective bargaining agreements with its employees, has experienced no work stoppages and considers its relationships with its employees to be satisfactory.

Executive Officers of the Company

Set forth below are the name, age, present title, principal occupation and certain biographical information for our executive officers as of February 1, 2018 all of whom have been appointed by and serve at the discretion of the Board of Directors of the Company (the “Board of Directors”).

Name	Age	Position
Simon F. Nynens	46	Chairman, President and Chief Executive Officer
Dale Foster	54	Executive Vice President
Michael Vesey	55	Vice President and Chief Financial Officer
Kevin Scull	52	Vice President and Chief Accounting Officer
Vito Legrottaglie	53	VP of Operations and Chief Information Officer
Brian Gilbertson	57	VP and General Manager of Lifeboat Distribution
Charles Bass	53	VP New Business Development

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

Dale Foster was appointed Executive Vice President in January 2018. Mr. Foster Previously served as Executive Director and General Manager of Promark Technology Inc. from November 2012 until he joined the Company.   Prior to that he served as President and CEO of Promark prior to its acquisition by Ingram Micro.

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

Brian Gilbertson was appointed Vice President and General Manager of Lifeboat Distribution (“Lifeboat”), a subsidiary of Wayside Technology Group, Inc., in May 2016. Mr. Gilbertson joined Lifeboat in 2015 as Vice President, Business Development.  Since 2003, Mr. Gilbertson has held leadership positions in distribution and high-tech vendor companies.  Prior to joining Lifeboat, Mr. Gilbertson served as the Senior Director for Arrow Enterprise Computing Solutions from November 2006 to February 2015.  While at Arrow, Mr. Gilbertson had responsibility for the P&L, development and execution of strategic direction, and day to day operations.  Prior to Arrow, he served as the Director of Sales for Alternative Technology July 2003 to November 2006.

Charles Bass was appointed Vice President New Business Development, in January 2018.  Mr. Bass previously served as Vice President Worldwide Channel Sales at Blue Medora since October 2016 until he joined the Company. From August 2015 to October 2016 he served as Vice President Worldwide sales for Tegile Inc., and from November 2010 to August 2015 he served as Vice President, Alliances, Marketing and Western Sales for Promark Technology Inc.

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

In  December 2017, we adopted a Code of Ethical Conduct. The full text of the Code of Ethical Conduct, which applies to all employees, officers and directors of the Company, including our Chief Executive Officer and Chief Financial Officer, is available at our web site, http://www.waysidetechnology.com, under “Governance.” The Company intends to disclose any amendment to, or waiver from, a provision of the Code of Ethical Conduct that applies to its Chief Executive Officer or Chief Financial Officer on its web site under “Investor Information.”

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

We depend on having creditworthy customers to avoid an adverse impact to our operating results and financial condition.  We may require sufficient amounts of debt and/or equity capital to fund our transactions as we provide larger extended payment terms to certain of our customers. If the credit quality of our customer base materially decreases, or if we experience a material increase in our credit losses, we may find it difficult to continue to obtain the required capital for our business, and our operating results and financial condition may be harmed. In addition to the impact on our ability to attract capital, a material increase in our delinquency and default experience would itself have a material adverse effect on our business, operating results and financial condition. Furthermore, if any of our customers to whom we provide larger extended payment terms go elsewhere for financing, such loss of revenue could have a material adverse effect on our business, operating results and financial condition.

The IT products and services industry is intensely competitive and actions of competitors, including manufacturers of products we sell, can negatively affect our business. Competition has been based primarily on price, product availability, speed of delivery, credit availability and quality and breadth of product lines and, increasingly, also is based on the ability to tailor specific solutions to client needs. We compete with manufacturers, including manufacturers of products we sell, as well as a large number and wide variety of marketers and resellers of IT products and services. In addition, manufacturers are increasing the volume of software products they distribute electronically directly to end-users and in the future, will likely pay lower referral fees for sales of certain software licensing agreements sold by us.  Generally, pricing is very aggressive in the industry, and we expect pricing pressures to continue. There can be no assurance that we will be able to negotiate prices as favorable as those negotiated by our competitors or that we will be able to offset the effects of price reductions with an increase in the number of clients, higher net sales, cost reductions, or greater sales of services, which service sales typically at higher gross margins, or otherwise. Price reductions by our competitors that we either cannot or choose not to match could result in an erosion of our market share and/or reduced sales or, to the extent we match such reductions, could result in reduced operating margins, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

If we lose several of our larger customers our earnings may be affected. Meeting our customers’ needs quickly and fairly is critical to our business success. Our contracts for the provision of products are generally non-

exclusive agreements that are terminable by either party upon 30 days’ notice. In addition, our agreements with these larger customers do not provide for minimum purchase commitments. The loss of several of our large customers, the failure of such customers to pay their accounts receivable on a timely basis, or a material reduction in the amount of purchases made by such customers could have a material adverse effect on our business, financial position, results of operations and cash flows. Additionally, anything that negatively impacts our customer relations also can negatively impact our operating results.

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

Failure to adequately maintain the security of our electronic and other confidential information could materially adversely affect our financial condition and results of operations.  We are dependent upon automated information technology processes. Privacy, security, and compliance concerns have continued to increase as technology has evolved to facilitate commerce and as cross-border commerce increases. As part of our normal business activities, we collect and store certain confidential information, including personal information of employees and information about partners and clients which may be entitled to protection under a number of regulatory regimes. In the course of normal and customary business practice, we may share some of this information with vendors who assist us with certain aspects of our business. Moreover, the success of our operations depends upon the secure transmission of confidential and personal data over public networks, including the use of cashless payments. Any failure on the part of us or our vendors to maintain the security of data we are required to protect, including via the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in our employees’, partners’ and clients’ confidence in us and other competitive disadvantages, and thus could have a material adverse impact on our business, financial condition and results of operations.  During 2017 and 2016 we did not have any cybersecurity breaches.

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

If the Company fails to maintain an effective system of internal controls or discovers material weaknesses in its internal controls over financial reporting, it may not be able to report its financial results accurately or timely or detect fraud, which could have a material adverse effect on its business. An effective internal control environment is necessary for the Company to produce reliable financial reports and is an important part of its effort to prevent financial fraud. The Company is required to annually evaluate the effectiveness of the design and operation of its internal controls over financial reporting. Based on these evaluations, the Company may conclude that enhancements, modifications, or changes to internal controls are necessary or desirable. During 2017, the Company determined it had a material weakness in its internal controls as is reported in Item 9a., Controls and Procedures. While management evaluates the effectiveness of the Company's internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure in human judgment. In addition, control procedures are designed to reduce rather than eliminate financial statement risk. If the Company fails to maintain an effective system of internal controls, or if management or the Company's independent registered public accounting firm discovers material weaknesses in the Company's internal controls, it may be unable to produce reliable financial reports or prevent fraud, which could have a material adverse effect on the Company's business. In addition, the Company may be subject to sanctions or investigation by regulatory authorities, such as the SEC or the NASDAQ. Any such actions could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of the Company's financial statements, which could cause the market price of its common stock to decline or limit the Company's access to capital.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements. As described under Item 9a., Controls and Procedures, we have identified a material weakness in the Company’s internal control. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have initiated remediation measures, but these new and enhanced controls have not operated for a sufficient amount of time to conclude that the material weakness has been remediated. To implement these remediation measures, we may need to commit additional resources, hire additional staff, and provide additional management oversight. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Further, if our remediation measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. In addition, if we are unable to successfully remediate this material weakness and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

The Company may be subject to intellectual property rights claims, which are costly to defend, could require payment of damages or licensing fees and could limit the company's ability to use certain technologies in the future. Certain of the Company's products and services include intellectual property owned primarily by the company's third- party suppliers. Substantial litigation and threats of litigation regarding intellectual property rights exist in the software and some service industries. From time to time, third parties (including certain companies in the business of acquiring patents not for the purpose of developing technology but with the intention of aggressively seeking licensing revenue from purported infringers) may assert patent, copyright and/or other intellectual property rights to technologies that are important to the company's business. In some cases, depending on the nature of the claim, the company may be able to seek indemnification from its suppliers for itself and its customers against such claims, but there is no assurance that it will be successful in obtaining such indemnification or that the company is fully protected against such claims. Any infringement claim brought against the company, regardless of the duration, outcome, or size of damage award, could:

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company leases approximately 20,000 square feet of space in Eatontown, New Jersey for its corporate headquarters under a lease expiring in March 2027.  Total annual rent expense for these premises is approximately $420,000. The Company also leases 7,800 square feet of warehouse space in Eatontown, New Jersey under a lease expiring in October 2020. Total annual rent expense is approximately $44,000.   The Company also leases 2,800 square feet of office space in Mesa, Arizona under a lease expiring in August 2018. Total annual rent expense is approximately $55,000.  Additionally, the Company leases approximately 3,700 square feet of office and warehouse space in Mississauga, Canada, under a lease which expires in November 30, 2019. Total annual rent expense for these premises is approximately $30,000.  The Company also leases office space in Amsterdam, Netherlands under a lease which expires June 30, 2018, at an annual rent of approximately $34,000. We believe that each of the properties is in good operating condition and such properties are adequate for the operation of the Company’s business as currently conducted.

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

	High	Low
2017:
First Quarter	$18.85	$16.60
Second Quarter	$20.95	$18.25
Third Quarter	$19.35	$13.35
Fourth Quarter	$17.10	$13.40

2016:
First Quarter	$19.38	$15.98
Second Quarter	$18.94	$16.50
Third Quarter	$18.50	$16.76
Fourth Quarter	$18.87	$16.70

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2017, regarding securities authorized for issuance upon the exercise of stock options and vesting of restricted stock under all of the Company’s equity compensation plans.

	(a)	(b)
	Number of Securities to	Weighted	(c)
	be Issued Upon Exercise	Average	Number of Securities Remaining Available
	of Outstanding Options	Exercise Price	for Future Issuance Under Equity
	and Vesting of Stock	of Outstanding	Compensation Plans (Excluding Securities
Plan Category	Awards	Options	Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders (1)	161,818	$15.98	245,846
Total	161,818	$15.98	245,846

(1)	Includes the 2006 Plan and the 2012 Plan. For plan details, please refer to Note 6 in the Notes to our Consolidated Financial Statements.

In each of 2017 and 2016, we declared quarterly dividends totaling $0.68 per share, respectively, on our Common Stock. There can be no assurance that we will continue to pay comparable cash dividends in the future.

During 2017, the Company granted a total of 87,076 shares of Restricted Stock to officers, and employees. These shares of Restricted Stock vest over time up to twenty equal quarterly installments.  In 2017, 22,694 shares of Restricted Stock were forfeited as a result of officers and employees terminating employment with the Company.

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

As of February 12, 2018, there were approximately 112 record holders of our Common Stock. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by brokerage firms and clearing agencies.

During the fourth quarter of 2017, we repurchased shares of our Common Stock as follows:

						Maximum
						Number of
				Total Number		Shares That
				of Shares		May Yet Be
				Purchased as		Purchased
	Total		Average	Part of Publicly	Average	Under the
	Number		Price Paid	Announced	Price Paid	Plans or
	of Shares		Per Share	Plans or	Per Share	Programs
Period	Purchased		(2)	Programs	(3)	(4)(5)

October 1, 2017- October 31, 2017	500		$13.70	500	$13.70	547,488
November 1, 2017- November 30, 2017	7,577	(1)	$14.05	—	$—	547,488
December 1, 2017- December 31, 2017	—		$—	—	$—	547,488
Total	8,077		$14.03	500	$13.70	547,488

(1)

Includes 7,577 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (4) below.

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

(5)

On July 27, 2016, the Board of Directors of the Company approved, and on September 1, 2016, the Company entered a written purchase plan intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Plan”). The Plan involved purchases of shares of the Company’s Common Stock commencing September 1, 2016, and was in effect until February 28, 2017.  Pursuant to the Plan, the Company’s broker could affect purchases of up to an aggregate of 325,000 shares of Common Stock.

(6)

On February 2, 2017, the Board of Directors of the Company approved, and on March 1, 2017, the Company entered a written purchase plan intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Plan”). The Plan involved purchases of shares of the Company’s Common Stock commencing March 1, 2017, and was in effect until September 30, 2017. Pursuant to the Plan, the Company’s broker could  affect purchases of up to an aggregate of 600,000 shares of Common Stock.

STOCK PRICE PERFORMANCE GRAPH

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return of the S&P Midcap 400 Index and the S&P 500 Computer and Electronics Retail Index for the period commencing December 31, 2012 and ending December 31, 2017, assuming $100 was invested on December 31, 2012 and the reinvestment of dividends.

	Base	INDEXED RETURNS
	Period	Year ended
Company / Index	Dec-12	Dec-13	Dec-14	Dec-15	Dec-16	Dec-17
Wayside Technology Group, Inc.	100	128.45	170.47	188.66	200.02	185.85
S&P MidCap 400 Index	100	133.50	146.54	143.35	173.08	201.20
S&P 500 Computer & Electronics Retail Index	100	275.33	250.14	206.62	307.61	505.99

Item 6. Selected Financial Data

The following tables set forth, for the periods indicated, selected consolidated financial and other data for Wayside Technology Group, Inc. and its Subsidiaries. You should read the selected consolidated financial and other data below in conjunction with our consolidated financial statements and the related notes in Part II, Item 8, and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

Year Ended December 31,

(Amounts in thousands, except per share amounts)

	2017	2016	2015	2014	2013
Consolidated Statement of Operations Data:
Net sales- (1)	$449,379	$418,131	$382,090	$340,758	$300,390
Cost of sales	422,303	390,800	355,517	315,948	276,035
Gross profit	27,076	27,331	26,573	24,810	24,355
Selling, general and
administrative expenses	19,263	18,715	18,063	16,513	15,505
Income from operations	7,813	8,616	8,510	8,297	8,850
Other income, net	740	317	348	461	562
Income before provision for income taxes	8,553	8,933	8,858	8,758	9,412
Provision for income taxes	3,491	3,032	3,028	2,998	3,019
Net income	$5,062	$5,901	$5,830	$5,760	$6,393
Net income per common share - (2)
Basic	$1.13	$1.25	$1.22	$1.20	$1.37
Diluted	$1.13	$1.25	$1.22	$1.20	$1.37
Weighted average common
shares outstanding:
Basic	4,299	4,503	4,634	4,661	4,454
Diluted	4,299	4,503	4,634	4,661	4,454

(1)

See Note 2 to the consolidated financial statements in Part II, Item 8 of this Form 10K, for information related to the anticipated impact on revenue from the adoption of ASC 606 – Revenue From Contracts With Customers, effective January 1, 2018.

(2)	Reflects restated net income per common share as discussed further in Note 1 to the consolidated financial statements in Part II, Item 8 of this Form 10K.

.

.

December 31,

(Amounts in thousands, except per share amounts)

	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents	$5,530	$13,524	$23,823	$23,124	$19,609
Working capital	29,078	24,477	30,568	31,161	24,016
Total assets	102,725	113,698	94,082	94,981	94,760
Total stockholders’ equity	38,712	37,611	38,659	39,567	34,721

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

Overview

Our Company is an IT channel company, primarily selling software and other third-party IT products and services through two reportable operating segments. Through our “Lifeboat Distribution” segment we sell products and services to corporate resellers, value added resellers (VARs), consultants and systems integrators worldwide, who in turn sell these products to end users. Through our “TechXtend Segment” we act as a value-added reseller, selling computer software and hardware developed by others and provide technical services directly to end user customers in the USA and Canada.  We offer an extensive line of products from leading publishers of software and tools for virtualization/cloud computing, security, networking, storage and infrastructure management, application lifecycle management and other technically sophisticated domains as well as computer hardware. We market these products through creative marketing communications, including our web sites, local and on-line seminars, webinars, social media, direct e-mail, and printed materials.

The Company has subsidiaries in the United States, Canada and the Netherlands,  through which its sales are made.

Factors Influencing Our Financial Results

We derive the majority of our net sales though the sale of third-party software licenses, maintenance and service agreements. In our Lifeboat distribution segment, sales are impacted by the number of product lines we distribute, and sales penetration of those products into the reseller channel, product lifecycle competitive, and demand characteristics of the products which we are authorized to distribute. In our TechXtend segment sales are generally driven by sales force effectiveness and success in providing superior customer service, competitive pricing, and flexible payment solutions to our customers. Our sales are also impacted by external factors such as levels of IT spending and customer demand for products we distribute.

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

Dividend Policy and Share Repurchase Program. Historically we have sought to return value to investors through the payment of quarterly dividends and share repurchases. Total dividends paid and shares repurchased were $3.1 and $3.0 million for the year ended December 31, 2017, respectively, and $3.2 million and $5.4 million for the year ended December 31, 2016,  respectively. The payment of future dividends is at the discretion of our Board of Directors and dependent on results of operations, projected capital requirements and other factors the Board of Directors may find relevant.

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

Financial Overview

Net sales increased 7%, or $31.2 million, to $449.4 million for the year ended December 31, 2017, compared to $418.1 million for the same period in 2016. Gross profit decreased 1%, or $0.3 million, to $27.1 million for the year ended December 31, 2017, compared to $27.3 million in the prior year.  Selling, general and administrative (“SG&A”) expenses increased 3%, or $0.5 million, to $19.3 million for the year ended December 31, 2017, compared to $18.7 million in the prior year. Net income decreased 14%, or $0.8 million, to $5.1 million for the year ended December 31, 2017, compared to $5.9 million in the prior year. Weighted Average diluted shares outstanding decreased by 4.5% from the prior year, primarily due to the Company’s share buyback program. Income per share diluted decreased 10.3% to $1.13 for the year ended December 31, 2017, compared to $1.25 for the same period in 2016.

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

Accounts Receivable – Long Term

The Company’s accounts receivable long-term are discounted to their present value at prevailing market rates at the time of sale. In doing so, the Company considers competitive market rates and other relevant factors.

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

Share-Based Payments

Under the fair value recognition provision, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period. We make certain assumptions in order to value and expense our various share-based payment awards. In connection with our restricted stock programs we record the forfeitures when they occur. We review our valuation assumptions periodically and, as a result, we may change our valuation assumptions used to value stock based awards granted in future periods. Such changes may lead to a significant change in the expense we recognize in connection with share-based payments.

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

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The new standard will be effective for the Company beginning January 1, 2018, and early adoption as of January 1, 2017 is permitted.

The Company elected to adopt the standard effective January 1, 2018 using the full retrospective method, which will require the Company to recast our historical financial information for the years 2017 and 2016 to be consistent with the standard. The most significant impact of adopting the standard relates to the determination of whether the Company is acting as a principal or an agent in the sale of third party security software and software that is highly interdependent with support, as well as maintenance, support and other services. Historically, under the transfer of risk and rewards model of revenue recognition, the Company has accounted for primarily all of its sales on a gross basis. The new guidance requires the Company to identify performance obligations and assess transfer of control. While assessing its performance obligations for sales of security software and software subscriptions that are highly interdependent with support, the Company determined that the vendor has ongoing performance obligations with the end customer that are not separately identifiable from the software itself. The Company also determined that the vendor has ongoing performance obligation for sales of certain third-party maintenance, support and service contracts. In these instances, under the new guidance, the Company has determined that it does not have control and is acting as an agent in the sale. When acting as an agent in a transaction, the Company accounts for sales on a net basis, with the vendor cost associated with the sale recognized as a reduction of revenue. The change from gross sale to net reporting has no impact on gross profit, net income or cash flows.

The adoption of the standard is expected to result in a reduction of reported revenue of $288.8 million,  $253.5 million and $218.4 million for 2017, 2016 and 2015, respectively, had the standard been adopted at the earliest period presented. The adoption is not expected to have any impact on income from operations or the Company’s balance sheet. For additional information on the expected impact to reported results please see note 2 of the consolidated financial statements in Part II of this Annual Report on Form 10-K.

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

In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Effective January 1, 2017, the Company adopted the provisions of ASU 2016-09 related to the recognition of excess tax benefits in the income statement and classification in the statement of cash flows on a prospective basis and the prior periods were not retrospectively adjusted. The Company has elected to account for forfeitures of share-based awards when they occur in determining compensation cost to be recognized each period. The adoption of ASU 2016-09 did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 supersedes the lease guidance under FASB Accounting Standards Codification ("ASC") Topic 840, Leases, resulting in the creation of FASB ASC Topic 842, Leases. ASU 2016-02 requires a lessee to recognize for all leases with terms longer than 12 months in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for both finance and operating leases. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the potential impact of adopting ASU 2016-02 on its consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU No. 2016-13"). ASU No. 2016-13 replaces the incurred loss impairment methodology for measuring credit losses on financial instruments requiring consideration for a broader range of information in determining timing of when such losses are recorded. ASU No. 2016-13 is effective for the Company in the first quarter of 2020, with early adoption permitted, and is to be applied using a modified retrospective approach. The company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-13 on it consolidated financial statements.

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

Results of Operations

The following table sets forth for the years indicated the percentage of net sales represented by selected items reflected in the Company’s Consolidated Statements of Earnings. The year-to-year comparison of financial results is not necessarily indicative of future results:

	Year ended December 31,
	2017	2016	2015
Net sales	100%	100%	100%
Cost of sales	94.0	93.5	93.1
Gross profit	6.0	6.5	6.9
Selling, general and administrative expenses	4.3	4.5	4.7
Income from operations	1.7	2.0	2.2
Other income	0.2	0.1	0.1
Income before income taxes	1.9	2.1	2.3
Income tax provision	0.8	0.7	0.8
Net income	1.1%	1.4%	1.5%

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Net Sales

Net sales for the year ended December 31, 2017 increased 7%, or $31.2 million, to $449.4 million, compared to $418.1 million for the same period in 2016. Net sales in our Lifeboat distribution segment increased $47.9 million, or 13% to $417.4 million when compared to the prior year, however the increase was offset by decreased extended payment term sales in our TechXtend segment (discussed below).

The increase in our Lifeboat Distribution segment was primarily due to growth in sales penetration for several of our more significant product lines, as well as the addition of several new product lines. The increases were partially offset by turnover in some vendor and customer accounts due to competitive bid situations. We operate in a competitive market in which some sales agreements are subject to periodic competitive bidding processes, resulting in fluctuations from year to year based on the outcome.

  TechXtend segment net sales decreased $16.7 million or 34% to $32.0 million for the year ended December 31, 2017, compared to $48.6 million for the prior year.  The decrease in TechXtend was due primarily to lower large enterprise sales, including those sold under extended payment terms. Large enterprise sales tend to fluctuate from period to period based on the timing of customer purchasing decisions for IT projects. The Company’s focus on extended payment sales is impacted by such timing, and internal capital allocation decisions.  During 2017, as significant amount of our working capital was invested in vendor prepayments and extended payment sales from the fourth quarter of 2016, reducing our  emphasis on this business during 2017.

During the year ended December 31, 2017, we relied on two key customers for a total of 42.4% of our revenue. One major customer accounted for 23.0% and the other for 19.4%, of our total net sales during the year ended December 31, 2017.  These  same customers accounted for 15.1% and 28.6%, of total net accounts receivable as of December 31, 2017.

Gross Profit

Gross profit for the year ended December 31, 2017 decreased 1% or $0.3 million, to $27.1 million, compared to $27.3 million for the prior year. Lifeboat Distribution segment gross profit increased 4% to $23.2 million for the year ended December 31, 2017 compared to $22.3 million for the prior year. TechXtend segment gross profit decreased 22% to $3.9 million for the year ended December 31, 2017 compared to $5.0 million for the prior year. Gross profit decreased primarily due to lower extended payment terms sales in our TechXtend segment described above and vendor competitive pressures on gross profit margins as discussed below, which were mitigated in part by the impact of increased sales in our Lifeboat segment.

Gross profit margin (gross profit as a percentage of net sales) for the year ended December 31, 2017 was 6.0% compared to 6.5% in 2016. Lifeboat Distribution segment gross profit margin was 5.6% for the year ended December 31, 2017, compared to 6.0%  in 2016. The decrease in gross profit margin for the Lifeboat Distribution segment was caused primarily by competitive pricing pressure and a change in product mix to a higher percentage of our sales being derived from the sale of third party software subscription and maintenance contracts. Gross profit as a percentage of sales generally is lower on subscription and maintenance contracts than on product sales. We operate in a competitive environment where the trend has been for gross profit margins as a percentage of net sales to decline for the past several years and may continue to decline in the future.  We have instituted operational efficiencies such as electronic ordering and distribution through the use of EDI and other automation that have increased our productivity and enabled us to maintain profitability while selling these services. TechXtend segment gross profit margin for the year ended December 31, 2017 was 12.2%, compared to 10.2%  in 2016. The increase in gross profit margin was due to a decrease in larger enterprise and public sector sales. Sales of large enterprise licenses and related equipment typically carry a lower gross profit margin as a percent of gross billings, and lower incremental selling and administrative costs as a percentage of revenue, than smaller account sales.

Vendor rebates and discounts for the year ended December 31, 2017 were $2.2 million compared to $2.0 million in the same period last year. Vendor rebates are dependent on reaching certain targets set by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully. We anticipate that price competition in our market will continue in both of our business segments.

Selling, General and Administrative Expenses

SG&A expenses for the year ended December 31, 2017 increased $0.5 million, or 3%,  to $19.3 million, compared to $18.7 million for the prior year. The increase in general and administrative expenses is primarily due to higher employee related and other expenses to support our growth and compliance as a public company. SG&A expenses as a percentage of net sales were 4.3% in 2017 compared to 4.5% in 2016.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We plan to continue to expand our investment in information technology and marketing, while monitoring SG&A expenses closely.

Income Taxes

For the year ended December 31, 2017, the Company recorded a provision for income taxes of $3.5 million or 40.8% of income before taxes, compared to $3.0 million or 33.9% of income before taxes for 2016. The 2017 tax expense includes charges of $0.2 million resulting from the revaluation of deferred tax assets and transition tax for foreign unrepatriated earnings under the Tax Cuts and Jobs Act of 2017, and approximately $0.4 million related to a provision for state taxes for states with economic nexus statutes and other adjustments.

The Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017 and introduces significant changes to the U.S. income tax law.  Effective in 2018, the Tax Act reduces U.S. statutory tax rates from 34% to 21%. Accordingly, we remeasured our deferred taxes as of December 31, 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are settled or realized.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we have made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017.  As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the Internal Revenue Service, and other standard-setting bodies, we may make adjustments to the provisional amounts.  Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which adjustments are made.  The accounting for the tax effects of the Tax Act will be completed in 2018.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net Sales

Net sales for the year ended December 31, 2016 increased 9%, or $36.0 million, to $418.1 million, compared to $382.1 million for the same period in 2015. Net sales increased in both our Lifeboat Distribution segment and our TechXtend segment.

Lifeboat Distribution segment net sales for the year ended December 31, 2016 increased $29.8 million, or 9%, to $369.5 million, compared to $339.7 million for the same period a year earlier. The increase was primarily due to increased penetration of existing products into new and existing distribution partner accounts, as well as the addition of several new product lines. The increases were partially offset by turnover in some vendor and distribution accounts due to competitive bid situations. We operate in a competitive market in which some sales agreements are subject to periodic competitive bidding processes, resulting in fluctuations from year to year based on the outcome.

TechXtend segment net sales increased $6.2 million, or 15% to $48.6 million for the year ended December 31, 2016, compared to $42.4 million for the prior year. The increase was primarily due to higher sales to major accounts on extended payment terms, partially offset by the impact of a reduced number of sales people and lower revenues from marketing services. We extend payment terms on some enterprise account sales, typically for periods of one to three years, to provide flexibility for our customers. We reduced our number of sales people late in 2015 to streamline and focus our operations on opportunities with the highest financial return.

Gross Profit

Gross Profit for the year ended December 31, 2016 increased 3%, or $0.8 million, to $27.3 million, compared to $26.6 million for the same period in 2015. Lifeboat Distribution segment gross profit increased 4% to $22.3 million for the year ended December 31, 2016,  compared to $21.5 million for the same period in the prior year. TechXtend segment gross profit remained flat at $5.0 million for each of 2016 and 2015. Gross profit amounts reflect increased sales volumes and competitive pressures on gross profit margins discussed below.

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

Selling, General and Administrative Expenses

SG&A expenses for the year ended December 31, 2016 increased $0.7 million or 4% to $18.7 million, compared to $18.1 million for the same period in 2015.  The increase is primarily due to increased stock based compensation and employee related expenses to support our increased sales volume, costs related to the relocation to our new offices in October 2016, and professional expenses related to public company compliance. SG&A  expenses were 4.5% of net sales for the year ended December 31, 2016, and 4.7% for the same period in 2015.

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

Liquidity and Capital Resources

Our cash and cash equivalents decreased by $8.0 million to $5.5 million at December 31, 2017 from $13.5 million at December 31, 2016. The use of cash was primarily due to working capital investments to support the growth of our business, and utilization of cash for stock repurchases and dividends. The increase in working capital related to increased payment terms for certain accounts and vendor prepayments for inventory purchases.

Net cash used by operating activities for the year ended December 31, 2017 was $2.0 million, comprised of net income adjusted for non-cash items of $7.2 million, offset by cash used in changes in operating assets and liabilities of $9.3 million.

 The increase in cash used in changes in operating assets and liabilities in 2017 was primarily due to an increase in net working capital (accounts receivable, inventory, and vendor prepayments less accounts payable) required to support our business. The increased working capital requirement is primarily driven by increased sales levels and extended payment terms sales during the fourth quarter of 2016, and a vendor prepayment of approximately $8.0 million as part of a distribution agreement.  Our accounts receivable – long term increased by approximately $4.3 million during the fourth quarter of 2016 due to a higher level of extended payment term sales. The products related to these sales were paid for in the first quarter of 2017, while related sales proceeds will be collected over future periods.

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

In 2017, net cash used in investing activities was $0.4 million, compared to $1.0 million in the prior year. The decrease was primarily due to capital expenditures for equipment and leasehold improvements related to our new office in 2016. In October 2016, the Company moved into a new office, occupying approximately 20,000 square foot facility under a ten year lease with renewal options.

Net cash used in financing activities for the year ended December 31, 2017 of $6.0 million was comprised of $3.1 million of dividend payments on our Common Stock, and $3.0 million for the purchases of treasury shares of our Common Stock.

Net cash used in financing activities for the year ended December 31, 2016 of $8.5 million was comprised of $3.2 million of dividend payments on our Common Stock, and $5.4 million for the purchases of treasury shares of our Common Stock, offset by the tax benefit from share based compensation of $0.1 million.

On December 3, 2014, the Board of Directors approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. On February 2, 2017, the Board of Directors approved an additional increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans.  A  total of 2,963,525 shares of the Company’s Common Stock has been bought back as of December 31, 2017, leaving 547,488 shares of Common Stock available that the Company is authorized to buy back in the future as of such date. The Company expects to purchase shares of its Common Stock from time to time in the market or otherwise subject to market conditions. The Common Stock repurchase program does not have an expiration date.

We intend to hold the repurchased shares in treasury for general corporate purposes, including issuances under various stock plans. As of December 31, 2017, we held 829,671 shares of our Common Stock in treasury at an average cost of $17.12 per share. As of December 31, 2016, we held 729,066 shares of our Common Stock in treasury at an average cost of $16.50 per share.

On November 15, 2017, the Company entered into a $20,000,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Second Amended and Restated Revolving Credit Loan Agreement (the “Loan Agreement”), Second Amended and Restated Revolving Credit Loan Note (the “Note”), Second Amended and Restated Security Agreement (the “Security Agreement”) and Second Amended and Restated Pledge and Security Agreement (the “Pledge Agreement”).  The Credit Facility, which will be used for working capital and general corporate purposes, matures on August 31, 2020, at which time the Company must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any interest, fees, costs and expenses, if any.

At December 31, 2017, the Company had no borrowings outstanding under the Credit Facility.  The Company incurred $0.1 million of interest expense, related to the Credit Facility for the year ended December 31, 2017 and no interest expense for the years ended, 2016 and 2015.

Our current and anticipated use of cash and cash equivalents is to fund working capital, operational expenditures, the stock repurchase program and dividends, if any, declared by the Board of Directors.

Contractual Obligations as of December 31, 2017

(Amounts in thousands)

Payment due by Period	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating Leases obligations (1)	$4,260	$508	$1,303	$877	$1,572
Total Contractual Obligations	$4,260	$508	$1,303	$877	$1,572

(1)

Operating leases relate primarily to the leases of the space used for our operations in Eatontown, New Jersey, Mesa, Arizona, Mississauga, Canada and Amsterdam, Netherlands. The commitments for operating leases include the minimum rent payments.

As of December 31, 2017, the Company is not committed by lines of credit or standby letters of credit, and has no standby repurchase obligations or other commercial commitments (see Note 5 - Credit Facility in the Notes to our Consolidated Financial Statements).

Foreign Exchange

The Company’s foreign business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. We are subject to fluctuations primarily in the Canadian and Euro Dollar-to-U.S. Dollar exchange rate.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

In addition to its activities in the USA, 7%  and 6% of the Company’s 2017 sales were generated in Canada and Europe and the rest of the world, respectively. We are subject to general risks attendant to the conduct of business in Canada and other countries, including economic uncertainties and foreign government regulations. In addition, the Company’s foreign businesses are subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors.

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

Item 8. Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements at Item 15(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures”, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of various members of our management, including our Company’s President, Chairman of the Board and Chief Executive Officer (principal executive officer), Vice President and Chief Financial Officer (principal financial officer), and Vice President and Chief Accounting Officer (principal accounting officer). Based upon that evaluation, we have identified a material weakness in our controls over financial reporting that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on the material weakness described below, the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The weaknesses we identified relate to several deficiencies in the operating effectiveness of controls over: 1) the application of technical accounting guidance regarding earnings per share calculations which were reported and remediated in the third quarter of 2017, 2) classification of certain balance sheet accounts, 3) management review and monitoring of  third-party service providers in regard to state income tax filing requirements and 4) lack of documented policies and procedures  with respect to certain intercompany accounts with foreign entities, that in the aggregate constitute a material weakness in our internal controls over financial reporting. Management performed additional procedures to determine the impact of these issues and determined that any errors resulting from the deficiencies above were immaterial individually and in the aggregate, to the Company’s current and previously issued financial statements, however, we concluded that it is appropriate to re-state previously reported amounts for earnings per share using the two-class calculation method when presented on a comparative basis with the current period. We’ve also concluded that had these errors gone undetected, they could have resulted in a material misstatement in our financial statements.

Remediation plan: We have implemented several processes, including those outlined below, to remediate the deficiencies noted above. We currently are assessing and improving the operating effectiveness of these controls to ensure they will operate at an acceptable level of assurance.

•	Hire and train appropriate personnel sufficient to manage the complexity, timing, and ever changing nature of our business and financial reporting requirements.

•	Retain and evaluate the qualifications and performance of experts who are engaged to assist in the evaluation and adoption of accounting and tax matters where appropriate.

•	Ensure controls are properly designed to address risks and train key process owners and other relevant personnel to perform timely reconciliations with appropriate documentation and review procedures.

Changes in Internal Control Over Financial Reporting. Other than what’s been disclosed above for our remediation of the material weakness, there have been no additional change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, EisnerAmper LLP, has audited our internal control over financial reporting as of December 31, 2017. Their attestation report on the audit of our internal control over financial reporting is included below.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required hereunder, with the exception of the information relating to the executive officers of the Registrant that is presented in Part I under the heading “Executive Officers of the Company,” and the information relating to the Company’s Code of Ethical Conduct that is presented in Part I under the heading “Available Information,” is incorporated by reference herein from our Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than May 1, 2018  (the “Definitive Proxy Statement”) under the sections captioned “Election of Directors,” “Corporate Governance” and “Section 16 (a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

The information required hereunder is incorporated by reference herein from the Definitive Proxy Statement under the sections captioned “Executives and Executive Compensation” and “Corporate Governance.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required hereunder is incorporated by reference herein from the Definitive Proxy Statement under the sections captioned “Equity Compensation Plan Information — Securities Authorized for Issuance under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

The information required hereunder is incorporated by reference herein from the Definitive Proxy Statement under the sections captioned “Executives and Executive Compensation,” “Corporate Governance” and “Transactions with Related Persons.”

Item 14. Principal Accounting Fees and Services

The information required hereunder is incorporated by reference herein from the Definitive Proxy Statement under the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm.”

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

10.1

Second Amended and Restated Revolving Credit Loan Agreement, dated November 15, 2017, by and among Wayside Technology Group, Inc., Lifeboat Distribution, Inc., Techxtend, Inc., Programmer’s Paradise, Inc., and ISP International Software Partners, Inc., as Co-Borrowers, and Citibank, N.A., as Lender. (14)

10.2

Second Amended and Restated Credit Loan Note, dated November 15, 2017, by and among Wayside Technology Group, Inc., Lifeboat Distribution, Inc., Techxtend, Inc., Programmer’s Paradise, Inc., and ISP International Software Partners, Inc., as Co-Borrowers, and Citibank, N.A., as Lender.  (14)

10.3

Second Amended and Restated Security Agreement, dated November 15, 2017, by and among Wayside Technology Group, Inc., Lifeboat Distribution, Inc., Techxtend, Inc., Programmer’s Paradise, Inc., and ISP International Software Partners, Inc., as Debtors, and Citibank, N.A., as Lender. (14)

10.4	Second Amended and Restated Pledge and Security Agreement, dated November 15, 2017, by and between Wayside Technology Group, Inc., as Grantor, and Citibank, N.A., as Secured Party. (14)

10.5	Code of Ethics and Business Conduct. (16)

10.6	Employment agreement dated January 3, 2018 between the Company and Dale Foster. (15)

10.7	Employment agreement dated January 2, 2018 between the Company and Charles Bass. (15)

10.8	1995 Stock Plan, as amended. (3)

Exhibit No.	Description of Exhibit

10.9	1995 Non-Employee Director Plan, as amended. (3)

10.9(a)	2006 Stock-Based Compensation Plan. (4)

10.9(b)	First Amendment to 2006 Stock-Based Compensation Plan. (5)

10.9(c)	Second Amendment to 2006 Stock-Based Compensation Plan. (5)

10.10	Form of Officer and Director Indemnification Agreement. (1)

10.11	2012 Stock-Based Compensation Plan (13)

10.13	Employment Agreement, dated January 12, 2006, between the Company and Simon F. Nynens. (6)

10.14	Offer Letter, dated January 6, 2003, from the Company to Vito Legrottaglie. (7)

10.17	Restricted Stock Letter, dated August 15, 2006, between Vito Legrottaglie and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.). (5)

10.22	Restricted Stock Letter, dated August 15, 2006, between Duff Meyercord and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.). (5)

10.23	Restricted Stock Letter, dated August 15, 2006, between Simon F. Nynens and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.). (5)

10.24	Restricted Stock Letter, dated August 15, 2006, between Simon F. Nynens and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.). (5)

10.25	Restricted Stock Letter, dated August 15, 2006, between Kevin Scull and Wayside Technology Group, Inc (f/k/a Programmer’s Paradise Inc.). (5)

10.28	Form of Non-Qualified Stock Option Agreement. (5)

10.29	Restricted Stock Letter, dated February 5, 2008, between Kevin Scull and Wayside Technology Group, Inc. (8)

10.31	Restricted Stock Letter, dated February 5, 2008, between Simon Nynens and Wayside Technology Group, Inc. (8)

10.32	Restricted Stock Letter, dated February 5, 2008, between Vito Legrottaglie and Wayside Technology Group, Inc. (8)

10.38	Restricted Stock Letter, dated February 5, 2008, between Duff Meyercord and Wayside Technology Group, Inc. (8)

10.39	Restricted Stock Letter, dated May 5, 2009, between Simon Nynens and Wayside Technology Group, Inc. (9)

10.40	Restricted Stock Letter, dated May 5, 2009, between Kevin Scull and Wayside Technology Group, Inc. (9)

Exhibit No.	Description of Exhibit

10.44	Restricted Stock Letter, dated May 5, 2009, between Vito Legrottaglie and Wayside Technology Group, Inc. (9)

10.45	Restricted Stock Letter, dated February 9, 2010, between Kevin Scull and Wayside Technology Group, Inc. (11)

10.47	Restricted Stock Letter, dated February 9, 2010, between Simon Nynens and Wayside Technology Group, Inc. (11)

10.48	Restricted Stock Letter, dated February 9, 2010, between Vito Legrottaglie and Wayside Technology Group, Inc. (11)

10.55	Restricted Stock Letter, dated February 9, 2010, between Duff Meyercord and Wayside Technology Group, Inc. (11)

10.56	Restricted Stock Letter, dated June 6, 2012, between Mike Faith and Wayside Technology Group, Inc. (11)

10.59	Restricted Stock Letter, dated May 8, 2012, between Vito Legrottaglie and Wayside Technology Group, Inc. (12)

10.61	Restricted Stock Letter, dated February 5, 2013, between Simon F. Nynens and Wayside Technology Group, Inc. (12)

21.1	Subsidiaries of the Registrant

23.1	Consent of EisnerAmper LLP

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Simon F. Nynens, the Chief Executive Officer of the Company.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Michael Vesey, the Vice President and Chief Financial Officer of the Company.

31.3	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Kevin T. Scull, the Vice President and Chief Accounting Officer of the Company.
32.1

Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Simon F. Nynens, the Chief Executive Officer of the Company. (15)

32.2

Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Michael Vesey, the Vice President and Chief Financial Officer of the Company. (15)

32.3

Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Kevin T. Scull, the Vice President and Chief Accounting Officer of the Company. (15)

Exhibit No.	Description of Exhibit

101

The following financial information from Wayside Technology Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 15, 2018, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Earnings, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to the Exhibits of the same number to the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-92810).

(2)	Incorporated by reference to the Exhibits of the same number to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 3, 2006.

(3)	Incorporated by reference to Exhibit A and Exhibit B, respectively, to the Registrant’s Definitive Annual Meeting Proxy Statement filed on April 30, 1998.

(4)	Incorporated by reference to Exhibit A of the Registrant’s Definitive Annual Meeting Proxy Statement filed on April 28, 2006.

(5)	Incorporated by reference to exhibits of the same number filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008.

(6)	Incorporated by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed on May 12, 2006.

(7)	Incorporated by reference to exhibits of the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed on May 15, 2007.

(8)	Incorporated by reference to exhibits of the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the Period Ended March 31, 2008 filed May 12, 2008.

(9)	Incorporated by reference to exhibits of the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the Period Ended June 30, 2009 filed August 11, 2009.

(10)	Incorporated by reference to exhibits of the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the Period Ended March 31, 2010 filed May 10, 2010.

(11)	Incorporated by reference to exhibits of the same number filed with the Registrant’s Annual Report on Form 10-K for the Period Ended December 31, 2012 filed February 15, 2013.

(12)	Incorporated by reference to exhibits of the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the Period Ended March 31, 2013 filed May 1, 2013.

(13)	Incorporated by reference to Exhibit A of the Registrant’s Definitive Annual Meeting Proxy Statement filed on April 24, 2012.

(14)	Incorporated by reference to the Registrant’s Form 8-K filed on November 20, 2017.

(15)	Furnished herewith.

(16)	Incorporated by reference to the Registrant’s Form 8-K filed on December 8, 2017.

(b)	The exhibits required by Item 601 of Regulation S-K are reflected above in Section (a) 3. of this Item.

(c)	The financial statement schedule is included as reflected in Section (a) 2. of this Item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Eatontown, New Jersey, on March 15, 2018.

WAYSIDE TECHNOLOGY GROUP, INC.

By:	/s/ Simon Nynens
Simon F. Nynens, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

	President, Chief Executive Officer and	March 15, 2018
/s/ Simon Nynens	Chairman of the Board of Directors
Simon F. Nynens	(Principal Executive Officer)

/s/ Michael Vesey	Vice President and	March 15, 2018
Michael Vesey	Chief Financial Officer
(Principal Financial Officer)

/s/ Kevin Scull	Vice President and	March 15, 2018
Kevin T. Scull	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Mike Faith	Director	March 15, 2018
Mike Faith

/s/ Steve DeWindt	Director	March 15, 2018
Steve DeWindt

/s/ Diana Kurty	Director	March 15, 2018
Diana Kurty

Items 8 and 15(a)

Wayside Technology Group, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Wayside Technology Group, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wayside Technology Group, Inc. and Subsidiaries (the “Company") as of December 31, 2017 and 2016, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and schedule identified in Item 15 (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2018 expressed an adverse opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2010

EISNERAMPER LLP

Iselin, New Jersey

March 15, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Wayside Technology Group, Inc. and Subsidiaries

Opinion on the Internal Control over Financial Reporting

We have audited Wayside Technology Group, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, Wayside Technology Group, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in the Internal Control - Integrated Framework  (2013) issued by COSO.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weakness has been identified and included in management’s assessment. The Company identified several deficiencies in the operating effectiveness of controls which in the aggregate represent a material weakness.  This material weakness was considered in determining the nature, timing, and extent of the audit tests applied in our audit of the December 31, 2017 financial statements, and this report does not affect our report dated March 15, 2018 on those financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of Wayside Technology Group, Inc. and Subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and schedule and our report dated March  15, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A Controls and Procedures.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ EisnerAmper LLP

EISNERAMPER LLP

Iselin, New Jersey

March  15, 2018

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$5,530	$13,524
Accounts receivable, net of allowances of $2,102 and $2,293, respectively	76,937	83,768
Inventory, net	2,794	2,324
Vendor prepayments	6,837	—
Prepaid expenses and other current assets	993	948
Total current assets	93,091	100,564

Equipment and leasehold improvements, net	1,828	1,937
Accounts receivable-long-term, net	7,437	10,668
Other assets	231	113
Deferred income taxes	138	416
	$102,725	$113,698
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$64,013	$76,087
Total current liabilities	64,013	76,087

Commitments and Contingencies

Stockholders’ equity:
Common Stock, $.01 par value; 10,000,000 shares authorized; 5,284,500 shares issued: 4,454,829 and 4,555,434 shares outstanding, respectively	53	53
Additional paid-in capital	31,257	30,683
Treasury stock, at cost, 829,671 and 729,066 shares, respectively	(14,207)	(12,029)
Retained earnings	22,522	20,515
Accumulated other comprehensive loss	(913)	(1,611)
Total stockholders’ equity	38,712	37,611
	$102,725	$113,698

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Statements of Earnings

(Amounts in thousands, except per share amounts)

	Year ended December 31,
	2017	2016	2015

Net sales	$449,379	$418,131	$382,090

Cost of sales	422,303	390,800	355,517

Gross profit	27,076	27,331	26,573

Selling, general, and administrative expenses	19,263	18,715	18,063

Income from operations	7,813	8,616	8,510

Other income:

Interest, net	699	318	368

Foreign currency transaction gain (loss)	41	(1)	(20)

Income before provision for income taxes	8,553	8,933	8,858

Provision for income taxes	3,491	3,032	3,028

Net income	$5,062	$5,901	$5,830

Income per common share-Basic (Restated) Notes 1 and 2	$1.13	$1.25	$1.22

Income per common share-Diluted (Restated) Notes 1 and 2	$1.13	$1.25	$1.22

Weighted average common shares outstanding — Basic (Restated) Notes 1 and 2	4,299	4,503	4,634

Weighted average common shares outstanding — Diluted (Restated) Notes 1 and 2	4,299	4,503	4,634

Dividends paid per common share	$0.68	$0.68	$0.68

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	Year ended December 31,
	2017	2016	2015

Net income	$5,062	$5,901	$5,830

Other comprehensive income (loss):
Foreign currency translation adjustment	698	(160)	(893)
Other comprehensive income (loss)	698	(160)	(893)

Comprehensive income	$5,760	$5,741	$4,937

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	(loss) income	Total
Balance at January 1, 2015	5,284,500	$53	$31,013	393,744	$(6,166)	$15,225	$(558)	$39,567
Net income						5,830		5,830
Translation adjustment							(893)	(893)
Dividends paid						(3,242)		(3,242)
Stock options exercised			298	(44,640)	276			574
Share-based compensation Expense			1,213					1,213
Tax benefit from share-based compensation			248					248
Restricted stock grants (net of forfeitures)			(232)	(39,535)	232			—
Treasury shares repurchased				274,119	(4,638)			(4,638)
Balance at December 31, 2015	5,284,500	53	32,540	583,688	(10,296)	17,813	(1,451)	38,659
Net income						5,901		5,901
Translation adjustment						—	(160)	(160)
Dividends paid						(3,199)		(3,199)
Share-based compensation Expense			1,673					1,673
Tax benefit from share-based compensation			141					141
Restricted stock grants (net of forfeitures)			(3,671)	(164,085)	3,671			—
Treasury shares repurchased				309,463	(5,404)			(5,404)
Balance at December 31, 2016	5,284,500	53	30,683	729,066	(12,029)	20,515	(1,611)	37,611
Net income						5,062		5,062
Translation adjustment							698	698
Dividends paid						(3,055)		(3,055)
Share-based compensation expense			1,350					1,350
Restricted stock grants (net of forfeitures)			(776)	(64,382)	776			—
Treasury shares repurchased				164,987	(2,954)			(2,954)
Balance at December 31, 2017	5,284,500	$53	$31,257	829,671	$(14,207)	$22,522	$(913)	$38,712

The accompanying notes are an integral part of the consolidated financial statements

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income	$5,062	$5,901	$5,830
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	477	296	253
(Benefit) provision for doubtful accounts receivable	(95)	(73)	13
Deferred income tax expense	278	105	(43)
Share-based compensation expense	1,512	1,673	1,213
Loss on disposal of fixed assets	—	12	—
Changes in operating assets and liabilities:
Accounts receivable	10,710	(27,939)	1,085
Inventory	(461)	(361)	(481)
Prepaid expenses and other current assets	(35)	42	(72)
Vendor prepayments	(6,837)	—	—
Accounts payable and accrued expenses	(12,507)	19,862	322
Other assets	(125)	(34)	65
Net cash (used in) provided by operating activities	(2,021)	(516)	8,185

Cash flows used in investing activities
Purchase of equipment and leasehold improvements	(359)	(1,040)	(200)
Net cash used in investing activities	(359)	(1,040)	(200)

Cash flows used in financing activities
Purchase of treasury stock	(2,954)	(5,404)	(4,638)
Proceeds from stock option exercise	—	—	574
Tax benefit from share-based compensation	—	141	213
Dividends paid	(3,055)	(3,199)	(3,242)
Net cash used in financing activities	(6,009)	(8,462)	(7,093)

Effect of foreign exchange rate on cash	395	(281)	(193)

Net (decrease) increase in cash and cash equivalents	(7,994)	(10,299)	699
Cash and cash equivalents at beginning of year	13,524	23,823	23,124
Cash and cash equivalents at end of year	$5,530	$13,524	$23,823

Supplementary disclosure of cash flow information:
Income taxes paid	$2,437	$2,559	$3,191

Leasehold improvements funded by tenant allowance	$-	$840	$-

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

Note 1.  Description of Business

Wayside Technology Group, Inc. and Subsidiaries (the “Company”), was incorporated in Delaware in 1982.  The Company distributes software developed by others to resellers who in turn sell to end customers worldwide. The Company also resells computer software and hardware developed by others and provides technical services directly to customers in the United States of America (“USA”) and Canada. The Company also operates a sales branch in Europe to serve our customers in this region of the world.  The Company offers an extensive line of products from leading publishers of software and tools for virtualization/cloud computing, security, networking, storage & infrastructure management, application lifecycle management and other technically sophisticated domains as well as computer hardware.

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

Restatement of Earnings Per Share

Earnings per share two-class method

Earnings per share for the years ended December 31, 2016 and 2015 has been recalculated and restated using the two-class method and presented on a comparable basis with 2017. In 2017 the Company determined it should be reporting earnings per share using the two-class method in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC’) 260-10-45-60, which treats unvested restricted shares granted under our 2012 Stock-Based Compensation Plan that are entitled to receive non-forfeitable dividends as participating securities. While the Company has determined the impact of applying the two-class method does not have a material impact on previously issued financial statements, it is appropriate to recalculate and restate amounts presented on a comparative and consistent basis with current period results. The table below summarizes previously reported and restated amounts on a comparative basis. See footnote 2, Earnings Per Share for more detail on the impact of the two-class method calculation on previously reported earnings per share.

5

	Year ended	Year ended
	December 31,	December 31,
	2016	2015
As Previously Reported:
Income per common share - Basic	$1.31	$1.26
Income per common share - Diluted	$1.31	$1.25

Weighted average common shares outstanding - Basic	4,503	4,634
Weighted average common shares outstanding - Diluted	4,514	4,653

As Restated:
Income per common share - Basic	$1.25	$1.22
Income per common share - Diluted	$1.25	$1.22

Weighted average common shares outstanding – Basic	4,503	4,634
Weighted average common shares outstanding – Diluted	4,503	4,634

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

Net Income Per Common Share

Our basic and diluted earnings per share are computed using the two-class method. The two-class method is an earnings allocation method that determines net income per share for each class of common stock and participating securities according to their participation rights in dividends and undistributed earnings or losses. Non-vested restricted stock awards that include non-forfeitable rights to dividends are considered participating securities. Per share amounts are computed by dividing net income available to common shareholders by the weighted average shares outstanding during each period. Diluted and basic earnings per share are the same because the restricted shares are the only potentially dilutive security.

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	Year ended December 31,
	2017	2016	2015
Numerator:
Net income	$5,062	$5,901	$5,830

Less distributed and undistributed income allocated to participating securities	222	251	159

Net Income Attributable to Common Shareholders	4,840	5,650	5,671

Denominator:
Weighted average common shares (Basic)	4,299	4,503	4,634

Weighted average common shares including assumed conversions (Diluted)	4,299	4,503	4,634

Basic net income per share -restated	$1.13	$1.25	$1.22
Diluted net income per share-restated	$1.13	$1.25	$1.22

Cash Equivalents

The Company considers all liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents.

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

Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiaries have been translated using the end of the reporting period exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period.  Cumulative translation adjustments have been classified within accumulated other comprehensive income, which is a separate component of stockholders’ equity in accordance FASB ASC Topic No. 220, “Comprehensive Income”. Foreign currency transaction gains and losses are recorded as income or expenses as amounts are settled.

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

Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 2017 and 2016, because of the relative short maturity of these instruments. The Company’s accounts receivable long-term is discounted to their present value at prevailing market rates at the time of sale which approximates fair value as of December 31, 2017 and 2016.

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

Reclassifications

Certain reclassifications and immaterial revisions have been made to the prior period financial statements to conform to the current-year presentation.

Comprehensive Income

Comprehensive income consists of net income for the period and the impact of unrealized foreign currency translation adjustments. The foreign currency translation adjustments are not currently adjusted for income taxes as they relate to permanent investments in international subsidiaries.

Revenue Recognition

Revenue on product (software and hardware) and maintenance and subscription agreement sales are recognized once four criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed and determinable, (3) delivery (software and hardware) or fulfillment (maintenance and subscription) has occurred, and (4) there is reasonable assurance of collection of the sales proceeds. Revenues from the sales of hardware products, software products and licenses, are recognized on a gross basis upon transfer of title with the selling price to the customer recorded as sales and the acquisition cost of the product recorded as cost of sales.

Product delivery to customers occur in a variety of ways, including (i) as physical product shipped from the Company’s warehouse, (ii) via drop-shipment by the vendor, or (iii) via electronic delivery for software licenses.  The Company leverages drop-ship arrangements with many of its vendors and suppliers to deliver products to customers without having to physically hold the inventory at its warehouse, thereby increasing efficiency and reducing costs.  The Company recognizes revenue for drop-ship arrangements on a gross basis.  Furthermore, in such drop-ship arrangements, the Company negotiates price with the customer, pays the supplier directly for the product shipped and bears credit risk of collecting payment from its customers. Maintenance and subscription agreements allow customers to access software and obtain technical support directly from the software publisher and to upgrade, at no additional cost, to the latest technology if new applications are introduced by the software publisher during the period that the maintenance and subscription agreement is in effect. The Company recognizes the sales and cost of sales of the product upon receiving notification from the vendor that the product has been shipped to the contract fulfilled.

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

Interest, net

Interest, net consists primarily of income from the amortization of the discount on accounts receivable long term, net of interest expense on the Company’s credit facility.

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

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The new standard will be effective for the Company beginning January 1, 2018, and early adoption as of January 1, 2017 is permitted.

The Company elected to adopt the standard effective January 1, 2018 using the full retrospective method, which will require the Company to recast its historical financial information for 2017 and 2016 to be consistent with the standard. The most significant impact of adopting the standard relates to the determination of whether the Company is acting as a principal or an agent in the sale of third party security software and software that is highly interdependent with support, as well as maintenance, support and other services. Historically, under the transfer of risk and rewards model of revenue recognition, the Company has accounted for primarily all of its sales on a gross basis. The new guidance requires the Company to identify performance obligations and assess transfer of control. While assessing its performance obligations for sales of security software and software subscriptions that are highly interdependent with support, the Company determined that the vendor has ongoing performance obligations with the end customer that are not separately identifiable from the software itself. The Company also determined that the vendor has ongoing performance obligation for sales of certain third-party maintenance, support and service contracts. In these instances, under the new guidance, the Company has determined that it does not have control and is acting as an agent in the sale. When acting as an agent in a transaction, the Company accounts for sales on a net basis, with the vendor cost associated with the sale recognized as a reduction of revenue. The change from gross sale to net reporting has no impact on gross profit, net income or cash flows.

The adoption of the standard is expected to result in a reduction of reported revenue of $288.8 million, $253.5 million and $218.4 million for the years ended December 31, 2017, 2016, and 2015, respectively. The adoption is not expected to have any impact on income from operations or the Company’s balance sheet.

The tables below present historical information adjusted as if the standard had been adopted on January 1, 2015 for all periods presented.

	Year Ended December 31, 2017
	As	Expected Impact	As
	Reported	of Adoption	Adjusted
Net Sales	$449,379	$(288,812)	$160,567
Cost of Sales	422,303	(288,812)	133,491
Gross profit	$27,076	$—	$27,076
Income from operations	$7,813	$—	$7,813
Net Income	$5,062	$—	$5,062
Basic and diluted income per common share	$1.13	$—	$1.13

	Year Ended December 31, 2016
	As	Expected Impact	As
	Reported	of Adoption	Adjusted
Net Sales	$418,131	$(253,522)	$164,609
Cost of Sales	390,800	(253,522)	137,278
Gross profit	$27,331	$—	$27,331
Income from operations	$8,616	$—	$8,616
Net Income	$5,901	$—	$5,901
Basic and diluted income per common share	$1.25	$—	$1.25

	Year Ended December 31, 2015
	As	Expected Impact	As
	Reported	of Adoption	Adjusted
Net Sales	$382,090	$(218,356)	$163,734
Cost of Sales	355,517	(218,356)	137,161
Gross profit	$26,573	$—	$26,573
Income from operations	$8,510	$—	$8,510
Net Income	$5,830	$—	$5,830
Basic and diluted income per common share	$1.22	$—	$1.22

Disaggregation of Revenue

The Company expects to report the following categories of revenue in its disaggregation of revenue disclosure under the new standard.

Hardware and software product — Hardware product consists of sales of hardware manufactured by third parties. Hardware product is delivered from our warehouse or drop shipped from the vendor. Revenue from our hardware products is recognized on a gross basis upon transfer of control to our customers as we control the product prior to delivery and are responsible for handling any returns of the product. Software product consists of sales of perpetual and term software licenses developed by third party vendors. Software licenses are delivered via electronic license keys provided by the vendor to the end user. Revenue from our software products is recognized on a gross basis upon transfer of control to our customers as a functional product is delivered at that time, the Company controls the product prior to delivery and is responsible for handling any returns of the product.

Software - security and highly interdependent with support — Software - security software and software highly interdependent with support consists of sales of security subscriptions and other products whose functionality is highly interdependent on updates and support services delivered directly by the third-party vendor to the end user. Revenue from our software-security and highly interdependent with support products is recognized on a net basis upon fulfillment to our customers as the Company is not responsible for providing future updates that are critical to the functionality of the software and our performance obligation is complete at the time of delivery.

Maintenance, support and other services revenue— We generate our maintenance, support and other services revenue primarily from third-party post-contract support arrangements, and, to a lesser extent, from third-party professional services and software as a service subscription. The service period typically commences upon transfer of control of the corresponding products to our customer. Revenue from maintenance, support and other service revenues is recognized on a net basis upon fulfillment to our customers as the Company does not provide the services and our performance obligation is complete at that time.

Contracts with multiple performance obligations— Some of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations based on relative standalone selling prices.

The expected impact to reported results, by disaggregated revenue category, as if adoption of .the new revenue recognition standard occurred on January 1, 2015 is as follows:

	Year Ended December 31, 2017
	As	Expected Impact	As
	Reported	of Adoption	Adjusted
Hardware and software product	$143,920	$-	$143,920
Software - security & highly interdependent with support	120,806	(114,867)	5,939
Maintenance, support & other services	184,653	(173,945)	10,708
Net sales	449,379	(288,812)	160,567
Cost of sales	422,303	(288,812)	133,491
Gross profit	$27,076	$-	27,076

	Year Ended December 31, 2016
	As	Expected Impact	As
	Reported	of Adoption	Adjusted
Hardware and software product	$148,949	$0	$148,949
Software - security & highly interdependent with support	95,438	(90,522)	4,916
Maintenance, support & other services	173,744	(163,000)	10,744
Net sales	418,131	(253,522)	164,609
Cost of sales	390,800	(253,522)	137,278
Gross profit	$27,331	$-	$27,331

	Year Ended December 31, 2015
	As	Expected Impact	As
	Reported	of Adoption	Adopted
Hardware and software product	$148,444	$-	$148,444
Software - security & highly interdependent with support	77,100	(73,192)	3,908
Maintenance, support & other services	156,546	(145,164)	11,382
Net sales	382,090	(218,356)	163,734
Cost of sales	355,517	(218,356)	137,161
Gross profit	$26,573	$-	$26,573

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

In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for years, and interim periods within those years, beginning after December 15, 2016. Effective January 1, 2017, the Company adopted the provisions of ASU 2016-09 related to the recognition of excess tax benefits in the income statement and classification in the statement of cash flows on a prospective basis and the prior periods were not retrospectively adjusted. The Company has elected to account for forfeitures of share-based awards when they occur in determining compensation cost to be recognized each period. The adoption of ASU 2016-09 did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 supersedes the lease guidance under FASB Accounting Standards Codification ("ASC") Topic 840, Leases, resulting in the creation of FASB ASC Topic 842, Leases. ASU 2016-02 requires a lessee to recognize for all leases with terms longer than 12 months in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for both finance and operating leases. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the potential impact of adopting ASU 2016-02 on its consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU No. 2016-13"). ASU No. 2016-13 replaces the incurred loss impairment methodology for measuring credit losses on financial instruments requiring consideration for a broader range of information in determining timing of when such losses are recorded. ASU No. 2016-13 is effective for the Company in the first quarter of 2020, with early adoption permitted, and is to be applied using a modified retrospective approach. The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-13 on it consolidated financial statements.

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

3.  Balance Sheet Detail

Equipment and leasehold improvements, net consist of the following as of December 31:

	2017	2016
Equipment	$1,988	$1,638
Leasehold improvements	1,335	1,317
	3,323	2,955
Less accumulated depreciation and amortization	(1,495)	(1,018)
	$1,828	$1,937

During 2016, the Company wrote off $2.4 million in fully depreciated leasehold improvements and equipment primarily used in our former corporate headquarters which we relocated from in October 2016.

Accounts receivable – long term, net consist of the following as of December 31:

	2017	2016
Total amount due from customer	$20,886	$25,974
Less discount	(912)	(908)
Less current portion included in accounts receivable, current	(12,537)	(14,398)
	$7,437	$10,668

Accounts payable and accrued expenses consist of the following as of December 31:

	2017	2016
Trade accounts payable	$60,131	$72,093
Accrued expenses	3,882	3,994
	$64,013	$76,087

Accumulated other comprehensive (loss) consists of the following as of December 31:

	2017	2016
Foreign currency translation adjustments	$(913)	$(1,611)
	$(913)	$(1,611)

4.  Income Taxes

Deferred tax attributes resulting from differences between the tax basis of assets and liabilities and the reported amounts in the consolidated balance sheet at December 31, 2017 and 2016 are as follows:

	2017	2016
Non-current assets
Accruals and reserves	$331	$546
Deferred rent credit	161	283
Depreciation and amortization	(354)	(413)
Total deferred tax assets	$138	$416

The provision for income taxes is as follows:

	Year ended December 31,
	2017	2016	2015
Current:
Federal	$2,253	$2,515	$2,779
State	552	55	61
Foreign	408	357	231
	3,213	2,927	3,071
Deferred:
Federal	273	102	(40)
State	5	3	(3)
	278	105	(43)
	$3,491	$3,032	$3,028
Effective Tax Rate	40.8%	33.9%	34.2%

The reasons for the difference between total tax expense and the amount computed by applying the U.S. statutory federal income tax rate to income before income taxes are as follows:

	Year ended December 31,
	2017	2016	2015
Statutory rate applied to pretax income	$2,908	$3,037	$3,012
State income taxes, net of federal income tax benefit	36	36	39
Potential state tax obligations, net of federal tax benefit	375	—	—
Impact of new tax law	189	—	—
Foreign income taxes under U.S. statutory rate	(70)	(64)	(44)
Other items	53	23	21
Income tax expense	$3,491	$3,032	$3,028

The Company receives a tax deduction from the income realized by employees on the exercise of certain non-qualified stock options and restricted stock awards for which the tax effect of the difference between the book and tax deduction is recognized as a component of current income tax.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal consolidated tax return and its state tax return in New Jersey and its Canadian tax return as major tax jurisdictions. As of December 31, 2017, the Company’s 2014 through 2016 Federal tax returns remain open for examination, as the Company recently concluded an Internal Revenue Service examination for the 2011 and 2012 tax years. This examination resulted in no change to the previously filed Federal corporate tax returns.  The Company’s New Jersey and Canadian tax returns are open for examination for the years 2014 through 2016. During 2017, the Company recorded an accrual of $0.4 million, net of federal tax benefit, for potential liabilities for state income taxes in states which have enacted economic nexus statutes and the Company has not filed income tax returns.  The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that it has appropriate support for the income tax positions it takes and expects to take on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

For financial reporting purposes, income before income taxes includes the following components:

	Year ended December 31,
	2017	2016	2015
United States	$6,929	$7,514	$7,937
Foreign	1,624	1,419	921
	$8,553	$8,933	$8,858

The Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017 and introduces significant changes to the U.S. income tax law.  Effective in 2018, the Tax Act reduces U.S. statutory tax rates from 34% to 21%. Accordingly, we remeasured our deferred taxes as of December 31, 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are settled or realized, resulting in a one-time $0.1 million net tax expense in 2017.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we have made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017.  As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the Internal Revenue Service, and other standard-setting bodies, we may make adjustments to the provisional amounts.  Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which adjustments are made.  The accounting for the tax effects of the Tax Act will be completed in 2018.

5.  Credit Facility

On November 15, 2017, the Company entered into a $20,000,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Second Amended and Restated Revolving Credit Loan Agreement (the “Loan Agreement”), Second Amended and Restated Revolving Credit Loan Note (the “Note”), Second Amended and Restated Security Agreement (the “Security Agreement”) and Second Amended and Restated Pledge and Security Agreement (the “Pledge Agreement”).  The Credit Facility, which will be used for working capital and general corporate purposes, matures on August 31, 2020, at which time the Company must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any, fees, costs and expenses. In addition, the Company will pay regular monthly payments of all accrued and unpaid interest.  The interest rate for any borrowings under the Credit Facility is subject to change from time to time based on the changes in the LIBOR Rate, as defined in the Loan Agreement (the “Index”).  The Index was 1.56% at December 31, 2017. Interest on the unpaid principal balance of the Note will be calculated using a rate of 1.50 percentage points over the Index.  If the Index becomes unavailable during the term of the Credit Facility, interest will be based upon the Prime Rate (as defined in the Loan Agreement) after notifying the Company.  The Credit Facility is secured by the assets of the Company.

Among other affirmative covenants set forth in the Loan Agreement, the Company must maintain (i) a minimum Debt Service Coverage Ratio (as defined in the Loan Agreement) of not less than 2.0 to 1.0, (ii) a maximum Leverage Ratio (as defined in the Loan Agreement) of at least 2.5 to 1.0, and (iii) a minimum Collateral Coverage Ratio (as defined in the Loan Agreement) of not less than 1.5 to 1.0.  Additionally, the Loan Agreement contains negative covenants prohibiting, among other things, the creation of certain liens, the alteration of the nature or character of the Company’s business, and transactions with the Company’s shareholders, directors, officers, subsidiaries and/or affiliates other than with respect to (i) the repurchase of the issued and outstanding capital stock of the Company from the stockholders of the Company  or (ii) the declaration and payment of dividends to the stockholders of the Company.

At December 31, 2017, the Company had no borrowings outstanding under the Credit Facility.  The Company incurred $ 0.1 million of interest expense, related to the Credit Facility for the year ended December 31, 2017 and no interest expense for 2016 and 2015.

6.  Stockholders’ Equity and Stock Based Compensation

At the annual stockholder’s meeting held on June 14, 2006, the Company’s stockholders approved the 2006 Stock-Based Compensation Plan (the “2006 Plan”). The 2006 Plan authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses, and other equity-based awards. The number of shares of Common Stock initially available under the 2006 Plan was 800,000.  As of December 31, 2017, there are no shares of common stock available for future award grants to employees and directors under this plan.

At the annual stockholder’s meeting held on June 6, 2012, the Company’s stockholders approved the 2012 Stock-Based Compensation Plan (the “2012 Plan”). The 2012 Plan authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2012 Plan was 600,000.  As of December 31, 2017, the number of shares of Common stock available for future award grants to employees and directors under the 2012 Plan is 245,846.

During 2016, the Company granted a total of 171,252 shares of Restricted Stock to officers, directors and employees. These shares of Restricted Stock vest between twelve and twenty equal quarterly installments.  In 2016, a total of 7,167 shares of Restricted Stock were forfeited as a result of directors and employees terminating employment with the Company.

During 2017, the Company granted a total of 87,076 shares of Restricted Stock to officers, and employees. These shares of Restricted Stock vest between twelve and twenty equal quarterly installments.  In 2017, a total of 22,694 shares of Restricted Stock were forfeited as a result of directors and employees terminating employment with the Company.

Changes during 2016 and 2017 of options outstanding under the Company’s combined plans (i.e. the 2012 Plan, the 2006 Plan) were as follows:

Weighted
	Number	Average
	of	Exercise
	Options	Price
Outstanding at January 1, 2016	50,640	12.85
Granted in 2016	—	—
Canceled in 2016	6,000	12.85
Exercised in 2016	44,640	12.85
Outstanding at December 31, 2016	—	—
Granted in 2017	—	—
Canceled in 2017	—	—
Exercised in 2017	—	—
Outstanding at December 31, 2017	—	—
Exercisable at December 31, 2017	—	$—

There were no options exercisable at December 31, 2017 and 2016, respectively.

Under the various plans, options that are cancelled can be reissued. At December 31, 2017, no options were reserved for future issuance.

A summary of nonvested shares of Restricted Stock awards outstanding under the Company’s 2006 Plan and 2012 Plan as of December 31, 2017, and 2016 and changes during the years ended December 31, 2017, and 2016 is as follows:

		Weighted
		Average Grant
		Date
	Shares	Fair Value
Nonvested shares at January 1, 2016	123,329	$16.34
Granted in 2016	171,252	17.03
Vested in 2016	(101,333)	14.57
Forfeited in 2016	(7,167)	15.98
Nonvested shares at December 31, 2016	186,081	$15.58
Granted in 2017	87,076	18.25
Vested in 2017	(88,645)	15.23
Forfeited in 2017	(22,694)	15.50
Nonvested shares at December 31, 2017	161,818	$15.98

As of December 31, 2017, there was approximately $2.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.1 years.

For the years ended December 31, 2017, 2016 and 2015, the Company recognized share-based compensation cost of approximately $1.5 million, $1.7 million and $1.2 million, respectively, which is included in selling, general and administrative expenses.  The Company does not capitalize any share-based compensation cost.

7.  Defined Contribution Plan

The Company maintains a defined contribution plan covering substantially all domestic employees. Participating employees may make contributions to the plan, through payroll deductions. Matching contributions are made by the Company equal to 50% of the employee’s contribution to the extent such employee contribution did not exceed 6% of their compensation.  During the years ended December 31, 2017, 2016 and 2015, the Company expensed approximately $237 thousand, $211 thousand and $211 thousand, respectively, related to this plan.

8.  Commitments and Contingencies

Leases

Operating leases primarily relate to the lease of the space used for our operations in Eatontown, New Jersey, Mesa, Arizona, Mississauga, Canada and Amsterdam, Netherlands. Future minimum rental commitments under non-cancellable operating leases are as follows:

2018	$508
2019	460
2020	438
2021	405
2022	414
Thereafter	2,035
$4,260

Rent expense for the years ended December 31, 2017, 2016 and 2015 was approximately $509 thousand, $455 thousand and $327 thousand, respectively.

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

The Company has entered into employment agreements with its Senior Vice President, Vice President and Chief Information Officer, Vice President New Business Development, Vice President and Chief Financial Officer, and Vice President and Chief Accounting Officer, under which they are entitled to a severance payment and severance payments, respectively for six months at the then applicable annual base salary if the Company terminates their respective employment for any reason other than for cause.

The Executive Vice President and Vice President New Business Development are also entitled to receive continuation of certain employee benefits and their outstanding equity awards become immediately vested if the Company terminates their respective employment for any reason other than for cause.

Additionally, in the event that a change of control of the Company occurs (as described in the employment agreement), the Chief Financial Officer’s outstanding equity awards become immediately vested and he is entitled to receive a lump-sum payment equal to 1.0 times his then annual salary and actual incentive bonus earned in the year prior to such change in control.

Other

As of December 31, 2017, the Company has no standby letters of credit, has no standby repurchase obligations or other commercial commitments. The Company has a line of credit see Note 5 (Credit Facility). Other than employment arrangements and other management compensation arrangements, the Company is not engaged in any transactions with related parties.

9.  Industry, Segment and Geographic Information

The Company distributes software developed by others through resellers indirectly to customers worldwide.  We also resell computer software and hardware developed by others and provide technical services directly to customers in the USA and Canada.  We also operate a sales branch in Europe to serve our customers in this region of the world.

Geographic revenue and identifiable assets related to operations as of and for the years ended December 31, 2017, 2016 and 2015 were as follows. Revenue is allocated to a geographic area based on the location of the sale, which is generally the customer’s country of domicile.  No one country other than the USA represents more than 10% of net sales for 2017, 2016 or 2015.

	2017	2016	2015
Net sales to Unaffiliated Customers:
USA	$389,925	$364,989	$336,110
Canada	30,289	28,491	23,957
Rest of the world	29,165	24,651	22,023
Total	$449,379	$418,131	$382,090

	2017	2016	2015
Identifiable Assets by Geographic Areas at December 31,
USA	$95,516	$106,014	$87,679
Canada	7,209	7,684	6,403
Total	$102,725	$113,698	$94,082

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

	Year Ended December 31,
	2017	2016	2015
Revenue:
Lifeboat Distribution	$417,427	$369,519	$339,708
TechXtend	31,952	48,612	42,382
	449,379	418,131	382,090
Gross Profit:
Lifeboat Distribution	$23,183	$22,349	$21,530
TechXtend	3,893	4,982	5,043
	27,076	27,331	26,573
Direct Costs:
Lifeboat Distribution	$7,952	$7,478	$7,719
TechXtend	1,879	2,098	2,269
	9,831	9,576	9,988
Segment Income Before Taxes:
Lifeboat Distribution	$15,231	$14,871	$13,811
TechXtend	2,014	2,884	2,774
Segment Income Before Taxes	17,245	17,755	16,585

General and administrative	$9,432	$9,139	$8,075
Interest, net	699	318	368
Foreign currency translation	41	(1)	(20)
Income before taxes	$8,553	$8,933	$8,858

	As of	As of
	December 31,	December 31,
Selected Assets By Segment:	2017	2016

Lifeboat Distribution	$72,806	$64,558
TechXtend	21,200	32,202
Segment Select Assets	94,006	96,760
Corporate Assets	8,719	16,938
Total Assets	$102,725	$113,698

The Company had two customers that each accounted for more than 10% of total sales for 2017. For the year ended December 31, 2017, Software House International Corporation (SHI”), and CDW Corporation (“CDW”) accounted for 23.0%, and 19.4%, respectively, of consolidated net sales and, as of December 31, 2017,  15.1% and 28.6%,  respectively, of total net accounts receivable. For the year ended December 31, 2017, Sophos and Solarwinds accounted for 26.4% and 14.7%, respectively of our consolidated purchases.

For the year ended December 31, 2016, SHI, and CDW accounted for 19.6%, and 17.9%, respectively, of consolidated net sales. For the year ended December 31, 2016, Sophos and Solarwinds accounted for 23.1% and 10.8%, respectively of our consolidated purchases.

For the year ended December 31, 2015, SHI, and CDW accounted for 19.0%, and 17.9%, respectively, of consolidated net sales. For the year ended December 31, 2015, Sophos was the only individual vendor from whom our purchases exceeded 10% of our total purchases and accounted for 24.2% of our total purchases.

 Our top five customers accounted for 52%, 48%, and 52% of consolidated net sales in 2017, 2016 and 2015, respectively.

10.  Quarterly Results of Operations (Unaudited)

The following table presents summarized quarterly results for 2017:

	First	Second	Third	Fourth
Net sales	$112,795	$102,982	$106,646	$126,956
Gross profit	6,758	6,572	6,244	7,502
Net income	1,319	1,273	1,341	1,128

Basic net income per common share-(restated)	$0.29	$0.28	$0.30	$0.25
Diluted net income per common share-(restated)	$0.29	$0.28	$0.30	$0.25

The following table presents summarized quarterly results for 2016:

	First	Second	Third	Fourth
Net sales	$93,323	$105,257	$99,586	$119,965
Gross profit	5,953	7,000	6,372	8,006
Net income	1,029	1,527	1,378	1,967

Basic net income per common share-(restated)	$0.22	$0.32	$0.29	$0.43
Diluted net income per common share-(restated)	$0.22	$0.32	$0.29	$0.43

The  following table presents the expected quarterly impact on net sales of the adoption of ASC 606 Revenue From Contracts With Customers (See Note 2) for the year ended  December 31, 2017 and 2016, as if adoption of the  new standard  occurred on January 1, 2016.

	Year ended December 31, 2017
	As	Expected Impact	As
	Reported	of Adoption	Adjusted
Quarter:
First	$112,795	$(74,704)	$38,091
Second	102,982	(63,961)	39,021
Third	106,646	(67,627)	39,019
Fourth	126,956	(82,520)	44,436
Total net sales	$449,379	$(288,812)	$160,567

	Year ended December 31, 2016
	As	Expected Impact	As
	Reported	of Adoption	Adjusted
Quarter:
First	$93,323	$(58,141)	$35,182
Second	105,257	(58,989)	46,268
Third	99,586	(60,981)	38,605
Fourth	119,965	(75,411)	44,554
Total net sales	$418,131	$(253,522)	$164,609

Wayside Technology Group, Inc. and Subsidiaries

Schedule II--Valuation and Qualifying Accounts

(Amounts in thousands)

		Charged to
	Beginning	Cost and		Ending
Description	Balance	Expense	Deductions	Balance
Year ended December 31, 2015
Allowances for accounts receivable	$1,819	$(181)	$(30)	$1,668
Reserve for inventory obsolescence	$10	$13	$7	$16
Year ended December 31, 2016
Allowances for accounts receivable	$1,668	$644	$19	$2,293
Reserve for inventory obsolescence	$16	$3	$4	$15
Year ended December 31, 2017
Allowances for accounts receivable	$2,293	$(178)	$13	$2,102
Reserve for inventory obsolescence	$15	$—	$3	$12