Form 10-Q
period 2018-03-31
Wayside Technology Group, Inc.
filed 2018-05-10
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

There were 4,541,203 outstanding shares of common stock, par value $.01 per share, (“Common Stock”) as of May 4, 2018, not including 743,297 shares classified as treasury stock.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,994	$5,530
Accounts receivable, net of allowances of $2,228 and $2,102, respectively	82,019	76,937
Inventory, net	2,362	2,794
Vendor prepayments	5,212	6,837
Prepaid expenses and other current assets	611	553
Total current assets	97,198	92,651

Equipment and leasehold improvements, net	1,758	1,828
Accounts receivable-long-term, net	7,530	7,437
Other assets	1,854	231
Deferred income taxes	107	138
	$108,447	$102,285
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$67,931	$62,792
Total current liabilities	67,931	62,792

Deferred rent and tenant allowances	764	781

Commitments and Contingencies

Stockholders’ equity:
Common Stock, $.01 par value; 10,000,000 shares authorized; 5,284,500 shares issued: 4,506,203 and 4,454,829 shares outstanding, respectively	53	53
Additional paid-in capital	30,900	31,257
Treasury stock, at cost, 778,297 and 829,671 shares, respectively	(13,463)	(14,207)
Retained earnings	23,355	22,522
Accumulated other comprehensive loss	(1,093)	(913)
Total stockholders’ equity	39,752	38,712
	$108,447	$102,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

(Amounts in thousands, except per share data)

	Three months ended
	March 31,
		As adjusted (1)
	2018	2017

Net sales	$40,552	$38,091

Cost of sales	33,658	31,332

Gross profit	6,894	6,759

Selling, general, and administrative expenses	5,047	4,967

Income from operations	1,847	1,792

Other income:

Interest, net	238	148

Foreign currency transaction gain	2	—

Income before provision for income taxes	2,087	1,940

Provision for income taxes	489	621

Net income	$1,598	$1,319

Income per common share-Basic	$0.36	$0.29

Income per common share-Diluted	$0.36	$0.29

Weighted average common shares outstanding — Basic	4,301	4,343

Weighted average common shares outstanding — Diluted	4,301	4,343

Dividends paid per common share	$0.17	$0.17

(1)	See Note 5 for details on prior period amounts adjusted for the full retrospective adoption of ASC 606 Revenue from Contracts with Customers.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three months ended
	March 31,
	2018	2017

Net income	$1,598	$1,319

Other comprehensive (loss) income:
Foreign currency translation adjustment	(180)	132
Other comprehensive (loss) income	(180)	132

Comprehensive income	$1,418	$1,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	(loss)	Total
Balance at January 1, 2018	5,284,500	$53	$31,257	829,671	$(14,207)	$22,522	$(913)	$38,712
Net income	—	—	—	—	—	1,598	—	1,598
Translation adjustment	—	—	—	—	—	—	(180)	(180)
Dividends paid	—	—	—	—	—	(765)	—	(765)
Share-based compensation expense	—	—	349	—	—	—	—	349
Restricted stock grants (net of forfeitures) and adjustments	—	—	(706)	(60,500)	871	—	—	165
Treasury shares repurchased	—	—	—	9,126	(127)	—	—	(127)
Balance at March 31, 2018	5,284,500	$53	$30,900	778,297	$(13,463)	$23,355	$(1,093)	$39,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three months ended
	March 31,
	2018	2017
Cash flows from operating activities
Net income	$1,598	$1,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	114	114
Deferred income tax expense (benefit)	31	(39)
Share-based compensation expense	349	347
Loss on disposal of fixed assets	10	-
Changes in operating assets and liabilities:
Accounts receivable	(5,342)	14,752
Inventory	427	(136)
Prepaid expenses and other current assets	(62)	71
Vendor prepayments	125	—
Accounts payable and accrued expenses	5,372	(16,142)
Other assets and liabilities	(142)	(113)
Net cash provided by operating activities	2,480	173

Cash flows used in investing activities
Purchase of equipment and leasehold improvements	(67)	(174)
Net cash used in investing activities	(67)	(174)

Cash flows used in financing activities
Purchase of treasury stock	(127)	(1,726)
Dividends paid	(765)	(777)
Net cash used in financing activities	(892)	(2,503)

Effect of foreign exchange rate on cash	(57)	70

Net increase (decrease) in cash and cash equivalents	1,464	(2,434)
Cash and cash equivalents at beginning of period	5,530	13,524
Cash and cash equivalents at end of period	$6,994	$11,090

Supplementary disclosure of cash flow information:
Income taxes paid	$56	$21

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2018

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

The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, stock-based compensation, evaluation of performance obligations and allocation of revenue to distinct items, contingencies and litigation. The Company bases its estimates on its historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the opinion of the Company’s management, all adjustments that are of a normal recurring nature, considered necessary for fair presentation, have been included in the accompanying condensed consolidated financial statements. The Company’s actual results may differ from these estimates under different assumptions or conditions. The unaudited condensed consolidated statements of earnings for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities Exchange Commission for the year ended December 31, 2017.

Effective January 1, 2018 we adopted the requirements of Accounting Standards Update, or ASU, No. 2014-09 Revenue from Contracts with customers, or Accounting Standard Codification (“ASC”) 606 using the full retrospective method, as discussed in detail in Note 5.  All amounts and disclosures set forth in this Quarterly Report on Form 10-Q have been updated to comply with ASC 606, as indicated by the “as adjusted” footnote.

Reclassifications

Certain reclassifications and immaterial revisions have been made to the prior period financial statements to conform to the current-year presentation.

Earnings per share two class method

Earnings per share for the three months ended March 31, 2017 were recalculated and restated using the two class method and presented on a comparable basis with the same periods in 2018. In 2017 the Company determined it should be reporting earnings per share using the two-class method in accordance with ASC 260-10-45-60, which treats unvested restricted shares granted under our 2012 Stock-Based Compensation Plan that are entitled to receive non-forfeitable dividends as participating securities. While the Company has determined the impact of applying the two-class method does not have a material impact on previously issued financial statements, it is appropriate to recalculate and restate amounts presented on a comparative and consistent basis with current period results. The table below summarizes previously reported and restated amounts on a comparative basis. Footnote 9, Earnings Per Share provides more detail on the two-class method calculation.

Three months ended
March 31,
2017
As Previously Reported:
Income per common share - Basic	$0.30
Income per common share - Diluted	$0.30

Weighted average common shares outstanding - Basic	4,343
Weighted average common shares outstanding - Diluted	4,359

As Restated:
Income per common share - Basic	$0.29
Income per common share - Diluted	$0.29

Weighted average common shares outstanding - Basic	4,343
Weighted average common shares outstanding - Diluted	4,343

2.           Recently issued accounting standards:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. In March, April, May and December 2016, the FASB issued additional updates to the new accounting standard which provide supplemental adoption guidance and clarifications. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue arising from contracts with customers. The Company adopted the new standard on January 1, 2018, using the full retrospective method which required us to restate our historical financial information to reflect the adoption as of the earliest reporting period presented. The most significant impact of adopting the standard relates to the determination of whether the Company is acting as a principal or an agent in the sale of third party security software and software that is highly interdependent with support, as well as maintenance, support and other services. See Footnote 5 (Revenue Recognition).

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 supersedes the lease guidance under FASB ASC Topic 840, Leases, resulting in the creation of FASB ASC Topic 842, Leases. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. Leases will be classified as either finance or operating leases with classification affecting the pattern of expense recognition in the statement of earnings.  This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the potential impact of adopting ASU 2016-02 on its consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU No. 2016-13"). ASU No. 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. ASU No. 2016-13 is effective for the Company in the first quarter of 2020, with early adoption permitted, and is to be applied using a modified retrospective approach. The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-13 on its consolidated financial statements, particularly its recognition of allowances for accounts receivable.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (“ASU 2016-15”) which reduces diversity in practice in how certain transactions are classified in the statement of cash flows. The new standard  is effective for the Company beginning with the first quarter of 2018. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, “Scope of Modification Accounting”, to reduce diversity in practice and provide clarity regarding existing guidance in ASC 718, “Stock Compensation”. The amendments in this updated guidance clarify that an entity should apply modification accounting in response to a change in the terms and conditions of an entity’s share-based payment awards unless three newly specified criteria are met. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The new guidance was effective for the Company on a prospective basis beginning on January 1, 2018 and did not impact the Company’s Consolidated Financial Statements as it is not the Company’s practice to change either the terms or conditions of stock-based payment awards once they are granted.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815) – Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments in this update also make certain targeted improvements to simplify the application of the hedge accounting guidance in current U.S. GAAP. ASU No. 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; the ASU allows for early adoption in any interim period after issuance of the update. The Company is currently assessing the impact this ASU will have on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which permits the reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act (the “TCJA” or “U.S. tax reform”) from Accumulated other comprehensive income (loss) to Retained earnings. This new guidance is effective for the Company beginning on January 1, 2019 with early adoption permitted and must be applied either in the period of adoption or retrospectively to periods in which the effects of the TCJA are recognized. The Company is continuing to evaluate the impact of the adoption of this guidance on its consolidated financial statements.

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

The net sales from our foreign operations for the first quarter of 2018 were $5.4 million as compared to $4.8 million in the first quarter of 2017.

4.           Comprehensive Income:

Cumulative translation adjustments have been classified within accumulated other comprehensive loss, which is a separate component of stockholders’ equity in accordance with FASB ASC Topic 220, “Comprehensive Income.”

5.         Revenue Recognition:

Effective January 1, 2018, we adopted ASC 606 using the full retrospective method, which requires us to restate our historical financial information to reflect the adoption as of the earliest reporting period presented. There was no adjustment to equity as a result of the adoption. The most significant impact of adopting the standard relates to the determination of whether the Company is acting as a principal or an agent in the sale of third party security software and software that is highly interdependent with support, as well as maintenance, support and other services. Historically, under the transfer of risk and rewards model of revenue recognition, the Company has accounted for primarily all of its sales on a gross basis. The new guidance requires the Company to identify performance obligations and assess transfer of control.

While assessing its performance obligations for sales of security software and software subscriptions that are highly interdependent with support, the Company determined that the vendor has ongoing performance obligations with the end customer that are not separately identifiable from the software itself. The Company also determined that the vendor has ongoing performance obligation for sales of certain third-party maintenance, support and service contracts. In these instances, the Company has determined that it does not have control and is acting as an agent in the sale. When acting as an agent in a transaction, the Company accounts for sales on a net basis, with the vendor cost associated with the sale recognized as a reduction of revenue.

ASC 606 Adoption Impact to Previously Reported Results

The tables below present historical information adjusted as if the standard had been adopted on January 1, 2017 for all periods presented.

	Three months ended March 31, 2017
	As	Impact	As
	Reported	of Adoption	Adjusted
Total
Net sales	$112,796	$(74,705)	$38,091
Cost of sales	106,037	(74,705)	31,332
Gross profit	$6,759	$—	$6,759

	Three months Ended March 31, 2017
	As	Impact	As
	Reported	of Adoption	Adjusted
Lifeboat Distribution Segment:
Net sales	$104,483	$(70,649)	$33,834
Cost of sales	98,640	(70,649)	27,991
Gross profit	$5,843	$—	$5,843

TechXtend Segment:
Net sales	$8,313	$(4,056)	$4,257
Cost of sales	7,397	(4,056)	3,341
Gross profit	$916	$—	$916

The core principle of ASC 606 is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled in exchange for those goods or services. This principle is achieved through applying the following five-step approach:

Identification of the contract, or contracts, with a customer — A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and, (iii) we determine that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer. The Company considers customer purchase orders, which in some cases are governed by master agreements or general terms and conditions of sale, to be contracts with customers. All revenue is generated from contracts with customers.

Identification of the performance obligations in the contract — Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are capable of being distinct, whereby the customer can benefit from the goods or service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods or services, we apply judgment to determine whether promised goods or services are capable of being distinct in the context of the contract. If these criteria are not met the promised goods or services are accounted for as a combined performance obligation.

Determination of the transaction price —The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods or services to the customer. Net sales are recorded net of estimated discounts, rebates, and returns.  Vendor rebates and price protection are recorded when earned as a reduction to cost of sales or merchandise inventory, as applicable. Cooperative reimbursements from vendors, which are earned and available, are recorded in the period the related advertising expenditure is incurred. Cooperative reimbursements are recorded as a reduction of cost of sales.

Allocation of the transaction price to the performance obligations in the contract — If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price, or SSP, basis. We determine standalone SSP based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through established standard prices, we use judgement and estimate the standalone selling price taking into account available information such as market pricing and pricing related to similar products. Contracts with a significant financing component are discounted to their present value at contract inception and accreted up to the expected payment amounts. These contracts generally offer customers extended payment terms of up to three years.

Recognition of revenue when, or as, we satisfy a performance obligation —  The Company recognizes revenue when its performance obligations are complete, and control of the specified goods or services pass to the customer. The Company considers the following indicators in determining when control passes to the customer: (i) the Company has a right to payment for the product or service (ii) the customer has legal title to the product, (iii) the Company has transferred physical possession of the product (iv) the Customer has the significant risk and rewards of ownership of the product and (v) the customer has accepted the product. Substantially all our performance obligations are satisfied at a point in time, as our obligation is to deliver a product or fulfill an order for a third party to deliver ongoing services, maintenance or support.

Disaggregation of Revenue

We generate revenue from the re-sale of third party software licenses, subscriptions, hardware, and related service contracts. Finance fees related to sales are classified as interest income. The following table depicts the disaggregation of revenue according to revenue type and is consistent with how we evaluate our financial performance:

Net Sales	Three months ended
	March 31,	March 31,
	2018	2017
Hardware and software product	$35,862	$33,930
Software - security & highly interdependent with support	2,103	1,551
Maintenance, support & other services	2,587	2,610
Net sales	$40,552	$38,091

Hardware and software product - Hardware product consists of sales of hardware manufactured by third parties. Hardware product is delivered from our warehouse or drop shipped directly from the vendor. Revenue from our hardware products is recognized on a gross basis, with the selling price to the customer as net sales, and the cost of the related product as cost of sales, upon transfer of title and risk of loss to the customer, as the Company is acting a principal in the transaction.

Software product consists of sales of perpetual and term software licenses for products developed by third party vendors, which are distinct from related maintenance and support. Software licenses are delivered via electronic license keys provided by the vendor to the end user. Revenue from the sale of software products is recognized on a gross basis, with the selling price to the customer as net sales, and the cost of the related product as cost of sales, upon transfer of control to our customers as the Company is a principal in the transaction. Control is deemed to have passed to the customer when they acquire the right to use or copy the software under license as substantially all product functionality is available to the customer at the time of sale.

Software maintenance and support, commonly known as software assurance or post contract support, consists of software updates and technical support provided by the software vendor to the licensor over a period of time. In cases where the software maintenance is distinct from the related software license, software maintenance is accounted for as a separate performance obligation. In cases where the software maintenance is not distinct from the related software license, it is accounted for as a single performance obligation with the related license. We utilize judgement in determining whether the maintenance is distinct from the software itself. This involves considering if the software provides its original intended functionality without the updates, or is dependent on frequent, or continuous updates to maintain its functionality. See Allocation of the transaction price to the performance obligations in the contract for a discussion of the allocation of maintenance and support costs when they are distinct from the related software licenses and Software - security and highly interdependent with support for a discussion of maintenance and support costs when they are not distinct from the related software license.

Software - security and highly interdependent with support - Software - security software and software highly interdependent with support consists of sales of security subscriptions and other licensed software products whose functionality is highly interdependent with, and therefore not distinct from, related software maintenance. Delivery of the software license and related support over time is considered a single performance obligation of the third-party vendor for these products. The Company is an agent in these transactions, with revenue being recorded on a net basis when its performance obligation of processing a valid order between the supplier and customer contracting for the services is complete.

Maintenance, support and other services revenue - Maintenance, support and other services revenue consists of third-party post-contract support that is not critical or essential to the core functionality of the related licensed software, and, to a lesser extent, from third-party professional services, software as a service, and cloud subscriptions. Revenue from maintenance, support and other service revenues is recognized on a net basis, upon fulfillment of an order to the customer, as the Company is an agent in the transaction, and its performance obligations are complete at the time a valid order between the parties is processed.

Costs to obtain and fulfill a contract - We pay commissions and related payroll taxes  to sales personnel when customers are invoiced. These costs are recorded as selling general and administrative expenses in the period earned as all of our performance obligations are complete within a short window of processing the order.

Contract balances -  Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts and returns. A receivable is recognized in the period we deliver goods or provide services or when our right to consideration is unconditional. Payment terms on invoiced amounts are typically 30-75 days.  The balance of accounts receivable, net of allowance for doubtful accounts and returns, as of December 31, 2017 and March 31, 2018 is presented in the accompanying condensed consolidated balance sheets. Accounts receivable-long-term result from product sales with extended payment terms that are discounted to their present values at the Company’s estimates of prevailing market rates at the time of the sale. The Company has determined that these amounts do not represent variable consideration as the amount earned is fixed. In subsequent periods, the accounts receivable are increased to the amounts due and payable by the customers through the accretion of interest income on the unpaid accounts receivable due in future years. The amounts due under these long-term accounts receivable due within one year are reclassified to the current portion of accounts receivable and are shown net of reserves. As our revenues are generally recognized at a point in time in the same period as they are billed, we have no deferred revenue balances. Provisions for doubtful accounts including long-term accounts receivable and returns are estimated based on historical write offs, sales returns and credit memo analysis which are adjusted to actual on a periodic basis.

Principal versus agent considerations – The Company determines whether it is acting as a principal or agent in a transaction by assessing whether it controls a good or service prior to it being transferred to a customer, with control being defined as having the ability to direct the use of and obtain the benefits from the asset. The Company considers the following indicators, among others,  in making the determination: 1) the Company is primarily responsible for fulfilling the promise to provide the promised good or service, 2) the Company has inventory risk, before or after the specified good or service has been transferred to the customer, 3) the Company has discretion in establishing price for the specified good or service. Generally, we conclude that we are a principal in transactions where software or hardware products containing their core functionality are delivered to the customer at the time of sale and are agents in transactions where we are arranging for the provision of future performance obligations by a third party. As we enter into distribution agreements with third-party service providers, we evaluate whether we are acting as a principal or agent for each product sold under the agreement based on the nature of the product or service, and our performance obligations. Products for which there are significant ongoing third-party performance obligations include software maintenance, which includes periodic software updates and support, security software that is highly interdependent with maintenance, software as a service, cloud and third party professional services. Sales of hardware and software products where we are a principal are recorded on a gross basis with the selling price to the customer recorded as sales and the cost of the product or software recorded as cost of sales. Sales where we are acting as an agent are recognized on a net basis at the date our performance obligations are complete. Under net revenue recognition, the cost paid to the vendor or third-party service provider is recorded as a reduction to sales, resulting in revenue being equal to the gross profit on the transaction.

6.            Fair Value:

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value at March 31, 2018 and December 31, 2017 because of the relative short maturity of these instruments. The Company’s accounts receivable long-term is discounted to their present value at estimated prevailing market rates at the date of sale so the balances approximate fair value.

7.             Balance Sheet Detail:

Equipment and leasehold improvements consist of the following:

	March 31,	December 31,
	2018	2017
Equipment	$1,993	$1,988
Leasehold improvements	1,333	1,335
	3,326	3,323
Less accumulated depreciation and amortization	(1,568)	(1,495)
	$1,758	$1,828

For the three months ended March 31, 2018 and 2017, the Company recorded depreciation and amortization expense of $0.1 million and $0.1 million respectively, which is included in general and administrative expense.

Accounts receivable – long term, net consist of the following:

	March 31,	December 31,
	2018	2017
Total amount due from customer	$19,581	$20,886
Less discount	(839)	(912)
Less current portion included in accounts receivable, current	(11,212)	(12,537)
	$7,530	$7,437

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2018	2017
Trade accounts payable	$64,752	$58,910
Accrued expenses	3,179	3,882
	$67,931	$62,792

8.            Credit Facility:

On November 15, 2017, the Company entered into a $20,000,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Second Amended and Restated Revolving Credit Loan Agreement (the “Loan Agreement”), Second Amended and Restated Revolving Credit Loan Note (the “Note”), Second Amended and Restated Security Agreement (the “Security Agreement”) and Second Amended and Restated Pledge and Security Agreement (the “Pledge Agreement”).  The Credit Facility, which will be used for working capital and general corporate purposes, matures on August 31, 2020, at which time the Company must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any, fees, costs and expenses. In addition, the Company will pay regular monthly payments of all accrued and unpaid interest.  The interest rate for any borrowings under the Credit Facility is subject to change from time to time based on the changes in the LIBOR Rate, as defined in the Loan Agreement (the “Index”).  The Index was 1.88% at March 31, 2018. Interest on the unpaid principal balance of the Note will be calculated using a rate of 1.50 percentage points over the Index.  If the Index becomes unavailable during the term of the Credit Facility, interest will be based upon the Prime Rate (as defined in the Loan Agreement) after notifying the Company.  The Credit Facility is secured by the assets of the Company.

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

At March 31, 2018 and December 31, 2017, the Company had no borrowings outstanding under the Credit Facility.

9.            Earnings Per Share:

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	Three months ended
	March 31,
	2018	2017
Numerator:
Net income	$1,598	$1,319

Less distributed and undistributed income allocated to participating securities	67	62

Net Income Attributable to Common Shareholders	1,531	1,257

Denominator:
Weighted average common shares (Basic)	4,301	4,343

Weighted average common shares including assumed conversions (Diluted)	4,301	4,343

Basic net income per share -restated	$0.36	$0.29
Diluted net income per share-restated	$0.36	$0.29

10.        Major Customers and Vendors:

The Company had two major vendors that accounted for 31.7% and 14.7%, respectively, of total purchases during the three months ended March 31, 2018. The Company had two major vendors that accounted for 30.8% and 13.4%, respectively, of total purchases during the three months ended March 31, 2017. The Company had two major customers that accounted for 25.9% and 18.2%, respectively, of its net sales during the three months ended March 31, 2018. These same customers accounted for 34.6% and 13.5% respectively, of total net accounts receivable as of March 31, 2018. The Company had two major customers that accounted for 20.4% and 19.1%, respectively, of its net sales during the three months ended March 31, 2017.

11.          Income Tax:

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has recorded an accrual of $0.4 million, net of federal tax benefit, for potential liabilities for state income taxes in states which have enacted economic nexus statutes and the Company has not filed income tax returns.  The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that it has appropriate support for the income tax positions it takes and expects to take on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

The TCJA was enacted on December 22, 2017 and introduced significant changes to the U.S. income tax law.  Effective in 2018, the TCJA reduces U.S. statutory tax rates from 34% to 21%. Accordingly, we remeasured our deferred taxes as of December 31, 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are settled or realized.

Due to the timing of the enactment and the complexity involved in applying the provisions of the TCJA we have made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of March 31, 2018.  As we collect and prepare necessary data and interpret the TCJA and any additional guidance issued by the Internal Revenue Service, and other standard-setting bodies, we may make adjustments to the provisional amounts.  Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which adjustments are made.  The accounting for the tax effects of the TCJA will be completed in 2018.

The effective tax rate for the three months ended March 31, 2018 was 23.4%, compared to 32.0% for the same period last year. The decrease in the effective tax rate is primarily due to the change in the federal tax rate due to the TCJA which reduced the statutory rate from 34% to 21%.

12.         Stockholders’ Equity and Stock Based Compensation:

The 2012 Stock-Based Compensation Plan (the “2012 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2012 Plan was 600,000. As of March 31, 2018, the number of shares of Common stock available for future award grants to employees, officers and directors under the 2012 Plan is 185,346.

During 2017, the Company granted a total of 87,076 shares of Restricted Stock to officers and employees. These shares of Restricted Stock vest between twelve and twenty equal quarterly installments.  In 2017, a total of 22,694 shares of Restricted Stock were forfeited as a result of officers and employees terminating employment with the Company.

During 2018, the Company granted a total of 60,500 shares of Restricted Stock to officers and employees. These shares of Restricted Stock vest between sixteen and twenty equal quarterly installments.

A summary of nonvested shares of Restricted Stock awards outstanding under the Company’s the 2012 Plan as of March  31, 2018, and changes during the three months then ended is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested shares at January 1, 2018	161,818	$15.98
Granted in 2018	60,500	16.29
Vested in 2018	(23,109)	15.14
Forfeited in 2018	—	—
Nonvested shares at March 31, 2018	199,209	$15.34

As of March 31, 2018, there is approximately $3.1 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.8  years.

For the three months ended March 31, 2018 and 2017, the Company recognized share-based compensation cost of $0.3 million and $0.3 million respectively, which is included in the Company’s general and administrative expense.

13.          Segment Information:

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

The following segment reporting information of the Company is provided:

	Three months ended March 31,
		(As adjusted see -Note 5)
	2018	2017
Revenue:
Lifeboat Distribution	$36,838	$33,834
TechXtend	3,714	4,257
	40,552	38,091
Gross Profit:
Lifeboat Distribution	$6,184	$5,843
TechXtend	710	916
	6,894	6,759
Direct Costs:
Lifeboat Distribution	$2,035	$2,107
TechXtend	400	472
	2,435	2,579
Segment Income Before Taxes:
Lifeboat Distribution	$4,149	$3,736
TechXtend	310	444
Segment Income Before Taxes	4,459	4,180

General and administrative	$2,612	$2,388
Interest, net	238	148
Foreign currency translation	2	—
Income before taxes	$2,087	$1,940

	As of	As of
	March 31,	December 31,
Selected Assets By Segment:	2018	2017

Lifeboat Distribution	$82,058	$72,806
TechXtend	15,856	21,200
Segment Select Assets	97,914	94,006
Corporate Assets	10,533	8,279
Total Assets	$108,447	$102,285

Disaggregation of Revenue	Three months ended
	March 31,	March 31,
	2018	2017
Lifeboat Distribution

Hardware and software product	$32,423	$30,111
Software - security & highly interdependent with support	2,086	1,503
Maintenance, support & other services	2,329	2,220
Net Sales	$36,838	$33,834

TechXtend

Hardware and software product	$3,439	$3,819
Software - security & highly interdependent with support	17	48
Maintenance, support & other services	258	390
Net Sales	$3,714	$4,257

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of risk and uncertainties, including those set forth under the heading “Forward Looking Statements” and elsewhere in this report and those set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included in this report and the consolidated financial statements and related notes included in our 2017 Annual Report on Form 10-K.

Overview

We distribute software and hardware developed by others through resellers indirectly to customers worldwide. We also resell computer software and hardware developed by others to customers in the USA and Canada. In addition, we operate a sales branch in Europe to serve our customers in this region of the world. We offer an extensive line of products from leading publishers of software and tools for virtualization/cloud computing, security, networking, storage and infrastructure management, application lifecycle management and other technically sophisticated domains as well as computer hardware. We market these products through creative marketing communications, including our web sites, local and on-line seminars, webinars, social media, direct e-mail, and printed materials.

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

Dividend Policy and Share Repurchase Program. Historically we have sought to return value to investors through the payment of quarterly dividends and share repurchases. Total dividends paid and shares repurchased were $0.8 and $0.1 million for the quarter ended March 31, 2018, respectively, and $0.8 million and $1.7 million for the quarter ended March 31, 2017, respectively. The payment of future dividends and share repurchases is at the discretion of our Board of Directors and dependent on results of operations, projected capital requirements and other factors the Board of Directors may find relevant.

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

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Substantial risks and uncertainties unknown at this time could cause actual results to differ materially from those indicated by such forward-looking statements, including, but not limited to, the continued acceptance of the Company’s distribution channel by vendors and customers, the timely availability and acceptance of new products, product mix, market conditions, competitive pricing pressures, contribution of key vendor relationships and support programs, including vendor rebates and discounts, as well as factors that affect the software industry in general and other factors generally. We strongly urge current and prospective investors to carefully consider the cautionary statements and risk factors contained in this report and our annual report on Form 10-K for the year ended December 31, 2017.

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

Financial Overview

Net sales increased 6%, or $2.5 million, to $40.6 million for the quarter ended March 31, 2018, compared to $38.1 million for the same period in 2017. Gross profit increased 2%, or $0.1 million, to $6.9 million for the quarter ended March 31, 2018, compared to $6.8 million in the prior year. Selling, general and administrative (“SG&A”) expenses increased 2%, or $0.1 million, to $5.0 million for the quarter ended March 31, 2018, compared to the same period last year.  Net income increased 21%, or $0.3 million, to $1.6 million for the quarter ended March 31, 2018, compared to $1.3 million in the same period last year. Income per share-diluted increased 23% to $0.36 for the quarter ended March 31, 2018, compared to $0.29 for the same period in 2017, partially due to the decrease in weighted average diluted shares outstanding.

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

Revenue

The Company adopted ASC 606 Revenue from Contracts with customers using the full retrospective method effective January 1, 2018. See Note 5 to the accompanying financial statements for further information. The Company makes estimates regarding performance obligations inherent in the products and services it sells including, whether ongoing maintenance obligations performed by third party vendors are distinct from the related software licenses, and allocation of sales prices among distinct performance obligations. These estimates require significant judgement to determine whether the software’s functionality is dependent on ongoing maintenance or if substantially all functionality is available in the original software download. We also use judgement in the allocation of sales proceeds among performance obligations, utilizing observable data such as stand-alone selling prices, or market pricing for similar products and services.

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

Recently Issued Accounting Pronouncements

 In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, superseding the previous revenue recognition requirements for contracts, along with most existing industry-specific guidance. In March, April, May and December 2016, the FASB issued additional updates to the new accounting standard which provide supplemental adoption guidance and clarifications. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue arising from contracts with customers. The Company adopted the new standard on January 1, 2018, using the full retrospective method which required us to restate our historical financial information to reflect the adoption as of the earliest reporting period presented. The most significant impact of adopting the standard relates to the determination of whether the Company is acting as a principal or an agent in the sale of third party security software and software that is highly interdependent with support, as well as maintenance, support and other services. See Footnote 5 (Revenue Recognition).

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 supersedes the lease guidance under FASB ASC Topic 840, Leases, resulting in the creation of FASB ASC Topic 842, Leases. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. Leases will be classified as either finance or operating leases with classification affecting the pattern of expense recognition in the statement of earnings.  This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the potential impact of adopting ASU 2016-02 on its consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (“ASU 2016-15”) which reduces diversity in practice in how certain transactions are classified in the statement of cash flows. The new standard is effective for the Company beginning with the first quarter of 2018. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, “Scope of Modification Accounting”, to reduce diversity in practice and provide clarity regarding existing guidance in ASC 718, “Stock Compensation”. The amendments in this updated guidance clarify that an entity should apply modification accounting in response to a change in the terms and conditions of an entity’s share-based payment awards unless three newly specified criteria are met. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The new guidance was effective for the Company on a prospective basis beginning on January 1, 2018 and did not impact the Company’s Consolidated Financial Statements as it is not the Company’s practice to change either the terms or conditions of stock-based payment awards once they are granted.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815) – Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments in this update also make certain targeted improvements to simplify the application of the hedge accounting guidance in current U.S. GAAP. ASU No. 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; the ASU allows for early adoption in any interim period after issuance of the update. The Company is currently assessing the impact this ASU will have on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which permits the reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act (the “TCJA” or “U.S. tax reform”) from Accumulated other comprehensive income (loss) to Retained earnings. This new guidance is effective for the Company beginning on January 1, 2019 with early adoption permitted and must be applied either in the period of adoption or retrospectively to periods in which the effects of the TCJA are recognized. The Company is continuing to evaluate the impact of the adoption of this guidance on its consolidated financial statements.

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Three months ended
	March 31,
	2018	2017
Net sales	100.0%	100%
Cost of sales	83.0	82.3
Gross profit	17.0	17.7
Selling, general and administrative expenses	12.4	13.0
Income from operations	4.6	4.7
Other income	0.6	0.4
Income before income taxes	5.2	5.1
Income tax provision	1.2	1.6
Net income	4.0%	3.5%

Our management monitors a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business. We believe that the most important of these measures and ratios include net sales, gross margin, adjusted gross billings, gross profit as a percentage of gross billings, net income as a percentage of net sales and net income as a percentage of gross billings. We use a variety of operating and other information to evaluate the operating performance of our business, develop financial forecasts, make strategic decisions, and prepare and approve annual budgets. These key indicators include financial information that is prepared in accordance with U.S. GAAP and presented in our consolidated financial statements as well as non-GAAP performance measurement tools.

	Three months ended
	March 31,	March 31,
	2018	2017

Net Sales	$40,552	$38,091
Adjusted Gross billings	125,084	112,796
Adjusted gross billings -Lifeboat Distribution	119,032	104,483
Adjusted gross billings -TechXtend	6,052	8,313
Gross Profit	6,894	6,795
Gross Margin % - Net sales	17.0%	17.7%
Gross Margin % -Adjusted Gross Billings	5.5%	6.0%
Net Income -% of Net Sales	4.0%	3.5%
Net Income- % of Adjusted Gross Billings	1.3%	1.2%

We define adjusted gross billings as net sales in accordance with U.S. GAAP, adjusted for the cost of sales related to Software – security and highly interdependent with support and Maintenance, support and other services. We provided a reconciliation of Adjusted gross billings to net sales, which is the most directly comparable U.S. GAAP measure. We use Adjusted gross billings of product and services as a supplemental measure of our performance to gain insight into the volume of business generated by our business, and to analyze the changes to our accounts receivable and accounts payable. Our use of Adjusted gross billings of product and services as analytical tools has limitations, and you should not consider it in isolation or as substitutes for analysis of our financial results as reported under U.S. GAAP. In addition, other companies, including companies in our industry, might calculate Adjusted gross billings of product and services or similarly titled measures differently, which may reduce their usefulness as comparative measures.

	Three months ended
Reconciliation of U.S. GAAP net sales to adjusted gross billings:	March 31,	March 31,
	2018	2017

Net sales	$40,552	$38,091
Costs of sales related to Software – security and highly interdependent with support and maintenance, support and other services	84,532	74,705
Adjusted gross billings	$125,084	$112,796

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Net Sales

Net sales for the quarter ended March 31, 2018 increased 6%, or $2.5 million, to $40.6 million, compared to $38.1 million for the same period in 2017, as increased net sales in our Lifeboat Distribution segment were offset in part by decreased extended payment sales in our TechXtend segment. Adjusted gross billings for the quarter ended March 31, 2018 increased 11%, or $12.3 million, to $125.1 million, compared to $112.8 million for the same period in 2017. Adjusted gross billings increased at a higher rate than net sales primarily due to a higher percentage of sales being comprised of maintenance and software -security and highly interdependent with support which are recorded on a net basis.

Lifeboat Distribution segment net sales for the quarter ended March 31, 2018 increased $3.0 million, or 9% to $36.8 million, compared to $33.8 million for the same period a year earlier. The increase was due primarily to growth in sales penetration for several of our more significant product lines, as well as the addition of several new product lines. The increases were partially offset by turnover in some vendor and customer accounts. We operate in a competitive market in which vendor distribution and sales agreements are subject to change due competitive bidding processes and other factors. Adjusted gross billings for the Lifeboat Distribution segment increased $14.5 million or 14% to $119.0 million for the quarter ended March 31, 2018. Adjusted gross billings increased at a faster rate than net sales because of a higher percentage of our sales being derived from maintenance services and subscriptions which are recorded net of cost of sales.

TechXtend segment net sales decreased $0.5 million or 13% to $3.7 million for the quarter ended March 31, 2018, compared to $4.3 million for the prior year. The decrease was primarily due to a decrease in extended payment term sales compared to the first quarter of 2017. Sales in our TechXtend segment may vary significantly from quarter to quarter based on the timing of IT spending decisions by our larger customers and internal capital allocation decisions regarding funds allocated to the extended payment program. Adjusted gross billings for the TechXtend segment decreased $2.3 million or 27% to $6.1 million for the quarter ended March 31, 2018.

During the quarter ended March 31, 2018, we relied on two key customers for a total of 44.1% of our gross billings. One major customer accounted for 25.9% and the other for 18.2%, of our total net sales during the three months ended March 31, 2018.  These same customers accounted for 34.8% and 13.5%, of total net accounts receivable as of March 31, 2018.

Gross Profit

Gross profit for the quarter ended March 31, 2018 increased 2% or $0.1 million, to $6.9 million, compared to $6.8 million for the same period in 2017, primarily due to higher net sales in the Lifeboat Distribution segment partially offset by decreased net sales in the TechXtend segment, as discussed above. Lifeboat Distribution segment gross profit increased 6% or $0.3 million to $6.2 million for the quarter ended March 31, 2018 compared $5.8 million for the same period in 2017 due to sales growth discussed above. TechXtend segment gross profit decreased 23% to $0.7 million for the quarter ended March 31, 2018 compared to $0.9 million for the same period in the prior year due to decreased extended payment terms sales. Extended payment term sales fluctuate from period to period based on market conditions and internal capital allocation decisions.

Gross profit margin (gross profit as a percentage of net sales) for the quarter ended March 31, 2018 was 17.0% compared to 17.7% in 2017. Lifeboat Distribution segment gross profit margin was 16.8% for the quarter ended March 31,

2018, compared to 17.3% in 2017. The decrease in gross profit margin for the Lifeboat Distribution segment was caused primarily by decreased gross profit margin for hardware and software products, resulting from growth in some of our higher volume product lines, which carry a lower than average gross profit margin, and due to competitive pricing pressure, partially offset by a higher percentage of our net sales being derived from the sale of maintenance, subscriptions and services which are recorded on a net basis. We operate in a competitive environment where the trend has been and may continue to be for gross profit margins as a percentage of adjusted gross billings to decline. However, the recent trend has been for an increasing portion of our revenues to be derived from the sale of security, maintenance and service agreements that are recorded net of related costs of sales, resulting in higher gross profit margin, thereby offsetting in part the overall impact of the declining gross profit margins. TechXtend segment gross profit margin for the quarter ended March 31, 2018 was 19.1%, compared to 21.5% in 2017. The decrease in gross profit margin was due to a shift in product mix and competitive pricing dynamics.

Selling, General and Administrative Expenses

SG&A expenses for the quarter ended March 31, 2018 increased $0.1 million, or 2%, to approximately $5.0 million when compared to the same period in 2017.  The increase is primarily due to increased professional fees and public company costs. SG&A expenses were 12.4% of net sales for the quarter ended March 31, 2018, compared to 13.0% for the same period in 2017.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We plan to continue to expand our investment in information technology and marketing, while monitoring SG&A expenses closely.

Income Taxes

For the three months ended March 31, 2018, the Company recorded a provision for income taxes of $0.5 million or 23.4% of income, compared to $0.6 million or 32.0% of income for the same period in 2017. The decrease in the effective tax rate is primarily due to the change in the federal tax rate due to the TCJA.

Due to the timing of the enactment and the complexity involved in applying the provisions of the TCJA we have made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of March 31, 2018.  As we collect and prepare necessary data and interpret the TCJA and any additional guidance issued by the Internal Revenue Service, and other standard-setting bodies, we may make adjustments to the provisional amounts.  Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which adjustments are made.  The accounting for the tax effects of the TCJA will be completed in 2018.

Liquidity and Capital Resources

Our cash and cash equivalents increased by $1.5 million to $7.0 million at March 31, 2018 from $5.5 million at December 31, 2017. The increase in cash was primarily the result of $2.5 million in cash provided by operating activities offset by $0.9 million of cash used for stock repurchases and dividends.

Net cash provided by operating activities for the three months ended March 31, 2018 was $2.5 million, comprised of net income adjusted for non-cash items of $2.1 million, and changes in operating assets and liabilities of $0.4 million.

The increase in cash from changes in operating assets and liabilities for the three months ended March 31, 2018 was primarily due to a decrease in net working capital (accounts receivable, inventory, and vendor prepayments less accounts payable) resulting from the utilization of vendor prepayments made in the prior year.

In the three months ended March 31, 2018, net cash used in investing activities was $0.1 million, compared to $0.2 million in the prior year.

Net cash used in financing activities for the three months ended March 31, 2018 of $0.9 million was comprised of $0.8 million of dividend payments on our Common Stock, and $0.1 million for the stock repurchases.

On November 15, 2017, the Company entered into a $20,000,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Second Amended and Restated Revolving Credit Loan Agreement (the

“Loan Agreement”), Second Amended and Restated Revolving Credit Loan Note (the “Note”), Second Amended and Restated Security Agreement (the “Security Agreement”) and Second Amended and Restated Pledge and Security Agreement (the “Pledge Agreement”).  The Credit Facility, which will be used for working capital and general corporate purposes, matures on August 31, 2020, at which time the Company must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any interest, fees, costs and expenses, if any. As of March 31, 2018, no borrowings were outstanding under the Credit Facility.

We anticipate that our working capital needs will increase as we invest in the growth of our business.   We believe that the funds held in cash and cash equivalents and our unused borrowings under our credit facility will be sufficient to fund our working capital and cash requirements for at least the next 12 months.

Contractual Obligations as of March 31, 2018 are summarized as follows: (000’s)

Payment due by Period	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating Leases obligations (1)	$4,116	$488	$1,291	$882	$1,455
Total Contractual Obligations	$4,116	$488	$1,291	$882	$1,455

(1)

Operating leases relate primarily to the leases of the space used for our operations in Eatontown, New Jersey, Mesa Arizona, Mississauga, Canada and Amsterdam, Netherlands. The commitments for operating leases include the minimum rent payments.

As of March 31, 2018, the Company had no borrowings outstanding under our lines of credit and no commitments relating to standby letters of credit, and has no standby repurchase obligations or other commercial commitments (see Note 8 in the Notes to our Consolidated Financial Statements).

Foreign Exchange

The Company’s foreign subsidiaries are subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. We are subject to fluctuations primarily in the Canadian Dollar and the Euro Dollar to-U.S. Dollar exchange rate.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In addition to its activities in the United States, 13.3% of the Company sales during the three months ended March 31, 2018 were generated by its subsidiaries in Canada and Europe. We are subject to general risks attendant to the conduct of business in Canada and Europe, including economic uncertainties and foreign government regulations. In addition, the Company’s international business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Foreign Exchange.”

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

Based on the material weaknesses described below, the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The weaknesses we identified relate to several deficiencies in the design and operating effectiveness of controls over financial reporting that we reported in our annual report on form 10K for the year ended December 31, 2017, that in the aggregate constitute a material weakness in our internal controls over financial reporting. Management performed additional procedures to determine the impact of these issues and determined that any errors resulting from the deficiencies above were immaterial individually and in the aggregate, to the Company’s current and previously issued financial statements.

Remediation plan: We have been implementing several processes, including those outlined below, to remediate the deficiencies noted above. We currently are assessing and improving the operating effectiveness of these controls to ensure they will operate at an acceptable level of assurance.

•	Hire and train appropriate personnel or professionals sufficient to manage the complexity, timing, and ever changing nature of our business and financial reporting requirements.

•	Retain and evaluate the qualifications and performance of experts who are engaged to assist in the evaluation and adoption of accounting and tax matters where appropriate.

•	Ensure controls are properly designed to address risks and train key process owners and other relevant personnel to perform timely reconciliations with appropriate documentation and review procedures.

Changes in Internal Control Over Financial Reporting

In January 2018, we implemented certain internal controls over financial reporting in connection with our adoption of ASC Topic 606, Revenue from Contracts with Customers. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the repurchase of Common Stock by the Company and its affiliated purchasers during the first quarter of 2018.

ISSUER PURCHASE OF EQUITY SECURITIES

						Maximum
						Number of
				Total Number		Shares That
				of Shares		May Yet Be
				Purchased as		Purchased
	Total		Average	Part of Publicly	Average	Under the
	Number		Price Paid	Announced	Price Paid	Plans or
	of Shares		Per Share	Plans or	Per Share	Programs
Period	Purchased		(2)	Programs	(3)	(4)

January 1, 2018- January 31, 2018	—		$—	—	$—	547,488
February 1, 2018- February 28, 2018	9,126	(1)	$13.95	—	$—	547,488
March 1, 2018- March 31, 2018	—		$—	—	$—	547,488
Total	9,126		$13.95	—	$—	547,488

(1)

Includes 9,126 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (4) below.

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

101

The following financial information from Wayside Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 10, 2018, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Earnings, (3) Condensed Consolidated Statements of Stockholders’ Equity, (4) Condensed Consolidated Statements of Comprehensive Income, (5) Condensed Consolidated Statements of Cash Flows, and (6) the Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAYSIDE TECHNOLOGY GROUP, INC

5/10/2018	By:	/s/ Simon F. Nynens
Date		Simon F. Nynens, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

5/10/2018	By:	/s/ Michael Vesey
Date		Michael Vesey, Vice President and Chief Financial Officer (Principal Financial Officer)

5/10//2018	By:	/s/ Kevin T. Scull
Date		Kevin T. Scull, Vice President and Chief Accounting Officer ( Principal Accounting Officer)