Form 10-Q
period 2018-06-30
Wayside Technology Group, Inc.
filed 2018-08-09
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

There were 4,498,223 outstanding shares of common stock, par value $.01 per share, (“Common Stock”) as of August 9, 2018, not including 786,277 shares classified as treasury stock.

Wayside Technology Group, Inc. and Subsidiaries

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,409	$5,530
Accounts receivable, net of allowances of $2,005 and $2,102, respectively	71,780	76,937
Inventory, net	2,335	2,794
Vendor prepayments	4,843	6,837
Prepaid expenses and other current assets	572	553
Total current assets	89,939	92,651

Equipment and leasehold improvements, net	1,760	1,828
Accounts receivable-long-term, net	5,269	7,437
Other assets	301	231
Deferred income taxes	131	138
	$97,400	$102,285
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$57,765	$62,792
Total current liabilities	57,765	62,792

Deferred rent and tenant allowances	746	781

Total liabilities	58,511	63,573

Stockholders’ equity:
Common Stock, $.01 par value; 10,000,000 shares authorized; 5,284,500 shares issued: 4,479,787 and 4,454,829 shares outstanding, respectively	53	53
Additional paid-in capital	32,354	31,257
Treasury stock, at cost, 804,713 and 829,671 shares, respectively	(13,745)	(14,207)
Retained earnings	21,467	22,522
Accumulated other comprehensive loss	(1,240)	(913)
Total stockholders’ equity	38,889	38,712
	$97,400	$102,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

(Amounts in thousands, except per share data)

	Six months ended		Three months ended
	June 30,		June 30,

	2018	2017	2018	2017

Net sales	$84,466	$77,112	$43,914	$39,021

Cost of sales	71,073	63,781	37,416	32,449

Gross profit	13,393	13,331	6,498	6,572

Selling, general, and administrative expenses	10,346	9,810	5,298	4,842

Separation expenses	2,446	—	2,446	—

Income (loss) from operations	601	3,521	(1,246)	1,730

Other income (expense):

Interest, net	449	321	210	173

Foreign currency transaction loss	(2)	(50)	(3)	(50)

Income (loss) before provision for income taxes	1,048	3,792	(1,039)	1,853

Provision for income taxes	568	1,200	78	578

Net income (loss)	$480	$2,592	$(1,117)	$1,275

Income (loss) per common share-Basic	$0.10	$0.57	$(0.25)	$0.28

Income (loss) per common share-Diluted	$0.10	$0.57	$(0.25)	$0.28

Weighted average common shares outstanding — Basic	4,323	4,314	4,344	4,285

Weighted average common shares outstanding — Diluted	4,323	4,314	4,344	4,285

Dividends paid per common share	$0.34	$0.34	$0.17	$0.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (loss)

(Unaudited)

(Amounts in thousands)

	Six months ended		Three months ended
	June 30,		June 30,
	2018	2017	2018	2017

Net income (loss)	$480	$2,592	$(1,117)	$1,275

Other comprehensive (loss) income:
Foreign currency translation adjustment	(327)	386	(147)	254
Other comprehensive (loss) income	(327)	386	(147)	254

Comprehensive income (loss)	$153	$2,978	$(1,264)	$1,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	(loss)	Total
Balance at January 1, 2018	5,284,500	$53	$31,257	829,671	$(14,207)	$22,522	$(913)	$38,712
Net income	—	—	—	—	—	480	—	480
Translation adjustment	—	—	—	—	—	—	(327)	(327)
Dividends paid	—	—	—	—	—	(1,535)	—	(1,535)
Share-based compensation expense	—	—	2,387	—	—	—	—	2,387
Restricted stock grants (net of forfeitures) and adjustments	—	—	(1,290)	(95,500)	1,455	—	—	165
Treasury shares repurchased	—	—	—	70,542	(993)	—	—	(993)
Balance at June 30, 2018	5,284,500	$53	$32,354	804,713	$(13,745)	$21,467	$(1,240)	$38,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six months ended
	June 30,
	2018	2017
Cash flows from operating activities
Net income	$480	$2,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	236	233
(Benefit) for doubtful accounts receivable	—	(54)
Deferred income tax expense (benefit)	7	(28)
Share-based compensation expense	2,387	703
Loss on disposal of fixed assets	10	-
Changes in operating assets and liabilities:
Accounts receivable	7,075	19,769
Inventory	453	(20)
Prepaid expenses and other current assets	(25)	(259)
Vendor prepayments	1,994	—
Accounts payable and accrued expenses	(4,723)	(22,660)
Other assets and liabilities	(110)	(104)
Net cash provided by operating activities	7,784	172

Cash flows used in investing activities
Purchase of equipment and leasehold improvements	(189)	(285)
Net cash used in investing activities	(189)	(285)

Cash flows used in financing activities
Purchase of treasury stock	(993)	(2,376)
Borrowings under revolving credit facility	2,000	—
Repayments of borrowings under revolving credit facility	(2,000)	—
Dividends paid	(1,535)	(1,539)
Net cash used in financing activities	(2,528)	(3,915)

Effect of foreign exchange rate on cash	(188)	233

Net increase (decrease) in cash and cash equivalents	4,879	(3,795)
Cash and cash equivalents at beginning of period	5,530	13,524
Cash and cash equivalents at end of period	$10,409	$9,729

Supplementary disclosure of cash flow information:
Income taxes paid	$1,368	$1,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2018

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

Effective January 1, 2018 we adopted the requirements of Accounting Standards Update, or ASU, No. 2014-09 Revenue from Contracts with customers, or Accounting Standard Codification (“ASC”) 606 using the full retrospective method, as discussed in detail in Note 5. All amounts and disclosures set forth in this Quarterly Report on Form 10-Q have been updated to comply with ASC 606 as discussed in Note 5.

Reclassifications

Certain reclassifications and immaterial revisions have been made to the prior period financial statements to conform to the current-year presentation.

Earnings per share two class method

Earnings per share for the six and three months ended June 30, 2017 were recalculated and restated using the two class method and presented on a comparable basis with the same periods in 2018. In 2017 the Company determined it should be reporting earnings per share using the two-class method in accordance with ASC 260-10-45-60, which treats unvested restricted shares granted under our 2012 Stock-Based Compensation Plan that are entitled to receive non-forfeitable dividends as participating securities. While the Company has determined the impact of applying the two-class method does not have a material impact on previously issued financial statements, it is appropriate to recalculate and restate amounts presented on a comparative and consistent basis with current period results. The table below summarizes previously reported and restated amounts on a comparative basis. Footnote 9, Earnings Per Share provides more detail on the two-class method calculation.

	Six months ended	Three months ended
	June 30,	June 30,
	2017	2017
As Previously Reported:
Income per common share - Basic	$0.60	$0.30
Income per common share - Diluted	$0.60	$0.30

Weighted average common shares outstanding - Basic	4,314	4,285
Weighted average common shares outstanding - Diluted	4,337	4,315

As Restated:
Income per common share - Basic	$0.57	$0.28
Income per common share - Diluted	$0.57	$0.28

Weighted average common shares outstanding - Basic	4,314	4,285
Weighted average common shares outstanding - Diluted	4,314	4,285

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

In March 2018, the FASB issued ASU 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update), Income Taxes (Topic 740)”.  ASU 2018-05 provides guidance regarding the recording of tax impacts where uncertainty exists, in the period of adoption of the 2017 U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”), which allowed companies to reflect provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is incomplete but for which a reasonable estimate could be determined. During the six months ended June 30, 2018, the Company has not recognized any material changes to the provisional amounts recorded in our 2017 Annual Report on Form 10-K in connection with the 2017 Tax Act. The accounting for the tax effects of the 2017 Tax Act will be finalized in the second half of 2018 as we complete our federal and state tax returns and incorporate any additional guidance that may be issued by the U.S. tax authorities.

3.            Foreign Currency Translation:

Assets and liabilities of the Company’s foreign subsidiaries have been translated using the end of the reporting period exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period. Foreign currency transaction gains and losses are recorded as income or expenses as amounts are settled. The net sales from our foreign operations for the first six months of 2018 were $9.9 million as compared to $9.5 million in the first six months of 2017. The net sales from our foreign operations for the second quarter of 2018 were $4.5 million as compared to $4.7 million in the second quarter of 2017.

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

ASC 606 Adoption Impact to Previously Reported Results

The tables below present historical information adjusted as if the standard had been adopted on January 1, 2017 for all periods presented.

	Six months ended June 30, 2017			Three months ended June 30, 2017
	As	Impact	As	As	Impact	As
	Reported	of Adoption	Adjusted	Reported	of Adoption	Adjusted
Total
Net sales	$215,778	$(138,666)	$77,112	$102,982	$(63,961)	$39,021
Cost of sales	202,447	(138,666)	63,781	96,410	(63,961)	32,449
Gross profit	$13,331	$—	$13,331	$6,572	$—	$6,572

	Six months ended June 30, 2017			Three months ended June 30, 2017
	As	Impact	As	As	Impact	As
	Reported	of Adoption	Adjusted	Reported	of Adoption	Adjusted
Lifeboat Distribution Segment:
Net sales	$200,157	$(130,982)	$69,175	$95,674	$(60,333)	$35,341
Cost of sales	188,702	(130,982)	57,720	90,062	(60,333)	29,729
Gross profit	$11,455	$—	$11,455	$5,612	$—	$5,612

TechXtend Segment:
Net sales	$15,621	$(7,684)	$7,937	$7,308	$(3,628)	$3,680
Cost of sales	13,745	(7,684)	6,061	6,348	(3,628)	2,720
Gross profit	$1,876	$—	$1,876	$960	$—	$960

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

Disaggregation of Revenue

We generate revenue from the re-sale of third party software licenses, subscriptions, hardware, and related service contracts. Finance fees related to sales are classified as interest income. The following table depicts the disaggregation of revenue according to revenue type and is consistent with how we evaluate our financial performance:

Net sales	(unaudited) Six months ended		(unaudited) Three months ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Hardware and software product	$75,973	$68,862	$40,111	$34,931
Software - security & highly interdependent with support	3,596	3,014	1,493	1,464
Maintenance, support & other services	4,897	5,236	2,310	2,626
Net sales	$84,466	$77,112	$43,914	$39,021

Hardware and software product - Hardware product consists of sales of hardware manufactured by third parties. Hardware product is delivered from our warehouse or drop shipped directly from the vendor. Revenue from our hardware products is recognized on a gross basis, with the selling price to the customer as net sales, and the cost of the related product as cost of sales, upon transfer of control to the customer, as the Company is acting a principal in the transaction. Control is generally deemed to have passed to the customer upon transfer of title and risk of ownership.

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

Contract balances -Accounts receivable is recorded at the invoiced amount, net of an allowance for doubtful accounts and returns. A receivable is recognized in the period we deliver goods or provide services or when our right to consideration is unconditional. Payment terms on invoiced amounts are typically 30-75 days. The balance of accounts receivable, net of allowance for doubtful accounts and returns, as of December 31, 2017 and June 30, 2018 is presented in the accompanying condensed consolidated balance sheets. Accounts receivable-long-term result from product sales with extended payment terms that are discounted to their present values at the Company’s estimates of prevailing market rates at the time of the sale. The Company has determined that these amounts do not represent variable consideration as the amount earned is fixed. In subsequent periods, the accounts receivable is increased to the amounts due and payable by the customers through the accretion of interest income on the unpaid accounts receivable due in future years. The amounts due under these long-term accounts receivable due within one year are reclassified to the current portion of accounts receivable and are shown net of reserves. As our revenues are generally recognized at a point in time in the same period as they are billed, we have no deferred revenue balances. Provisions for doubtful accounts including long-term accounts receivable and returns are estimated based on historical write offs, sales returns and credit memo analysis which are adjusted to actual on a periodic basis.

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

6.            Fair Value:

The carrying amounts of financial instruments, including cash and cash equivalents, short-term accounts receivable and accounts payable approximated fair value at June  30, 2018 and December 31, 2017 because of the relative short maturity of these instruments. The Company’s accounts receivable long-term is discounted to their present value at estimated prevailing market rates at the date of sale which approximates current rates.

7.           Balance Sheet Detail:

Equipment and leasehold improvements consist of the following:

	June 30,
	(Unaudited)	December 31,
	2018	2017
Equipment	$2,108	$1,988
Leasehold improvements	1,334	1,335
	3,442	3,323
Less accumulated depreciation and amortization	(1,682)	(1,495)
	$1,760	$1,828

For the six months ended June 30, 2018 and 2017, the Company recorded depreciation and amortization expense of $0.2 million and $0.2 million respectively, which is included in general and administrative expense.

Accounts receivable – long term, net consist of the following:

	June 30,
	(Unaudited)	December 31,
	2018	2017
Total amount due from customer	$17,549	$20,886
Less discount	(766)	(912)
Less current portion included in accounts receivable, current	(11,514)	(12,537)
	$5,269	$7,437

Accounts payable and accrued expenses consist of the following:

	June 30,
	(Unaudited)	December 31,
	2018	2017
Trade accounts payable	$55,119	$58,910
Accrued expenses	2,646	3,882
	$57,765	$62,792

8.            Credit Facility:

On November 15, 2017, the Company entered into a $20,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Second Amended and Restated Revolving Credit Loan Agreement (the “Loan Agreement”), Second Amended and Restated Revolving Credit Loan Note (the “Note”), Second Amended and Restated Security Agreement (the “Security Agreement”) and Second Amended and Restated Pledge and Security Agreement (the “Pledge Agreement”). The Credit Facility, which will be used for working capital and general corporate purposes, matures on August 31, 2020, at which time the Company must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any, fees, costs and expenses. In addition, the Company will pay regular monthly payments of all accrued and unpaid interest. The interest rate for any borrowings under the Credit Facility is subject to change from time to time based on the changes in the LIBOR Rate, as defined in the Loan Agreement (the “Index”). The Index was 2.09% at June  30, 2018. Interest on the unpaid principal balance of the Note will be calculated using a rate of 1.50 percentage points over the Index. If the Index becomes unavailable during the term of the Credit Facility, interest will be based upon the Prime Rate (as defined in the Loan Agreement) after notifying the Company. The Credit Facility is secured by the assets of the Company.

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

At June  30, 2018 and December 31, 2017, the Company had no borrowings outstanding under the Credit Facility.

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	(Unaudited )		(Unaudited )
	Six months ended		Three months ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$480	$2,592	$(1,117)	$1,275

Less distributed and undistributed income allocated to participating securities	29	122	(28)	60

Net Income (loss) Attributable to Common Shareholders	451	2,470	(1,089)	1,215

Denominator:
Weighted average common shares (Basic)	4,323	4,314	4,344	4,285

Weighted average common shares including assumed conversions (Diluted)	4,323	4,314	4,344	4,285

Basic net income (loss) per share - See Note 1	$0.10	$0.57	$(0.25)	$0.28
Diluted net income (loss) per share-See Note 1	$0.10	$0.57	$(0.25)	$0.28

10.        Major Customers and Vendors:

The Company had two major vendors that accounted for 26.5% and 14.6%, respectively, of total purchases during the six months ended June 30, 2018 and 20.8% and 14.6% of total purchases for the three months ended June 30, 2018. The Company had two major vendors that accounted for 26.6% and 14.1%, respectively, of total purchases during the six months ended June 30, 2017, and 22.0% and 14.9% of total purchases for the three months ended June 30, 2017. The Company had two major customers that accounted for 22.0% and 17.1%, respectively, of its net sales during the six months ended June 30, 2018, and 18.4%, and 16.1% of total net sales for the three months ended June 30, 2018. These same customers accounted for 32.3% and 8.4% respectively, of total net accounts receivable as of June 30, 2018. Two customers accounted for 28.6% and 15.1% of total net accounts receivable as of December 31, 2017. The Company had two major customers that accounted for 20.0% and 18.2%, respectively, of its total net sales during the six months ended June 30, 2017, and 21.0%, and 16.1% of total net sales for the three months ended June 30, 2017.

11.          Income Taxes:

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has recorded an accrual of $0.6 million, net of federal tax benefit, for potential liabilities for state income taxes in states which have enacted economic nexus statutes and the Company has not filed income tax returns. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that it has appropriate support for the income tax positions it takes and expects to take on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

The TCJA was enacted on December 22, 2017 and introduced significant changes to the U.S. income tax law. Effective in 2018, the TCJA reduces U.S. statutory tax rates from 34% to 21%. Accordingly, we remeasured our deferred taxes as of December 31, 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are settled or realized.

Due to the timing of the enactment and the complexity involved in applying the provisions of the TCJA we have made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of June 30, 2018. As we collect and prepare necessary data and interpret the TCJA and any additional guidance issued by the Internal

Revenue Service, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which adjustments are made. The accounting for the tax effects of the TCJA will be completed in 2018.

The effective tax rate for the six and three months ended June 30, 2018 was 54.2% and (7.6%), compared to 32.0% for the same periods last year. The company’s effective tax rate for the three and six months ended June 30, 2018 was impacted by limitations on the deductibility of executive compensation resulting from section 162(m) of the Internal Revenue Code, and adjustments to the accrual for state income taxes in states which have enacted economic nexus statutes. The Company recorded a $0.4 million tax benefit related to separation expenses during the three months ended June 30, 2018 which were accounted for as a discrete item, resulting in a 18% effective tax benefit rate on that item. The Company also recorded an adjustment to its accrual for potential liabilities for state income taxes in states which have enacted economic nexus statutes of $0.2 during the three months ended June 30, 2018. The effective tax rate for ordinary income was 24.1% for the three and six month ended June 30, 2018.

12.          Stockholders’ Equity and Stock Based Compensation:

The 2012 Stock-Based Compensation Plan (the “2012 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2012 Plan was 600,000 which was increased to 1,000,000 shares by shareholder approval at the Company’s 2018 Annual Meeting in June 2018. As of June 30, 2018, the number of shares of Common stock available for future award grants to employees, officers and directors under the 2012 Plan is 550,346.

During 2017, the Company granted a total of 87,076 shares of Restricted Stock to officers and employees. These shares of Restricted Stock vest between twelve and twenty equal quarterly installments. In 2017, a total of 22,694 shares of Restricted Stock were forfeited as a result of officers and employees terminating employment with the Company.

During 2018, the Company granted a total of 95,500 shares of Restricted Stock to officers, employees and directors. These shares of Restricted Stock vest between sixteen and twenty equal quarterly installments.

A summary of nonvested shares of Restricted Stock awards outstanding under the Company’s the 2012 Plan as of June 30, 2018, and changes during the six months then ended is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested shares at January 1, 2018	161,818	$17.26
Granted in 2018	95,500	15.60
Vested in 2018	(154,960)	16.89
Forfeited in 2018	—	—
Nonvested shares at June 30, 2018	102,358	$16.27

As of June 30, 2018, there is approximately $1.6 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.2 years.

For the six months ended June 30, 2018 and 2017, the Company recognized share-based compensation cost of $2.4 million and $0.7 million respectively. During the three and six months ended June 30, 2018, $1.7 million of stock compensation expense, related to accelerated vesting of shares upon the resignation of the Company’s former Chief Executive Officer, was included in separation expense. All other share-based compensation is included in selling, general and administrative expenses.

13.          Segment Information:

FASB ASC Topic 280, “Segment Reporting,” requires that public companies report profits and losses and certain other information on their “reportable operating segments” in their annual and interim financial statements. The internal organization used by the public company’s Chief Operating Decision Maker (CODM) to assess performance and allocate resources determines the basis for reportable operating segments. The Company’s CODM is the Interim Chief Executive Officer.

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

	(Unaudited) Six months ended June 30,		(Unaudited) Three months ended June 30,
	2018	2017	2018	2017
Revenue:
Lifeboat Distribution	$75,163	$69,175	$38,324	$35,341
TechXtend	9,303	7,937	5,590	3,680
	84,466	77,112	43,914	39,021
Gross Profit:
Lifeboat Distribution	11,461	11,455	5,277	5,612
TechXtend	1,932	1,876	1,221	960
	13,393	13,331	6,498	6,572
Direct Costs:
Lifeboat Distribution	4,222	4,276	2,187	2,171
TechXtend	895	889	495	417
	5,117	5,165	2,682	2,588
Segment Income Before Taxes: (1)
Lifeboat Distribution	7,239	7,179	3,090	3,441
TechXtend	1,037	987	726	543
Segment Income Before Taxes	8,276	8,166	3,816	3,984

General and administrative	5,229	4,645	2,616	2,254
Separation expense	2,446	—	2,446	—
Interest, net	449	321	210	173
Foreign currency translation	(2)	(50)	(3)	(50)
Income (loss) before taxes	$1,048	$3,792	$(1,039)	$1,853

(1) Excludes general corporate expenses including separation, interest, and foreign currency translation expenses.

	As of	As of
	June 30,	December 31,
	(Unaudited)
Selected Assets by Segment:	2018	2017

Lifeboat Distribution	$64,424	$72,806
TechXtend	19,802	21,200
Segment Select Assets	84,226	94,006
Corporate Assets	13,174	8,279
Total Assets	$97,400	$102,285

Disaggregation of revenue	Six Months Ended		Three months ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Lifeboat Distribution

Hardware and software product	$67,596	$61,878	$35,173	$31,767
Software - security & highly interdependent with support	3,249	2,699	1,163	1,196
Maintenance, support & other services	4,318	4,598	1,988	2,378
Net Sales	$75,163	$69,175	$38,324	$35,341

TechXtend

Hardware and software product	$8,377	$6,984	$4,938	$3,165
Software - security & highly interdependent with support	347	315	330	267
Maintenance, support & other services	579	638	322	248
Net Sales	$9,303	$7,937	$5,590	$3,680

14.          Separation charges:

On May 11, 2018, the Company entered into a Separation and Release Agreement (the “Separation Agreement”) with Simon Nynens upon his resignation from the Company. The Separation Agreement supersedes and replaces the Employment Agreement, dated January 12, 2006, between Mr. Nynens and the Company.

 Mr. Nynens is entitled to receive (a) a cash payment of $0.7 million, payable in 12 consecutive, equal monthly installments on the fifteenth day of each month, commencing June 15, 2018; provided that the monthly payments will be delayed until the earlier to occur of Mr. Nynens’ death or November 19, 2018 (the “Delay Period”), and upon the expiration of the Delay Period, all payments that were delayed will be paid in a lump sum, (b) a one-time, lump sum cash payment of $0.03 million (Mr. Nynens current monthly salary) payable within 30 days after the Separation Date so long as Mr. Nynens performs certain transition services to the extent reasonably requested by the Company; and (c) payment of accrued vacation equal to $0.04 million, (ii) all stock options and stock awards issued to Mr. Nynens, consisting solely of 109,084 shares of restricted common stock issued under the 2012 Stock-Based Compensation Plan, will fully vest and become immediately exercisable and remain exercisable through their original terms.

The Company recorded expenses of $2.4 million during the three months ended June 30, 2018 related to the Separation Agreement consisting of $1.7 million for accelerated vesting of restricted stock grants and $0.8 million in other cash payments to be made over during the next twelve months. The Compensation is subject to certain limitations on deductibility for income tax purposes under section 162(m) of the Internal Revenue code (see note 11).

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

Dividend Policy and Share Repurchase Program. Historically we have sought to return value to investors through the payment of quarterly dividends and share repurchases. Total dividends paid and shares repurchased were $0.8 and $0.9 million for the quarter ended June 30, 2018, respectively, and $0.8 million and $0.7 million for the quarter ended June 30, 2017, respectively. The payment of future dividends and share repurchases is at the discretion of our Board of Directors and dependent on results of operations, projected capital requirements and other factors the Board of Directors may find relevant.

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

Financial Overview

Net sales increased 13%, or $4.9 million, to $43.9 million for the quarter ended June 30, 2018, compared to $39.0 million for the same period in 2017. Gross profit was $6.5 million for the quarter ended June 30, 2018, compared to $6.6 million in the prior year. Selling, general and administrative (“SG&A”) expenses increased 9%, or $0.5 million, to $5.3 million for the quarter ended June 30, 2018, compared to the same period last year. Separation expenses were $2.4 million related to the resignation of our former Chairman and Chief Executive Officer. The Company incurred a net loss of $1.1 million for the quarter ended June 30, 2018 compared to net income of $1.3 million during the prior year. The net loss was primarily attributable to separation expenses related to the departure of the Company’s former Chairman and Chief Executive Officer.  Diluted loss per share for the quarter ended June 30, 2018 was $0.25, compared to diluted income per share of $0.28 for the same period in 2017.  Net income excluding the impact of the separation expenses, net of taxes, was $0.9 million (non-GAAP, see discussion of Non-GAAP financial measures below), compared to $1.3 million in the prior year.

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

Accounts Receivable – Long Term

The Company’s accounts receivable long-term are discounted to their present value at prevailing market rates at the time of sale based on prevailing rates. In doing so, the Company considers competitive market rates and other factors. At times the Company sells receivables to a financial institution on a non-recourse basis. The net proceeds from such sales are included in the operating section of the statement of cash flows as changes in accounts receivable.

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

In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update), Income Taxes (Topic 740). ASU 2018-05 provides guidance regarding the recording of tax impacts where uncertainty exists, in the period of adoption of the 2017 U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”), which allowed companies to reflect provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is incomplete but for which a reasonable estimate could be determined. During the six months ended June 30, 2018, the Company has not recognized any material changes to the provisional amounts recorded in our 2017 Annual Report on Form 10-K in connection with the 2017 Tax Act. The accounting for the tax effects of the 2017 Tax Act will be finalized in the second half of 2018 as we complete our federal and state tax returns and incorporate any additional guidance that may be issued by the U.S. tax authorities.

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Six months ended		Three months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100%
Cost of sales	84.1	82.7	85.2	83.2
Gross profit	15.9	17.3	14.8	16.8
Selling, general and administrative expenses	12.2	12.7	12.1	12.4
Separation expenses	2.9	-	5.6	—
Income (loss) from operations	0.8	4.6	(2.8)	4.4
Other income	0.5	0.4	0.5	0.3
Income (loss) before income taxes	1.3	4.9	(2.3)	4.7
Income tax provision	0.7	1.6	0.2	1.5
Net income (loss)	0.6%	3.3%	(2.5)%	3.3%

Non-GAAP Financial Measures

Our management monitors a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business. We believe that the most important of these measures and ratios include net sales, gross margin, adjusted gross billings, gross profit as a percentage of gross billings, net income as a percentage of net sales, net income as a percentage of gross billings, and net income excluding separation expenses, net of taxes. We use a variety of operating and other information to evaluate the operating performance of our business, develop financial forecasts, make strategic decisions, and prepare and approve annual budgets. These key indicators include financial information that is prepared in accordance with U.S. GAAP and presented in our consolidated financial statements as well as non-GAAP performance measurement tools.

	Six months ended		Three months ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Net sales	$84,466	$77,112	$43,914	$39,021
Adjusted gross billings (Non-GAAP)	$241,638	$215,778	$116,555	$102,982
Adjusted gross billings -Lifeboat Distribution (Non-GAAP)	$221,038	$200,157	$102,006	$95,674
Adjusted gross billings -TechXtend (Non-GAAP)	$20,600	$15,621	$14,548	$7,308
Gross profit	$13,393	$13,331	$6,498	$6,572
Net income excluding Separation expense (Non-GAAP)	$2,488	$2,592	$891	$1,275
Gross margin % - Net sales	15.9%	17.3%	14.8%	16.8%
Gross margin % -Adjusted gross billings (Non-GAAP)	5.5%	6.2%	5.6%	6.4%
Net income (loss) -% of Net sales	0.6%	3.4%	-2.5%	3.3%
Net income (loss)- % of Adjusted gross billings (Non-GAAP)	0.2%	1.2%	-1.0%	1.2%
Net income excluding Separation expense % -Net sales (Non-GAAP)	2.9%	3.4%	2.0%	3.3%

	Six months ended		Three months ended
Reconciliation of Net sales to Adjusted gross billings:	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Net sales	$84,466	$77,112	$43,914	$39,021
Costs of sales related to Software – security and highly interdependent with support and maintenance, support and other services	157,172	138,666	72,641	63,961
Adjusted gross billings (Non-GAAP)	$241,638	$215,778	$116,555	$102,982

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

	Six months ended		Three months ended
Reconciliation of Net income (loss) to Net income excluding	June 30,	June 30,	June 30,	June 30,
separation expenses, net of taxes	2018	2017	2018	2017

Net income (loss)	$480	$2,592	$(1,117)	$1,275
Separation expenses (Non-GAAP)	2,446	-	2,446	-
Income tax benefits related to separation expenses	(438)	-	(438)	-
Net income excluding separation expenses, net of taxes	$2,488	$2,592	$891	$1,275

We use Net income excluding separation payments as a supplemental measure of our performance to gain insight into comparison of our businesses profitability when compared to the prior year. Our use of Net income excluding separation expenses, net of tax has limitations, and you should not consider it in isolation or as substitutes for analysis of our financial results as reported under U.S. GAAP. In addition, other companies, including companies in our industry, might calculate separation expenses net of tax, or similarly titled measures differently, which may reduce their usefulness as comparative measures.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Net Sales

Net sales for the quarter ended June 30, 2018 increased 13%, or $4.9 million, to $43.9 million, compared to $39.0 million for the same period in 2017. Adjusted gross billings for the quarter ended June 30, 2018 increased 13%, or $13.6 million, to $116.6 million, compared to $103.0 million for the same period in 2017.

Lifeboat Distribution segment net sales for the quarter ended June 30, 2018 increased $3.0 million, or 8% to $38.3 million, compared to $35.3 million for the same period a year earlier. The increase was due primarily to growth in sales penetration for several of our more significant product lines, as well as the addition of several new product lines. The increases were partially offset by turnover in some vendor and customer accounts, including the termination of one of our vendor distribution agreements that accounted for less than 10% of net sales. While the tenure of our vendor relationships is generally for multiple years, the distribution agreements themselves are short term in nature and vendors consolidate or change their relationships for various reasons. We operate in a competitive market in which vendor distribution and sales agreements are subject to turnover due to competitive bidding processes and other factors. Adjusted gross billings for the Lifeboat Distribution segment increased $6.3 million or 7% to $102.0 million for the quarter ended June 30, 2018. Adjusted gross billings increased at a lower rate than net sales due to a decline in gross profit as a percentage of adjusted gross billings for certain products that are reported net of the related cost of sales.

TechXtend segment net sales increased $2.0 million or 52% to $5.6 million for the quarter ended June 30, 2018, compared to $3.7 million for the prior year. The increase was primarily due to several larger enterprise sales during the current period compared to the second quarter of 2017. Sales in our TechXtend segment may vary significantly from quarter to quarter based on the timing of IT spending decisions by our larger customers and internal capital allocation decisions regarding capital we allocate to the extended payment program. Adjusted gross billings for the TechXtend segment increased $7.3 million or 100% to $14.6 million for the quarter ended June 30, 2018.

During the quarter ended June 30, 2018, we relied on two key customers for a total of 34.5% of our net sales. One major customer accounted for 18.4% and the other for 16.1%, of our total net sales during the three months ended June 30, 2018. These same customers accounted for 32.3% and 8.4%, of total net accounts receivable as of June 30, 2018.

Gross Profit

Gross profit for the quarter ended June 30, 2018 decreased slightly to $6.5 million, compared to $6.6 million for the same period in 2017. Lifeboat Distribution segment gross profit decreased 6% or $0.3 million to $5.3 million for the quarter ended June 30, 2018 compared $5.6 million for the same period in 2017 due to lower vendor rebates and the impact of our lower gross margin as a percentage  of net sales (discussed below). Vendor rebates decreased due to the termination of one of our distribution agreements by a vendor that paid a rebate based on sales. TechXtend segment gross profit increased 27% to $1.2 million for the quarter ended June 30, 2018 compared to $1.0 million for the same period in the prior year due to the increased net sales from the large enterprise sales discussed above.

Gross profit margin (gross profit as a percentage of net sales) for the quarter ended June 30, 2018 was 14.8% compared to 16.8% in 2017. Lifeboat Distribution segment gross profit margin was 13.8% for the quarter ended June 30, 2018, compared to 15.9% in 2017. TechXtend segment gross profit margin for the quarter ended June 30, 2018 was 21.9%, compared to 26.1% in 2017. The decrease in gross profit margin was primarily caused by the change in the percentage mix of our products which are recorded net of the related cost of sales. During the three months ended June 30, 2018 approximately 8.7 percent of our net sales was attributable to security, maintenance and third-party service products which are recorded on a net basis, or an effective 100% gross profit margin, compared to 10.5% in 2017. This shift in product mix had the effect of reducing gross profit as a percent of net sales by 170 basis points. The remainder of the decline was caused by lower gross profit margin on Software and hardware products recorded on a gross basis, as growth in these products was primarily from high volume lines which are sold at lower gross profit margin than our average gross profit. We operate in a competitive environment where the trend has been and may continue to be for gross profit margins as a percentage of adjusted gross billings to decline.

Selling, General and Administrative Expenses

SG&A expenses for the quarter ended June 30, 2018 increased $0.5 million, or 9%, to approximately $5.3 million when compared to the same period in 2017. The increase is primarily due to$ 0.2 million in increased accounting, legal and public company costs. SG&A expenses were 12.1% of net sales for the quarter ended June 30, 2018, compared to 12.4% for the same period in 2017.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We plan to continue to expand our investment in information technology and marketing, while monitoring SG&A expenses closely.

Separation Expense

Separation expense for the quarter ended June 30, 2018 was $2.4 million compared to no expense in the same period in 2017. The increase is due to $2.4 million in separation expenses related to the resignation of our former Chairman and Chief Executive Officer on May 11, 2018, consisting of a $1.7 million charge for accelerated vesting of restricted stock and $0.8 million in accrued payments to be made over the next twelve months.

Income Taxes

For the three months ended June 30, 2018, the Company recorded a provision for income taxes of $0.1 million, compared to $0.6 million for the same period in 2017.  The company’s effective tax rate for the three months ended June 30, 2018 was impacted by limitations on the deductibility of executive compensation resulting from section 162(m) of the Internal Revenue Code, and adjustments to the accrual for state income taxes in states which have enacted economic nexus statutes. The Company recorded a $0.4 million tax benefit related to separation expenses during the three months ended June 30, 2018 which were accounted for as a discrete item, resulting in a 18% effective tax benefit rate on that expense. We also adjusted our provision for state income taxes in states with economic nexus statutes by $0.2. The effective tax rate for ordinary income was 24.1% for the three months ending June 30, 2018, compared to 32.0% during the same period in the prior year.

Due to the timing of the enactment and the complexity involved in applying the provisions of the TCJA we have made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of June 30, 2018. As we collect and prepare necessary data and interpret the TCJA and any additional guidance issued by the Internal Revenue Service, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which adjustments are made. The accounting for the tax effects of the TCJA will be completed in 2018.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Net Sales

Net sales for the six months ended June 30, 2018 increased 10%, or $7.4 million, to $84.5 million, compared to $77.1 million for the same period in 2017. Adjusted gross billings for the six months ended June 30, 2018 increased 12%, or $25.9 million, to $241.7 million, compared to $215.8 million for the same period in 2017. Adjusted gross billings increased at a higher rate than net sales primarily due to a higher percentage of sales being comprised of maintenance and Software-security and highly interdependent with support which are recorded on a net basis.

Lifeboat Distribution segment net sales for the six months ended June 30, 2018 increased $6.0 million, or 9% to $75.2 million, compared to $69.2 million for the same period a year earlier. The increase was due primarily to growth in sales penetration for several of our more significant product lines, as well as the addition of several new product lines. The increases were partially offset by turnover in some vendor and customer accounts. We operate in a competitive market in which vendor distribution and sales agreements are subject to change due competitive bidding processes and other factors. Adjusted gross billings for the Lifeboat Distribution segment increased $20.9 million or 10% to $221.0 million for the six months ended June 30, 2018.

TechXtend segment net sales increased $1.4 million or 17% to $9.3 million for the six months ended June 30, 2018, compared to $7.9 million for the prior year. The increase was primarily due to several high dollar enterprise sale transactions during the period ended June 30, 2018. Sales in our TechXtend segment may vary significantly from period to period based on the timing of IT spending decisions by our larger customers and internal capital allocation decisions regarding funds allocated to our extended payment program. Adjusted gross billings for the TechXtend segment increased $5.0 million or 32% to $20.6 million for the six months ended June 30, 2018. Adjusted gross billings increased at a higher rate than net sales because of a higher percentage of our sales being derived from maintenance, service and subscriptions which are recorded on a net basis.

During the six months ended June 30, 2018, we relied on two key customers for a total of 43.2% of our gross billings. One major customer accounted for 22.0% and the other for 17.1%, of our total net sales during the six months ended June 30, 2018. These same customers accounted for 32.3% and 8.4%, of total net accounts receivable as of June 30, 2018.

Gross Profit

Gross profit for the six months ended June 30, 2018 increased 1% or $0.1 million, to $13.4 million, compared to $13.3 million for the same period in 2017. Lifeboat Distribution segment gross profit was unchanged at $11.5 million for the six months ended June 30, 2018 compared to the same period in 2017 as the impact of decreased gross profit margins offset increases in net sales. TechXtend segment gross profit increased 3% or $0.1 million to $1.9 million for the six months ended June 30, 2018 when compared to the same period in the prior year, due to the higher sales discussed above.

Gross profit margin (gross profit as a percentage of net sales) for the six months ended June 30, 2018 was 15.9% compared to 17.3% in 2017. Lifeboat Distribution segment gross profit margin was 15.2% for the six months ended June 30, 2018, compared to 16.6% in 2017. The decrease in gross profit margin for the Lifeboat Distribution segment was caused primarily by decreased gross profit margin for hardware and software products, resulting from growth in some of our higher volume product lines, which carry a lower than average gross profit margin, and due to competitive pricing pressure. We operate in a competitive environment where the trend has been and may continue to be for gross profit margins as a percentage of adjusted gross billings to decline. However, the recent trend has been for an increasing portion of our revenues to be derived from the sale of security, maintenance and service agreements that are recorded net of related costs of sales, achieving a 100% gross profit margin, thereby offsetting in part the impact of the declining gross profit margins on software and hardware products. TechXtend segment gross profit margin for the six months ended June 30, 2018 was 20.8%, compared to 23.6% in 2017. The decrease in gross profit margin was due to a shift in product mix and competitive pricing dynamics.

Selling, General and Administrative Expenses

SG&A expenses for the six months ended June 30, 2018 increased $0.5 million, or 6%, to approximately $10.3 million when compared to the same period in 2017. The increase is primarily due to $0,4 million in increased accounting, legal and other public company costs. SG&A expenses were 12.2% of net sales for the six months ended June 30, 2018, compared to 12.7% for the same period in 2017.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We plan to continue to expand our investment in information technology and marketing, while monitoring SG&A expenses closely.

Separation Expense

Separation expense for the six months ended June 30, 2018 was $2.4 million compared to no expense in the same period in 2017. The increase is due to $2.4 million in separation expenses related to the resignation of our former Chairman and Chief Executive Officer on May 11, 2018, consisting of a $1.7 million charge for accelerated vesting of restricted stock and $0.8 million in accrued payments to be made over the next twelve months.

Income Taxes

For the six months ended June 30, 2018, the we recorded a provision for income taxes of $0.6 million or 55.0% of income, compared to $1.2 million or 32.0% of income for the same period in 2017. The company’s effective tax rate for the six months ended June 30, 2018 was impacted by limitations on the deductibility of executive compensation resulting from section 162(m) of the Internal Revenue Code, and adjustments to the accrual for state income taxes in states which have enacted economic nexus statutes. We recorded a $0.4 million tax benefit related to separation expenses during the six months ended June 30, 2018 which were accounted for as a discrete item, resulting in a 18% effective tax benefit rate on those expenses. We also recorded an adjustment to our accrual for state income taxes in states with economic nexus statutes of $0.2 million. The effective tax rate for ordinary income was 24.1% for the six months ending June 30, 2018.

Due to the timing of the enactment and the complexity involved in applying the provisions of the TCJA we have made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of June 30, 2018. As we collect and prepare necessary data and interpret the TCJA and any additional guidance issued by the Internal Revenue Service, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which adjustments are made. The accounting for the tax effects of the TCJA will be completed in 2018.

Liquidity and Capital Resources

Our cash and cash equivalents increased by $4.9 million to $10.4 million at June 30, 2018 from $5.5 million at December 31, 2017. The increase in cash was primarily the result of $7.8 million in cash provided by operating activities offset by $2.5 million of cash used for stock repurchases and dividends.

Net cash provided by operating activities for the six months ended June 30, 2018 was $7.8 million, comprised of net income adjusted for non-cash items of $3.2 million, and changes in operating assets and liabilities of $4.6 million.

The increase in cash from changes in operating assets and liabilities for the three months ended June 30, 2018 was primarily due to a decrease in net working capital (accounts receivable, inventory, and vendor prepayments less accounts payable) resulting from the utilization of vendor prepayments made in the prior year and reduced long term accounts receivable.

In the six months ended June 30, 2018, net cash used in investing activities was $0.2 million, compared to $0.3 million in the prior year.

Net cash used in financing activities for the six months ended June 30, 2018 of $2.5 million was comprised of $1.5 million of dividend payments on our Common Stock, and $1.0 million for the stock repurchases.

On November 15, 2017, the Company entered into a $20,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Second Amended and Restated Revolving Credit Loan Agreement (the “Loan Agreement”), Second Amended and Restated Revolving Credit Loan Note (the “Note”), Second Amended and Restated Security Agreement (the “Security Agreement”) and Second Amended and Restated Pledge and Security Agreement (the “Pledge Agreement”). The Credit Facility, which will be used for working capital and general corporate purposes, matures on August 31, 2020, at which time the Company must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any interest, fees, costs and expenses, if any. As of June 30, 2018, no borrowings were outstanding under the Credit Facility.

We anticipate that our working capital needs will increase as we invest in the growth of our business. We believe that the funds held in cash and cash equivalents and our unused borrowings under our credit facility will be sufficient to fund our working capital and cash requirements for at least the next 12 months.

Contractual Obligations as of June 30, 2018 are summarized as follows:

Payment due by Period	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating Leases obligations (1)	$4,018	$513	$1,281	$887	$1,337
Total Contractual Obligations	$4,018	$513	$1,281	$887	$1,337

(1)

Operating leases relate primarily to the leases of the space used for our operations in Eatontown, New Jersey, Mesa Arizona, Mississauga, Canada and Amsterdam, Netherlands. The commitments for operating leases include the minimum rent payments.

As of June 30, 2018, the Company had no borrowings outstanding under our lines of credit and no commitments relating to standby letters of credit, and has no standby repurchase obligations or other commercial commitments (see Note 8 in the Notes to our Consolidated Financial Statements).

Foreign Exchange

The Company’s foreign subsidiaries are subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. We are subject to fluctuations primarily in the Canadian Dollar and the Euro Dollar to-U.S. Dollar exchange rate.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In addition to its activities in the United States, 11.7% of the Company sales during the six months ended June 30, 2018 were generated by its subsidiaries in Canada and Europe. We are subject to general risks attendant to the conduct of business in Canada and Europe, including economic uncertainties and foreign government regulations. In addition, the Company’s international business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Foreign Exchange.”

The Company’s cash balance is invested in short-term savings accounts with our primary banks, Citibank, and JPMorgan Chase Bank. As such, we believe that the risk of significant changes in the value of our cash invested is minimal.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures”, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of various members of our management, including our Company’s Interim  President and Chief Executive Officer (principal executive officer), Vice President and Chief Financial Officer (principal financial officer), and Vice President and Chief Accounting Officer (principal accounting officer). Based upon that evaluation, we have identified a material weakness in our controls over financial reporting that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Interim Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on the material weaknesses described below, the Company’s Interim Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The weaknesses we identified relate to several deficiencies in the design and operating effectiveness of controls over financial reporting that we reported in our annual report on form 10-K for the year ended December 31, 2017, that in the aggregate constitute a material weakness in our internal controls over financial reporting. Management performed additional procedures to determine the impact of these issues and determined that any errors resulting from the deficiencies above were immaterial individually and in the aggregate, to the Company’s current and previously issued financial statements.

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

•

Retain and evaluate the qualifications and performance of experts who are engaged to assist in the evaluation and adoption of accounting and tax matters where appropriate. During the six months ended June 30, 2018 the Company retained an accounting firm to assist with state income tax compliance requirements.

•

Ensure controls are properly designed and documented to address risks and train key process owners and other relevant personnel to perform timely reconciliations with appropriate documentation and review procedures. The Company has retained outside advisors to assist in the documentation of controls and account reconciliation processes.

Changes in Internal Control Over Financial Reporting

In January 2018, we implemented certain internal controls over financial reporting in connection with our adoption of ASC Topic 606, Revenue from Contracts with Customers. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June  30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the repurchase of Common Stock by the Company and its affiliated purchasers during the second quarter of 2018.

ISSUER PURCHASE OF EQUITY SECURITIES

						Maximum
						Number of
				Total Number		Shares That
				of Shares		May Yet Be
				Purchased as		Purchased
	Total		Average	Part of Publicly	Average	Under the
	Number		Price Paid	Announced	Price Paid	Plans or
	of Shares		Per Share	Plans or	Per Share	Programs
Period	Purchased		(2)	Programs	(3)	(4)(5)

April 1, 2018- April 30, 2018	—		$—	—	$—	547,488
May 1, 2018- May 31, 2018	61,416	(1)	$14.09	—	$—	547,488
June 1, 2018- June 30, 2018	—		$—	—	$—	547,488
Total	61,416		$14.09	—	$—	547,488

(1)

Includes 61,416 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (4) below.

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

31.1

Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Steve DeWindt Interim President and Chief Executive Officer (principal executive officer) of the Company.

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

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Steve DeWindt, Interim President and Chief Executive Officer (principal executive officer) of the Company.

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

101

The following financial information from Wayside Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June  30, 2018, filed with the SEC on August 9, 2018, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Earnings, (3) Condensed Consolidated Statements of Stockholders’ Equity, (4) Condensed Consolidated Statements of Comprehensive Income, (5) Condensed Consolidated Statements of Cash Flows, and (6) the Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAYSIDE TECHNOLOGY GROUP, INC

8/9/2018	By:	/s/ Steve DeWindt
Date		Steve DeWindt, Interim President and Chief Executive Officer (Principal Executive Officer)

8/9/2018	By:	/s/ Michael Vesey
Date		Michael Vesey, Vice President and Chief Financial Officer (Principal Financial Officer)

8/9/2018	By:	/s/ Kevin T. Scull
Date		Kevin T. Scull, Vice President and Chief Accounting Officer (Principal Accounting Officer)