Form 10-Q
period 2018-09-30
Wayside Technology Group, Inc.
filed 2018-11-07
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

(732) 389-8950

Registrant’s Telephone Number

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 4,496,494 outstanding shares of common stock, par value $.01 per share (“Common Stock”) as of November 6, 2018, not including 788,006 shares classified as treasury stock.

Wayside Technology Group, Inc. and Subsidiaries

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$6,464	$5,530
Accounts receivable, net of allowances of $2,449 and $2,102, respectively	83,762	76,937
Inventory, net	1,760	2,794
Vendor prepayments	3,970	6,837
Prepaid expenses and other current assets	525	553
Total current assets	96,481	92,651

Equipment and leasehold improvements, net	1,682	1,828
Accounts receivable-long-term, net	4,535	7,437
Other assets	281	231
Deferred income taxes	131	138
	$103,110	$102,285
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$62,675	$62,792
Total current liabilities	62,675	62,792

Deferred rent and tenant allowances	729	781

Total liabilities	63,404	63,573

Stockholders’ equity:
Common Stock, $.01 par value; 10,000,000 shares authorized; 5,284,500 shares issued: 4,498,223 and 4,454,829 shares outstanding, respectively	53	53
Additional paid-in capital	32,241	31,257
Treasury stock, at cost, 786,277 and 829,671 shares, respectively	(13,426)	(14,207)
Retained earnings	22,020	22,522
Accumulated other comprehensive loss	(1,182)	(913)
Total stockholders’ equity	39,706	38,712
	$103,110	$102,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(Amounts in thousands, except per share data)

	Nine months ended		Three months ended
	September 30,		September 30,

	2018	2017	2018	2017

Net sales	$132,389	$116,130	$47,923	$39,018

Cost of sales	112,693	96,555	41,620	32,775

Gross profit	19,696	19,575	6,303	6,243

Selling, general, and administrative expenses	15,248	14,261	4,903	4,451

Separation expenses	2,446	—	—	—

Income from operations	2,002	5,314	1,400	1,792

Other income (expense):

Interest, net	744	466	296	145

Foreign currency transaction gains	40	22	42	73

Income before provision for income taxes	2,786	5,802	1,738	2,010

Provision for income taxes	987	1,867	420	669

Net income	$1,799	$3,935	$1,318	$1,341

Income per common share-Basic	$0.40	$0.87	$0.29	$0.30

Income per common share-Diluted	$0.40	$0.87	$0.29	$0.30

Weighted average common shares outstanding — Basic	4,344	4,303	4,386	4,283

Weighted average common shares outstanding — Diluted	4,344	4,303	4,386	4,283

Dividends paid per common share	$0.51	$0.51	$0.17	$0.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income  (Loss)

(Unaudited)

(Amounts in thousands)

	Nine months ended		Three months ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income	$1,799	$3,935	$1,318	$1,341

Other comprehensive (loss) income:
Foreign currency translation adjustments	(269)	661	58	274
Other comprehensive (loss) income	(269)	661	58	274

Comprehensive income	$1,530	$4,596	$1,376	$1,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	(loss)	Total
Balance at January 1, 2018	5,284,500	$53	$31,257	829,671	$(14,207)	$22,522	$(913)	$38,712
Net income	—	—	—	—	—	1,799	—	1,799
Translation adjustment	—	—	—	—	—	—	(269)	(269)
Dividends paid	—	—	—	—	—	(2,301)	—	(2,301)
Share-based compensation expense	—	—	2,618	—	—	—	—	2,618
Restricted stock grants (net of forfeitures) and adjustments	—	—	(1,634)	(115,824)	1,799	—	—	165
Treasury shares repurchased	—	—	—	72,430	(1,018)	—	—	(1,018)
Balance at September 30, 2018	5,284,500	$53	$32,241	786,277	$(13,426)	$22,020	$(1,182)	$39,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine months ended
	September 30,
	2018	2017
Cash flows from operating activities
Net income	$1,799	$3,935
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	358	359
(Benefit) for doubtful accounts receivable	—	(95)
Deferred income tax expense	7	181
Share-based compensation expense	2,618	1,026
Loss on disposal of fixed assets	22	—
Changes in operating assets and liabilities:
Accounts receivable	(4,147)	21,101
Inventory	1,029	(69)
Prepaid expenses and other current assets	24	169
Vendor prepayments	2,867	(7,471)
Accounts payable and accrued expenses	163	(25,405)
Other assets and liabilities	(109)	(96)
Net cash provided by (used in) operating activities	4,631	(6,365)

Cash flows used in investing activities
Purchase of equipment and leasehold improvements	(243)	(339)
Net cash used in investing activities	(243)	(339)

Cash flows used in financing activities
Purchase of treasury stock	(1,018)	(2,841)
Borrowings under revolving credit facility	10,000	2,000
Repayments of borrowings under revolving credit facility	(10,000)	—
Dividends paid	(2,301)	(2,298)
Net cash used in financing activities	(3,319)	(3,139)

Effect of foreign exchange rate on cash	(135)	384

Net increase (decrease) in cash and cash equivalents	934	(9,459)
Cash and cash equivalents at beginning of period	5,530	13,524
Cash and cash equivalents at end of period	$6,464	$4,065

Supplementary disclosure of cash flow information:
Income taxes paid	$1,779	$1,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

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

2.           Recently issued accounting standards:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. In March, April, May and December 2016, the FASB issued additional updates to the new accounting standard which provide supplemental adoption guidance and clarifications. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue arising from contracts with customers. The Company adopted the new standard on January 1, 2018, using the full retrospective method which required us to restate our historical financial information to reflect the adoption as of the earliest reporting period presented. The most significant impact of adopting the standard relates to the determination of whether the Company is acting as a principal or an agent in the sale of third party security software and software that is highly interdependent with support, as well as maintenance, support or other services. See Footnote 5 (Revenue Recognition).

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 supersedes the lease guidance under FASB ASC Topic 840, Leases, resulting in the creation of FASB ASC Topic 842, Leases. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. Leases will be classified as either finance or operating leases with classification affecting the pattern of expense recognition in the statement of earnings. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the potential impact of adopting ASU 2016-02 on its consolidated financial statements. It is expected that assets and liabilities will increase as a result of the adoption of this standard.

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

In March 2018, the FASB issued ASU 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update), Income Taxes (Topic 740)”.  ASU 2018-05 provides guidance regarding the recording of tax impacts where uncertainty exists, in the period of adoption of the 2017 U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”), which allowed companies to reflect provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is incomplete but for which a reasonable estimate could be determined.  The Company completed its Federal and State income tax filings for 2017 with no material change to amounts previously reported.

In June 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-07, “Compensation — Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting,” which aligns the measurement and classification guidance for share-based payments to nonemployees with that for employees, with certain exceptions. It expands the scope of ASC 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in the entity’s own operations and supersedes the guidance in ASC 505-50. The ASU retains the existing cost attribution guidance, which requires entities to recognize compensation cost for nonemployee awards in the same period and in the same manner (i.e., capitalize or expense) they would if they paid cash for the goods or services, but it moves the guidance to ASC 718. The guidance also allows nonpublic entities to account for nonemployee awards using certain practical expedients that are already available for employee awards, but the same accounting policies must be used for awards to both employees and nonemployees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

In July 2018, the FASB issued ASU 2018-09 – Codification Improvements, which facilitates amendments to a variety of topics to clarify, correct errors in, or make minor improvements to the accounting standards codification. The effective date of the standard is dependent on the facts and circumstances of each amendment. Some amendments do not require transition guidance and will be effective upon the issuance of this standard. A majority of the amendments in ASU 2018-09 will be effective in annual periods beginning after December 15, 2018. We will be required to adopt this standard in the first quarter of fiscal 2019. This standard is not expected to have a material impact on our consolidated financial statements and related disclosures.

3.            Foreign Currency Translation:

Assets and liabilities of the Company’s foreign subsidiaries have been translated using the end of the reporting period exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period. Foreign currency transaction gains and losses are recorded as income or expenses as amounts are settled. The net sales from our foreign operations for the first nine months of 2018 were $13.9 million as compared to $14.1 million in the first nine months of 2017. The net sales from our foreign operations for the third quarter of 2018 were $4.0 million as compared to $4.6 million in the third quarter of 2017.

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

ASC 606 Adoption Impact to Previously Reported Results

The tables below present historical information adjusted as if the standard had been adopted on January 1, 2017 for all periods presented.

	Nine months ended September 30, 2017			Three months ended September 30, 2017
	As	Impact	As	As	Impact	As
	Reported	of Adoption	Adjusted	Reported	of Adoption	Adjusted
Total
Net sales	$322,423	$(206,293)	$116,130	$106,646	$(67,628)	$39,018
Cost of sales	302,848	(206,293)	96,555	100,403	(67,628)	32,775
Gross profit	$19,575	$—	$19,575	$6,243	$—	$6,243

	Nine months ended September 30, 2017			Three months ended September 30, 2017
	As	Impact	As	As	Impact	As
	Reported	of Adoption	Adjusted	Reported	of Adoption	Adjusted
Lifeboat Distribution Segment:
Net sales	$300,344	$(196,459)	$103,885	$100,188	$(65,479)	$34,709
Cost of sales	283,471	(196,459)	87,012	94,771	(65,479)	29,292
Gross profit	$16,873	$—	$16,873	$5,417	$—	$5,417

TechXtend Segment:
Net sales	$22,079	$(9,834)	$12,245	$6,458	$(2,149)	$4,309
Cost of sales	19,377	(9,834)	9,543	5,632	(2,149)	3,483
Gross profit	$2,702	$—	$2,702	$826	$—	$826

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

Disaggregation of Revenue

We generate revenue from the re-sale of third party software licenses, subscriptions, hardware, and related service contracts. Finance fees related to sales are classified as interest income. The following table depicts the disaggregation of revenue according to revenue type and is consistent with how we evaluate our financial performance:

Net sales	(Unaudited) Nine months ended		(Unaudited) Three months ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Hardware and software product	$120,073	$104,417	$44,100	$35,556
Software - security & highly interdependent with support	5,029	4,357	1,433	1,343
Maintenance, support & other services	7,287	7,356	2,390	2,119
Net sales	$132,389	$116,130	$47,923	$39,018

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

Contract balances -Accounts receivable is recorded at the invoiced amount, net of an allowance for doubtful accounts and returns. A receivable is recognized in the period we deliver goods or provide services or when our right to consideration is unconditional. Payment terms on invoiced amounts are typically 30-75 days. The balance of accounts receivable, net of allowance for doubtful accounts and returns, as of December 31, 2017 and September 30, 2018 is presented in the accompanying condensed consolidated balance sheets. Accounts receivable-long-term result from product sales with extended payment terms that are discounted to their present values at the Company’s estimates of prevailing market rates at the time of the sale. The Company has determined that these amounts do not represent variable consideration as the amount earned is fixed. In subsequent periods, the accounts receivable is increased to the amounts due and payable by the customers through the accretion of interest income on the unpaid accounts receivable due in future years. The amounts due under these long-term accounts receivable due within one year are reclassified to the current portion of accounts receivable and are shown net of reserves. As our revenues are generally recognized at a point in time in the same period as they are billed, we have no deferred revenue balances. Provisions for doubtful accounts including long-term accounts receivable and returns are estimated based on historical write offs, sales returns and credit memo analysis which are adjusted to actual on a periodic basis.

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

6.            Fair Value:

The carrying amounts of financial instruments, including cash and cash equivalents, short-term accounts receivable and accounts payable approximated fair value at September  30, 2018 and December 31, 2017 because of the relative short maturity of these instruments. The Company’s accounts receivable long-term is discounted to their present value at estimated prevailing market rates at the date of sale which approximates current rates.

7.           Balance Sheet Detail:

Accounts Receivable – From time to time, we sell accounts receivable to a financial institution on a non-recourse basis. The financial institution is responsible for all servicing of the receivables purchased. At September 30, 2018, accounts receivable includes $6.5 million of accounts receivable which have been sold to a financial institution with payment due to the Company on November 12, 2018. The receivables are recorded at their discounted fair value at September 30 ,2018.

Equipment and leasehold improvements consist of the following:

	September 30,
	(Unaudited)	December 31,
	2018	2017
Equipment	$2,121	$1,988
Leasehold improvements	1,334	1,335
	3,455	3,323
Less accumulated depreciation and amortization	(1,773)	(1,495)
	$1,682	$1,828

For the nine months ended September 30, 2018 and 2017, the Company recorded depreciation and amortization expense of $0.4 million and $0.4 million respectively, which is included in general and administrative expense.

Accounts receivable – long term, net consist of the following:

	September 30,
	(Unaudited)	December 31,
	2018	2017
Total amount due from customer	$14,388	$20,886
Less discount	(545)	(912)
Less current portion included in accounts receivable	(9,308)	(12,537)
	$4,535	$7,437

Accounts payable and accrued expenses consist of the following:

	September 30,
	(Unaudited)	December 31,
	2018	2017
Trade accounts payable	$60,035	$58,910
Accrued expenses	2,640	3,882
	$62,675	$62,792

8.            Credit Facility:

On November 15, 2017, the Company entered into a $20,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Second Amended and Restated Revolving Credit Loan Agreement (the “Loan Agreement”), Second Amended and Restated Revolving Credit Loan Note (the “Note”), Second Amended and Restated Security Agreement (the “Security Agreement”) and Second Amended and Restated Pledge and Security Agreement (the “Pledge Agreement”). The Credit Facility, which will be used for working capital and general corporate purposes, matures on August 31, 2020, at which time the Company must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any, fees, costs and expenses. In addition, the Company will pay regular monthly payments of all accrued and unpaid interest. The interest rate for any borrowings under the Credit Facility is subject to change from time to time based on the changes in the LIBOR Rate, as defined in the Loan Agreement (the “Index”). The Index was 2.26% at September  30, 2018. Interest on the unpaid principal balance of the Note will be calculated using a rate of 1.50 percentage points over the Index. If the Index becomes unavailable during the term of the Credit Facility, interest will be based upon the Prime Rate (as defined in the Loan Agreement) after notifying the Company. The Credit Facility is secured by the assets of the Company.

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

At September  30, 2018 and December 31, 2017, the Company had no borrowings outstanding under the Credit Facility.

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	(Unaudited )		(Unaudited )
	Nine months ended		Three months ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net income	$1,799	$3,935	$1,318	$1,341

Less distributed and undistributed income allocated to participating securities	71	179	31	57

Net Income Attributable to Common Shareholders	1,728	3,756	1,287	1,284

Denominator:
Weighted average common shares (Basic)	4,344	4,303	4,386	4,283

Weighted average common shares including assumed conversions (Diluted)	4,344	4,303	4,386	4,283

Basic net income per share	$0.40	$0.87	$0.29	$0.30
Diluted net income per share	$0.40	$0.87	$0.29	$0.30

10.        Major Customers and Vendors:

The Company had two major vendors that accounted for 25.1% and 14.8%, respectively, of total purchases during the nine months ended September 30, 2018 and 22.6% and 15.2% of total purchases for the three months ended September 30, 2018. The Company had two major vendors that accounted for 27.0% and 14.1%, respectively, of total purchases during the nine months ended September 30, 2017, and 27.9% and 14.1% of total purchases for the three months ended September 30, 2017. The Company had two major customers that accounted for 27.5% and 16.5%, respectively, of its net sales during the nine months ended September 30, 2018, and 37.3%, and 15.6% of total net sales for the three months ended September 30, 2018. These same customers accounted for 40.6% and 8.8% respectively, of total net accounts receivable as of September 30, 2018. Two customers accounted for 28.6% and 15.1% of total net accounts receivable as of December 31, 2017. The Company had two major customers that accounted for 20.3% and 17.9%, respectively, of its total net sales during the nine months ended September 30, 2017, and 20.8%, and 17.2% of total net sales for the three months ended September 30, 2017.

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

Due to the timing of the enactment and the complexity involved in applying the provisions of the TCJA we have made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of September 30, 2018. As we collect and prepare necessary data and interpret the TCJA and any additional guidance issued by the Internal Revenue Service, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which adjustments are made. The accounting for the tax effects of the TCJA will be completed in 2018.

The effective tax rate for the nine and three months ended September 30, 2018 was 35.4% and 24.2%, compared to 32.2% and 33.3%, for the same periods last year. The company’s effective tax rate for the nine months ended September 30, 2018 was impacted by limitations on the deductibility of executive compensation resulting from section 162(m) of the Internal Revenue Code, and adjustments to the accrual for state income taxes in states which have enacted economic nexus statutes. The Company recorded a $0.4 million tax benefit related to separation expenses during the nine months ended September 30, 2018 which were accounted for as a discrete item, resulting in a 18% effective tax benefit rate on that item. The Company also recorded an adjustment to its accrual for potential liabilities for state income taxes in states which have enacted economic nexus statutes of $0.2 during the nine months ended September 30, 2018. The effective tax rate for ordinary income was 24.2% for the three and nine month ended September 30, 2018.

12.          Stockholders’ Equity and Stock Based Compensation:

The 2012 Stock-Based Compensation Plan (the “2012 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Stock Bonuses and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2012 Plan was 600,000 which was increased to 1,000,000 shares by shareholder approval at the Company’s 2018 Annual Meeting in June 2018. As of September 30, 2018, the number of shares of Common stock available for future award grants to employees, officers and directors under the 2012 Plan is 530,022.

During 2017, the Company granted a total of 87,076 shares of Restricted Stock to officers and employees. These shares of Restricted Stock vest between twelve and twenty equal quarterly installments. In 2017, a total of 22,694 shares of Restricted Stock were forfeited as a result of officers and employees terminating employment with the Company.

During 2018, the Company granted a total of 123,000 shares of Restricted Stock to officers, employees and directors. In 2018, a total of 7,176 shares of Restricted Stock were forfeited. These shares of Restricted Stock vest between one and twenty equal quarterly installments.

A summary of nonvested shares of Restricted Stock awards outstanding under the Company’s the 2012 Plan as of September 30, 2018, and changes during the nine months then ended is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested shares at January 1, 2018	161,818	$17.26
Granted in 2018	123,000	14.97
Vested in 2018	(171,679)	16.65
Forfeited in 2018	(7,176)	15.40
Nonvested shares at September 30, 2018	105,963	$15.70

As of September 30, 2018, there is approximately $1.6 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.2 years.

For the nine months ended September 30, 2018 and 2017, the Company recognized share-based compensation cost of $2.6 million and $1.0 million respectively. During the nine months ended September 30, 2018, $1.7 million of stock compensation expense, related to accelerated vesting of shares upon the resignation of the Company’s former Chief Executive Officer, was included in separation expense. All other share-based compensation is included in selling, general and administrative expenses.

13.          Segment Information:

FASB ASC Topic 280, “Segment Reporting,” requires that public companies report profits and losses and certain other information on their “reportable operating segments” in their annual and interim financial statements. The internal organization used by the public company’s Chief Operating Decision Maker (CODM) to assess performance and allocate resources determines the basis for reportable operating segments. The Company’s CODM is the President, and Chief Executive Officer.

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

	(Unaudited) Nine months ended September 30,		(Unaudited) Three months ended September 30,
	2018	2017	2018	2017
Revenue:
Lifeboat Distribution	$119,308	$103,885	$44,145	$34,709
TechXtend	13,081	12,245	3,778	4,309
	132,389	116,130	47,923	39,018
Gross Profit:
Lifeboat Distribution	17,099	16,873	5,639	5,417
TechXtend	2,597	2,702	664	826
	19,696	19,575	6,303	6,243
Direct Costs:
Lifeboat Distribution	6,517	6,142	2,295	1,866
TechXtend	1,257	1,362	362	473
	7,774	7,504	2,657	2,339
Segment Income Before Taxes: (1)
Lifeboat Distribution	10,582	10,731	3,344	3,551
TechXtend	1,340	1,340	302	353
Segment Income Before Taxes	11,922	12,071	3,646	3,904

General and administrative	7,474	6,757	2,246	2,112
Separation expense	2,446	—	—	—
Interest, net	744	466	296	145
Foreign currency translation	40	22	42	73
Income before taxes	$2,786	$5,802	$1,738	$2,010

(1) Excludes general corporate expenses including separation, interest, and foreign currency translation expenses.

	(Unaudited)
	As of	As of
	September 30,	December 31,
Selected Assets by Segment:	2018	2017

Lifeboat Distribution	$72,570	$72,806
TechXtend	21,456	21,200
Segment Select Assets	94,026	94,006
Corporate Assets	9,084	8,279
Total Assets	$103,110	$102,285

Disaggregation of revenue	(Unaudited) Nine months ended		(Unaudited) Three months ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Lifeboat Distribution

Hardware and software product	$108,213	$93,437	$40,617	$31,559
Software - security & highly interdependent with support	4,607	3,914	1,358	1,215
Maintenance, support & other services	6,488	6,534	2,170	1,935
Net Sales	$119,308	$103,885	$44,145	$34,709

TechXtend

Hardware and software product	$11,860	$10,980	$3,483	$3,997
Software - security & highly interdependent with support	422	443	75	128
Maintenance, support & other services	799	822	220	184
Net Sales	$13,081	$12,245	$3,778	$4,309

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

The Company recorded expenses of $2.4 million during the nine months ended September 30, 2018 related to the Separation Agreement consisting of $1.7 million for accelerated vesting of restricted stock grants and $0.8 million in other cash payments to be made over during the next twelve months. The compensation is subject to certain limitations on deductibility for income tax purposes under section 162(m) of the Internal Revenue Code (see note 11).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of risk and uncertainties, including those set forth under the heading “Forward Looking Statements” and elsewhere in this report and those set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 15, 2018. The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included in this report and the consolidated financial statements and related notes included in our 2017 Annual Report on Form 10-K.

Overview

Wayside Technology Group, Inc. (the “Company,” “we,” “our,” or “us”) distributes software and hardware developed by others through resellers indirectly to customers worldwide. We also resell computer software and hardware developed by others to customers in the United States and Canada. In addition, we operate a sales branch in Europe to serve our customers in this region of the world. We offer an extensive line of products from leading publishers of software and tools for virtualization/cloud computing, security, networking, storage and infrastructure management, application lifecycle management and other technically sophisticated domains as well as computer hardware. We market these products through creative marketing communications, including our web sites, local and on-line seminars, webinars, social media, direct e-mail, and printed materials.

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

Dividend Policy and Share Repurchase Program. Historically we have sought to return value to investors through the payment of quarterly dividends and share repurchases. Total dividends paid and shares repurchased were $0.8 million and $0.02 million for the quarter ended September 30, 2018, respectively, and $0.8 million and $0.1 million for the quarter ended September 30, 2017, respectively. The payment of future dividends and share repurchases is at the discretion of our Board of Directors and dependent on results of operations, projected capital requirements and other factors the Board of Directors may find relevant.

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

We adopted ASC 606 Revenue from Contracts with Customers on retrospective basis effective January 1, 2018. Under ASC 606 net sales for certain maintenance, service and security products we sell are recorded net of the related cost of sales. We refer to these items as being recorded on a “net basis” in the discussion below. Software and hardware products for which sales and cost of sales are reported on separate line items are referred to as being recorded on a gross basis.

Forward Looking Statements

This report includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements in this report regarding future events or conditions, including but not limited to statements regarding industry prospects and the Company’s expected financial position, results of operations, business and financing plans, are forward-looking statements. These statements can be identified by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” and “continue,” or similar words.

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Substantial risks and uncertainties unknown at this time could cause actual results to differ materially from those indicated by such forward-looking statements, including, but not limited to, the continued acceptance of the Company’s distribution channel by vendors and customers, the timely availability and acceptance of new products, product mix, market conditions, competitive pricing pressures, contribution of key vendor relationships and support programs, including vendor rebates and discounts, as well as factors that affect the software industry in general and other factors generally. We strongly urge current and prospective investors to carefully consider the cautionary statements and risk factors contained in this report and our annual report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 15, 2018.

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

Financial Overview

Net sales increased 23%, or $8.9 million, to $47.9 million for the quarter ended September 30, 2018, compared to $39.0 million for the same period in 2017. Gross profit was $6.3 million for the quarter ended September 30, 2018, compared to $6.2 million in the prior year. Selling, general and administrative (“SG&A”) expenses increased 10%, or $0.4 million, to $4.9 million for the quarter ended September 30, 2018, compared to $4.5 million for the same period last year.

The Company reported net income of $1.3 million for each of the quarters  ended September 30, 2018 and 2017. Diluted income per share for the quarter ended September 30, 2018 was $0.29, compared to diluted income per share of $0.30 for the same period in 2017.

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

Share-Based Payments

Under the fair value recognition provision, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period. We record the impact of forfeitures when they occur. We review our valuation assumptions periodically and, as a result, we may change our valuation assumptions used to value stock-based awards granted in future periods. Such changes may lead to a significant change in the expense we recognize in connection with share-based payments.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, superseding the previous revenue recognition requirements for contracts, along with most existing industry-specific guidance. In March, April, May and December 2016, the FASB issued additional updates to the new accounting standard which provide supplemental adoption guidance and clarifications. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue arising from contracts with customers. The Company adopted the new standard on January 1, 2018, using the full retrospective method which required us to restate our historical financial information to reflect the adoption as of the earliest reporting period presented. The most significant impact of adopting the standard relates to the determination of whether the Company is acting as a principal or an agent in the sale of third party security software or software that is highly interdependent with support, as well as maintenance, support or other services. See Footnote 5 (Revenue Recognition).

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 supersedes the lease guidance under FASB ASC Topic 840, Leases, resulting in the creation of FASB ASC Topic 842, Leases. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. Leases will be classified as either finance or operating leases with classification affecting the pattern of expense recognition in the statement of earnings. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the potential impact of adopting ASU 2016-02 on its consolidated financial statements. It is expected that assets and liabilities will increase as a result of the adoption of this standard.

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

In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No.  118 (SEC Update), Income Taxes (Topic 740). ASU 2018-05 provides guidance regarding the recording of tax impacts where uncertainty exists, in the period of adoption of the 2017 U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”), which allowed companies to reflect provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is incomplete but for which a reasonable estimate could be determined. The Company completed its Federal and State income tax filings for 2017 with no material change to amounts previously reported.

In June 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-07, “Compensation — Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting,” which aligns the measurement and classification guidance for share-based payments to nonemployees with that for employees, with certain exceptions. It expands the scope of ASC 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in the entity’s own operations and supersedes the guidance in ASC 505-50. The ASU retains the existing cost attribution guidance, which requires entities to recognize compensation cost for nonemployee awards in the same period and in the same manner (i.e., capitalize or expense) they would if they paid cash for the goods or services, but it moves the guidance to ASC 718. The guidance also allows nonpublic entities to account for nonemployee awards using certain practical expedients that are already available for employee awards, but the same accounting policies must be used for awards to both employees and nonemployees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

In July 2018, the FASB issued ASU 2018-09 – Codification Improvements, which facilitates amendments to a variety of topics to clarify, correct errors in, or make minor improvements to the accounting standards codification. The effective date of the standard is dependent on the facts and circumstances of each amendment. Some amendments do not require transition guidance and will be effective upon the issuance of this standard. A majority of the amendments in ASU 2018-09 will be effective in annual periods beginning after December 15, 2018. We will be required to adopt this standard in the first quarter of fiscal 2019.  This standard is not expected to have a material impact on our consolidated financial statements and related disclosures.

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of income expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Nine months ended		Three months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	85.1	83.1	86.8	84.0
Gross profit	14.9	16.9	13.2	16.0
Selling, general and administrative expenses	11.5	12.3	10.2	11.4
Separation expenses	1.8	—	—	—
Income from operations	1.5	4.6	2.9	4.6
Other income	0.6	0.4	0.7	0.6
Income before income taxes	2.1	5.0	3.6	5.2
Income tax provision	0.7	1.6	0.9	1.7
Net income	1.4%	3.4%	2.8%	3.4%

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

	Nine months ended		Three months ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017

Net sales	$132,389	$116,130	$47,923	$39,018
Adjusted gross billings (Non-GAAP)	$375,615	$322,423	$133,977	$106,646
Adjusted gross billings - Lifeboat Distribution (Non-GAAP)	$343,010	$300,344	$121,972	$100,188
Adjusted gross billings - TechXtend (Non-GAAP)	$32,605	$22,079	$12,005	$6,458
Gross profit	$19,696	$19,575	$6,303	$6,243
Net income excluding Separation expense (Non-GAAP)	$3,807	$3,935	$1,318	$1,341
Gross margin % - Net sales	14.9%	16.9%	13.2%	16.0%
Gross margin % - Adjusted gross billings (Non-GAAP)	5.2%	6.1%	4.7%	5.9%
Net income - % of Net sales	1.4%	3.4%	2.8%	3.4%
Net income - % of Adjusted gross billings (Non-GAAP)	0.5%	1.2%	1.0%	1.3%
Net income excluding Separation expense % - Net sales (Non-GAAP)	2.9%	3.4%	2.8%	3.4%

	Nine months ended		Three months ended
Reconciliation of net sales to adjusted gross billings:	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017

Net sales	$132,389	$116,130	$47,923	$39,018
Costs of sales related to Software – security or highly interdependent with support and maintenance, support or other services	243,226	206,293	86,054	67,628
Adjusted gross billings (Non-GAAP)	$375,615	$322,423	$133,977	$106,646

We define adjusted gross billings as net sales in accordance with U.S. GAAP, adjusted for the cost of sales related to Software – security or highly interdependent with support and maintenance, support or other services. We provided a reconciliation of adjusted gross billings to net sales, which is the most directly comparable U.S. GAAP measure. We use adjusted gross billings of product and services as a supplemental measure of our performance to gain insight into the volume of business generated by our business, and to analyze the changes to our accounts receivable and accounts payable. Our use of adjusted gross billings of product and services as analytical tools has limitations, and you should not consider it in isolation or as substitutes for analysis of our financial results as reported under U.S. GAAP. In addition, other companies, including companies in our industry, might calculate Adjusted gross billings of product and services or similarly titled measures differently, which may reduce their usefulness as comparative measures.

	Nine months ended		Three months ended
Reconciliation of net income to net income excluding	September 30,	September 30,	September 30,	September 30,
separation expenses, net of tax	2018	2017	2018	2017

Net income	$1,799	$3,935	$1,318	$1,341
Separation expenses (Non-GAAP)	2,446	-	-	-
Income tax benefits related to separation expenses	(438)	-	-	-
Net income excluding separation expenses, net of taxes	$3,807	$3,935	$1,318	$1,341

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

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Net Sales

Net sales for the quarter ended September 30, 2018 increased 23%, or $8.9 million, to $47.9 million, compared to $39.0 million for the same period in 2017. Adjusted gross billings for the quarter ended September 30, 2018 increased 26%, or $27.3 million, to $134.0 million, compared to $106.6 million for the same period in 2017.

Lifeboat Distribution segment net sales for the quarter ended September 30, 2018 increased $9.4 million, or 27% to $44.1 million, compared to $34.7 million for the same period a year earlier. The increase was due primarily to growth in sales penetration for several of our more significant product lines, as well as the addition of several new product lines. The increases were partially offset by turnover in some vendor and customer accounts, including the termination of one of our vendor distribution agreements that accounted for less than 10% of net sales. While the tenure of our vendor relationships is generally for multiple years, the contractual terms of the distribution agreements themselves are short term in nature and vendors consolidate or change their relationships for various reasons. We operate in a competitive market in which vendor distribution and sales agreements are subject to turnover due to competitive bidding processes and other factors. Adjusted gross billings for the Lifeboat Distribution segment increased $21.8  million or 22% to $122.0 million for the quarter ended

September 30, 2018. Net sales increased at a higher rate than adjusted gross billings due to the impact of reporting certain products on a net basis.

TechXtend segment net sales decreased  $0.5 million or 12% to $3.8 million for the quarter ended September 30, 2018, compared to $4.3 million for the prior year. Sales in our TechXtend segment may vary significantly from quarter to quarter based on the timing of IT spending decisions by our larger customers and internal capital allocation decisions regarding capital we allocate to the extended payment program. Adjusted gross billings for the TechXtend segment increased  $5.5 million or 86% to $12.0 million for the quarter ended September 30, 2018.

During the quarter ended September 30, 2018, we relied on two key customers for a total of 52.9% of our net sales. One of these customers accounted for 37.3% and the other for 15.6% of our total net sales during the three months ended September 30, 2018. These same customers accounted for 40.6% and 8.8% of total net accounts receivable as of September 30, 2018.

Gross Profit

Gross profit for the quarter ended September 30, 2018 increased slightly to $6.3 million, compared to $6.2 million for the same period in 2017. Lifeboat Distribution segment gross profit increased 4% or $0.2 million to $5.6 million for the quarter ended September 30, 2018 compared $5.4 million for the same period in 2017 due to the impact of the higher net sales discussed above, partially offset by lower gross profit margin.  TechXtend segment gross profit decreased 20% to $0.7 million for the quarter ended September  30, 2018 compared to $0.8 million for the same period in the prior year due to the lower net sales discussed above.

Gross profit margin (gross profit as a percentage of net sales) for the quarter ended September 30, 2018 was 13.2% compared to 16.0% in 2017. Lifeboat Distribution segment gross profit margin was 12.8% for the quarter ended September 30, 2018, compared to 15.6% in 2017. TechXtend segment gross profit margin for the quarter ended September 30, 2018 was 17.6%, compared to 19.2% in 2017. The decrease in gross profit margin was primarily caused by lower gross profit margins as a percent of net sales for hardware and software product sales which are reported on a gross basis and a change in the percentage mix of our products which are recorded net of the related cost of sales.  During the three months ended September 30, 2018 approximately 8.0% of our net sales was attributable to security, maintenance and third-party service products which are recorded on a net basis, or an effective 100% gross profit margin, compared to 8.9% in 2017. This shift in product mix had the effect of reducing gross profit as a percent of net sales by 100 basis points. The remainder of the decline was caused by lower gross profit margin on software and hardware products recorded on a gross basis, as growth in these products was primarily from high volume lines which are sold at lower gross profit margin than our average gross profit. We operate in a competitive environment where the trend has been and may continue to be for gross profit margins as a percentage of adjusted gross billings to decline.

Selling, General and Administrative Expenses

SG&A expenses for the quarter ended September 30, 2018 increased $0.4 million, or 10%, to $4.9 million when compared to $4.5 million for prior year. The increase is primarily due to higher business development and field sales personnel expenses, professional, and public company related costs. SG&A expenses were 10.2% of net sales for the quarter ended September 30, 2018, compared to 11.4% for the same period in 2017.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We plan to continue to expand our investment in information technology and marketing, while monitoring SG&A expenses closely.

Income Taxes

For the three months ended September 30, 2018, the Company recorded a provision for income taxes of $0.4 million, compared to $0.7 million for the same period in 2017.  The effective tax rate for ordinary income was 24.2% for the three months ending September 30, 2018, compared to 33.3% during the same period in the prior year.

Due to the timing of the enactment and the complexity involved in applying the provisions of the TCJA we have made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of September 30, 2018. As we collect and prepare necessary data and interpret the TCJA and any additional guidance issued by the Internal

Revenue Service, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which adjustments are made. The accounting for the tax effects of the TCJA will be completed in 2018.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Net Sales

Net sales for the nine months ended September 30, 2018 increased 14%, or $16.2 million, to $132.4 million, compared to $116.1 million for the same period in 2017. Adjusted gross billings for the nine months ended September 30, 2018 increased 16%, or $53.2 million, to $375.6 million, compared to $322.4 million for the same period in 2017.

Lifeboat Distribution segment net sales for the nine months ended September 30, 2018 increased $15.4 million, or 15% to $119.3 million, compared to $103.9 million for the same period a year earlier. The increase was due primarily to growth in sales penetration for several of our more significant product lines, the addition of several new product lines, as well as product mix resulting in an increased percent of our sales being reported on a gross basis. The increases were partially offset by turnover in some vendor and customer accounts, including the termination of one of our vendor distribution agreements that accounted for less than 10% of net sales. While the tenure of our vendor relationships is generally for multiple years, the contractual terms of the distribution agreements themselves are short term in nature and vendors consolidate or change their relationships for various reasons. We operate in a competitive market in which vendor distribution and sales agreements are subject to turnover due to competitive bidding processes and other factors.  Approximately 9.3% of our net sales were recorded on a net basis compared to 10.1% in the same period of the prior year. Adjusted gross billings for the Lifeboat Distribution segment increased $42.7 million or 14% to $343.0 million for the nine months ended September 30, 2018. Adjusted gross billings increased at a lower rate than net sales due to the impact of recording sales for certain products net of the related cost of sales.

TechXtend segment net sales increased $0.8 million or 7% to $13.1 million for the nine months ended September 30, 2018, compared to $12.3 million for the prior year. Sales in our TechXtend segment may vary significantly from quarter to quarter based on the timing of IT spending decisions by our larger customers and internal capital allocation decisions regarding capital we allocate to the extended payment program. Adjusted gross billings for the TechXtend segment increased $10.5 million or 48% to $32.6 million for the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, we relied on two key customers for a total of 44.0% of our net sales. One major customer accounted for 27.5% and the other for 16.5%, of our total net sales during the nine months ended September 30, 2018. These same customers accounted for 40.6% and 8.8% of total net accounts receivable as of September 30, 2018.

Gross Profit

Gross profit for the nine months ended September 30, 2018 increased slightly to $19.7 million, compared to $19.6 million for the same period in 2017. Lifeboat Distribution segment gross profit increased 1% or $0.2 million to $17.1 million for the nine months ended September 30, 2018 compared $16.9 million for the same period in 2017 due to higher net sales which were partially offset by the impact of lower gross margin as a percentage of net sales (discussed below). TechXtend segment gross profit decreased 4% to $2.6 million for the nine months ended September 30, 2018 compared to $2.7 million for the same period in the prior year due to the decreased net sales discussed above.

Gross profit margin (gross profit as a percentage of net sales) for the nine months ended September 30, 2018 was 14.9% compared to 16.9% in 2017. Lifeboat Distribution segment gross profit margin was 14.3% for the nine months ended September 30, 2018, compared to 16.2% in 2017. TechXtend segment gross profit margin for the nine months ended September 30, 2018 was 19.9%, compared to 22.1% in 2017. The decrease in gross profit margin was primarily caused by lower gross profit margins on hardware and software products and a change in the percentage mix of our products which are recorded net of the related cost of sales.  During the nine months ended September 30, 2018 approximately 9.3%  of our net sales was attributable to security, maintenance and third-party service products which are recorded on a net basis, or an effective 100% gross profit margin, compared to 10.1% in 2017. This shift in product mix had the effect of reducing gross profit as a percent of net sales by 80 basis points. The remainder of the decline was caused by lower gross profit margin on software and hardware products recorded on a gross basis, as growth in these products was primarily from high volume lines which are sold at lower gross profit margin than our average gross profit. We operate in a competitive environment where the trend has been and may continue to be for gross profit margins as a percentage of adjusted gross billings to decline.

Selling, General and Administrative Expenses

SG&A expenses for the nine months ended September 30, 2018 increased $0.9 million, or 7%, to $15.2 million compared to $14.3 million for the prior year. The increase is primarily due to higher business development and field sales personnel expenses, professional, and public company related costs, accounting, legal and public company costs. SG&A expenses were 11.5% of net sales for the nine months ended September 30, 2018, compared to 12.3% for the same period in 2017.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We plan to continue to expand our investment in information technology and marketing, while monitoring SG&A expenses closely.

Separation Expense

Separation expense for the nine months ended September 30, 2018 was $2.4 million compared to no expense in the same period in 2017. The increase is due to $2.4 million in separation expenses related to the resignation of our former Chairman and Chief Executive Officer on May 11, 2018, consisting of a $1.7 million charge for accelerated vesting of restricted stock and $0.8 million in accrued payments to be made over the next twelve months.

Income Taxes

For the nine months ended September 30, 2018, the Company recorded a provision for income taxes of $1.0 million, compared to $1.9 million for the same period in 2017. The company’s effective tax rate for the nine months ended September 30, 2018 was impacted by limitations on the deductibility of executive compensation resulting from section 162(m) of the Internal Revenue Code, and adjustments to the accrual for state income taxes in states which have enacted economic nexus statutes. The Company recorded a $0.4 million tax benefit related to separation expenses during the nine months ended September 30, 2018 which were accounted for as a discrete item, resulting in a 18% effective tax benefit rate on that expense. We also adjusted our provision for state income taxes in states with economic nexus statutes by $0.2. The effective tax rate for ordinary income was 24.2% for the nine months ending September 30, 2018, compared to 32.2% during the same period in the prior year.

Due to the timing of the enactment and the complexity involved in applying the provisions of the TCJA we have made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of September 30, 2018. As we collect and prepare necessary data and interpret the TCJA and any additional guidance issued by the Internal Revenue Service, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which adjustments are made. The accounting for the tax effects of the TCJA will be completed in 2018.

Liquidity and Capital Resources

Our cash and cash equivalents increased by $1.0 million to $6.5 million at September 30, 2018 from $5.5 million at December 31, 2017. The increase in cash was primarily the result of $4.6 million in cash provided by operating activities offset by $3.3 million of cash used for dividends and stock repurchases.

Net cash provided by operating activities for the nine months ended September 30, 2018 was $4.6 million, comprised primarily of net income adjusted for non-cash items of $4.8 million, offset by changes in operating assets and liabilities of $0.2 million. Net cash provided by changes in working capital increased slightly as increases in accounts receivables were offset by lower inventory and utilization of vendor prepayments.

In the nine months ended September 30, 2018, net cash used in investing activities was $0.2 million, compared to $0.3 million in the prior year.

Net cash used in financing activities for the nine months ended September 30, 2018 of $3.3 million was comprised of $2.3 million of dividend payments on our Common Stock, and $1.0 million for the stock repurchases.

On November 15, 2017, the Company entered into a $20,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Second Amended and Restated Revolving Credit Loan Agreement (the “Loan Agreement”), Second Amended and Restated Revolving Credit Loan Note (the “Note”), Second Amended and Restated Security Agreement (the “Security Agreement”) and Second Amended and Restated Pledge and Security Agreement (the “Pledge Agreement”). The Credit Facility, which will be used for working capital and general corporate purposes, matures on August 31, 2020, at which time the Company must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any interest, fees, costs and expenses, if any. As of September 30, 2018, no borrowings were outstanding under the Credit Facility.

We anticipate that our working capital needs will increase as we invest in the growth of our business. We believe that the funds held in cash and cash equivalents and our unused borrowings under our credit facility will be sufficient to fund our working capital and cash requirements for at least the next 12 months.

Contractual Obligations as of September 30, 2018 are summarized as follows:

Payment due by Period	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating Leases obligations (1)	$3,886	$505	$1,269	$892	$1,220
Total Contractual Obligations	$3,886	$505	$1,269	$892	$1,220

(1)

Operating leases relate primarily to the leases of the space used for our operations in Eatontown, New Jersey, Mesa Arizona, Mississauga, Canada and Amsterdam, Netherlands. The commitments for operating leases include the minimum rent payments.

As of September 30, 2018, the Company had no borrowings outstanding under our lines of credit and no commitments relating to standby letters of credit, and has no standby repurchase obligations or other commercial commitments (see Note 8 in the Notes to our Condensed Consolidated Financial Statements).

Foreign Exchange

The Company’s foreign subsidiaries are subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. We are subject to fluctuations primarily in the Canadian Dollar and the Euro Dollar to-U.S. Dollar exchange rate.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In addition to its activities in the United States, 10.5% of the Company sales during the nine months ended September 30, 2018 were generated by its subsidiaries in Canada and Europe. We are subject to general risks attendant to the conduct of business in Canada and Europe, including economic uncertainties and foreign government regulations. In addition, the Company’s international business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Foreign Exchange.”

The Company’s cash balance is invested in short-term savings accounts with our primary banks, Citibank, and JPMorgan Chase Bank. As such, we believe that the risk of significant changes in the value of our cash invested is minimal.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures”, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of various members of our management, including our Company’s President and Chief Executive Officer (principal executive officer), Vice President and Chief Financial Officer (principal financial officer), and Vice President and Chief Accounting Officer (principal accounting officer). Based upon that evaluation, we have identified a material weakness in our controls over financial reporting that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s  Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

•

Retain and evaluate the qualifications and performance of experts who are engaged to assist in the evaluation and adoption of accounting and tax matters where appropriate. The Company has retained an accounting firm to advise with state income tax compliance requirements.

•

Ensure controls are properly designed and documented to address risks and train key process owners and other relevant personnel to perform timely reconciliations with appropriate documentation and review procedures. The Company has retained outside advisors to assist in the documentation of controls and account reconciliation processes and has implemented enhanced procedures related to the review and documentation of account analysis. The Company is currently testing the performance of these procedures with its outside advisors.

Changes in Internal Control Over Financial Reporting

In January 2018, we implemented certain internal controls over financial reporting in connection with our adoption of ASC Topic 606, Revenue from Contracts with Customers. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September  30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the repurchase of Common Stock by the Company and its affiliated purchasers during the third quarter of 2018.

ISSUER PURCHASE OF EQUITY SECURITIES

						Maximum
						Number of
				Total Number		Shares That
				of Shares		May Yet Be
				Purchased as		Purchased
	Total		Average	Part of Publicly	Average	Under the
	Number		Price Paid	Announced	Price Paid	Plans or
	of Shares		Per Share	Plans or	Per Share	Programs
Period	Purchased		(2)	Programs	(3)	(4)

July 1, 2018 - July 31, 2018	—		$—	—	$—	547,488
August 1, 2018 - August 31, 2018	1,888	(1)	$12.85	—	$—	547,488
September 1, 2018 - September 30, 2018	—		$—	—	$—	547,488
Total	1,888		$12.85	—	$—	547,488

(1)

Includes 1,888 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (4) below.

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

The Common Stock repurchase program does not have an expiration date.

Item 6. Exhibits

(a)	Exhibits

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Steve DeWindt, President and Chief Executive Officer (principal executive officer) of the Company.

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

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Steve DeWindt, President and Chief Executive Officer (principal executive officer) of the Company.

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

101

The following financial information from Wayside Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September  30, 2018, filed with the SEC on November 7, 2018, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Stockholders’ Equity, (4) Condensed Consolidated Statements of Comprehensive Income, (5) Condensed Consolidated Statements of Cash Flows, and (6) the Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAYSIDE TECHNOLOGY GROUP, INC

11/7/2018	By:	/s/ Steve DeWindt
Date		Steve DeWindt, President and Chief Executive Officer (Principal Executive Officer)

11/7/2018	By:	/s/ Michael Vesey
Date		Michael Vesey, Vice President and Chief Financial Officer (Principal Financial Officer)

11/7/2018	By:	/s/ Kevin T. Scull
Date		Kevin T. Scull, Vice President and Chief Accounting Officer (Principal Accounting Officer)