Form 10-K
period 2018-12-31
Wayside Technology Group, Inc.
filed 2019-03-18
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒
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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant computed by reference to the closing sale price for the Registrant’s Common Stock as of June 29, 2018, which was the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on The NASDAQ Global Market, was approximately $55,216,079 (In determining the market value of the Common Stock held by any non-affiliates, shares of Common Stock of the Registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of Common Stock of the Registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes).

The number of shares outstanding of the Registrant’s Common Stock as of February 18, 2019 was 4,514,994 shares.

Documents Incorporated by Reference: Portions of the Registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed on or before May 1, 2019 are incorporated by reference into Part III of this Report.

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

Item 1. Business

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

The Company was incorporated in Delaware in 1982. Our common stock, par value $0.01 per share (“Common Stock”) is listed on The NASDAQ Global Market under the symbol “WSTG”. Our main web site address is www.waysidetechnology.com, and the other web sites maintained by our business include www.lifeboatdistribution.com and www.techxtend.com. Reference to these “uniform resource locators” or “URLs” is made as an inactive textual reference for informational purposes only. Information on our web sites should not be considered filed with the Securities and Exchange Commission, and is not, and should not be deemed to be, a part of this report.

In our Lifeboat Distribution segment, we distribute technology products from software developers, publishers or equipment manufacturers to resellers, and system integrators worldwide. We purchase software, maintenance/service agreements, networking/storage/security equipment and complementary products from our vendors and sell them to our reseller customers. Generally, a vendor authorizes a limited number of companies to act as distributors of their product and sell to resellers of their product. Our reseller customers include value-added resellers, or VARs, corporate resellers, government resellers, system integrators, direct marketers, and national IT superstores. We combine our core strengths in customer service, marketing, distribution, credit and billing to allow our customers to achieve greater efficiencies in time to market in the IT channel in a cost-effective manner.

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

We also provide comprehensive IT solutions directly to end users through our TechXtend segment. Products in this segment are acquired directly from equipment manufacturers, software developers or distributors and sold to end users. We provide customer service, billing, sales and marketing support in this segment and provide extended payment terms to facilitate sales.

The Company operates a distribution facility in Eatontown, New Jersey.

Products

An essential part of our ongoing operations and growth plans is the continued recruitment of software publishers for which we become authorized distributors of their products. The Company sells a wide variety of technology products from a broad range of publishers and manufacturers, such as Bluebeam Software, Dell/Dell Software, erwin, Flexera Software, Hewlett Packard, Infragistics, Intel Software, Lenovo, Micro Focus, Microsoft, Mindjet, Samsung, SmartBear Software, SolarWinds, Sophos, StorageCraft Technology, TechSmith, Unitrends and VMware. On a continuous basis, we screen new vendors and products for inclusion in our line card based on their features, quality, price, profit margins and current market trends. The Company predominantly sells third party software, software subscriptions, and maintenance. Sales of hardware and peripherals represented 22%, 16%, and 17% of our overall net sales in 2018, 2017 and 2016, respectively.

Marketing and Distribution

We market products through creative marketing communications, including our web sites, local and on-line seminars, events, webinars, and social media. We also use direct e-mail and printed material to introduce new products and upgrades, to cross-sell products to current customers, and to educate and inform existing and potential customers. We believe that our blend of electronic and traditional marketing and selling programs are important marketing vehicles for software publishers and manufacturers. These programs provide a cost-effective and service-oriented means to market and sell and fulfill software products and meet the needs of users.

The Company had two customers that each accounted for more than 10% of total consolidated net sales for 2018. For the year ended December 31, 2018, CDW Corporation (“CDW”) and Software House International Corporation (“SHI”), accounted for 25.6%, and 16.6%, respectively, of consolidated net sales and as of December 31, 2018, 35.6% and 15.0%, respectively, of total net accounts receivable. For the year ended December 31, 2017, CDW and SHI accounted for 18.0%, and 20.1%, respectively, of consolidated net sales and as of December 31, 2017, 28.2%, and 14.9%, respectively, of total net accounts receivable. For the year ended December 31, 2016, CDW and SHI accounted for 17.3%, and 16.3%, respectively, of consolidated net sales. Our top five customers accounted for 55%, 50%, and 46% of consolidated net sales in 2018, 2017 and 2016, respectively. The Company generally ships products within 48 hours of confirming a customer’s order. This results in minimum backlog in the business.

Net sales to customers in Canada represented 7%, 7%, and 8% of our consolidated net sales in 2018, 2017, and 2016, respectively. Net sales in Europe and the rest of the world represented 6%, 7%, and 6% of our consolidated net sales in 2018, 2017, and 2016, respectively. For geographic financial information, please refer to Note 10 in the Notes to our Consolidated Financial Statements.

Customer Support

We believe that providing a high level of customer service is necessary to compete effectively and is essential to continued sales and revenue growth. Our account representatives assist our customers with all aspects of purchasing decisions, order processing, returns processing, and inquiries on order status, product pricing and availability. The account representatives are trained to answer all basic questions about the features and functionality of products.

Purchasing and Fulfillment

The Company’s success is dependent, in part, upon the ability of its suppliers to develop and market products that meet the changing requirements of the marketplace. The Company believes it maintains good relationships with its vendors. The Company and its principal vendors have cooperated frequently in product introductions and in other marketing programs. As is customary in the industry, the Company has no long-term supply contracts with any of its suppliers. Substantially all the Company’s contracts with its vendors are terminable upon 30 days’ notice or less. Moreover, the way software products are distributed and sold is changing, and new methods of distribution and sale may emerge or expand. Software publishers have sold, and may intensify their efforts to sell, their products directly to end-users. The Company’s business and results of operations may be adversely affected if the terms and conditions of the Company’s authorizations with its vendors were to be significantly modified or if certain products become unavailable to the Company.

We believe that effective purchasing from a diverse vendor base is a key element of our business strategy. For the year ended December 31, 2018, Sophos and SolarWinds accounted for 23.9% and 15.3%, respectively of our consolidated purchases. For the year ended December 31, 2017, Sophos and SolarWinds accounted for 26.4% and 14.7%, respectively of our consolidated purchases. For the year ended December 31, 2016, Sophos and SolarWinds accounted for 23.1% and 10.8%, respectively, of our consolidated purchases. The loss of a key vendor or group of vendors could disrupt our product availability and otherwise have an adverse effect on the Company.

The Company purchased approximately 97%, 96% and 96% of its products directly from manufacturers and publishers in 2018, 2017 and 2016, respectively, and the balance from multiple distributors. Most suppliers or distributors will “drop ship” products directly to the customers, which reduces physical handling by the Company. Inventory management techniques, such as “drop shipping” allow the Company to offer a greater range of products without increased inventory requirements or cost of carrying inventory.

Inventory levels may vary from period to period, due in part to increases or decreases in sales levels, the Company’s practice of making advance purchases when it deems the terms of such purchases to be attractive, and the addition of new suppliers and products. Moreover, the Company’s order fulfillment and inventory control systems allow the Company to order certain products just in time for next day shipping. The Company promotes the use of electronic data interchange (“EDI”) with its suppliers and customers, which helps reduce overhead and the use of paper in the ordering process. Although brand names and individual products are important to our business, we believe that competitive sources of supply are available for substantially all the product categories we carry.

Competition

The software market is highly competitive and characterized by aggressive pricing practices by both software distributors and resellers. This has resulted in declining gross margins as a percentage of sales, which the Company expects to continue. The Company faces competition from a wide variety of sources competing principally based on price, product availability, customer service and technical support. In the Lifeboat Distribution segment, we compete against much larger broad-line distributors, as well as specialty distributors and, in some cases, the direct sales teams of the vendors we represent, who also sell directly to the end-customers. In the TechXtend segment, we compete against vendors who sell directly to customers, as well as software resellers, superstores, e-commerce vendors, and other direct marketers of software and hardware products. In both segments, some of our competitors are significantly larger and have substantially greater resources than the Company.

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

The Company competes with other distributors and resellers to become an authorized distributor or reseller of products from software developers and publishers. It also competes with distributors and resellers to attract prospective buyers, and to source new products from software developers and publishers, and to market its current product line to customers. The Company believes that its ability to offer software developers and IT professionals easy access to a wide selection of the desired IT products at reasonable prices with prompt delivery and high customer service levels, along with its good relationships with vendors and suppliers, allows it to compete effectively. The Company competes to gain distribution rights for new products primarily based on its reputation for successfully bringing new products to market and the strength of and quality of its relationships with software publishers and the reseller community.

The market for the software products we sell is characterized by rapid changes in technology, user requirements, and customer specifications. The way software products are distributed and sold is changing, and new methods of distribution and sale may emerge or expand. Software developers and publishers have sold, and may intensify their efforts to sell, their products directly to end-users. The continuing evolution of the Internet as a platform in which to conduct e-commerce business transactions has both lowered the barriers for competition and broadened customer access to products and information, increasing competition and reducing prices. From time to time, certain software developers and publishers have instituted programs for the direct sale of large order quantities of software to certain major corporate accounts and renewals of maintenance agreements. These types of programs may continue to be developed and used by various developers and publishers. While some software developers and publishers currently sell new releases or upgrades directly to end users, they have not attempted to completely bypass the distribution and reseller channels. There can be no assurances, however, that software developers and publishers will continue using distributors and resellers to the same extent they currently do. Future efforts by software developers and publishers to bypass third-

party sales channels could materially and adversely affect the Company’s business, results of operations and financial condition.

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

Information Technology

The Company operates the IT systems on several platforms including Windows and cloud-based platforms that control the full order processing cycle. The technology systems allow for centralized management of key functions, including inventory, accounts receivable, purchasing, sales and distribution and payment processing. We are dependent on the accuracy and proper utilization of our technology systems, telephone systems, websites, e-mail and EDI systems.

Our IT systems allow us to monitor sales trends, real-time product availability, order status throughout the full order cycle, and automates order transactions and invoicing transactions for our customers and vendors. The main focus of our IT systems is to allow us to transact and communicate with our customers and vendors in the most efficient manner possible. We provide various options to transact electronically with our customers and vendors through EDI, XML and other electronic methods.

The Company recognizes the need to continually upgrade its IT systems to effectively manage and secure its infrastructure and customer data and to provide continued scalability and flexibility. In that regard, the Company anticipates that it will, from time to time, require software and hardware upgrades for its present IT systems.

Trademarks

The Company conducts its business under various trademarks and service marks including Lifeboat Distribution, TechXtend and International Software Partners. The Company protects these trademarks and service marks and believes that they have significant value to us and are important factors in our marketing programs.

Employees

As of December 31, 2018, Wayside Technology Group, Inc. and its subsidiaries had 153 full-time employees. The Company is not a party to any collective bargaining agreements with its employees, has experienced no work stoppages and considers its relationships with its employees to be satisfactory.

Available Information

Under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is required to file annual, quarterly and current reports, proxy and information statements and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. The SEC maintains a web site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company files electronically with the SEC. The Company makes available, free of charge, through its internet web site, its reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with the SEC. The following address for the Company’s web site includes a hyperlink to those reports under “Financials/SEC Filings”: http://www.waysidetechnology.com.

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

General economic weakness may reduce our revenues and profits. Generally, economic downturns, may cause some of our current and potential customers to delay or reduce technology purchases, resulting in longer sales cycles, slower adoption of new technologies and increased price competition. We may, therefore, experience a greater decline in demand for the products we sell, resulting in increased competition and pressure to reduce the cost of operations. Any benefits from cost reductions may take longer to realize and may not fully mitigate the impact of the reduced demand. In addition, weak financial and credit markets heighten the risk of customer bankruptcies and create a corresponding delay in collecting receivables from those customers and may also affect our vendors’ ability to supply products, which could disrupt our operations. The realization of any or all these risks could have a material adverse effect on our business, results of operations and financial condition.

The IT products and services industry is intensely competitive and actions of competitors, including manufacturers of products we sell, can negatively affect our business. Competition has been based primarily on price, product availability, speed of delivery, credit availability and quality and breadth of product lines and, increasingly, also is based on the ability to tailor specific solutions to client needs. We compete with manufacturers, including manufacturers of products we sell, as well as a large number and wide variety of marketers and resellers of IT products and services. In addition, manufacturers are increasing the volume of software products they distribute electronically directly to end-users and in the future, will likely pay lower referral fees for sales of certain software licensing agreements sold by us.  Generally, pricing is very aggressive in the industry, and we expect pricing pressures to continue. There can be no assurance that we will be able to negotiate prices as favorable as those negotiated by our competitors or that we will be able to offset the effects of price reductions with an increase in the number of clients, higher net sales, cost reductions, or greater sales of services, which service sales typically are delivered at higher gross margins, or otherwise. Price reductions by our competitors that we either cannot or choose not to match could result in an erosion of our market share and/or reduced sales or, to the extent we match such reductions, could result in reduced operating margins, any of which could have a material adverse effect on our business, results of operations and financial condition.

We offer credit to our customers and, therefore, are subject to significant credit risk. We sell our products to a large and diverse customer base. We finance a significant portion of such sales through trade credit, typically by providing 30-75-day payment terms. In addition, we offer extended payment terms to certain customers for terms of 1-4 years. As a result, our business could be adversely affected in the event of a deterioration of the financial condition of our customers, resulting in the customers’ inability to repay us. This risk may increase if there is a general economic downturn affecting a large number of our customers and in the event our customers do not adequately manage their business or properly disclose their financial condition. Also, several of our larger customers require greater than 30-day payment terms which could increase our credit risk and decrease our operating cash flow.

We face substantial competition from other companies. We compete in all areas of our business against local, regional, national, and international firms. Some of our current competitors have substantially greater capital resources and sales and distribution capabilities than we do. In response to competitive pressures from any of our current or future competitors, we may be required to lower selling prices in order to maintain or increase market share, and such measures could adversely affect our operating results. In addition, we face competition from vendors, which may choose to market their products directly to end-users, rather than through channel partners such as the Company, and this could adversely affect our future sales. Many competitors compete based principally on price and may have lower costs or accept lower selling prices than we do and, therefore, our gross margins may not be maintainable. Our gross margins have declined historically and may continue to decline in the future. Our competitors may offer better or different products and services than we offer. In addition, we do not have guaranteed purchasing volume commitments from our customers and, therefore, our sales volume may be volatile.

The loss or any change in the business habits of key customers or vendors may have a material adverse effect on our financial position and results of operations. Because our standing arrangements and agreements with our customers and vendors typically contain no purchase or sale obligations and are terminable by either party upon several months or otherwise relatively short notice, we are subject to significant risks associated with the loss or change at any time in the business habits and financial condition of key customers or vendors. We have experienced the loss and changes in the business habits of key customer and vendor relationships in the past and expect to do so again in the future.

Sales of products purchased from our largest two vendors accounted for 39.2% of our 2018 purchases and sales from our largest five vendors generated approximately 53% of 2018 purchases. As is the case with many of our vendor and customer relationships, our contractual arrangements with these large vendors are terminable by either party upon several months’ notice. If these contracts or our relationships with these vendors terminate for any reason, or if any of our other significant vendor relationships terminate for any reason, and we are not able to sell or procure a sufficient supply of those products from alternative sources, or at all, our financial position and results of operations would be adversely affected. Our vendors are subject to many if not all of the same (or similar) risks and uncertainties to which we are subject, as well as other risks and uncertainties, and we compete with others for their business. Accordingly, we are at a continual risk of loss of their business on account of a number of factors and forces, many of which are largely beyond our control.

In 2018, our two largest customers accounted for 42.2% of our net sales and our largest five customers accounted for  55% of our net sales. If any of our significant customer relationships terminate for any reason, and we are not able to replace those customers and associated revenues, our financial position and results of operations would be adversely affected.

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

Failure to adequately maintain the security of our electronic and other confidential information could materially adversely affect our financial condition and results of operations. We are dependent upon automated information technology processes. Privacy, security, and compliance concerns have continued to increase as technology has evolved to facilitate commerce and as cross-border commerce increases. As part of our normal business activities, we collect and store certain confidential information, including personal information of employees and information about partners and clients which may be entitled to protection under several regulatory regimes. In the course of normal and customary business practice, we may share some of this information with vendors who assist us with certain aspects of our business. Moreover, the success of our operations depends upon the secure transmission of confidential and personal data over public networks, including the use of cashless payments. Any failure on the part of us or our vendors to maintain the security of data we are required to protect, including via the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in our employees’, partners’ and clients’ confidence in us and other competitive disadvantages, and thus could have a material adverse impact on our business, financial condition and results of operations. During 2018 and 2017, we did not have any cybersecurity breaches.

We depend on certain key personnel. Our future success will be largely dependent on the efforts of key management personnel for strategic and operational guidance as well as relationships with our key vendors and customers. We also believe that our future success will be largely dependent on our continued ability to attract and retain highly qualified management, sales, service, finance and technical personnel. We cannot assure you that we will be able to attract and retain such personnel. Further, we make a significant investment in the training of our sales account executives. Our inability to retain such personnel or to train them either rapidly enough to meet our expanding needs or in an effective manner for quickly changing market conditions could cause a decrease in the overall quality and efficiency of our sales staff, which, in turn, could have a material adverse effect on our business, results of operations and financial condition.

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

In the past, we identified a material weakness in our internal control over financial reporting, and any material weakness could, if not remediated, result in material misstatements in our financial statements. Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2017, management identified a  material weakness in our internal control over financial reporting. This material weakness was successfully remediated in 2018 through implementation of enhanced controls and procedures. We continue to work to improve our internal control process and diligently review our financial reporting controls and procedures. However, if our remediation measures prove to be insufficient to address this material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our Consolidated Financial Statements may contain material misstatements, and we could be required to restate our financial results, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

The Company may be subject to intellectual property rights claims, which are costly to defend, could require payment of damages or licensing fees and could limit the company's ability to use certain technologies in the future. Certain of the Company's products and services include intellectual property owned primarily by the Company's third-party suppliers. Substantial litigation and threats of litigation regarding intellectual property rights exist in the software and some service industries. From time to time, third parties (including certain companies in the business of acquiring patents not for the purpose of developing technology but with the intention of aggressively seeking licensing revenue from purported infringers) may assert patent, copyright and/or other intellectual property rights to technologies that are important to the company's business. In some cases, depending on the nature of the claim, the company may be able to seek indemnification from its suppliers for itself and its customers against such claims, but there is no assurance that it will be successful in obtaining such indemnification or that the company is fully protected against such claims. Any infringement claim brought against the company, regardless of the duration, outcome, or size of damage award, could result in substantial cost to the Company,  divert management's attention and resources,  be time consuming to defend,  result in substantial damage awards, or cause product shipment delays.

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

We may explore additional growth through acquisitions. As part of our growth strategy, we may pursue the acquisition of companies that either complement or expand our existing business. As a result, we regularly evaluate potential acquisition opportunities, which may be material in size and scope. In addition to those risks to which our business and the acquired businesses are generally subject, the acquisition of these businesses gives rise to transactional and transitional risks, and the risk that the anticipated benefits will not be realized.

Changes in income tax and other regulatory legislation. We operate in compliance with applicable laws and regulations and make plans for our structure and operations based upon existing laws and anticipated future changes in the law. When new legislation is enacted with minimal advance notice, or when new interpretations or applications of existing laws are made, we may need to implement changes in our policies or structure. We are susceptible to unanticipated changes in legislation, especially relating to income and other taxes, import/export laws, hazardous materials and other laws related to trade, accounting and business activities. Such changes in legislation may have an adverse effect on our business.

We may be subject to litigation. We may be subject to legal claims or regulatory matters involving stockholder, consumer, antitrust, intellectual property and other issues. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or other adverse effects. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our business, financial position and results of operations for the period in which the ruling occurred or future periods.

Our quarterly financial results may fluctuate, which could lead to volatility in our stock price. Our revenue and operating results have fluctuated from quarter to quarter in the past and may continue to do so in the future. As a result, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of our future performance. Fluctuations in our revenue and operating results could negatively affect the trading price of our stock. In addition, our revenue and results of operations may, in the future, be below the expectations of analysts and investors, which could cause our stock price to decline. Factors that are likely to cause our revenue and operating results to fluctuate include the risk factors discussed throughout this section.

Changes in accounting rules, or the misapplication of current accounting rules, may adversely affect our future financial results. We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the Public Company Accounting Oversight Board, the SEC, the American Institute of Certified Public Accountants (“AICPA”) and various other bodies formed to interpret and create appropriate accounting policies. Future periodic assessments required by current or new accounting standards may result in noncash charges and/or changes in presentation or disclosure. In addition, any change in accounting standards may influence our customers’ decision to purchase from us or finance transactions with us, which could have a significant adverse effect on our financial position or results of operations.

We are required to determine if we are the principal or agent in all transactions with our customers. The voluminous number of products and services we sell, and the manner in which they are bundled, are technologically complex. Mischaracterization of these products and services could result in misapplication of revenue recognition polices. We use estimates where necessary, such as allowance for doubtful accounts and product returns, which require judgment and are based on best available information. If we are unable to accurately estimate the cost of these services or the timeline for completion of contracts, the profitability of our contracts may be materially and adversely affected.

The inability to obtain financing on favorable terms will adversely impact our business, financial position and results of operations. Our business requires working capital to operate and to finance accounts receivable and product inventory that are not financed by trade creditors. We have historically relied upon cash generated from operations, revolving credit facilities and trade credit from our vendors to satisfy our capital needs and finance growth. As the financial markets change, the cost of acquiring financing and the methods of financing may change. Changes in our credit rating or other market factors may increase our interest expense or other costs of capital, or capital may not be available to us on competitive terms to fund our working capital needs.

We may not be able to continue to pay dividends on our Common Stock in the future, which could impair the value of our Common Stock. We have paid a quarterly dividend on our Common Stock since the first quarter of 2003.

Any future declaration of dividends remains subject to further determination from time to time by our Board of Directors. Our ability to pay dividends in the future will depend on our financial results, liquidity and financial condition. There is no assurance that we will be able to pay dividends in the future, or if we are able to, that our Board of Directors will continue to declare dividends in the future, at current rates or at all. If we discontinue or reduce the amount or frequency of dividends, the value of our Common Stock may be impaired.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company leases approximately 20,000 square feet of space in Eatontown, New Jersey for its corporate headquarters under a lease expiring in March 2027. Total annual rent expense for these premises is approximately $420,000. The Company also leases 7,800 square feet of warehouse space in Eatontown, New Jersey under a lease expiring in October 2020. Total annual rent expense for such warehouse space is approximately $49,000. We believe that each of the properties is in good operating condition and that such properties are adequate for the operation of the Company’s business as currently conducted. We also rent smaller satellite offices on a short-term basis.

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

	High	Low
2018:
First Quarter	$16.75	$12.80
Second Quarter	$14.45	$12.80
Third Quarter	$14.25	$11.20
Fourth Quarter	$13.23	$9.76

2017:
First Quarter	$18.85	$16.60
Second Quarter	$20.95	$18.25
Third Quarter	$19.35	$13.35
Fourth Quarter	$17.10	$13.40

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2018, regarding securities authorized for issuance upon the exercise of stock options and vesting of restricted stock under all the Company’s equity compensation plans.

			(c)
	(a)	(b)	Number of Securities Remaining Available
	Number of Securities to be Issued Upon	Weighted Average	for Future Issuance Under Equity
	Exercise of Outstanding Options and	Exercise Price	Compensation Plans (Excluding Securities
Plan Category	Vesting of Stock Awards	of Outstanding Options	Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders (1)	96,744	$15.67	530,022
Total	96,744	$15.67	530,022

(1)	Includes the 2012 Plan. For plan details, please refer to Note 7 in the Notes to our Consolidated Financial Statements.

In each of 2018 and 2017, we declared dividends totaling $0.68 per share on our Common Stock. There can be no assurance that we will continue to pay comparable cash dividends in the future.

During 2017, the Company granted a total of 87,076 shares of Restricted Stock to officers and employees. These shares of Restricted Stock vest over time in up to twenty equal quarterly installments. In 2017, 22,694 shares of Restricted Stock were forfeited as a result of directors and employees terminating employment with the Company.

During 2018, the Company granted a total of 123,000 shares of Restricted Stock to officers, directors and employees. These shares of Restricted Stock vest immediately or over time in up to twenty equal quarterly installments. In 2018,  7,176 shares of Restricted Stock were forfeited as a result of directors and employees terminating employment with the Company.

The share issuances in all the above transactions were not registered under the Securities Act of 1933, as amended (the “Securities Act”). The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act and/or Regulation D thereunder, as they were transactions by the issuer that did not involve public offerings of securities and/or involved issuances to accredited investors.

As of February 19, 2019, there were approximately 106 record holders of our Common Stock. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by brokerage firms and clearing agencies.

During the fourth quarter of 2018, we repurchased shares of our Common Stock as follows:

						Maximum
						Number of
				Total Number		Shares That
				of Shares		May Yet Be
				Purchased as		Purchased
	Total		Average	Part of Publicly	Average	Under the
	Number		Price Paid	Announced	Price Paid	Plans or
	of Shares		Per Share	Plans or	Per Share	Programs
Period	Purchased		(2)	Programs	(3)	(4)

October 1, 2018 - October 31, 2018	—		$—	—	$—	547,488
November 1, 2018 - November 30, 2018	1,729	(1)	$12.44	—	$—	547,488
December 1, 2018 - December 31, 2018	—		$—	—	$—	547,488
Total	1,729		$12.44	—	$—	547,488

(1)

Includes 1,729 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (4) below.

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

STOCK PRICE PERFORMANCE GRAPH

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return of the S&P Midcap 400 Index and the S&P 500 Computer and Electronics Retail Index for the period commencing December 31, 2013 and ending December 31, 2018, assuming $100 was invested on December 31, 2013 and the reinvestment of dividends.

	Base	INDEXED RETURNS
	Period	Year ended
Company / Index	Dec-13	Dec-14	Dec-15	Dec-16	Dec-17	Dec-18
Wayside Technology Group, Inc.	100	132.71	146.87	155.72	144.68	91.43
S&P MidCap 400 Index	100	109.77	107.38	129.65	150.71	134.01
S&P 500 Computer & Electronics Retail Index	100	90.85	75.04	111.72	183.77	145.91

Item 6. Selected Financial Data

The following tables set forth, for the periods indicated, selected consolidated financial and other data for Wayside Technology Group, Inc. and its Subsidiaries. You should read the selected consolidated financial and other data below in conjunction with our Consolidated Financial Statements and the related notes in Part II, Item 8, and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The following table includes Non-US GAAP measures, for which we provided a reconciliation of net income excluding separation expenses, net of taxes to net income, as well as the related amounts per share, which are the most directly comparable measure of accounting principles generally accepted in the United States of America (“US GAAP”), in the footnotes below. We use net income excluding separation expense as a supplemental measure of our performance to gain insight into comparison of our businesses profitability when compared to the prior year. Our use of net income excluding separation expenses, net of taxes has limitations, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. In addition, other companies, including companies in our industry, might calculate separation expenses net of taxes, or similarly titled measures differently, which may reduce their usefulness as comparative measures.

The selected financial data for the years ended December 31, 2018,  2017 and 2016 reflects our adoption of ASC 606 – Revenue from Contracts with Customers (“ASC 606”). We have not adjusted the selected financial data for any other period presented. See Note 3 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10K.

Year Ended December 31,

(Amounts in thousands, except per share amounts)

	Reflects Impact of ASC 606 Adoption
	2018	2017	2016	2015	2014
Consolidated Statement of Operations Data:
Net sales - (1)	$181,444	$160,567	$164,609	$382,090	$340,758
Cost of sales	154,524	133,491	137,278	355,517	315,948
Gross profit	26,920	27,076	27,331	26,573	24,810
Selling, general and administrative expenses	20,319	19,263	18,715	18,063	16,513
Separation expenses	2,446	—	—	—	—
Income from operations	4,155	7,813	8,616	8,510	8,297
Other income, net	962	740	317	348	461
Income before provision for income taxes	5,117	8,553	8,933	8,858	8,758
Provision for income taxes	1,579	3,491	3,032	3,028	2,998
Net income	$3,538	$5,062	$5,901	$5,830	$5,760
Net income per common share
Basic	$0.78	$1.13	$1.25	$1.22	$1.20
Diluted	$0.78	$1.13	$1.25	$1.22	$1.20
Weighted average common
shares outstanding:
Basic	4,358	4,299	4,503	4,634	4,661
Diluted	4,358	4,299	4,503	4,634	4,661

Net income excluding separation expenses, net of tax (Non-GAAP) - (2)	$5,546	$5,062	$5,901	$5,830	$5,760
Diluted earnings per share excluding separation expenses, net of tax (Non-GAAP) - (3)	$1.23	$1.13	$1.25	$1.22	$1.20

(1)	See Note 3 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10K, for information related to the impact on revenue from the adoption of ASC 606, effective January 1, 2018.

(2)

Excludes $2.0 million in expenses related to a separation and release agreement the Company entered into with its former Chairman and Chief Executive Officer upon his resignation on May 11, 2018, consisting of $1.7 million in accelerated vesting of restricted stock and $0.8 million in cash payments, net of $0.4 million in tax benefits. See table in Part II, Item 7 of this Form 10K for reconciliation of net income to net income excluding separation expense, net of tax (Non-GAAP).

(3)

Excludes $0.45 per share in expenses related to a separation and release agreement the Company entered into with its former Chairman and Chief Executive Officer upon on his resignation on May 11, 2018, consisting of $0.55 per share of separation expenses, net of $0.10 per share in tax benefits.

.

The selected financial data as of December 31, 2018 and 2017 reflects our adoption of ASC 606 – Revenue from Contracts with Customers (“ASC 606”). We have not adjusted the selected financial data as of any other date presented. See Note 3 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10K.

December 31,

(Amounts in thousands, except per share amounts)

	2018	2017	2016	2015	2014
Balance Sheet Data:
Cash and cash equivalents	$14,883	$5,530	$13,524	$23,823	$23,124
Working capital	36,214	29,859	24,477	30,568	31,161
Total assets	107,971	104,690	113,698	94,082	94,981
Total stockholders’ equity	40,573	38,712	37,611	38,659	39,567

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

We have subsidiaries in the United States, Canada and the Netherlands, through which its sales are made.

Factors Influencing Our Financial Results

We derive most of our net sales though the sale of third-party software licenses, maintenance and service agreements. In our Lifeboat Distribution segment, sales are impacted by the number of product lines we distribute, and sales penetration of those products into the reseller channel, product lifecycle competitive, and demand characteristics of the products which we are authorized to distribute. In our TechXtend segment sales are generally driven by sales force effectiveness and success in providing superior customer service, competitive pricing, and flexible payment solutions to our customers. Our sales are also impacted by external factors such as levels of IT spending and customer demand for products we distribute.

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

Dividend Policy and Share Repurchase Program. Historically we have sought to return value to investors through the payment of quarterly dividends and share repurchases. Total dividends paid and the dollar value of shares repurchased were $3.1 and $1.0 million for the year ended December 31, 2018, respectively, and $3.1 million and $3.0 million for the year ended December 31, 2017, respectively. The payment of future dividends is at the discretion of our Board of Directors and dependent on results of operations, projected capital requirements and other factors the Board of Directors may find relevant.

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

We adopted ASC 606 Revenue from Contracts with Customers effective January 1, 2018. Using the full retrospective method, we recasted our historical financial information to reflect the adoption as of the earliest reporting period presented. Under ASC 606, net sales for certain maintenance, service and security products we sell are recorded net of the related cost of sales. We refer to these items as being recorded on a “net basis” in the discussion below. Software and hardware products for which sales and cost of sales are reported on separate line items are referred to as being recorded on a “gross basis”.

Financial Overview

Net sales increased 13%, or $20.8 million, to $181.4 million for the year ended December 31, 2018, compared to $160.6 million for the same period in 2017. Gross profit decreased 1%, or $0.2 million, to $26.9 million for the year ended December 31, 2018, compared to $27.1 million in the prior year. Selling, general and administrative (“SG&A”) expenses increased 5%, or $1.0 million, to $20.3 million for the year ended December 31, 2018, compared to $19.3 million in the prior year. Separation expenses were $2.4 million for the year ended December 31, 2018; there were no such expenses in the prior year. Net income decreased 30%, or $1.6 million, to $3.5 million for the year ended December 31, 2018, compared to $5.1 million in the prior year. Weighted Average diluted shares outstanding increased by 1% from the prior year. Income per share diluted decreased 31% to $0.78 for the year ended December 31, 2018, compared to $1.13 for the same period in 2017.

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

Revenue

The Company adopted ASC 606 using the full retrospective method effective January 1, 2018. See Note 3 to the accompanying financial statements for further information. The Company utilizes judgement regarding performance obligations inherent in the products for services it sells including, whether ongoing maintenance obligations performed by third party vendors are distinct from the related software licenses, and allocation of sales prices among distinct performance obligations. These estimates require significant judgment to determine whether the software’s functionality is dependent on ongoing maintenance or if substantially all functionality is available in the original software download. We also use judgment in the allocation of sales proceeds among performance obligations, utilizing observable data such as stand-alone selling prices, or market pricing for similar products and services.

Allowance for Accounts Receivable

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management determines the estimate of the allowance for uncollectible accounts receivable by considering a number of factors, including historical experience, aging of the accounts receivable, and specific information obtained by the Company on the financial condition and the current creditworthiness of its customers. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At the time of sale, we record an estimate for sales returns based on historical experience. If actual sales returns are greater than estimated by management, additional expense may be incurred.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. In March, April, May and December 2016, the FASB issued additional updates to the new accounting standard which provide supplemental adoption guidance and clarifications. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue arising from contracts with customers. The Company adopted the new standard on January 1, 2018, using the full retrospective method which required us to recast our historical financial information to reflect the adoption as of the earliest reporting period presented. The most significant impact of adopting the standard relates to the determination of whether the Company is acting as a principal or an agent in the sale of third-party security software and software that is highly interdependent with support, as well as maintenance, support or other services. For additional information on the impact to reported results, please see Note 3 of the Consolidated Financial Statements in Part II of this Annual Report on Form 10-K.

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 supersedes the lease guidance under FASB ASC Topic 840, Leases, resulting in the creation of FASB ASC Topic 842, Leases. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term from operating leases.  For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors were originally required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, FASB issued ASU No. 2018-11, Targeted Improvements. This update still requires modified retrospective transition; however, it adds the option to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment in the current period instead of at the beginning of the earliest period presented. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company expects to elect to adopt the new accounting standard using the modified retrospective transition option. The Company is in the process of finalizing its evaluation of current leases and quantifying the impact to its balance sheet. The Company expects to recognize right of use assets and leases liabilities between $2.5 million and $3.5 million as of January 1, 2019. The Company does not expect the adoption of this standard to have a material impact on the Company’s Consolidated Statements of Earnings.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (“ASU 2016-15”) which reduces diversity in practice in how certain transactions are classified in the statement of cash flows. The new standard became effective for the Company beginning with the first quarter of 2018. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which permits the reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act (the “TCJA” or “U.S. tax reform”) from Accumulated other comprehensive income (loss) to Retained earnings. This new guidance is effective for the Company beginning on January 1, 2019 and must be applied either in the period of adoption or retrospectively to periods in which the effects of the TCJA are recognized. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In March 2018, the FASB issued ASU 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update), Income Taxes (Topic 740)” (“ASU 2018-05”). ASU 2018-05 provides guidance regarding the recording of tax impacts where uncertainty exists, in the period of adoption of the TCJA, which allowed companies to reflect provisional amounts for those specific income tax effects of the TCJA for which the accounting under ASC Topic 740 is incomplete but for which a reasonable estimate could be determined. The Company completed its Federal and State income tax filings for 2017 with no material change to amounts previously reported.

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

In July 2018, the FASB issued ASU 2018-09 – Codification Improvements (“ASU 2018-09”), which facilitates amendments to a variety of topics to clarify, correct errors in, or make minor improvements to the accounting standards codification. The effective date of the standard is dependent on the facts and circumstances of each amendment. Some amendments do not require transition guidance and will be effective upon the issuance of this standard. Most of the amendments in ASU 2018-09 will be effective in annual periods beginning after December 15, 2018. This new guidance is effective for the Company beginning on January 1, 2019 and is not expected to have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

Results of Operations

The following table sets forth for the years indicated the percentage of net sales represented by selected items reflected in the Company’s Consolidated Statements of Earnings. The year-to-year comparison of financial results is not necessarily indicative of future results:

	Year ended December 31,
	2018	2017	2016
Net sales	100%	100%	100%
Cost of sales	85.2	83.1	83.4
Gross profit	14.8	16.9	16.6
Selling, general and administrative expenses	11.2	12.0	11.4
Separation expenses	1.3	—	—
Income from operations	2.3	4.9	5.2
Other income	0.5	0.5	0.2
Income before income taxes	2.8	5.3	5.4
Income tax provision	0.9	2.2	1.8
Net income	1.9%	3.2%	3.6%

Non-GAAP Financial Measures

Our management monitors several financial and non-financial measures and ratios on a regular basis in order to track the progress of our business. We believe that the most important of these measures and ratios include net sales, gross margin, adjusted gross billings, gross profit as a percentage of gross billings, net income as a percentage of net sales, net income as a percentage of gross billings, and net income excluding separation expenses, net of taxes. We use a variety of operating and other information to evaluate the operating performance of our business, develop financial forecasts, make strategic decisions, and prepare and approve annual budgets. These key indicators include financial information that is prepared in accordance with US GAAP and presented in our Consolidated Financial Statements as well as non-US GAAP performance measurement tools.

	Year ended December 31,
Reconciliation of net sales to adjusted gross billings (Non-GAAP):	2018	2017	2016

Net sales	$181,444	$160,567	$164,609
Costs of sales related to Software – security or highly interdependent with support and maintenance, support or other services	328,506	288,812	253,522
Adjusted gross billings	$509,950	$449,379	$418,131

We define adjusted gross billings as net sales in accordance with US GAAP, adjusted for the cost of sales related to Software – security or highly interdependent with support and maintenance, support or other services. We provided a reconciliation of adjusted gross billings to net sales, which is the most directly comparable US GAAP measure. We use adjusted gross billings of product and services as a supplemental measure of our performance to gain insight into the volume of business generated by our business, and to analyze the changes to our accounts receivable and accounts payable. Our use of adjusted gross billings of product and services as analytical tools has limitations, and you should not consider it in isolation or as substitutes for analysis of our financial results as reported under US GAAP. In addition, other companies, including companies in our industry, might calculate Adjusted gross billings of product and services or similarly titled measures differently, which may reduce their usefulness as comparative measures.

Reconciliation of net income to net income excluding	Year ended December 31,
separation expenses, net of tax (Non-GAAP):	2018	2017	2016

Net income	$3,538	5,062	5,901
Separation expenses	2,446	-	-
Income tax benefits related to separation expenses	(438)	-	-
Net income excluding separation expenses, net of taxes	$5,546	$5,062	$5,901

We use net income excluding separation expenses as a supplemental measure of our performance to gain insight into comparison of our businesses profitability when compared to the prior year. Our use of net income excluding separation expenses, net of tax has limitations, and you should not consider it in isolation or as substitutes for analysis of our financial results as reported under US GAAP. In addition, other companies, including companies in our industry, might calculate separation expenses net of tax, or similarly titled measures differently, which may reduce their usefulness as comparative measures.

	Year ended December 31,
	2018	2017	2016

Net sales	$181,444	$160,567	$164,609
Adjusted gross billings (Non-GAAP)	$509,950	$449,379	$418,131
Gross profit	$26,920	$27,076	$27,331
Net income	$3,538	$5,062	$5,901
Net income excluding Separation expense (Non-GAAP)	$5,546	$5,062	$5,901
Gross margin % - Net sales	14.8%	16.9%	16.6%
Gross margin % - Adjusted gross billings (Non-GAAP)	5.3%	6.0%	6.5%
Net income - % of Net sales	1.9%	3.2%	3.6%
Net income - % of Adjusted gross billings (Non-GAAP)	0.7%	1.1%	1.4%
Net income excluding Separation expense % - Net sales (Non-GAAP)	3.1%	3.2%	3.6%

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Net Sales

Net sales increased 13%, or $20.8 million, to $181.4 million for the year ended December 31, 2018, from $160.6 million for the same period in 2017. Net sales in our Lifeboat Distribution segment increased $21.9 million, or 15%, to $163.5 million when compared to the prior year. This increase was offset, in part, by decreased net sales in our TechXtend segment (discussed below). Adjusted gross billings for the year ended December 31, 2018 increased 13%, or $60.6 million, to $510.0 million compared to $449.4 million for the same period in 2017.

The increase in our Lifeboat Distribution segment was primarily due to growth in sales penetration for several of our more significant product lines, the addition of several new product lines, as well as product mix shift resulting in an increased percent of our sales being reported on a gross basis.  The increases were partially offset by turnover in some vendor and customer accounts, including the termination of one of our vendor distribution agreements that accounted for less than 10% of net sales. While the tenure of our vendor relationships is generally for multiple years, the contractual terms of the distribution agreements themselves are short term in nature and vendors consolidate or change their relationships for various reasons. We operate in a competitive market in which vendor distribution and sales agreements are subject to turnover due to competitive bidding processes and other factors. Approximately 9.1% of our net sales during the year ended December 31, 2018 was attributable to security, maintenance and third-party service products which are recorded on a net basis compared to 10.4% in the same period of the prior year. Adjusted gross billings for the Lifeboat Distribution segment for the year ended increased 13%, or $52.3 million, to $469.7 million for the year ended December 31, 2018 compared to $417.4 million for the prior year.

  TechXtend segment net sales decreased $1.0 million, or 5%, to $17.9 million for the year ended December 31, 2018, compared to $18.9 million for the prior year. Sales in our TechXtend segment may vary significantly from year to year based on the timing of IT spending decisions by our larger customers and internal capital allocation decisions regarding the amount of capital we allocate to the extended payment program. Adjusted gross billings for the TechXtend segment for the year ended increased 26%, or $8.3 million, to $40.3 million for the year ended December 31, 2018 compared to $32.0 million for the prior year.

During the year ended December 31, 2018, we relied on two key customers for a total of 42.2% of our total net sales. One major customer accounted for 25.6% and the other for 16.6%, of our total net sales during the year ended December 31, 2018. These same customers accounted for 35.5% and 14.9%, of total net accounts receivable as of December 31, 2018.

Gross Profit

Gross profit for the year ended December 31, 2018 decreased 1%, or $0.2 million, to $26.9 million compared to $27.1 million for the prior year. Lifeboat Distribution segment gross profit increased 1%, or $0.2 million, to $23.4 million for the year ended December 31, 2018 compared to $23.2 million for the prior year due to higher net sales which were partially offset by the impact of lower gross margin as a percentage of net sales. TechXtend segment gross profit decreased 11%, or $0.4 million, to $3.5 million for the year ended December 31, 2018 compared to $3.9 million for the prior year due to the decreased level of net sales discussed above.

Gross profit margin (gross profit as a percentage of net sales) for the year ended December 31, 2018 was 14.8% compared to 16.9% in 2017. Lifeboat Distribution segment gross profit margin was 14.3% for the year ended December 31, 2018, compared to 16.4% in 2017. TechXtend segment gross profit margin for the year ended December 31, 2018 was 19.5%, compared to 20.6% in 2017.  The decreases in gross profit margin were primarily caused by lower gross profit margins as a percent of net sales for hardware,  software and other product sales which are reported on a gross basis and a change in the percentage mix of our products which are recorded net of the related cost of sales. During the year ended December 31, 2018 approximately 9.1% of our net sales was attributable to security, maintenance and third-party service products which are recorded on a net basis, or an effective 100% gross profit margin, compared to 10.4% in 2017. This shift in product mix had the effect of reducing gross profit as a percent of net sales by 90 basis points. The remainder of the decline was caused by lower gross profit margin on software and hardware products recorded on a gross basis, as growth in these products was primarily from high volume lines which are sold at lower gross profit margin than our average gross profit. We operate in a competitive environment where the trend has been and may continue to be for gross profit margins as a percentage of adjusted gross billings to decline.

Vendor rebates and discounts for the year ended December 31, 2018 were $2.4 million compared to $2.2 million in the same period last year. Vendor rebates are dependent on reaching certain targets set by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully. We anticipate that price competition in our market will continue in both of our business segments.

Selling, General and Administrative Expenses

SG&A expenses for the year ended December 31, 2018 increased 5%, or $1.0 million, to $20.3 million, compared to $19.3 million for the prior year. The increase in general and administrative expenses is primarily due to higher business development and field sales personnel expenses, as well as professional and public company related costs. SG&A expenses as a percentage of net sales were 11.2% for the year ended December 31, 2018 compared to 12.0% in 2017.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We plan to continue to expand our investment in information technology and marketing, while monitoring SG&A expenses closely.

Separation Expense

Separation expense for the year ended December 31, 2018 was $2.4 million related to the resignation of our former Chairman, President and Chief Executive Officer on May 11, 2018, consisting of a $1.7 million charge for accelerated vesting of restricted stock and $0.8 million in cash payments to be made over twelve months. There was no separation expense during 2017.

Income Taxes

For the year ended December 31, 2018, the Company recorded a provision for income taxes of $1.6 million, or 30.9% of income before taxes, compared to $3.5 million or 40.8% of income before taxes for 2017.  The Company’s effective tax rate for the year ended December 31, 2018 was impacted by limitations on the deductibility of executive compensation resulting from Section 162(m) of the Internal Revenue Code, and adjustments to the accrual for state income taxes in states which have enacted economic nexus statutes. The Company recorded a $0.4 million tax benefit related to separation expenses during the year ended December 31, 2018, resulting in a 16.5% effective tax benefit rate on that expense. We also adjusted our provision for state income taxes in states with economic nexus statutes by $0.2 million. The effective tax rate for ordinary income was 24.2% for the year ended December 31, 2018. The 2017 tax expense includes charges of $0.2 million resulting from the revaluation of deferred tax assets and transition tax for foreign unrepatriated earnings under the TCJA, and approximately $0.4 million related to a provision for state taxes for states with economic nexus statutes and other adjustments.

The TCJA was enacted on December 22, 2017 and introduced significant changes to the U.S. income tax law. Effective in 2018, the TCJA reduced U.S. statutory tax rates from 34% to 21%. Accordingly, we remeasured our deferred taxes as of December 31, 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are settled or realized.

Due to the timing of the enactment and the complexity involved in applying the provisions of TCJA, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017. We completed our Federal and State income tax filings for 2017 with no material changes to amounts previously reported.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Net Sales

Net sales, as reflected for the adoption of ASC 606 where using the full retrospective method we recasted our historical financial information to reflect the adoption as of the earliest reporting period presented, for the year ended December 31, 2017 decreased 2%, or $4.0 million, to $160.6 million, compared to $164.6 million for the same period in 2016.  Adjusted gross billings for the year ended December 31, 2017 increased 7%, or $31.3 million, to $449.4 million, compared to $418.1 million for the same period in 2016.

Lifeboat Distribution segment net sales for the year ended December 31, 2017 increased 3%, or $4.6 million, to $141.7 million, compared to $137.1 million for the same period a year earlier.  The increase in our Lifeboat Distribution segment was primarily due to growth in sales penetration for several of our more significant product lines, as well as the addition of several new product lines. The increases were partially offset by turnover in some vendor and customer accounts due to competitive bid situations. We operate in a competitive market in which some sales agreements are subject to periodic competitive bidding processes, resulting in fluctuations from year to year based on the outcome. Adjusted gross billings for the Lifeboat Distribution segment increased 13%, or $47.9 million,  to $417.4 million for the year ended December 31, 2017, compared to $369.5 million for the same period in 2016.

TechXtend segment net sales decreased 31%, or  $8.6 million, to $18.9 million for the year ended December 31, 2017, compared to $27.5 million for the prior year. The decrease in TechXtend was due primarily to lower large enterprise sales, including those sold under extended payment terms. Large enterprise sales tend to fluctuate from period to period based on the timing of customer purchasing decisions for IT projects. The Company’s focus on extended payment sales is impacted by such timing, and internal capital allocation decisions. During 2017, a significant amount of our working capital was invested in vendor prepayments and extended payment sales from the fourth quarter of 2016, reducing our emphasis on this business during 2017. Adjusted gross billings for the TechXtend segment decreased 34%, or $16.6 million, to $32.0 million for the year ended December 31, 2017, compared to $48.6 million for the same period in 2016.

Gross Profit

Gross profit for the year ended December 31, 2017 decreased 1%, or $0.2 million, to $27.1 million, compared to $27.3 million for the same period in 2016. Lifeboat Distribution segment gross profit increased 4%, or $0.9 million, to $23.2 million for the year ended December 31, 2017, compared to $22.3 million for the same period in the prior year. TechXtend segment gross profit decreased 22%, or $1.1 million, to $3.9 million for the year ended December 31, 2017, compared to $5.0 million for the same period in the prior year. Gross profit decreased primarily due to lower extended payment terms sales in our TechXtend segment described above and vendor competitive pressures on gross profit margins as discussed below, which were mitigated in part by the impact of increased sales in our Lifeboat Distribution segment.

Gross profit margin (gross profit as a percentage of net sales) for the year ended December 31, 2017 was 16.9% compared to 16.6% in 2016. Lifeboat Distribution segment gross profit margin was 16.4% for the year ended December 31, 2017 compared to 16.3% in 2016. TechXtend segment gross profit margin for the year ended December 31, 2017 was 20.6% compared to 18.1% in 2016.  The increase in gross profit margin was due to a decrease in larger enterprise and public sector sales. Sales of large enterprise licenses and related equipment typically carry a lower gross profit margin as a percent of gross billings, and lower incremental selling and administrative costs as a percentage of revenue, than smaller account sales.

Vendor rebates and discounts for the year ended December 31, 2017 was $2.2 million compared to $2.0 million in 2016. Vendor rebates are dependent on reaching certain targets set by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully. We anticipate that price competition in our market will continue in both of our business segments.

Selling, General and Administrative Expenses

SG&A expenses for the year ended December 31, 2017 increased $0.6 million or 3% to $19.3 million, compared to $18.7 million for the same period in 2016. The increase in general and administrative expenses is primarily due to higher employee related and other expenses to support our growth and compliance as a public company. SG&A expenses were 12.0% of net sales for the year ended December 31, 2017, and 11.4% for the same period in 2016.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We plan to continue to expand our investment in information technology and marketing, while monitoring our sales and general and administrative expenses closely.

Income Taxes

For the year ended December 31, 2017, the Company recorded a provision for income taxes of $3.5 million, or 40.8% of income before taxes, compared to $3.0 million or 33.9% of income before taxes for 2016. The 2017 tax expense includes charges of $0.2 million resulting from the revaluation of deferred tax assets and transition tax for foreign unrepatriated earnings under the TCJA, and approximately $0.4 million related to a provision for state taxes for states with economic nexus statutes and other adjustments.

The TCJA was enacted on December 22, 2017 and introduced significant changes to the U.S. income tax law. Effective in 2018, the TCJA reduces U.S. statutory tax rates from 34% to 21%. Accordingly, we remeasured our deferred taxes as of December 31, 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are settled or realized.

Due to the timing of the enactment and the complexity involved in applying the provisions of the TCJA, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017. We completed our Federal and State income tax filings for 2017 with no material changes to amounts previously reported.

Liquidity and Capital Resources

Our cash and cash equivalents increased by $9.4 million to $14.9 million at December 31, 2018 from $5.5 million at December 31, 2017.  The increase in cash was primarily the result of cash provided by operating activities of $13.9 million offset, in part, by use of cash for stock repurchases and dividends of $4.1 million.

Net cash provided by operating activities for the year ended December 31, 2018 was $13.9 million, comprised of net income adjusted for non-cash items of $5.9 million, plus cash provided by changes in operating assets and liabilities of $8.0 million.

 The increase in cash provided by changes in operating assets and liabilities in 2018 was primarily due to a decrease in net working capital (accounts receivable, inventory, and vendor prepayments less accounts payable) required to support our business. The decreased working capital is primarily driven by $3.7 million utilization in 2018 of a prior year vendor prepayment as part of a distribution agreement. Our accounts receivable – long term decreased by approximately $4.3 million during 2018 due to collection of receivables with extended payment term sales.

Net cash used by operating activities for the year ended December 31, 2017 was $2.0 million, comprised of net income adjusted for non-cash items of $6.5 million, offset by cash used in changes in operating assets and liabilities of $8.5 million. Net cash used in operating activities for the year ended December 31, 2016 was $0.5 million, comprised of net income adjusted for non-cash items of $7.6 million, offset by cash used by changes in operating assets and liabilities of $8.1 million.

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

In 2018, net cash used in investing activities was $0.3 million, compared to $0.4 million and $1.0 million in 2017 and 2016, respectively.  The decrease from 2016 to 2017 was primarily due to capital expenditures for equipment and leasehold improvements related to our new office in 2016. In October 2016, the Company moved into a new office, occupying approximately 20,000 square foot facility under a ten-year lease with renewal options.

Net cash used in financing activities for the year ended December 31, 2018 of $4.1 million was comprised of $3.1 million of dividend payments on our Common Stock, and $1.0 million for the purchases of treasury shares of our Common Stock.

Net cash used in financing activities for the year ended December 31, 2017 of $6.0 million was comprised of $3.1 million of dividend payments on our Common Stock, and $3.0 million for the purchases of treasury shares of our Common Stock.

On December 3, 2014, the Board of Directors of the Company approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. On February 2, 2017, the Board of Directors approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. The Company is authorized to purchase 547,488 shares of Common Stock as of December 31, 2018. The Common Stock repurchase program does not have an expiration date.

As of December 31, 2018, we held 788,006 shares of our Common Stock in treasury at an average cost of $17.06 per share. As of December 31, 2017, we held 829,671 shares of our Common Stock in treasury at an average cost of $17.12 per share. We intend to hold the repurchased shares in treasury for general corporate purposes, including issuances under various stock plans.

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

At December 31, 2018 and 2017, the Company had no borrowings outstanding under the Credit Facility. The Company incurred $0.1 million of interest expense, related to the Credit Facility for the years ended December 31, 2018 and 2017.

Our current and anticipated use of cash and cash equivalents is to fund working capital, operational expenditures, the stock repurchase program and dividends, if any, declared by the Board of Directors.

Contractual Obligations as of December 31, 2018

(Amounts in thousands)

Payment due by Period	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating Leases Obligations (1)	$3,776	$484	$1,257	$935	$1,100
Total Contractual Obligations	$3,776	$484	$1,257	$935	$1,100

(1)

Operating leases relate primarily to the leases of the space used for our operations in Eatontown, New Jersey; Mesa, Arizona; Mississauga, Canada; and Amsterdam, Netherlands. The commitments for operating leases include the minimum rent payments.

As of December 31, 2018, the Company is not committed by lines of credit or standby letters of credit, and has no standby repurchase obligations or other commercial commitments (see Note 6 - Credit Facility in the Notes to our Consolidated Financial Statements).

Foreign Exchange

The Company’s foreign business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. We are subject to fluctuations primarily in the Canadian and Euro Dollar-to-U.S. Dollar exchange rate.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

In addition to its activities in the USA, 7% and 6% of the Company’s 2018 sales were generated in Canada and Europe and the rest of the world, respectively. We are subject to general risks attendant to the conduct of business in Canada and other countries, including economic uncertainties and foreign government regulations. In addition, the Company’s foreign businesses are subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors.

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

Management Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Internal control over financial reporting includes maintaining records in reasonable detail that accurately and fairly reflect our transactions and disposition of assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with US GAAP; providing reasonable assurance that receipts and expenditures of the Company, are made in accordance of with authorizations of management and directors of the Company; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that, owing to changes in conditions, controls may become inadequate, or that the degree of compliance with policies or procedures may deteriorate.

Management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

In January 2018, we implemented certain internal controls over financial reporting in conjunction with our adoption of ASC Topic 606, Revenue from Contracts with Customers. Also, during 2018, in conjunction with our outside consultants, we modified certain account review procedures and trained personnel to remediate deficiencies in our internal controls that we identified in 2017 that when viewed in aggregate constituted a material weakness in our internal controls. These deficiencies related to documentation and review procedures in our financial close process. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, BDO USA, LLP, has audited our internal control over financial reporting as of December 31, 2018. Their attestation report on the audit of our internal control over financial reporting is included below.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required hereunder, with the exception of the information relating to the Company’s Code of Ethical Conduct that is presented in Part I under the heading “Available Information,” is incorporated by reference herein from our Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than May 1, 2019 (the “Definitive Proxy Statement”) under the sections captioned “Election of Directors,” “Corporate Governance” and “Section 16 (a) Beneficial Ownership Reporting Compliance.”

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

10.1

Second Amended and Restated Revolving Credit Loan Agreement, dated November 15, 2017, by and among Wayside Technology Group, Inc., Lifeboat Distribution, Inc., Techxtend, Inc., Programmer’s Paradise, Inc., and ISP International Software Partners, Inc., as Co-Borrowers, and Citibank, N.A., as Lender. (7)

10.2

Second Amended and Restated Credit Loan Note, dated November 15, 2017, by and among Wayside Technology Group, Inc., Lifeboat Distribution, Inc., Techxtend, Inc., Programmer’s Paradise, Inc., and ISP International Software Partners, Inc., as Co-Borrowers, and Citibank, N.A., as Lender. (7)

10.3

Second Amended and Restated Security Agreement, dated November 15, 2017, by and among Wayside Technology Group, Inc., Lifeboat Distribution, Inc., Techxtend, Inc., Programmer’s Paradise, Inc., and ISP International Software Partners, Inc., as Debtors, and Citibank, N.A., as Lender.  (7)

10.4	Second Amended and Restated Pledge and Security Agreement, dated November 15, 2017, by and between Wayside Technology Group, Inc., as Grantor, and Citibank, N.A., as Secured Party. (7)

10.5	Code of Ethics and Business Conduct. (8)

10.6	Employment agreement dated January 3, 2018 between the Company and Dale Foster. (9)

10.7	Employment agreement dated January 2, 2018 between the Company and Charles Bass. (9)

10.10	Form of Officer and Director Indemnification Agreement. (10)

Exhibit No.	Description of Exhibit

10.11	2012 Stock-Based Compensation Plan. (6)

10.13	Employment Agreement, dated January 12, 2006, between the Company and Simon F. Nynens. (4)

10.14	Offer Letter, dated January 6, 2003, from the Company to Vito Legrottaglie. (5)

10.28	Form of Non-Qualified Stock Option Agreement. (3)

21.1	Subsidiaries of the Registrant. (11)

23.1	Consent of BDO USA, LLP. (11)

23.2	Consent of EisnerAmper LLP. (11)

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Steve DeWindt, the Chief Executive Officer of the Company. (11)

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Michael Vesey, the Vice President and Chief Financial Officer of the Company. (11)

31.3	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Kevin T. Scull, the Vice President and Chief Accounting Officer of the Company. (11)
32.1

Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Steve DeWindt, the Chief Executive Officer of the Company. (11)

32.2

Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Michael Vesey, the Vice President and Chief Financial Officer of the Company. (11)

32.3

Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Kevin T. Scull, the Vice President and Chief Accounting Officer of the Company. (11)

99.1	Insider Trading Policy. (11)

101

The following financial information from Wayside Technology Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 18, 2019, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Earnings, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statements.

(1)

Incorporated by reference to the exhibits of the same number to the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-92810) filed on May 30, 1995, July 7, 1995 and July 18, 1995.

(2)	Incorporated by reference to the exhibits of the same number to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 3, 2006.

(3)	Incorporated by reference to exhibits of the same number filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008.

(4)	Incorporated by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed on May 12, 2006.

(5)	Incorporated by reference to exhibits of the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed on May 15, 2007.

(6)	Incorporated by reference to Exhibit A of the Registrant’s Definitive Annual Meeting Proxy Statement filed on April 24, 2012.

(7)	Incorporated by reference to the Registrant’s Form 8-K filed on November 20, 2017.

(8)	Incorporated by reference to the Registrant’s Form 8-K filed on December 8, 2017.

(9)	Incorporated by reference to exhibits of the same number filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 15, 2018.

(10)	Incorporated by reference to exhibits of the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the Period Ended March 31, 2017 filed May 5, 2017.

(11)	Furnished herewith.

(b)	The exhibits required by Item 601 of Regulation S-K are reflected above in Section (a) 3. of this Item.

(c)	The financial statement schedule is included as reflected in Section (a) 2. of this Item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Eatontown, New Jersey, on March 18, 2019.

WAYSIDE TECHNOLOGY GROUP, INC.

By:	/s/ Steve DeWindt
Steve DeWindt, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

	President, Chief Executive Officer and	March 18, 2019
/s/ Steve DeWindt	Director
Steve DeWindt	(Principal Executive Officer)

/s/ Michael Vesey	Vice President and	March 18, 2019
Michael Vesey	Chief Financial Officer
(Principal Financial Officer)

/s/ Kevin Scull	Vice President and	March 18, 2019
Kevin T. Scull	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Jeffrey Geygan	Chairman of the Board of Directors	March 18, 2019
Jeffrey R. Geygan

/s/ Mike Faith	Director	March 18, 2019
Mike Faith

/s/ Diana Kurty	Director	March 18, 2019
Diana Kurty

Items 8 and 15(a)

Wayside Technology Group, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Wayside Technology Group, Inc.

Eatontown, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Wayside Technology Group, Inc. and subsidiaries (the “Company”) as of December 31, 2018, the related consolidated statements of earnings and comprehensive income, stockholders’ equity, and cash flows for the period then ended December 31, 2018, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018, and the results of their operations and their cash flows for the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 18, 2019, expressed an unqualified opinion thereon.

Change in Accounting Principle

On January 1, 2018, the Company adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). The effects of the adoption are described in Note 3 to the consolidated financial statements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2018.

Woodbridge, New Jersey

March 18, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Wayside Technology Group, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Wayside Technology Group, Inc. and Subsidiaries (the "Company") as of December 31, 2017, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the years ended December 31, 2017 and 2016, including the related notes and the financial statement schedule identified in Item 15(a)(2) (collectively referred to as the "consolidated financial statements").  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017, and the consolidated results of their operations and their cash flows for each of the years ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

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

/s/ EisnerAmper LLP

We served as the Company's auditor from 2010 through 2018.

Iselin, New Jersey

March 15, 2018, except for the effects of the retrospective adoption of accounting for revenue recognition as discussed in Note 3 to the consolidated financial statements, as to which the date is March 18, 2019.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Wayside Technology Group, Inc.

Eatontown, New Jersey

Opinion on Internal Control over Financial Reporting

We have audited Wayside Technology Group, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company and subsidiaries as of December 31, 2018, the related consolidated statements of earnings and comprehensive income, stockholders’ equity, and cash flows for the period ended December 31, 2018, and the related notes and schedule and our report dated March 18, 2019, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

Woodbridge, New Jersey

March 18, 2019

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$14,883	$5,530
Accounts receivable, net of allowances of $785 and $862, respectively	81,351	78,177
Inventory, net	1,473	2,794
Vendor prepayments	3,172	6,837
Prepaid expenses and other current assets	1,988	1,718
Total current assets	102,867	95,056

Equipment and leasehold improvements, net	1,588	1,828
Accounts receivable-long-term, net	3,156	7,437
Other assets	215	231
Deferred income taxes	145	138
	$107,971	$104,690
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$66,653	$65,197
Total current liabilities	66,653	65,197

Deferred rent and tenant allowances	745	781

Total liabilities	67,398	65,978

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 5,284,500 shares issued: 4,496,494 and 4,454,829 shares outstanding, respectively	53	53
Additional paid-in capital	32,392	31,257
Treasury stock, at cost, 788,006 and 829,671 shares, respectively	(13,447)	(14,207)
Retained earnings	22,994	22,522
Accumulated other comprehensive loss	(1,419)	(913)
Total stockholders’ equity	40,573	38,712
	$107,971	$104,690

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Statements of Earnings

(Amounts in thousands, except per share amounts)

	Year ended December 31,

	2018	2017	2016

Net sales	$181,444	$160,567	$164,609

Cost of sales	154,524	133,491	137,278

Gross profit	26,920	27,076	27,331

Selling, general, and administrative expenses	20,319	19,263	18,715

Separation expenses	2,446	—	—

Income from operations	4,155	7,813	8,616

Other income (expense):

Interest, net	907	699	318

Foreign currency transaction gains (loss)	55	41	(1)

Income before provision for income taxes	5,117	8,553	8,933

Provision for income taxes	1,579	3,491	3,032

Net income	$3,538	$5,062	$5,901

Income per common share-Basic	$0.78	$1.13	$1.25

Income per common share-Diluted	$0.78	$1.13	$1.25

Weighted average common shares outstanding — Basic	4,358	4,299	4,503

Weighted average common shares outstanding — Diluted	4,358	4,299	4,503

Dividends paid per common share	$0.68	$0.68	$0.68

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	Year ended December 31,
	2018	2017	2016

Net income	$3,538	$5,062	$5,901

Other comprehensive (loss) income:
Foreign currency translation adjustments	(506)	698	(160)
Other comprehensive (loss) income	(506)	698	(160)

Comprehensive income	$3,032	$5,760	$5,741

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	(Loss) Income	Total
Balance at January 1, 2016	5,284,500	$53	$32,540	583,688	$(10,296)	$17,813	$(1,451)	$38,659
Net income	—	—	—	—	—	5,901	—	5,901
Translation adjustment	—	—	—	—	—	—	(160)	(160)
Dividends paid	—	—	—	—	—	(3,199)	—	(3,199)
Share-based compensation expense	—	—	1,673	—	—	—	—	1,673
Tax benefit from share-based compensation	—	—	141	—	—	—	—	141
Restricted stock grants (net of forfeitures)	—	—	(3,671)	(164,085)	3,671	—	—	—
Treasury shares repurchased	—	—	—	309,463	(5,404)	—	—	(5,404)
Balance at December 31, 2016	5,284,500	53	30,683	729,066	(12,029)	20,515	(1,611)	37,611
Net income	—	—	—	—	—	5,062	—	5,062
Translation adjustment	—	—	—	—	—	—	698	698
Dividends paid	—	—	—	—	—	(3,055)	—	(3,055)
Share-based compensation expense	—	—	1,350	—	—	—	—	1,350
Restricted stock grants (net of forfeitures)	—	—	(776)	(64,382)	776	—	—	—
Treasury shares repurchased	—	—	—	164,987	(2,954)	—	—	(2,954)
Balance at December 31, 2017	5,284,500	53	31,257	829,671	(14,207)	22,522	(913)	38,712
Net income	—	—	—	—	—	3,538	—	3,538
Translation adjustment	—	—	—	—	—	—	(506)	(506)
Dividends paid	—	—	—	—	—	(3,066)	—	(3,066)
Share-based compensation expense	—	—	2,769	—	—	—	—	2,769
Restricted stock grants (net of forfeitures)	—	—	(1,634)	(115,824)	1,799	—	—	165
Treasury shares repurchased	—	—	—	74,159	(1,039)	—	—	(1,039)
Balance at December 31, 2018	5,284,500	$53	$32,392	788,006	$(13,447)	$22,994	$(1,419)	$40,573

The accompanying notes are an integral part of the consolidated financial statements

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income	$3,538	$5,062	$5,901
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	482	477	296
Benefit from doubtful accounts receivable	(75)	(95)	(73)
Deferred income tax (benefit) expense	(7)	278	105
Share-based compensation expense	2,769	1,512	1,673
Loss on disposal of fixed assets	17	—	12
Amortization of discount on accounts receivable	(869)	(747)	(308)
Changes in operating assets and liabilities:
Accounts receivable	1,538	11,540	(28,348)
Inventory	1,312	(461)	(361)
Prepaid expenses and other current assets	(280)	31	(625)
Vendor prepayments	3,665	(6,837)	—
Accounts payable and accrued expenses	1,841	(12,656)	21,246
Other assets and liabilities	(30)	(125)	(34)
Net cash provided by (used in) operating activities	13,901	(2,021)	(516)

Cash flows used in investing activities
Purchase of equipment and leasehold improvements	(266)	(359)	(1,040)
Net cash used in investing activities	(266)	(359)	(1,040)

Cash flows used in financing activities
Purchase of treasury stock	(1,039)	(2,954)	(5,404)
Borrowings under revolving credit facility	10,000	2,000	—
Repayments of borrowings under revolving credit facility	(10,000)	(2,000)	—
Tax benefit from share-based compensation	—	—	141
Dividends paid	(3,066)	(3,055)	(3,199)
Net cash used in financing activities	(4,105)	(6,009)	(8,462)

Effect of foreign exchange rate on cash	(177)	395	(281)

Net increase (decrease) in cash and cash equivalents	9,353	(7,994)	(10,299)
Cash and cash equivalents at beginning of period	5,530	13,524	23,823
Cash and cash equivalents at end of period	$14,883	$5,530	$13,524

Supplementary disclosure of cash flow information:
Income taxes paid	$2,338	$2,437	$2,559

Leasehold improvements funded by tenant allowance	$-	$-	$840

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

Note 1.    Description of Business

Wayside Technology Group, Inc. and Subsidiaries (the “Company”), was incorporated in Delaware in 1982.  The Company distributes technology products developed by others to resellers who in turn sell to end customers worldwide. The Company also resells computer software and hardware developed by others and provides technical services directly to customers in the United States of America (“USA”) and Canada. The Company also operates a sales branch in Europe to serve our customers in this region of the world. The Company offers an extensive line of products from leading publishers of software and tools for virtualization/cloud computing, security, networking, storage & infrastructure management, application lifecycle management and other technically sophisticated domains as well as computer hardware.

The Company is organized into two reportable operating segments. The “Lifeboat Distribution” segment distributes technical software to corporate resellers, value added resellers (VARs), consultants and systems integrators worldwide. The “TechXtend” segment is a value-added reseller of software, hardware and services, selling to end user corporations, government organizations and academic institutions in the USA and Canada.

Note 2.  Summary of Significant Accounting Policies

Principles of Consolidation and Operations

The consolidated financial statements include the accounts of Wayside Technology Group, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make extensive use of certain estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant areas of estimation include but are not limited to accounting for allowance for doubtful accounts, sales returns, allocation of revenue in multiple deliverable arrangements, principal vs. agent considerations, discount rates applicable to long term receivables, inventory obsolescence, income taxes, depreciation, contingencies and stock-based compensation. Actual results could differ from those estimates.

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	Year ended December 31,
	2018	2017	2016
Numerator:
Net income	$3,538	$5,062	$5,901

Less distributed and undistributed income allocated to participating securities	118	222	251

Net income attributable to common shareholders	3,420	4,840	5,650

Denominator:
Weighted average common shares (Basic)	4,358	4,299	4,503

Weighted average common shares including assumed conversions (Diluted)	4,358	4,299	4,503

Basic net income per share	$0.78	$1.13	$1.25
Diluted net income per share	$0.78	$1.13	$1.25

Cash Equivalents

The Company considers all liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents.

Accounts Receivable

Accounts receivable principally represents amounts collectible from our customers. The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support any outstanding obligation. From time to time, we sell accounts receivable to a financial institution on a non-recourse basis for cash, less a discount. The Company has no significant retained interests or servicing liabilities related to the accounts receivable sold. Proceeds from the sale of receivables approximated their discounted book value and were included in operating cash flows on the Consolidated Statements of Cash Flows.

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

Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 2018 and 2017, because of the relative short maturity of these instruments. The Company’s accounts receivable-long-term is discounted to their present value at prevailing market rates at the time of sale which, approximates fair value as of December 31, 2018 and 2017.

Inventory

Inventory, consisting primarily of finished products held for resale, is stated at the lower of cost or market.

Vendor Prepayments

Vendor prepayments represents advance payments made to vendors to be applied against future purchases. Any amounts not expected to be utilized to apply against purchases within one year are reclassified to other long-term assets.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost. Equipment depreciation is calculated using the straight-line method over three to five years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the related lease terms, whichever is shorter.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted the requirements of Accounting Standards Update, or ASU, No. 2014-09 Revenue from Contracts with Customers, or Accounting Standard Codification (“ASC”) 606 using the full retrospective method, as discussed in detail in Note 3. All amounts and disclosures set forth in this Annual Report on Form 10-K have been updated to comply with ASC 606 as discussed in Note 3.

Stock-Based Compensation

The Company has stockholder-approved stock incentive plans for employees and directors. Stock- based compensation is recognized based on the grant date fair value and is recognized as expense on a straight-line basis over the requisite service period.

Separation Expenses

Separation expenses consist of expenses related to accelerated vesting of restricted stock and other cash payments to be made to the Company’s former Chairman of the Board, President and Chief Executive Officer pursuant to a separation agreement dated May 11, 2018.

Interest, net

Interest, net consists primarily of income from the amortization of the discount on accounts receivable long term, net of interest expense on the Company’s credit facility.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. This method also requires a valuation allowance against the net deferred tax asset if, based on the weighted available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense when assessed. The Company accounts for uncertainties in accordance with FASB ASC 740 “Income Taxes”. This standard clarified the accounting for uncertainties in income taxes. The standard prescribes criteria for recognition and measurement of tax positions. It also provides guidance on derecognition, classification, interest and penalties, and disclosures related to income taxes associated with uncertain tax positions. The Company classifies all deferred tax asset or liabilities as non-current on the balance sheet in accordance with ASU 2015-17 which the Company has adopted.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current-year presentation, including the reclassification of certain vendor rebates from prepaids expenses and other current assets to accounts payable and accrued expenses and the reclassification of deferred rent and tenant allowances from current liabilities to long-term liabilities. See Note 3 for certain balance sheet reclassifications relating to the Company’s adoption of ASC 606.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. In March, April, May and December 2016, the FASB issued additional updates to the new accounting standard which provide supplemental adoption guidance and clarifications. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue arising from contracts with customers. The Company adopted the new standard on January 1, 2018, using the full retrospective method which required us to recast our historical financial information to reflect the adoption as of the earliest reporting period presented. The most significant impact of adopting the standard relates to the determination of whether the Company is acting as a principal or an agent in the sale of third-party security software and software that is highly interdependent with support, as well as maintenance, support or other services. See Note 3 (Revenue Recognition).

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 supersedes the lease guidance under FASB ASC Topic 840, Leases, resulting in the creation of FASB ASC Topic 842, Leases. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term from operating leases. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors were originally required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, FASB issued ASU No. 2018-11, Targeted Improvements. This update still requires modified retrospective transition; however, it adds the option to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment in the current period instead of at the beginning of the earliest period presented. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company expects to elect to adopt the new accounting standard using the modified retrospective transition option. The Company is in the process of finalizing its evaluation of current leases and quantifying the impact to its balance sheet. The Company expects to recognize right of use assets and leases liabilities between $2.5 million and $3.5 million as of January 1, 2019. The Company does not expect the adoption of this standard to have a material impact on the Company’s Consolidated Statements of Earnings.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (“ASU 2016-15”) which reduces diversity in practice in how certain transactions are classified in the statement of cash flows. The new standard became effective for the Company beginning with the first quarter of 2018. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which permits the reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act (the “TCJA” or “U.S. tax reform”) from Accumulated other comprehensive income (loss) to Retained earnings. This new guidance is effective for the Company beginning on January 1, 2019 and must be applied either in the period of adoption or retrospectively to periods in which the effects of the TCJA are recognized. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In March 2018, the FASB issued ASU 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update), Income Taxes (Topic 740)” (“ASU-2018-05”). ASU 2018-05 provides guidance regarding the recording of tax impacts where uncertainty exists, in the period of adoption of the TCJA, which allowed companies to reflect provisional amounts for those specific income tax effects of the TCJA for which the accounting under ASC Topic 740 is incomplete but for which a reasonable estimate could be determined. The Company completed its Federal and State income tax filings for 2017 with no material change to amounts previously reported.

In June 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-07, “Compensation — Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), which aligns the measurement and classification guidance for share-based payments to nonemployees with that for employees, with certain exceptions. It expands the scope of ASC 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in the entity’s own operations and supersedes the guidance in ASC 505-50. The ASU retains the existing cost attribution guidance, which requires entities to recognize compensation cost for nonemployee awards in the same period and in the same manner (i.e., capitalize or expense) they would if they paid cash for the goods or services, but it moves the guidance to ASC 718. The guidance also allows nonpublic entities to account for nonemployee awards using certain practical expedients that are already available for employee awards, but the same accounting policies must be used for awards to both employees and nonemployees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this guidance.

In July 2018, the FASB issued ASU 2018-09 – Codification Improvements (“ASU 2018-09”), which facilitates amendments to a variety of topics to clarify, correct errors in, or make minor improvements to the accounting standards codification. The effective date of the standard is dependent on the facts and circumstances of each amendment. Some amendments do not require transition guidance and will be effective upon the issuance of this standard. Most of the amendments in ASU 2018-09 will be effective in annual periods beginning after December 15, 2018. This new guidance is effective for the Company beginning on January 1, 2019 and is not expected to have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

3.  Revenue Recognition

Effective January 1, 2018, we adopted ASC 606 using the full retrospective method, which requires us to recast our historical financial information to reflect the adoption as of the earliest reporting period presented. There was no adjustment to equity as a result of the adoption. The most significant impact of adopting the standard relates to the determination of whether the Company is acting as a principal or an agent in the sale of third-party security software and software that is highly interdependent with support, as well as maintenance, support and other services. Historically, under the transfer of risk and rewards model of revenue recognition, the Company has accounted for primarily all its sales on a gross basis. The new guidance requires the Company to identify performance obligations and assess transfer of control. While assessing its performance obligations for sales of security software and software subscriptions that are highly interdependent with support, the Company determined that the vendor has ongoing performance obligations with the end customer that are not separately identifiable from the software itself. The Company also determined that the vendor has ongoing performance obligation for sales of certain third-party maintenance, support and service contracts. In these instances, the Company has determined that it does not have control and is acting as an agent in the sale. When acting as an agent in a transaction, the Company accounts for sales on a net basis, with the vendor cost associated with the sale recognized as a reduction of revenue.

The Company also changed its presentation of its accrual for returns and recognized this as a refund liability within the accounts payable and accrued expense line of the balance sheet. The amount previously had been recorded as a reduction of accounts receivable. Additionally, the asset for the right to recover from customers settling the refund liability is presented separately from the refund liability. This amount had previously been recorded as a reduction of accounts payable and accrued expenses. As a result, in our consolidated balance sheets, we reclassified our sales return allowance from accounts receivable, net of allowances to accounts payable and accrued expenses and reclassified the relating asset for the right to recover from customers settling the refund liability from accounts payable and accrued expenses to prepaid expenses and other current assets.

ASC 606 Adoption Impact to Previously Reported Results

The tables below present historical information adjusted as if the standard had been adopted on January 1, 2016 for all periods presented. The effect of these changes for each quarter of 2017 is presented in Note 11.

	Year ended December 31, 2017			Year ended December 31, 2016
	As	Impact	As	As	Impact	As
	Reported	of Adoption	Adjusted	Reported	of Adoption	Adjusted

Net sales	$449,379	$(288,812)	$160,567	$418,131	$(253,522)	$164,609
Cost of sales	422,303	(288,812)	133,491	390,800	(253,522)	137,278
Gross profit	$27,076	$—	$27,076	$27,331	$—	$27,331

The following table presents the effect from the adoption of ASC 606 on the consolidated balance sheet.

	As of December 31, 2017
	As	Impact	As
	Reported	of Adoption	Adjusted
Assets:
Accounts receivable, net of allowances	$76,937	$1,240	$78,177
Prepaid expenses and other current assets	$553	$1,165	$1,718

Liabilities:
Accounts payable and accrued expenses	$62,792	$2,405	$65,197

There is no impact to stockholders’ equity from the adoption of ASC 606.

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

Identification of the performance obligations in the contract — Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are capable of being distinct, whereby the customer can benefit from the goods or service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods or services, we apply judgment to determine whether promised goods or services are capable of being distinct in the context of the contract. If these criteria are not met the promised goods or services are accounted for as a single performance obligation.

Determination of the transaction price —The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods or services to the customer. Net sales are recorded net of estimated discounts, rebates, and returns. Vendor rebates are recorded when earned as a reduction to cost of sales or inventory, as applicable.

Allocation of the transaction price to the performance obligations in the contract — If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price, or SSP, basis. We determine SSP based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through established standard prices, we use judgement and estimate the standalone selling price considering available information such as market pricing and pricing related to similar products. Contracts with a significant financing component are discounted to their present value at contract inception and accreted up to the expected payment amounts. These contracts generally offer customers extended payment terms of up to three years.

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

Disaggregation of Revenue

We generate revenue from the re-sale of third-party software licenses, subscriptions, hardware, and related service contracts. Finance fees related to sales are classified as interest income. The following table depicts the disaggregation of revenue according to revenue type and is consistent with how we evaluate our financial performance:

Net sales:	Year ended December 31,
	2018	2017	2016
Hardware, software and other products	$164,870	$143,920	$148,949
Software - security & highly interdependent with support	6,527	5,939	4,916
Maintenance, support & other services	10,047	10,708	10,744
Net sales	$181,444	$160,567	$164,609

See Note 10 for disaggregation of revenue by segment and geography.

Hardware, software and other products - Hardware product consists of sales of hardware manufactured by third parties. Hardware product is delivered from our warehouse or drop shipped directly from the vendor. Revenue from our hardware products is recognized on a gross basis, with the selling price to the customer as net sales, and the cost of the related product as cost of sales, upon transfer of control to the customer, as the Company is acting as a principal in the transaction. Control is generally deemed to have passed to the customer upon transfer of title and risk of ownership.

Software product consists of sales of perpetual and term software licenses for products developed by third party vendors, which are distinct from related maintenance and support. Software licenses are delivered via electronic license keys provided by the vendor to the end user. Revenue from the sale of software products is recognized on a gross basis, with the selling price to the customer as net sales, and the cost of the related product as cost of sales, upon transfer of control to our customers as the Company is a principal in the transaction. Control is deemed to have passed to the customer when they acquire the right to use or copy the software under license as substantially all product functionality is available to the customer at the time of sale. Other products include marketing revenues that are recorded on a gross basis as the Company is a principal in the arrangement.

Software maintenance and support, commonly known as software assurance or post contract support, consists of software updates and technical support provided by the software vendor to the licensor over a period. In cases where the software maintenance is distinct from the related software license, software maintenance is accounted for as a separate performance obligation. In cases where the software maintenance is not distinct from the related software license, it is accounted for as a single performance obligation with the related license. We utilize judgement in determining whether the maintenance is distinct from the software itself. This involves considering if the software provides its original intended functionality without the updates, or is dependent on frequent, or continuous updates to maintain its functionality. See Allocation of the transaction price to the performance obligations in the contract for a discussion of the allocation of maintenance and support costs when they are distinct from the related software licenses and Software - security and highly interdependent with support for a discussion of maintenance and support costs when they are not distinct from the related software license.

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

Costs to obtain and fulfill a contract - We pay commissions and related payroll taxes to sales personnel when customers are invoiced. These costs are recorded as selling general and administrative expenses in the period earned as all our performance obligations are complete within a short window of processing the order.

Contract balances - Accounts receivable is recorded at the invoiced amount, net of an allowance for doubtful accounts. A receivable is recognized in the period we deliver goods or provide services or when our right to consideration is unconditional. Payment terms on invoiced amounts are typically 30-75 days. The balance of accounts receivable, net of allowance for doubtful accounts as of December 31, 2018 and 2017 is presented in the accompanying consolidated balance sheets. Accounts receivable-long-term result from product sales with extended payment terms that are discounted to their present values at the Company’s estimates of prevailing market rates at the time of the sale. The Company has determined that these amounts do not represent variable consideration as the amount earned is fixed. In subsequent periods, the accounts receivable is increased to the amounts due and payable by the customers through the accretion of interest income on the unpaid accounts receivable due in future years. The amounts due under these long-term accounts receivable due within one year are reclassified to the current portion of accounts receivable and are shown net of reserves. As our revenues are generally recognized at a point in time in the same period as they are billed, we have no deferred revenue balances. Provisions for doubtful accounts including long-term accounts receivable and returns are estimated based on historical write offs, sales returns and credit memo analysis which are adjusted to actual on a periodic basis.

Refund liability – The Company records a refund liability for expected product returns with a corresponding asset for an amount representing any expected recovery from vendors regarding the return.

Principal versus agent considerations – The Company determines whether it is acting as a principal or agent in a transaction by assessing whether it controls a good or service prior to it being transferred to a customer, with control being defined as having the ability to direct the use of and obtain the benefits from the asset. The Company considers the following indicators, among others, in making the determination: 1) the Company is primarily responsible for fulfilling the promise to provide the promised good or service, 2) the Company has inventory risk, before or after the specified good or service has been transferred to the customer, and 3) the Company has discretion in establishing price for the specified good or service. Generally, we conclude that we are a principal in transactions where software or hardware products containing their core functionality are delivered to the customer at the time of sale and are agents in transactions where we are arranging for the provision of future performance obligations by a third party. As we enter into distribution agreements with third-party service providers, we evaluate whether we are acting as a principal or agent for each product sold under the agreement based on the nature of the product or service, and our performance obligations. Products for which there are significant ongoing third-party performance obligations include software maintenance, which includes periodic software updates and support, security software that is highly interdependent with maintenance, software as a service, cloud and third-party professional services. Sales of hardware, software and other products where we are a principal are recorded on a gross basis with the selling price to the customer recorded as sales and the cost of the product or software recorded as cost of sales. Sales where we are acting as an agent are recognized on a net basis at the date our performance obligations are complete. Under net revenue recognition, the cost paid to the vendor or third-party service provider is recorded as a reduction to sales, resulting in revenue being equal to the gross profit on the transaction.

4.  Balance Sheet Detail

Equipment and leasehold improvements, net consist of the following as of December 31:

	2018	2017
Equipment	$2,146	$1,988
Leasehold improvements	1,332	1,335
	3,478	3,323
Less accumulated depreciation and amortization	(1,890)	(1,495)
	$1,588	$1,828

Depreciation expense relating to equipment and leasehold improvements, net was $473 thousand, $470 thousand and $292 thousand during the years ended December 31, 2018, 2017 and 2016, respectively.

Accounts receivable – long term, net consist of the following as of December 31:

	2018	2017
Total amount due from customer	$11,169	$20,886
Less unamortized discount	(391)	(912)
Less current portion included in accounts receivable	(7,622)	(12,537)
	$3,156	$7,437

Accounts payable and accrued expenses consist of the following as of December 31:

	2018	2017
Trade accounts payable	$62,751	$60,075
Accrued expenses	3,902	5,122
	$66,653	$65,197

Accumulated other comprehensive loss consists of the following as of December 31:

	2018	2017
Foreign currency translation adjustments	$(1,419)	$(913)
	$(1,419)	$(913)

5.  Income Taxes

Deferred tax attributes resulting from differences between the tax basis of assets and liabilities and the reported amounts in the consolidated balance sheet at December 31, 2018 and 2017 are as follows:

	2018	2017
Deferred tax assets:
Accruals and reserves	$331	$331
Deferred rent credit	151	161
Total deferred tax assets	482	492
Deferred tax liabilities:
Depreciation and amortization	(337)	(354)
Total deferred tax liabilities	(337)	(354)
Net deferred tax asset	$145	$138

The provision for income taxes is as follows:

	Year ended December 31,
	2018	2017	2016
Current:
Federal	$967	$2,253	$2,515
State	327	552	55
Foreign	292	408	357
	1,586	3,213	2,927
Deferred:
Federal	(11)	273	102
State	4	5	3
	(7)	278	105
	$1,579	$3,491	$3,032
Effective Tax Rate	30.9%	40.8%	33.9%

The Company’s effective tax rate for the year ended December 31, 2018 was impacted by limitations on the deductibility of executive compensation resulting from Section 162(m) of the Internal Revenue Code and adjustments to the accrual for state income taxes in states which have enacted economic nexus statutes. The Company recorded a $0.4 million tax benefit related to separation expenses during the year ended December 31, 2018, which were accounted for as a discrete item, resulting in a 19.4% effective tax benefit rate on that item. The Company also recorded an adjustment to its accrual for potential liabilities for state income taxes in states which have enacted economic nexus statutes of $0.2 million during the year ended December 31, 2018. The effective tax rate for ordinary income was 25.1% for the year ended December 31, 2018.

The reasons for the difference between total tax expense and the amount computed by applying the U.S. statutory federal income tax rate to income before income taxes are as follows:

	Year ended December 31,
	2018	2017	2016
Statutory rate applied to pretax income	$1,075	$2,908	$3,037
Section 162(m) and other permanent items	203	—	—
Potential state tax obligations, net of federal tax benefit	158	375	—
State income taxes, net of federal income tax benefit	99	36	36
Impact of new tax law	—	189	—
Foreign income taxes over (under) U.S. statutory rate	50	(70)	(64)
Other items	(6)	53	23
Income tax expense	$1,579	$3,491	$3,032

The Company receives a tax deduction from the income realized by employees on the exercise of certain non-qualified stock options and restricted stock awards for which the tax effect of the difference between the book and tax deduction is recognized as a component of current income tax. Included in the table above is the net effect of the current year global intangible low-taxed income (“GILTI”) inclusion of $0.1 million, which is fully offset by a foreign tax credit.

The Company has analyzed filing positions in all the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal consolidated tax return, its state tax return in New Jersey and its Canadian tax return as major tax jurisdictions. As of December 31, 2018, the Company’s 2016 and 2017 Federal tax returns remain open for examination, as the Company recently concluded an Internal Revenue Service examination through the 2015 tax year. This examination resulted in no change to the previously filed Federal corporate tax returns. The Company’s New Jersey and Canadian tax returns are open for examination for the years 2014 through 2017. As of December 31, 2018, the Company recorded an accrual of $0.6 million, net of federal tax benefit, for potential liabilities for state income taxes in states which have enacted economic nexus statutes and the Company has not filed income tax returns. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that it has appropriate support for the income tax positions it takes and expects to take on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including experience and interpretations of tax law applied to the facts of each matter.

For financial reporting purposes, income before income taxes includes the following components:

	Year ended December 31,
	2018	2017	2016
United States	$3,960	$6,929	$7,514
Foreign	1,157	1,624	1,419
	$5,117	$8,553	$8,933

The TCJA was enacted on December 22, 2017 and introduced significant changes to the U.S. income tax law. Effective in 2018, the TCJA reduced U.S. statutory tax rates from 34% to 21%. Accordingly, we remeasured our deferred taxes as of December 31, 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are settled or realized, resulting in a one-time $0.1 million net tax expense in 2017.

Due to the timing of the enactment and the complexity involved in applying the provisions of the TCJA, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of

December 31, 2017. The Company completed our Federal and State income tax filings for 2017 with no material changes to amounts previously reported.

The following table summarizes the activity related to the Company’s unrecognized tax benefits as of December 31, 2018 and 2017:

	2018	2017
Balance as of January 1	$443	$-
Additions related to prior period tax positions	200	443
Reductions related to settlements with tax authorities	(102)	-
Balance as of December 31	$541	$443

All of the unrecognized income tax benefits at December 31, 2018 and 2017 would have affected the Company’s effective income tax rate if recognized. The Company believes that it is reasonably possible that a significant decrease in the total amount of unrecognized income tax benefits related to state exposures may be necessary within the next twelve months.

During the year ended December 31, 2018, the Company incurred interest and penalties of less than $0.1 million related to these uncertain tax benefits. During the years ended December 31, 2017 and 2016, there were no amounts incurred for interest and penalties related to these uncertain tax benefits.

6.  Credit Facility

On November 15, 2017, the Company entered into a $20,000,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Second Amended and Restated Revolving Credit Loan Agreement (the “Loan Agreement”), Second Amended and Restated Revolving Credit Loan Note (the “Note”), Second Amended and Restated Security Agreement (the “Security Agreement”) and Second Amended and Restated Pledge and Security Agreement (the “Pledge Agreement”). The Credit Facility, which will be used for working capital and general corporate purposes, matures on August 31, 2020, at which time the Company must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any, fees, costs and expenses. In addition, the Company will pay regular monthly payments of all accrued and unpaid interest. The interest rate for any borrowings under the Credit Facility is subject to change from time to time based on the changes in the LIBOR Rate, as defined in the Loan Agreement (the “Index”). The Index was 2.39% at December 31, 2018. Interest on the unpaid principal balance of the Note will be calculated using a rate of 1.50 percentage points over the Index. If the Index becomes unavailable during the term of the Credit Facility, interest will be based upon the Prime Rate (as defined in the Loan Agreement) after notifying the Company. The Credit Facility is secured by the assets of the Company.

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

At December 31, 2018 and 2017, the Company had no borrowings outstanding under the Credit Facility.  The Company incurred $0.1 million and $0.1 million of interest expense, related to the Credit Facility during the years ended December 31, 2018 and 2017, respectively, and no interest expense for the year ended December 31, 2016.

7.  Stockholders’ Equity and Stock-Based Compensation

At the annual stockholder’s meeting held on June 6, 2012, the Company’s stockholders approved the 2012 Stock-Based Compensation Plan (the “2012 Plan”). The 2012 Plan authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2012 Plan was 600,000, which was increased to 1,000,000 shares by shareholder approval at the Company’s 2018 Annual Meeting in June 2018.  As of December 31, 2018, the number of shares of Common Stock available for future award grants to employees, officers and directors under the 2012 Plan is 530,022.

During 2017, the Company granted a total of 87,076 shares of Restricted Stock to officers and employees. These shares of Restricted Stock vest between twelve and twenty equal quarterly installments. In 2017, a total of 22,694 shares of Restricted Stock were forfeited as a result of directors and employees terminating employment with the Company.

During 2018, the Company granted a total of 123,000 shares of Restricted Stock to officers, directors and employees. These shares of Restricted Stock vest between immediate vesting and twenty equal quarterly installments. In 2018, a total of 7,176 shares of Restricted Stock were forfeited as a result of directors and employees terminating employment with the Company.

During 2018, the Board of Directors approved certain Restricted Stock awards to officers of the Company, whereby the underlying number of shares to be issued are dependent on the Company meeting certain performance targets during the year. Subsequent to December 31, 2018, the Company issued 20,405 shares of Restricted Stock at a grant date fair value of $12.80 to satisfy these awards, which vests over sixteen quarterly installments.

There was no options activity during the year ended December 31, 2018 and 2017 and there were no options outstanding or exercisable at December 31, 2018 and 2017, respectively, under the Company’s 2012 Plan.

Under the various plans, options that are cancelled can be reissued. At December 31, 2018, no cancelled options were reserved for future reissuance.

A summary of nonvested shares of Restricted Stock awards outstanding under the Company’s 2012 Plan as of December 31, 2018, and 2017 and changes during the years ended December 31, 2018 and 2017 is as follows:

		Weighted
		Average Grant
		Date
	Shares	Fair Value
Nonvested shares at January 1, 2017	186,081	$16.48
Granted in 2017	87,076	18.25
Vested in 2017	(88,645)	16.56
Forfeited in 2017	(22,694)	10.87
Nonvested shares at December 31, 2017	161,818	$17.26
Granted in 2018	123,000	14.97
Vested in 2018	(180,898)	16.62
Forfeited in 2018	(7,176)	15.44
Nonvested shares at December 31, 2018	96,744	$15.67

As of December 31, 2018, there was approximately $1.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.0 years.

For the years ended December 31, 2018, 2017 and 2016, the Company recognized share-based compensation cost of approximately $2.8 million, $1.5 million and $1.7 million, respectively. During the year ended

December 31, 2018, $1.7 million of stock compensation expense related to the accelerated vesting of shares upon resignation of the Company former Chief Executive Officer, was included in separation expense. All other share-based compensation is included in selling, general and administrative expenses. The Company does not capitalize any share-based compensation cost.

8.  Defined Contribution Plan

The Company maintains a defined contribution plan covering substantially all domestic employees. Participating employees may make contributions to the plan, through payroll deductions. Matching contributions are made by the Company equal to 50% of the employee’s contribution to the extent such employee contribution did not exceed 6% of their compensation. During the years ended December 31, 2018, 2017 and 2016, the Company expensed approximately $264 thousand, $237 thousand and $211 thousand, respectively, related to this plan.

9.  Commitments and Contingencies

Leases

Operating leases primarily relate to the lease of the space used for our operations in Eatontown, New Jersey; Mesa, Arizona; Mississauga, Canada; and Amsterdam, Netherlands. Future minimum rental commitments under non-cancellable operating leases are as follows:

2019	$484
2020	438
2021	405
2022	414
2023	463
Thereafter	1,572
$3,776

Rent expense for the years ended December 31, 2018, 2017 and 2016 was approximately $496 thousand,  $509 thousand and $455 thousand, respectively.

Employment Agreements

The Company has entered into employment agreements with its President and Chief Executive Officer, Executive Vice President, Vice President and Chief Information Officer, Vice President New Business Development, Vice President and Chief Financial Officer, and Vice President and Chief Accounting Officer

In the event that the Company’s, President and Chief Executive Officer, employment is terminated for any reason other than for cause, he is entitled to receive severance payments equal to twelve months at the then applicable annual base salary. Additionally, if during the term of his employment and on or within twelve months following a change of control his employment terminates, he is entitled to receive severance payments equal to twenty-four months at the then applicable annual base salary and actual incentive bonus earned in the year prior paid over a twelve-month period.

The Company’s Executive Vice President, Vice President and Chief Information Officer, Vice President New Business Development, Vice President and Chief Financial Officer, and Vice President and Chief Accounting Officer are entitled to a severance payment and severance payments, respectively for six months at the then applicable annual base salary if the Company terminates their respective employment for any reason other than for cause.

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

On May 11, 2018, the Company entered into a Separation and Release Agreement (the “Separation Agreement”) with its former Chairman of the Board, President and Chief Executive Officer upon his resignation from the Company. The Separation Agreement supersedes and replaces the Employment Agreement, dated January 12, 2006, between the former Chairman of the Board, President and Chief Executive Officer and the Company.

The former Chairman of the Board, President and Chief Executive Officer is entitled to receive (a) a cash payment of $0.7 million, payable in 12 consecutive, equal monthly installments on the fifteenth day of each month, commencing June 15, 2018; provided that the monthly payments were delayed until the earlier to occur of the former Chairman of the Board, President and Chief Executive Officer death or November 19, 2018 (the “Delay Period”), and upon the expiration of the Delay Period, all payments that were delayed were paid in a lump sum, (b) a one-time, lump sum cash payment of $0.03 million (the former Chairman of the Board, President and Chief Executive Officer then current monthly salary) payable within 30 days after the Separation Date so long as the former Chairman of the Board, President and Chief Executive Officer performed certain transition services to the extent reasonably requested by the Company, which was paid; and (c) payment of accrued vacation equal to $0.04 million, all stock options and stock awards issued to the former Chairman of the Board, President and Chief Executive Officer, consisting solely of 109,084 shares of restricted Common Stock issued under the 2012 Plan, were fully vested and became immediately exercisable and remain exercisable through their original terms.

Other

As of December 31, 2018, the Company has no standby letters of credit, has no standby repurchase obligations or other commercial commitments. The Company has a line of credit see Note 6 (Credit Facility). Other than employment arrangements and other management compensation arrangements, the Company is not engaged in any transactions with related parties.

10.  Industry, Segment and Geographic Financial Information

The Company distributes software developed by others through resellers indirectly to customers worldwide.  We also resell computer software and hardware developed by others and provide technical services directly to customers in the USA and Canada. We also operate a sales branch in Europe to serve our customers in this region of the world.

Geographic revenue and identifiable assets related to operations as of and for the years ended December 31, 2018, 2017 and 2016 were as follows. Revenue is allocated to a geographic area based on the location of the sale, which is generally the customer’s country of domicile. No one country other than the USA represents more than 10% of net sales for 2018, 2017 or 2016.

	2018	2017	2016
Net sales to Unaffiliated Customers:
USA	$159,275	$137,185	$141,571
Canada	12,036	11,835	12,694
Rest of the world	10,133	11,547	10,344
Total	$181,444	$160,567	$164,609

	2018	2017	2016
Identifiable Assets by Geographic Areas at December 31,
USA and Rest of the world	$100,681	$97,481	$108,568
Canada	7,290	7,209	7,684
Total	$107,971	$104,690	$116,252

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

	Year ended December 31,
	2018	2017	2016
Revenue:
Lifeboat Distribution	$163,564	$141,708	$137,113
TechXtend	17,880	18,859	27,496
	181,444	160,567	164,609
Gross Profit:
Lifeboat Distribution	$23,441	$23,183	$22,349
TechXtend	3,479	3,893	4,982
	26,920	27,076	27,331
Direct Costs:
Lifeboat Distribution	$8,920	$7,952	$7,478
TechXtend	1,707	1,879	2,098
	10,627	9,831	9,576
Segment Income Before Taxes: (1)
Lifeboat Distribution	$14,521	$15,231	$14,871
TechXtend	1,772	2,014	2,884
Segment Income Before Taxes	16,293	17,245	17,755

General and administrative	$9,692	$9,432	$9,139
Separation expenses	2,446	—	—
Interest, net	907	699	318
Foreign currency transaction gains (loss)	55	41	(1)
Income before taxes	$5,117	$8,553	$8,933

(1) Excludes general corporate expenses including separation, interest, and foreign currency translation expenses.

The following table presents historical information by segment adjusted as if the standard had been adopted on January 1, 2016 for all periods presented.

	Year ended December 31, 2017			Year ended December 31, 2016
	As	Impact	As	As	Impact	As
	Reported	of Adoption	Adjusted	Reported	of Adoption	Adjusted
Lifeboat Distribution Segment:
Net sales	$417,427	$(275,719)	$141,708	$369,519	$(232,406)	$137,113
Cost of sales	394,244	(275,719)	118,525	347,170	(232,406)	114,764
Gross profit	$23,183	$—	$23,183	$22,349	$—	$22,349

TechXtend Segment:
Net sales	$31,952	$(13,093)	$18,859	$48,612	$(21,116)	$27,496
Cost of sales	28,059	(13,093)	14,966	43,630	(21,116)	22,514
Gross profit	$3,893	$—	$3,893	$4,982	$—	$4,982

	December 31,
Selected Assets by Segment:	2018	2017

Lifeboat Distribution	$77,610	$73,794
TechXtend	11,542	21,451
Segment Select Assets	89,152	95,245
Corporate Assets	18,819	9,445
Total Assets	$107,971	$104,690

Disaggregation of revenue:	Year ended December 31,
	2018	2017	2016
Lifeboat Distribution

Hardware, software and other products	$148,570	$126,738	$124,377
Software - security & highly interdependent with support	6,087	5,465	4,338
Maintenance, support & other services	8,907	9,505	8,398
Net Sales	$163,564	$141,708	$137,113

TechXtend

Hardware, software and other products	$16,300	$17,182	$24,572
Software - security & highly interdependent with support	440	474	578
Maintenance, support & other services	1,140	1,203	2,346
Net Sales	$17,880	$18,859	$27,496

The Company had two customers that each accounted for more than 10% of total consolidated net sales for 2018. For the year ended December 31, 2018, CDW Corporation (“CDW”) and Software House International Corporation (“SHI”), accounted for 25.6%, and 16.6%, respectively, of consolidated net sales and as of December 31, 2018, 35.6% and 15.0%, respectively, of total net accounts receivable. For the year ended December 31, 2018, Sophos and SolarWinds accounted for 23.9% and 15.3%, respectively of our consolidated purchases.

For the year ended December 31, 2017, CDW and SHI accounted for 18.0%, and 20.1%, respectively, of consolidated net sales and as of December 31, 2017, 28.2%, and 14.9%, respectively, of total net accounts receivable. For the year ended December 31, 2017, Sophos and SolarWinds accounted for 26.4% and 14.7%, respectively of our consolidated purchases.

For the year ended December 31, 2016, CDW and SHI accounted for 17.3%, and 16.3%, respectively, of consolidated net sales. For the year ended December 31, 2016,  Sophos and SolarWinds accounted for 23.1% and 10.8%, respectively of our consolidated purchases.

Our top five customers accounted for 55%,  50%, and 46% of consolidated net sales in 2018, 2017 and 2016, respectively.

11.  Quarterly Results of Operations (Unaudited)

The following table presents summarized quarterly results for 2018:

	First	Second	Third	Fourth
Net sales	$40,552	$43,914	$47,923	$49,055
Gross profit	6,894	6,498	6,303	7,225
Net income (loss)	1,598	(1,117)	1,318	1,739

Basic net income (loss) per common share	$0.36	$(0.25)	$0.29	$0.39
Diluted net income (loss) per common share	$0.36	$(0.25)	$0.29	$0.39

The following table presents summarized quarterly results for 2017 (adjusted):

	First	Second	Third	Fourth
Net sales	$38,091	$39,021	$39,018	$44,437
Gross profit	6,758	6,572	6,244	7,502
Net income	1,319	1,273	1,341	1,128

Basic net income per common share	$0.29	$0.28	$0.30	$0.25
Diluted net income per common share	$0.29	$0.28	$0.30	$0.25

The following tables presents the effect of the adoption of ASC 606 on net sales (see Note 3) for each quarter of 2017:

	As	Impact	As
	Reported	of Adoption	Adjusted
First	$112,795	$(74,704)	$38,091
Second	102,982	(63,961)	39,021
Third	106,646	(67,628)	39,018
Fourth	126,956	(82,519)	44,437
Total net sales	$449,379	$(288,812)	$160,567

During the fourth quarter of 2018, the Company determined certain balances related to customer return liabilities should be reclassified between current assets and liabilities in accordance with ASC 606. The adjustments had no impact on net equity and was determined to not have a material impact on previously presented financial statements. However, the Company will present its previously issued financial statements on a restated basis in future comparative presentations in order to be consistent with the current period presentation. The following tables present certain balance sheet reclassification adjustments relating to the adoption of ASC 606 on previously presented quarters of 2018:

	As of September 30, 2018
	As	Impact	As
	Reported	of Adoption	Adjusted
Assets:
Accounts receivable, net of allowances	$83,762	$1,600	$85,362
Prepaid expenses and other current assets	$525	$1,504	$2,029

Liabilities:
Accounts payable and accrued expenses	$62,675	$3,104	$65,779

	As of June 30, 2018
	As	Impact	As
	Reported	of Adoption	Adjusted
Assets:
Accounts receivable, net of allowances	$71,780	$1,123	$72,903
Prepaid expenses and other current assets	$572	$1,055	$1,627

Liabilities:
Accounts payable and accrued expenses	$57,765	$2,178	$59,943

	As of March 31, 2018
	As	Impact	As
	Reported	of Adoption	Adjusted
Assets:
Accounts receivable, net of allowances	$82,019	$1,324	$83,343
Prepaid expenses and other current assets	$611	$1,245	$1,856

Liabilities:
Accounts payable and accrued expenses	$67,931	$2,569	$70,500

12.  Separation Charges

The Company recorded expenses of $2.4 million during the year ended December 31, 2018 related to the Separation Agreement consisting of $1.7 million for accelerated vesting of restricted stock grants and $0.8 million in other cash payments to be made over during the next twelve months. The compensation is subject to certain limitations on deductibility for income tax purposes under Section 162(m) of the Internal Revenue Code (see Note 5).

Wayside Technology Group, Inc. and Subsidiaries

Schedule II--Valuation and Qualifying Accounts

(Amounts in thousands)

		Charged to
	Beginning	Cost and		Ending
Description	Balance	Expense	Deductions	Balance
Year ended December 31, 2016
Allowances for accounts receivable	$1,060	$(73)	$17	$970
Reserve for inventory obsolescence	$16	$3	$4	$15
Year ended December 31, 2017
Allowances for accounts receivable	$970	$(95)	$13	$862
Reserve for inventory obsolescence	$15	$—	$3	$12
Year ended December 31, 2018
Allowances for accounts receivable	$862	$(75)	$2	$785
Reserve for inventory obsolescence	$12	$—	$4	$8