Form 10-Q
period 2019-03-31
Wayside Technology Group, Inc.
filed 2019-05-09
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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
Smaller Reporting Company ☒
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

There were 4,511,482 outstanding shares of common stock, par value $.01 per share (“Common Stock”) as of May 6, 2019, not including 773,018 shares classified as treasury stock.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common stock, $.01 par value	WSTG	The NASDAQ Global Market

Wayside Technology Group, Inc. and Subsidiaries

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,062	$14,883
Accounts receivable, net of allowances of $743 and $785, respectively	84,206	81,351
Inventory, net	1,638	1,473
Vendor prepayments	1,575	3,172
Prepaid expenses and other current assets	2,718	1,988
Total current assets	104,199	102,867

Equipment and leasehold improvements, net	1,539	1,588
Right-of-use assets, net	2,069	—
Accounts receivable-long-term, net	3,097	3,156
Other assets	181	215
Deferred income taxes	79	145
	$111,164	$107,971
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$66,748	$66,653
Lease liability, current portion	410	—
Total current liabilities	67,158	66,653

Lease liability, net of current portion	2,465	—
Deferred rent and tenant allowances	—	745

Total liabilities	69,623	67,398

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 5,284,500 shares issued: 4,513,369 and 4,496,494 shares outstanding, respectively	53	53
Additional paid-in capital	32,239	32,392
Treasury stock, at cost, 771,131 and 788,006 shares, respectively	(13,149)	(13,447)
Retained earnings	23,690	22,994
Accumulated other comprehensive loss	(1,292)	(1,419)
Total stockholders’ equity	41,541	40,573
	$111,164	$107,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(Amounts in thousands, except per share data)

	Three months ended
	March 31,

	2019	2018

Net sales	$44,858	$40,552

Cost of sales	37,624	33,658

Gross profit	7,234	6,894

Selling, general, and administrative expenses	5,515	5,047

Income from operations	1,719	1,847

Other income:

Interest, net	169	238

Foreign currency transaction gains	62	2

Income before provision for income taxes	1,950	2,087

Provision for income taxes	487	489

Net income	$1,463	$1,598

Income per common share-Basic	$0.32	$0.36

Income per common share-Diluted	$0.32	$0.36

Weighted average common shares outstanding — Basic	4,404	4,301

Weighted average common shares outstanding — Diluted	4,404	4,301

Dividends paid per common share	$0.17	$0.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three months ended
	March 31,
	2019	2018

Net income	$1,463	$1,598

Other comprehensive income (loss):
Foreign currency translation adjustments	127	(180)
Other comprehensive income (loss)	127	(180)

Comprehensive income	$1,590	$1,418

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	(Loss)	Total
Balance at January 1, 2019	5,284,500	$53	$32,392	788,006	$(13,447)	$22,994	$(1,419)	$40,573
Net income	—	—	—	—	—	1,463	—	1,463
Translation adjustment	—	—	—	—	—	—	127	127
Dividends paid	—	—	—	—	—	(767)	—	(767)
Share-based compensation expense	—	—	165	—	—	—	—	165
Restricted stock grants (net of forfeitures)	—	—	(318)	(18,780)	318	—	—	—
Treasury shares repurchased	—	—	—	1,905	(20)	—	—	(20)
Balance at March 31, 2019	5,284,500	$53	$32,239	771,131	$(13,149)	$23,690	$(1,292)	$41,541

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	(Loss)	Total
Balance at January 1, 2018	5,284,500	$53	$31,257	829,671	$(14,207)	$22,522	$(913)	$38,712
Net income	—	—	—	—	—	1,598	—	1,598
Translation adjustment	—	—	—	—	—	—	(180)	(180)
Dividends paid	—	—	—	—	—	(765)	—	(765)
Share-based compensation expense	—	—	349	—	—	—	—	349
Restricted stock grants (net of forfeitures)	—	—	(706)	(60,500)	871	—	—	165
Treasury shares repurchased	—	—	—	9,126	(127)	—	—	(127)
Balance at March 31, 2018	5,284,500	$53	$30,900	778,297	$(13,463)	$23,355	$(1,093)	$39,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three months ended
	March 31,
	2019	2018
Cash flows from operating activities
Net income	$1,463	$1,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	135	114
Deferred income tax expense	66	31
Share-based compensation expense	165	349
Loss on disposal of fixed assets	—	10
Amortization of discount on accounts receivable	(153)	(220)
Amortization of right-of-use assets	94	—
Changes in operating assets and liabilities:
Accounts receivable	(2,539)	(5,122)
Inventory	(163)	427
Prepaid expenses and other current assets	(728)	(62)
Vendor prepayments	1,597	125
Accounts payable and accrued expenses	94	5,372
Lease liability, net	(33)	—
Other assets and liabilities	30	(142)
Net cash provided by operating activities	28	2,480

Cash flows used in investing activities
Purchase of equipment and leasehold improvements	(82)	(67)
Net cash used in investing activities	(82)	(67)

Cash flows used in financing activities
Purchase of treasury stock	(20)	(127)
Dividends paid	(767)	(765)
Net cash used in financing activities	(787)	(892)

Effect of foreign exchange rate on cash	20	(57)

Net (decrease) increase in cash and cash equivalents	(821)	1,464
Cash and cash equivalents at beginning of period	14,883	5,530
Cash and cash equivalents at end of period	$14,062	$6,994

Supplementary disclosure of cash flow information:
Income taxes paid	$161	$56

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2019

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

The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, stock-based compensation, evaluation of performance obligations and allocation of revenue to distinct items, contingencies and litigation. The Company bases its estimates on its historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the opinion of the Company’s management, all adjustments that are of a normal recurring nature, considered necessary for fair presentation, have been included in the accompanying condensed consolidated financial statements. The Company’s actual results may differ from these estimates under different assumptions or conditions. The unaudited condensed consolidated statements of income for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities Exchange Commission for the year ended December 31, 2018.

2.           Recently Issued Accounting Standards:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 supersedes the lease guidance under FASB ASC Topic 840, Leases, resulting in the creation of FASB ASC Topic 842, Leases. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use (“ROU”) asset representing its right to use the underlying asset for the lease term from operating leases. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors were originally required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, FASB issued ASU No. 2018-11, Targeted Improvements. This update still requires modified retrospective transition; however, it adds the option to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment in the current period instead of at the beginning of the earliest period presented. Under this option, comparative periods presented in the financial statements in which the new lease standard is adopted will continue to be presented in accordance with prior guidance.

The Company adopted the new accounting standard on January 1, 2019 using the modified retrospective transition option. The new standard provides optional practical expedients in transition, which the Company has elected as a package permitting the Company to not reassess under the new standard prior conclusions regarding lease identification, lease classification and initial direct costs. Also, in accordance with the new standard, the Company has elected in transition and for an ongoing basis not to apply the recognition requirements for all short-term leases.

The adoption of the new standard had a material effect on the Company’s financial statements, with the most significant effects of adoption relating to (1) the recognition of new right-of-use assets and lease liabilities on its balance sheet for real estate operating leases; and (2) providing significant new disclosures about its leasing activities. Upon adoption, the Company recognized operating lease liabilities of approximately $3.0 million based on the present value of the remaining minimum rental payments for existing operating leases. The Company also recognized corresponding ROU assets, net of lease incentives of approximately $2.2 million. There is no impact to stockholders’ equity from the adoption.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which permits the reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act (the “TCJA” or “U.S. tax reform”) from accumulated other comprehensive income (loss) to retained earnings. The new standard is effective for the Company beginning with the first quarter of 2019. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In June 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-07, “Compensation — Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), which aligns the measurement and classification guidance for share-based payments to nonemployees with that for employees, with certain exceptions. It expands the scope of ASC 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in the entity’s own operations and supersedes the guidance in ASC 505-50. The ASU retains the existing cost attribution guidance, which requires entities to recognize compensation cost for nonemployee awards in the same period and in the same manner (i.e., capitalize or expense) they would if they paid cash for the goods or services, but it moves the guidance to ASC 718. The guidance also allows nonpublic entities to account for nonemployee awards using certain practical expedients that are already available for employee awards, but the same accounting policies must be used for awards to both employees and nonemployees. The new standard is effective for the Company beginning with the first quarter of 2019. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In July 2018, the FASB issued ASU 2018-09 – Codification Improvements (“ASU 2018-09”), which facilitates amendments to a variety of topics to clarify, correct errors in, or make minor improvements to the accounting standards codification. The effective date of the standard is dependent on the facts and circumstances of each amendment. Some amendments do not require transition guidance and will be effective upon the issuance of this standard. A majority of the amendments in ASU 2018-09 are effective for the Company beginning with the first quarter of 2019. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

3.         Foreign Currency Translation:

Assets and liabilities of the Company’s foreign subsidiaries have been translated using the end of the reporting period exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period. Foreign currency transaction gains and losses are recorded as income or expenses as amounts are settled. The net sales from our foreign operations for the first three months of 2019 were $5.2 million as compared to $5.4 million in the first three months of 2018.

4.          Comprehensive Income:

Cumulative translation adjustments have been classified within accumulated other comprehensive loss, which is a separate component of stockholders’ equity in accordance with FASB ASC Topic 220, “Comprehensive Income.”

5.          Revenue Recognition:

The core principle of the revenue recognition criteria is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled in exchange for those goods or services. This principle is achieved through applying the following five-step approach:

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

Disaggregation of Revenue

We generate revenue from the re-sale of third-party software licenses, subscriptions, hardware, and related service contracts. Finance fees related to sales are classified as interest income. The following table depicts the disaggregation of revenue according to revenue type and is consistent with how we evaluate our financial performance:

	(Unaudited)
	Three months ended
Net sales:	March 31,	March 31,
	2019	2018
Hardware, software and other products	$40,189	$35,862
Software - security & highly interdependent with support	1,892	2,103
Maintenance, support & other services	2,777	2,587
Net sales	$44,858	$40,552

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

Contract balances - Accounts receivable is recorded at the invoiced amount, net of an allowance for doubtful accounts. A receivable is recognized in the period we deliver goods or provide services or when our right to consideration is unconditional. Payment terms on invoiced amounts are typically 30-75 days. The balance of accounts receivable, net of allowance for doubtful accounts as of March 31, 2019 and December 31, 2018 is presented in the accompanying consolidated balance sheets. Accounts receivable-long-term result from product sales with extended payment terms that are discounted to their present values at the Company’s estimates of prevailing market rates at the time of the sale. The Company has determined that these amounts do not represent variable consideration as the amount earned is fixed. In subsequent periods, the accounts receivable is increased to the amounts due and payable by the customers through the accretion of interest income on the unpaid accounts receivable due in future years. The amounts due under these long-term accounts receivable due within one year are reclassified to the current portion of accounts receivable and are shown net of reserves. As our revenues are generally recognized at a point in time in the same period as they are billed, we have no deferred revenue balances. Provisions for doubtful accounts including long-term accounts receivable and returns are estimated based on historical write offs, sales returns and credit memo analysis which are adjusted to actual on a periodic basis.

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

6.            Right-of-use Asset and Lease Liability:

The Company has entered into operating leases for office and warehouse facilities, which have terms at lease commencement that range from 3 years to 11 years. The Company determines if an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded on the Condensed Consolidated Balance Sheets and lease expense for these leases is recognized on a straight-line basis over the lease term.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date of the lease based on the present value of the lease payments over the lease term. As our leases do not provide a readily determinable implicit rate, we use an incremental borrowing rate based on the information available at commencement date, including lease term, in determining the present value of future payments. The operating lease asset also includes any lease payments made and excludes lease incentives. Operating lease expense is recognized on a straight-line basis over the lease term and included in selling, general and administrative expenses.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

Three months ended
March 31,
2019
Cash paid for operating lease liabilities	$124
Right-of-use assets obtained in exchange for new operating lease obligations (1)	$2,163
Weighted-average remaining lease term	7.8 years
Weighted-average discount rate	3.4%

(1)	Represents operating leases existing on January 1, 2019 and recognized as part of the Company’s adoption of ASU 2016-02. No new operating leases commenced during the three months ended March 31, 2019.

Maturities of lease liabilities as of March 31, 2019 were as follows:

2019 (excluding the three months ended March 31, 2019)	$336
2020	438
2021	405
2022	414
2023	462
Thereafter	1,573
3,628
Less: imputed interest	(753)
Total lease liabilities	$2,875

Lease liabilities, current portion	410
Lease liabilities, net of current portion	2,465
Total lease liabilities	$2,875

7.            Fair Value:

The carrying amounts of financial instruments, including cash and cash equivalents, short-term accounts receivable and accounts payable approximated fair value at March 31, 2019 and December 31, 2018 because of the relative short maturity of these instruments. The Company’s accounts receivable long-term are discounted to their present value at prevailing market rates at the time of sale.

8.           Balance Sheet Detail:

Equipment and leasehold improvements consist of the following:

	March 31,	December 31,
	2019	2018
Equipment	$2,229	$2,146
Leasehold improvements	1,333	1,332
	3,562	3,478
Less accumulated depreciation and amortization	(2,023)	(1,890)
	$1,539	$1,588

During the three months ended March 31, 2019 and 2018, the Company recorded depreciation and amortization expense of $0.1 million, respectively, which is included in selling, general and administrative expense.

In limited circumstances, the Company offers extended payment terms to customers for periods of 12 to 48 months. The related customer receivables are classified as accounts receivable long-term and discounted to their present value at prevailing market rates at the time of sale. In subsequent periods, the accounts receivable is increased to the amounts due and payable by the customers through the accretion of interest income on the unpaid accounts receivable due in future years. The amounts under these long-term accounts receivable due within one year are reclassified to the current portion of accounts receivable. At times the Company sells receivables to a financial institution on a non-recourse basis for cash, less a discount. The net proceeds from such sales are included in the operating section of the statement of cash flows as changes in accounts receivable. Accounts receivable long term, net consists of the following:

	March 31,	December 31,
	2019	2018
Total amount due from customer	$10,557	$11,169
Less unamortized discount	(361)	(391)
Less current portion included in accounts receivable	(7,099)	(7,622)
	$3,097	$3,156

The undiscounted cash flows to be received by the Company relating to these accounts receivable long-term will be $7.4 million, $2.9 million and $0.3 million during the 12-month periods ending March 31, 2020, 2021 and 2022, respectively.

Accounts payable and accrued expenses consist of the following:

	March, 31	December 31,
	2019	2018
Trade accounts payable	$62,816	$62,751
Accrued expenses	3,932	3,902
	$66,748	$66,653

9.            Credit Facility:

On November 15, 2017, the Company entered into a $20,000,000  revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Second Amended and Restated Revolving Credit Loan Agreement (the “Loan Agreement”), Second Amended and Restated Revolving Credit Loan Note (the “Note”), Second Amended and Restated Security Agreement (the “Security Agreement”) and Second Amended and Restated Pledge and Security Agreement (the “Pledge Agreement”). The Credit Facility, which will be used for working capital and general corporate purposes, matures on August 31, 2020, at which time the Company must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any, fees, costs and expenses. In addition, the Company will pay regular monthly payments of all accrued and unpaid interest. The interest rate for any borrowings under the Credit Facility is subject to change from time to time based on the changes in the LIBOR Rate, as defined in the Loan Agreement (the “Index”). The Index was 3.88% at March 31, 2019. Interest on the unpaid principal balance of the Note will be calculated using a rate of 1.50 percentage points over the Index. If the Index becomes unavailable during the term of the Credit Facility, interest will be based upon the Prime Rate (as defined in the Loan Agreement) after notifying the Company. The Credit Facility is secured by the assets of the Company.

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

At March 31, 2019 and December 31, 2018, the Company had no borrowings outstanding under the Credit Facility.

10.            Earnings Per Share:

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	(Unaudited)
	Three months ended
	March 31,
	2019	2018
Numerator:
Net income	$1,463	$1,598

Less distributed and undistributed income allocated to participating securities	34	67

Net income attributable to common shareholders	1,429	1,531

Denominator:
Weighted average common shares (Basic)	4,404	4,301

Weighted average common shares including assumed conversions (Diluted)	4,404	4,301

Basic net income per share	$0.32	$0.36
Diluted net income per share	$0.32	$0.36

11.        Major Customers and Vendors:

The Company had two major vendors that accounted for 28% and 16%, respectively, of total purchases during the three months ended March 31, 2019. The Company had two major vendors that accounted for 32% and 15%, respectively, of total purchases during the three months ended March 31, 2018. The Company had two major customers that accounted for 26% and 18%, respectively, of its net sales during the three months ended March 31, 2019. These same customers accounted for 41% and 9% respectively, of total net accounts receivable as of March 31, 2019. Two customers accounted for 36% and 15% of total net accounts receivable as of December 31, 2018. The Company had two major customers that accounted for 26% and 18%, respectively, of its total net sales during the three months ended March 31, 2018.

12.          Income Taxes:

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. In prior years, the Company recorded an accrual of $0.5 million, net of federal tax benefit, for potential liabilities for state income taxes in states which have enacted economic nexus statutes and the Company has not filed income tax returns. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that it has appropriate support for the income tax positions it takes and expects to take on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

The effective tax rate for the three months ended March 31, 2019 was 25.0% compared to 23.4% for the same period in the prior year.

13.          Stockholders’ Equity and Stock Based Compensation:

The 2012 Stock-Based Compensation Plan (the “2012 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2012 Plan was 600,000, which was increased to 1,000,000 shares by shareholder approval at the Company’s 2018 Annual Meeting in June 2018. As of March 31, 2019, the number of shares of Common stock available for future award grants to employees, officers and directors under the 2012 Plan is 511,242.

During the three months ended March 31, 2018, the Company granted a total of 60,500 shares of Restricted Stock to officers and employees. These shares of Restricted Stock vest between sixteen and twenty equal quarterly installments.

During the three months ended March 31, 2019, the Company granted a total of 20,405 shares of Restricted Stock to officers and employees. These shares of Restricted Stock vest over sixteen equal quarterly installments. During the three months ended March 31, 2019, a total of 1,625 shares of Restricted Stock were forfeited.

A summary of nonvested shares of Restricted Stock awards outstanding under the 2012 Plan as of March 31, 2019, and changes during the three months then ended is as follows:

		Weighted
		Average Grant
		Date
	Shares	Fair Value
Nonvested shares at January 1, 2019	96,744	$15.67
Granted in 2019	20,405	12.40
Vested in 2019	(9,789)	15.58
Forfeited in 2019	(1,625)	12.85
Nonvested shares at March 31, 2019	105,735	$15.09

As of March 31, 2019, there is approximately $1.5 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.9 years.

During the three months ended March 31, 2019 and 2018, the Company recognized share-based compensation cost of $0.2  million and $0.3 million, respectively. All share-based compensation is included in selling, general and administrative expenses.

14.          Segment Information:

FASB ASC Topic 280, “Segment Reporting,” requires that public companies report profits and losses and certain other information on their “reportable operating segments” in their annual and interim financial statements. The internal organization used by the public company’s Chief Operating Decision Maker (CODM) to assess performance and allocate resources determines the basis for reportable operating segments. The Company’s CODM is the President and Chief Executive Officer.

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

	Three months ended March 31,
	2019	2018
Revenue:
Lifeboat Distribution	$40,055	$36,838
TechXtend	4,803	3,714
	44,858	40,552
Gross Profit:
Lifeboat Distribution	$6,198	$6,184
TechXtend	1,036	710
	7,234	6,894
Direct Costs:
Lifeboat Distribution	$2,484	$2,035
TechXtend	437	400
	2,921	2,435
Segment Income Before Taxes: (1)
Lifeboat Distribution	$3,714	$4,149
TechXtend	599	310
Segment Income Before Taxes	4,313	4,459

General and administrative	$2,594	$2,612
Interest, net	169	238
Foreign currency transaction gains	62	2
Income before taxes	$1,950	$2,087

(1) Excludes general corporate expenses including interest and foreign currency translation expenses.

	(Unaudited)
	As of	As of
	March 31,	December 31,
Selected Assets by Segment:	2019	2018

Lifeboat Distribution	$79,232	$77,610
TechXtend	11,305	11,542
Segment Select Assets	90,537	89,152
Corporate Assets	20,627	18,819
Total Assets	$111,164	$107,971

	(Unaudited)
Disaggregation of Revenue:	March 31,	March 31,
	2019	2018
Lifeboat Distribution

Hardware, software and other products	$35,853	$32,423
Software - security & highly interdependent with support	1,836	2,086
Maintenance, support & other services	2,366	2,329
Net Sales	$40,055	$36,838

TechXtend

Hardware, software and other products	$4,337	$3,439
Software - security & highly interdependent with support	56	17
Maintenance, support & other services	410	258
Net Sales	$4,803	$3,714

15.          Separation Charges:

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

The former Chairman of the Board, President and Chief Executive Officer was entitled to receive (a) a cash payment of $0.7 million, payable in 12 consecutive, equal monthly installments on the fifteenth day of each month, commencing June 15, 2018; provided that the monthly payments were delayed until the earlier to occur of the former Chairman of the Board, President and Chief Executive Officer’s death or November 19, 2018 (the “Delay Period”), and upon the expiration of the Delay Period, all payments that were delayed were paid in a lump sum, (b) a one-time, lump sum cash payment of $0.03 million (the former Chairman of the Board, President and Chief Executive Officer’s then current monthly salary) payable within 30 days after the separation date so long as the former Chairman of the Board, President and Chief Executive Officer performed certain transition services to the extent reasonably requested by the Company, which was paid; and (c) payment of accrued vacation equal to $0.04 million; all stock options and stock awards issued to the former Chairman of the Board, President and Chief Executive Officer, consisting solely of 109,084 shares of restricted Common Stock issued under the 2012 Plan, became fully vested and immediately exercisable and remain exercisable through their original terms.

There was no expense recorded during the three months ended March 31, 2019 and 2018, respectively, related to the Separation Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of risk and uncertainties, including those set forth under the heading “Forward Looking Statements” and elsewhere in this report and those set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 18, 2019. The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included in this report and the consolidated financial statements and related notes included in our 2018 Annual Report on Form 10-K.

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

Dividend Policy and Share Repurchase Program. Historically we have sought to return value to investors through the payment of quarterly dividends and share repurchases. Total dividends paid and shares repurchased were $0.8 million and less than $0.1 million for the quarter ended March 31, 2019, respectively, and $0.8 million and $0.1 million for the quarter ended March 31, 2018, respectively. The payment of future dividends and share repurchases is at the discretion of our Board of Directors and dependent on results of operations, projected capital requirements and other factors the Board of Directors may find relevant.

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

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Substantial risks and uncertainties unknown at this time could cause actual results to differ materially from those indicated by such forward-looking statements, including, but not limited to, the continued acceptance of the Company’s distribution channel by vendors and customers, the timely availability and acceptance of new products, product mix, market conditions, competitive pricing pressures, contribution of key vendor relationships and support programs, including vendor rebates and discounts, as well as factors that affect the software industry in general and other factors generally. We strongly urge current and prospective investors to carefully consider the cautionary statements and risk factors contained in this report and our annual report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 18, 2019.

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

Financial Overview

Net sales increased 11%, or $4.4 million, to $44.9 million for the quarter ended March 31, 2019 compared to $40.5 million for the same period in the prior year.  Gross profit increased 5%, or $0.3 million, to  $7.2 million for the quarter ended March 31, 2019 compared to $6.9 million for the same period in the prior year. Selling, general and administrative (“SG&A”) expenses increased 9%, or $0.5 million, to $5.5 million for the quarter ended March 31, 2019, compared to  $5.0 million for the same period in the prior year. Net income decreased 8%, or $0.1 million, to $1.5 million for the quarter ended March 31,

2019, compared to $1.6 million for the same period in the prior year.  Diluted income per share for the quarter ended March 31, 2019 was $0.32 compared to diluted income per share of $0.36 for the same period in the prior year.

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

Accounts Receivable – Long Term

In limited circumstances, the Company offers extended payment terms to customers for periods of 12 to 48 months. The related customer receivables are classified as accounts receivable long-term and discounted to their present value at prevailing market rates at the time of sale. In subsequent periods, the accounts receivable is increased to the amounts due and payable by the customers through the accretion of interest income on the unpaid accounts receivable due in future years. The amounts under these long-term accounts receivable due within one year are reclassified to the current portion of accounts receivable. At times the Company sells receivables to a financial institution on a non-recourse basis for cash, less a discount. The net proceeds from such sales are included in the operating section of the statement of cash flows as changes in accounts receivable.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 supersedes the lease guidance under FASB ASC Topic 840, Leases, resulting in the creation of FASB ASC Topic 842, Leases. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term from operating leases. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors were originally required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, FASB issued ASU No. 2018-11, Targeted Improvements. This update still requires modified retrospective transition; however, it adds the option to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment in the current period instead of at the beginning of the earliest period presented. Under this option, comparative periods presented in the financial statements in which the new lease standard is adopted will continue to be presented in accordance with prior guidance.

The Company adopted the new accounting standard on January 1, 2019 using the modified retrospective transition option. The new standard provides optional practical expedients in transition, which the Company has elected as a package permitting the Company to not reassess under the new standard prior conclusions regarding lease identification, lease classification and initial direct costs. Also, in accordance with the new standard, the Company has elected in transition and for an ongoing basis not to apply the recognition requirements for all short-term leases.

The adoption of the new standard had a material effect on the Company’s financial statements, with the most significant effects of adoption relating to (1) the recognition of new right-of-use assets and lease liabilities on its balance sheet for real estate operating leases; and (2) providing significant new disclosures about its leasing activities. Upon adoption, the Company recognized operating lease liabilities of approximately $3.0 million based on the present value of the remaining minimum rental payments for existing operating leases. The Company also recognized corresponding right-of-use assets, net of lease incentives of approximately $2.2 million. There is no impact to stockholders’ equity from the adoption.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which permits the reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act (the “TCJA” or “U.S. tax reform”) from accumulated other comprehensive income (loss) to retained earnings. The new standard is effective for the Company beginning with the first quarter of 2019. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In June 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-07, “Compensation — Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), which aligns the measurement and classification guidance for share-based payments to nonemployees with that for employees, with certain exceptions. It expands the scope of ASC 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in the entity’s own operations and supersedes the guidance in ASC 505-50. The ASU retains the existing cost attribution guidance, which requires entities to recognize compensation cost for nonemployee awards in the same period and in the same manner (i.e., capitalize or expense) they would if they paid cash for the goods or services, but it moves the guidance to ASC 718. The guidance also allows nonpublic entities to account for nonemployee awards using certain practical expedients that are already available for employee awards, but the same accounting policies must be used for awards to both employees and nonemployees. The new standard is effective for the Company beginning with the first quarter of 2019. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In July 2018, the FASB issued ASU 2018-09 – Codification Improvements (“ASU 2018-09”), which facilitates amendments to a variety of topics to clarify, correct errors in, or make minor improvements to the accounting standards codification. The effective date of the standard is dependent on the facts and circumstances of each amendment. Some amendments do not require transition guidance and will be effective upon the issuance of this standard. A majority of the amendments in ASU 2018-09 are effective for the Company beginning with the first quarter of 2019. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of income expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Three months ended
	March 31,
	2019	2018
Net sales	100.0%	100.0%
Cost of sales	83.9	83.0
Gross profit	16.1	17.0
Selling, general and administrative expenses	12.3	12.4
Income from operations	3.8	4.6
Other income	0.5	0.6
Income before income taxes	4.3	5.1
Income tax provision	1.1	1.2
Net income	3.3%	3.9%

Non-GAAP Financial Measures

Our management monitors a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business. We believe that the most important of these measures and ratios include net sales, gross margin, adjusted gross billings, gross profit as a percentage of gross billings, net income as a percentage of net sales, and net income as a percentage of gross billings. We use a variety of operating and other information to evaluate the operating performance of our business, develop financial forecasts, make strategic decisions, and prepare and approve annual budgets. These key indicators include financial information that is prepared in accordance with U.S. GAAP and presented in our consolidated financial statements as well as non-GAAP performance measurement tools.

	Three months ended
	March 31,	March 31,
Reconciliation of net sales to adjusted gross billings (Non-GAAP):	2019	2018

Net sales	$44,858	$40,552
Costs of sales related to Software – security and highly interdependent with support and maintenance, support or other services	97,008	84,532
Adjusted gross billings	$141,866	$125,084

	Three months ended
Adjusted gross billings by segment (Non-GAAP):	March 31,	March 31,
	2019	2018
Lifeboat Distribution segment:
Net sales	$40,055	$36,838
Costs of sales related to Software – security and highly interdependent with support and maintenance, support and other services	94,248	82,194
Adjusted gross billings	$134,303	$119,032

TechXtend segment:
Net sales	$4,803	$3,714
Costs of sales related to Software – security and highly interdependent with support and maintenance, support and other services	2,760	2,338
Adjusted gross billings	$7,563	$6,052

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

	Three months ended
	March 31,	March 31,
	2019	2018

Net sales	$44,858	$40,552
Adjusted gross billings (Non-GAAP)	$141,866	$125,084
Adjusted gross billings - Lifeboat Distribution (Non-GAAP)	$134,303	$119,032
Adjusted gross billings - TechXtend (Non-GAAP)	$7,563	$6,052
Gross profit	$7,234	$6,894
Net income	$1,463	$1,598
Gross margin % - Net sales	16.1%	17.0%
Gross margin % - Adjusted gross billings (Non-GAAP)	5.1%	5.5%
Net income - % of Net sales	3.3%	3.9%
Net income - % of Adjusted gross billings (Non-GAAP)	1.0%	1.3%

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Net Sales

Net sales for the three months ended March 31, 2019 increased 11%, or $4.4 million, to $44.9 million, compared to $40.5 million for the same period in the prior year.  Adjusted gross billings for the three months ended March 31, 2019 increased 13%, or $16.8 million, to $141.9 million compared to $125.1 million for the same period in the prior year.

Lifeboat Distribution segment net sales for the three months ended March 31, 2019 increased $3.3 million, or 9%, to $40.1 million compared to $36.8 million for the same period in the prior year. The increase was due primarily to growth in sales penetration for several of our more significant product lines, as well as the addition of several new product lines. Adjusted gross billings for the Lifeboat Distribution segment for the three months ended March 31, 2019 increased $15.3 million, or 13%, to $134.3 million compared to $119.0 million for the same period in the prior year.

TechXtend segment net sales for the three months ended March 31, 2019 increased  $1.1 million, or 29%, to $4.8 million compared to $3.7 million for the prior year. The increase was primarily due to several high dollar enterprise sale transactions during the three months ended March 31, 2019. Sales in our TechXtend segment may vary significantly from quarter to quarter based on the timing of IT spending decisions by our larger customers and internal capital allocation decisions regarding capital we allocate to our extended payment program. Adjusted gross billings for the TechXtend segment for the three months ended March 31, 2019 increased  $1.5 million, or 25%, to $7.6 million compared to $6.1 million for the same period in the prior year.

During the three months ended March 31, 2019, we relied on two key customers for a total of 44% of our net sales, with one of these customers accounting for 26% and the other customer accounting for 18% of our total net sales during the quarter ended March 31, 2019. These same customers accounted for 41% and 9% of total net accounts receivable as of March 31, 2019. Two customers accounted for 36% and 15% of total net accounts receivable as of December 31, 2018. The Company had two major customers that accounted for 26% and 18%, respectively, of its total net sales during the three months ended March 31, 2018.

Gross Profit

Gross profit for the three months ended March 31, 2019 increased 5%, or $0.3 million, to $7.2 million compared to $6.9 million for the same period in the prior year. Lifeboat Distribution segment gross profit for the three months ended March 31, 2019 remained consistent at $6.2 million when compared to the same period in the prior year while TechXtend segment gross profit for the three months ended March 31, 2019 increased 46%, or $0.3 million, to $1.0 million compared to $0.7 million due to the higher net sales discussed above.

Gross profit margin (gross profit as a percentage of net sales) for the three months ended March 31, 2019 was 16.1% compared to 17.0% for the same period in the prior year. The change in gross profit margin is significantly impacted by changes in the percentage mix of our products which are recorded net of the related cost of sales, and hardware and software product sales which are reported on a gross basis. During the three months ended March 31, 2019 approximately 10.4% of our net sales was attributable to security, maintenance and third-party service products which are recorded on a net basis, or an effective 100% gross profit margin, compared to 11.6% for the same period in the prior year. This shift in product mix had the effect of reducing gross profit as a percent of net sales by 110 basis points. This decline was partially offset by higher gross profit margin on software and hardware products recorded on a gross basis. Lifeboat Distribution segment gross profit margin for the three months ended March 31, 2019 was 15.5% compared to 16.8% for the same period in the prior year. TechXtend segment gross profit margin for the three months ended March 31, 2019 was 21.6% compared to 19.1% for the same period in the prior year.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended March 31, 2019 increased $0.5 million, or 9%, to $5.5 million compared to $5.0 million for the same period in the prior year. The increase is primarily due to higher sales and marketing expenses related to increased sales personnel to support new vendor lines. SG&A expenses were 12.3% of net sales for the three months ended March 31, 2019, compared to 12.4% for the same period in the prior year.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We plan to continue to expand our investment in business development, sales and marketing to maximize our market penetration.

Income Taxes

For the three months ended March 31, 2019 and 2018, the Company recorded a provision for income taxes of $0.5 million, respectively. The effective tax rate for the three months ended March 31, 2019 was 25.0% compared to 23.4% for the same period in the prior year.

Liquidity and Capital Resources

Our cash and cash equivalents decreased to $14.1 million as of March 31, 2019 compared to $14.9 million as of December 31, 2018. The decrease in cash was primarily the result of $0.8 million of cash used for dividends.

Net cash provided by operating activities for the three months ended March 31, 2019 was less than $0.1 million, comprised primarily of net income adjusted for non-cash items of $1.8 million, offset by changes in operating assets and liabilities of $1.8 million. Net cash used in changes in working capital increased as increases in accounts receivables were offset by the utilization of vendor prepayments.

Net cash used in investing activities during the three months ended March 31, 2019 and 2018 was $0.1 million respectively.

Net cash used in financing activities during the three months ended March 31, 2019 was $0.8 million, primarily comprised of dividend payments on our Common Stock.

On November 15, 2017, the Company entered into a $20,000,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Second Amended and Restated Revolving Credit Loan Agreement (the “Loan Agreement”), Second Amended and Restated Revolving Credit Loan Note (the “Note”), Second Amended and Restated Security Agreement (the “Security Agreement”) and Second Amended and Restated Pledge and Security Agreement (the “Pledge Agreement”). The Credit Facility, which will be used for working capital and general corporate purposes, matures on August 31, 2020, at which time the Company must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any interest, fees, costs and expenses, if any. As of March 31, 2019, no borrowings were outstanding under the Credit Facility.

We anticipate that our working capital needs will increase as we invest in the growth of our business. We believe that the funds held in cash and cash equivalents and our unused borrowings under our credit facility will be sufficient to fund our working capital and cash requirements for at least the next 12 months.

Contractual Obligations as of March 31, 2019 are summarized as follows:

Payment due by Period	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating Leases Obligations (1)	$3,641	$469	$1,252	$940	$980
Total Contractual Obligations	$3,641	$469	$1,252	$940	$980

(1)

Operating leases relate primarily to the leases of the space used for our operations in Eatontown, New Jersey; Mesa Arizona; Mississauga, Canada; and Amsterdam, Netherlands. The commitments for operating leases include the minimum rent payments.

As of March 31, 2019, the Company had no borrowings outstanding under our lines of credit and no commitments relating to standby letters of credit, and has no standby repurchase obligations or other commercial commitments (see Note 8 in the Notes to our Condensed Consolidated Financial Statements).

Foreign Exchange

The Company’s foreign subsidiaries are subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. We are subject to fluctuations primarily in the Canadian Dollar and the Euro Dollar to-U.S. Dollar exchange rate.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In addition to its activities in the United States, 11.7% of the Company sales during the three months ended March 31, 2019 were generated by its subsidiaries in Canada and Europe. We are subject to general risks attendant to the conduct of business in Canada and Europe, including economic uncertainties and foreign government regulations. In addition, the Company’s international business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Foreign Exchange.”

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the repurchase of Common Stock by the Company and its affiliated purchasers during the first quarter of 2019.

ISSUER PURCHASE OF EQUITY SECURITIES

						Maximum
						Number of
				Total Number		Shares That
				of Shares		May Yet Be
				Purchased as		Purchased
	Total		Average	Part of Publicly	Average	Under the
	Number		Price Paid	Announced	Price Paid	Plans or
	of Shares		Per Share	Plans or	Per Share	Programs
Period	Purchased		(2)	Programs	(3)	(4)

January 1, 2019 - January 31, 2019	—		$—	—	$—	547,488
February 1, 2019 - February 28, 2019	1,905	(1)	$10.59	—	$—	547,488
March 1, 2019 - March 31, 2019	—		$—	—	$—	547,488
Total	1,905		$10.59	—	$—	547,488

(1)

Includes 1,905 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (4) below.

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

Item 6. Exhibits

(a)	Exhibits
10.1	Amendment to the Wayside Technology Group, Inc. 2012 Stock-Based Compensation Plan
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Steve DeWindt, President and Chief Executive Officer (principal executive officer) of the Company.

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

101

The following financial information from Wayside Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the SEC on May 9, 2019, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Stockholders’ Equity, (4) Condensed Consolidated Statements of Comprehensive Income, (5) Condensed Consolidated Statements of Cash Flows, and (6) the Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAYSIDE TECHNOLOGY GROUP, INC

May 9, 2019	By:	/s/ Steve DeWindt
Date		Steve DeWindt, President and Chief Executive Officer (Principal Executive Officer)

May 9, 2019	By:	/s/ Michael Vesey
Date		Michael Vesey, Vice President and Chief Financial Officer (Principal Financial Officer)

May 9, 2019	By:	/s/ Kevin T. Scull
Date		Kevin T. Scull, Vice President and Chief Accounting Officer (Principal Accounting Officer)