Form 10-Q
period 2019-06-30
Wayside Technology Group, Inc.
filed 2019-08-08
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

There were 4,507,190 outstanding shares of common stock, par value $.01 per share (“Common Stock”) as of August 6, 2019, not including 777,310 shares classified as treasury stock.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common stock, $.01 par value	WSTG	The NASDAQ Global Market

Wayside Technology Group, Inc. and Subsidiaries

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,374	$14,883
Accounts receivable, net of allowances of $722 and $785, respectively	86,043	81,351
Inventory, net	1,447	1,473
Vendor prepayments	—	3,172
Prepaid expenses and other current assets	2,534	1,988
Total current assets	99,398	102,867

Equipment and leasehold improvements, net	1,420	1,588
Right-of-use assets, net	1,975	—
Accounts receivable-long-term, net	2,705	3,156
Other assets	156	215
Deferred income taxes	10	145
	$105,664	$107,971
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$60,086	$66,653
Lease liability, current portion	404	—
Total current liabilities	60,490	66,653

Lease liability, net of current portion	2,358	—
Deferred rent and tenant allowances	—	745
Total liabilities	62,848	67,398

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 5,284,500 shares issued: 4,507,982 and 4,496,494 shares outstanding, respectively	53	53
Additional paid-in capital	32,467	32,392
Treasury stock, at cost, 776,518 and 788,006 shares, respectively	(13,232)	(13,447)
Retained earnings	24,780	22,994
Accumulated other comprehensive loss	(1,252)	(1,419)
Total stockholders’ equity	42,816	40,573
	$105,664	$107,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

(Amounts in thousands, except per share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2019	2018	2019	2018

Net sales	$95,534	$84,466	$50,676	$43,914

Cost of sales	80,481	71,073	42,857	37,416

Gross profit	15,053	13,393	7,819	6,498

Selling, general, and administrative expenses	10,988	10,346	5,472	5,298

Separation expenses	100	2,446	100	2,446

Income (loss) from operations	3,965	601	2,247	(1,246)

Other income:

Interest, net	298	449	129	210

Foreign currency transaction gain (loss)	91	(2)	29	(3)

Income (loss) before provision for income taxes	4,354	1,048	2,405	(1,039)

Provision for income taxes	1,035	568	548	78

Net income (loss)	$3,319	$480	$1,857	$(1,117)

Income (loss) per common share-Basic	$0.74	$0.10	$0.41	$(0.25)

Income (loss) per common share-Diluted	$0.74	$0.10	$0.41	$(0.25)

Weighted average common shares outstanding — Basic	4,408	4,323	4,412	4,344

Weighted average common shares outstanding — Diluted	4,408	4,323	4,412	4,344

Dividends paid per common share	$0.34	$0.34	$0.17	$0.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Amounts in thousands)

	Six months ended		Three months ended
	June 30,		June 30,
	2019	2018	2019	2018

Net income (loss)	$3,319	$480	$1,857	$(1,117)

Other comprehensive income (loss):
Foreign currency translation adjustments	167	(327)	40	(147)
Other comprehensive income (loss)	167	(327)	40	(147)

Comprehensive income (loss)	$3,486	$153	$1,897	$(1,264)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Total
Balance at January 1, 2019	5,284,500	53	32,392	788,006	(13,447)	22,994	(1,419)	40,573
Net income	—	—	—	—	—	1,463	—	1,463
Translation adjustment	—	—	—	—	—	—	127	127
Dividends paid	—	—	—	—	—	(767)	—	(767)
Share-based compensation expense	—	—	165	—	—	—	—	165
Restricted stock grants (net of forfeitures)	—	—	(318)	(18,780)	318	—	—	—
Treasury shares repurchased	—	—	—	1,905	(20)	—	—	(20)
Balance at April 1, 2019	5,284,500	53	32,239	771,131	(13,149)	23,690	(1,292)	41,541
Net income	—	—	—	—	—	1,857	—	1,857
Translation adjustment	—	—	—	—	—	—	40	40
Dividends paid	—	—	—	—	—	(767)	—	(767)
Share-based compensation expense	—	—	169	—	—	—	—	169
Restricted stock grants (net of forfeitures)	—	—	59	3,500	(59)	—	—	—
Treasury shares repurchased	—	—	—	1,887	(24)	—	—	(24)
Balance at June 30, 2019	5,284,500	$53	$32,467	776,518	$(13,232)	$24,780	$(1,252)	$42,816

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Total
Balance at January 1, 2018	5,284,500	53	31,257	829,671	(14,207)	22,522	(913)	38,712
Net income	—	—	—	—	—	1,597	—	1,597
Translation adjustment	—	—	—	—	—	—	(180)	(180)
Dividends paid	—	—	—	—	—	(764)	—	(764)
Share-based compensation expense	—	—	349	—	—	—	—	349
Restricted stock grants (net of forfeitures)	—	—	(706)	(60,500)	871	—	—	165
Treasury shares repurchased	—	—	—	9,126	(127)	—	—	(127)
Balance at April 1, 2018	5,284,500	53	30,900	778,297	(13,463)	23,355	(1,093)	39,752
Net loss	—	—	—	—	—	(1,117)	—	(1,117)
Translation adjustment	—	—	—	—	—	—	(147)	(147)
Dividends paid	—	—	—	—	—	(771)	—	(771)
Share-based compensation expense	—	—	2,038	—	—	—	—	2,038
Restricted stock grants (net of forfeitures)	—	—	(584)	(35,000)	584	—	—	—
Treasury shares repurchased	—	—	—	61,416	(866)	—	—	(866)
Balance at June 30, 2018	5,284,500	$53	$32,354	804,713	$(13,745)	$21,467	$(1,240)	$38,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six months ended
	June 30,
	2019	2018
Cash flows from operating activities
Net income	$3,319	$480
Adjustments to reconcile net income to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization expense	261	236
Deferred income tax expense	135	7
Share-based compensation expense	334	2,387
Loss on disposal of fixed assets	—	10
Amortization of discount on accounts receivable	(287)	(439)
Amortization of right-of-use assets	188	—
Changes in operating assets and liabilities:
Accounts receivable	(3,776)	7,514
Inventory	28	453
Prepaid expenses and other current assets	(542)	(25)
Vendor prepayments	3,172	1,994
Accounts payable and accrued expenses	(6,610)	(4,723)
Lease liability, net	(146)	—
Other assets and liabilities	53	(110)
Net cash and cash equivalents (used in) provided by operating activities	(3,871)	7,784

Cash flows from investing activities
Purchase of equipment and leasehold improvements	(86)	(189)
Net cash and cash equivalents used in investing activities	(86)	(189)

Cash flows from financing activities
Purchase of treasury stock	(44)	(993)
Borrowings under revolving credit facility	—	2,000
Repayments of borrowings under revolving credit facility	—	(2,000)
Dividends paid	(1,534)	(1,535)
Net cash and cash equivalents used in financing activities	(1,578)	(2,528)

Effect of foreign exchange rate on cash and cash equivalents	26	(188)

Net (decrease) increase in cash and cash equivalents	(5,509)	4,879
Cash and cash equivalents at beginning of period	14,883	5,530
Cash and cash equivalents at end of period	$9,374	$10,409

Supplementary disclosure of cash flow information:
Income taxes paid	$1,483	$1,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2019

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

The adoption of the new standard had a material effect on the Company’s financial statements, with the most significant effects of adoption relating to (1) the recognition of new right-of-use assets and lease liabilities on its balance sheet for real estate operating leases; and (2) providing significant new disclosures about its leasing activities. Upon adoption, the Company recognized operating lease liabilities of approximately $3.0 million based on the present value of the remaining minimum rental payments for existing operating leases. The Company also recognized corresponding ROU assets, net of lease incentives of approximately $2.2 million. There was no impact to stockholders’ equity from the adoption.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which permits the reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act (the “TCJA” or “U.S. tax reform”) from accumulated other comprehensive income (loss) to retained earnings. The new standard became effective for the Company beginning with the first quarter of 2019. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In June 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-07, “Compensation — Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), which aligns the measurement and classification guidance for share-based payments to nonemployees with that for employees, with certain exceptions. It expands the scope of ASC 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in the entity’s own operations and supersedes the guidance in ASC 505-50. The ASU retains the existing cost attribution guidance, which requires entities to recognize compensation cost for nonemployee awards in the same period and in the same manner (i.e., capitalize or expense) they would if they paid cash for the goods or services, but it moves the guidance to ASC 718. The new standard became effective for the Company beginning with the first quarter of 2019. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In July 2018, the FASB issued ASU 2018-09 – Codification Improvements (“ASU 2018-09”), which facilitates amendments to a variety of topics to clarify, correct errors in, or make minor improvements to the accounting standards codification. The effective date of the standard is dependent on the facts and circumstances of each amendment. Some amendments do not require transition guidance and will be effective upon the issuance of this standard. A majority of the amendments in ASU 2018-09 became effective for the Company beginning with the first quarter of 2019. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

3.         Foreign Currency Translation:

Assets and liabilities of the Company’s foreign subsidiaries have been translated using the end of the reporting period exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period. Foreign currency transaction gains and losses are recorded as income or expenses as amounts are settled. The net sales from our foreign operations for the three months ended June 30, 2019 and 2018 were $4.2 million and $4.5 million, respectively. The net sales from our foreign operations for the six months ended June 30, 2019 and 2018 were $9.4 million and $9.9 million, respectively.

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

Recognition of revenue when, or as, we satisfy a performance obligation — The Company recognizes revenue when its performance obligations are complete, and control of the specified goods or services pass to the customer. The Company considers the following indicators in determining when control passes to the customer: (i) the Company has a right to payment for the product or service, (ii) the customer has legal title to the product, (iii) the Company has transferred physical possession of the product, (iv) the Customer has the significant risk and rewards of ownership of the product, and (v) the customer has accepted the product. Substantially all our performance obligations are satisfied at a point in time, as our obligation is to deliver a product or fulfill an order for a third party to deliver ongoing services, maintenance or support.

Disaggregation of Revenue

We generate revenue from the re-sale of third-party software licenses, subscriptions, hardware, and related service contracts. Finance fees related to sales are classified as interest income. The following table depicts the disaggregation of revenue according to revenue type and is consistent with how we evaluate our financial performance:

	(Unaudited)		(Unaudited)
	Six months ended		Three months ended
Net sales:	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Hardware, software and other products	$85,974	$75,973	$45,784	$40,111
Software - security & highly interdependent with support	3,620	3,596	1,727	1,493
Maintenance, support & other services	5,940	4,897	3,165	2,310
Net sales	$95,534	$84,466	$50,676	$43,914

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

Contract balances - Accounts receivable is recorded at the invoiced amount, net of an allowance for doubtful accounts. A receivable is recognized in the period we deliver goods or provide services or when our right to consideration is unconditional. Payment terms on invoiced amounts are typically 30-75 days. The balance of accounts receivable, net of allowance for doubtful accounts as of June 30, 2019 and December 31, 2018 is presented in the accompanying consolidated balance sheets. Accounts receivable-long-term result from product sales with extended payment terms that are discounted to their present values at the Company’s estimates of prevailing market rates at the time of the sale. The Company has determined that these amounts do not represent variable consideration as the amount earned is fixed. In subsequent periods, the accounts receivable is increased to the amounts due and payable by the customers through the accretion of interest income on the unpaid accounts receivable due in future years. The amounts due under these long-term accounts receivable due within one year are reclassified to the current portion of accounts receivable and are shown net of reserves. As our revenues are generally recognized at a point in time in the same period as they are billed, we have no deferred revenue balances. Provisions for doubtful accounts including long-term accounts receivable and returns are estimated based on historical write offs, sales returns and credit memo analysis which are adjusted to actual on a periodic basis.

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

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

Six months ended
June 30,
2019
Cash paid for operating lease liabilities	$248
Right-of-use assets obtained in exchange for new operating lease obligations (1)	$2,163
Weighted-average remaining lease term	7.6 years
Weighted-average discount rate	3.4%

(1)	Represents operating leases existing on January 1, 2019 and recognized as part of the Company’s adoption of ASU 2016-02. No new operating leases commenced during the six months ended June 30, 2019.

Maturities of lease liabilities as of June 30, 2019 were as follows:

2019 (excluding the six months ended June 30, 2019)	$212
2020	438
2021	405
2022	414
2023	463
Thereafter	1,573
3,505
Less: imputed interest	(743)
Total lease liabilities	$2,762

Lease liabilities, current portion	404
Lease liabilities, net of current portion	2,358
Total lease liabilities	$2,762

7.            Fair Value:

The carrying amounts of financial instruments, including cash and cash equivalents, short-term accounts receivable and accounts payable approximated fair value at June 30, 2019 and December 31, 2018 because of the relative short maturity of these instruments. The Company’s accounts receivable long-term are discounted to their present value at prevailing market rates at the time of sale.

8.           Balance Sheet Detail:

Equipment and leasehold improvements consist of the following:

	June 30,	December 31,
	2019	2018
Equipment	$2,234	$2,146
Leasehold improvements	1,333	1,332
	3,567	3,478
Less accumulated depreciation and amortization	(2,147)	(1,890)
	$1,420	$1,588

During the three months ended June 30, 2019 and 2018, the Company recorded depreciation and amortization expense of $0.1 million, respectively. During the six months ended June 30, 2019 and 2018, the Company recorded depreciation and amortization expense of $0.3 million and $0.2 million, respectively. Depreciation and amortization expense are included in selling, general and administrative expense.

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

	June 30,	December 31,
	2019	2018
Total amount due from customer	$9,213	$11,169
Less unamortized discount	(335)	(391)
Less current portion included in accounts receivable	(6,173)	(7,622)
	$2,705	$3,156

The undiscounted cash flows to be received by the Company relating to these accounts receivable long-term will be $6.4 million, $2.5 million and $0.3 million during the 12-month periods ending June 30, 2020, 2021 and 2022, respectively.

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2019	2018
Trade accounts payable	$56,695	$62,751
Accrued expenses	3,391	3,902
	$60,086	$66,653

9.            Credit Facility:

On November 15, 2017, the Company entered into a $20,000,000  revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Second Amended and Restated Revolving Credit Loan Agreement (the “Loan Agreement”), Second Amended and Restated Revolving Credit Loan Note (the “Note”), Second Amended and Restated Security Agreement (the “Security Agreement”) and Second Amended and Restated Pledge and Security Agreement (the “Pledge Agreement”). The Credit Facility, which will be used for working capital and general corporate purposes, matures on August 31, 2020, at which time the Company must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any, fees, costs and expenses. In addition, the Company will pay regular monthly payments of all accrued and unpaid interest. The interest rate for any borrowings under the Credit Facility is subject to change from time to time based on the changes in the LIBOR Rate, as defined in the Loan Agreement (the “Index”). The Index was 3.87% at June 30, 2019. Interest on the unpaid principal balance of the Note will be calculated using a rate of 1.50 percentage points over the Index. If the Index becomes unavailable during the term of the Credit Facility, interest will be based upon the Prime Rate (as defined in the Loan Agreement) after notifying the Company. The Credit Facility is secured by the assets of the Company.

Among other affirmative covenants set forth in the Loan Agreement, the Company must maintain (i) a minimum Debt Service Coverage Ratio (as defined in the Loan Agreement) of not less than 2.0 to 1.0, (ii) a maximum Leverage Ratio (as defined in the Loan Agreement) of at least 2.5 to 1.0, and (iii) a minimum Collateral Coverage Ratio (as defined in the Loan Agreement) of not less than 1.5 to 1.0. Additionally, the Loan Agreement contains negative covenants prohibiting, among other things, the creation of certain liens, the alteration of the nature or character of the Company’s business, and transactions with the Company’s shareholders, directors, officers, subsidiaries and/or affiliates other than with respect to (i) the repurchase of the issued and outstanding capital stock of the Company from the stockholders of the Company or (ii) the declaration and payment of dividends to the stockholders of the Company. The Company was in compliance with all covenants at June 30, 2019 and December 31, 2018.

At June 30, 2019 and December 31, 2018, the Company had no borrowings outstanding under the Credit Facility.

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	(Unaudited)		(Unaudited)
	Six months ended		Three months ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$3,319	$480	$1,857	$(1,117)

Less distributed and undistributed income allocated to participating securities	74	29	40	(28)

Net income (loss) attributable to common shareholders	3,245	451	1,817	(1,089)

Denominator:
Weighted average common shares (Basic)	4,408	4,323	4,412	4,344

Weighted average common shares including assumed conversions (Diluted)	4,408	4,323	4,412	4,344

Basic net income (loss) per share	$0.74	$0.10	$0.41	$(0.25)
Diluted net income (loss) per share	$0.74	$0.10	$0.41	$(0.25)

11.        Major Customers and Vendors:

The Company had two major vendors that accounted for 22% and 15%, respectively, of total purchases during the three months ended June 30, 2019 and 25% and 15%, respectively, of total purchases during the six months ended June 30, 2019. The Company had two major vendors that accounted for 21% and 15%, respectively, of total purchases during the three months ended June 30, 2018 and 27% and 15%, respectively, of total purchases during the six months ended June 30, 2018.

The Company had two major customers that accounted for 27% and 18%, respectively, of its net sales during the three months ended June 30, 2019 and 26% and 18%, respectively, of its net sales during the six months ended June 30, 2019. These same customers accounted for 44% and 12%, respectively, of total net accounts receivable as of June 30, 2019 and 36% and 15%, respectively, of total net accounts receivable as of December 31, 2018. The Company had two major customers that accounted for 18% and 16%, respectively, of its total net sales during the three months ended June 30, 2018 and 22% and 17%, respectively, of its total net sales during the six months ended June 30, 2018.

12.          Income Taxes:

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. In prior years, the Company recorded an accrual of $0.5 million, net of federal tax benefit, for potential liabilities for state income taxes in states which have enacted economic nexus statutes and in which the Company has not filed income tax returns. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that it has appropriate support for the income tax positions it takes and expects to take on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

The effective tax rate for the three months ended June 30, 2019 and 2018 was 22.8% and (7.6%), respectively. The effective tax rate for the six months ended June 30, 2019 and 2018 was 23.8% and 54.2%, respectively.

The Company’s effective tax rate for the three and six months ended June 30, 2018 was impacted by limitations on the deductibility of executive compensation resulting from Section 162(m) of the Internal Revenue Code, and adjustments to the accrual for state income taxes in states which have enacted economic nexus statutes. The Company recorded a $0.4 million tax benefit related to separation expenses during the three months ended June 30, 2018 which were accounted for as a discrete item, resulting in an 18% effective tax benefit rate on that item. The Company also recorded an adjustment to its accrual for potential liabilities for state income taxes in states which have enacted economic nexus statutes of $0.2 million during the three months ended June 30, 2018. The effective tax rate for ordinary income was 24.1% for the three and six months ended June 30, 2018.

13.          Stockholders’ Equity and Stock Based Compensation:

The 2012 Stock-Based Compensation Plan (the “2012 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2012 Plan was 600,000, which was increased to 1,000,000 shares by shareholder approval at the Company’s 2018 Annual Meeting in June 2018. As of June 30, 2019, the number of shares of Common stock available for future award grants to employees, officers and directors under the 2012 Plan is 514,742.

During the six months ended June 30,  2018, the Company granted a total of 95,500 shares of Restricted Stock to officers and employees. These shares of Restricted Stock vest between sixteen and twenty equal quarterly installments.

During the six months ended June 30,  2019, the Company granted a total of 20,405 shares of Restricted Stock to officers and employees. These shares of Restricted Stock vest over sixteen equal quarterly installments. During the six months ended June 30, 2019, a total of 5,125 shares of Restricted Stock were forfeited.

A summary of nonvested shares of Restricted Stock awards outstanding under the 2012 Plan as of June 30, 2019, and changes during the six months then ended is as follows:

		Weighted
		Average Grant
		Date
	Shares	Fair Value
Nonvested shares at January 1, 2019	96,744	$15.67
Granted in 2019	20,405	12.40
Vested in 2019	(19,416)	15.60
Forfeited in 2019	(5,125)	11.28
Nonvested shares at June 30, 2019	92,608	$15.21

As of June 30, 2019, there is approximately $1.3 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.6 years.

During the three months ended June 30, 2019 and 2018, the Company recognized share-based compensation cost of $0.2  million and $2.1 million, respectively. During the six months ended June 30, 2019 and 2018, the Company recognized share-based compensation cost of $0.3 million and $2.4 million, respectively.

During the three and six months ended June 30, 2018, $1.7 million of stock compensation expense related to accelerated vesting of shares upon the resignation of the Company’s former Chief Executive Officer, was included in separation expense. All other share-based compensation is included in selling, general and administrative expenses.

14.          Segment Information:

FASB ASC Topic 280, “Segment Reporting,” requires that public companies report profits and losses and certain other information on their “reportable operating segments” in their annual and interim financial statements. The internal organization used by the public company’s Chief Operating Decision Maker (CODM) to assess performance and allocate resources determines the basis for reportable operating segments. The Company’s CODM is the President of our “Lifeboat Distribution” segment.

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

	(Unaudited)		(Unaudited)
	Six months ended June 30,		Three months ended June 30,
	2019	2018	2019	2018
Revenue:
Lifeboat Distribution	$87,376	$75,162	$47,320	$38,324
TechXtend	8,158	9,304	3,356	5,590
	95,534	84,466	50,676	43,914
Gross Profit:
Lifeboat Distribution	$13,322	$11,460	$7,124	$5,275
TechXtend	1,731	1,933	695	1,223
	15,053	13,393	7,819	6,498
Direct Costs:
Lifeboat Distribution	$5,039	$4,222	$2,555	$2,187
TechXtend	808	895	370	495
	5,847	5,117	2,925	2,682
Segment Income Before Taxes: (1)
Lifeboat Distribution	$8,283	$7,238	$4,569	$3,088
TechXtend	923	1,038	325	728
Segment Income Before Taxes	9,206	8,276	4,894	3,816

General and administrative	$5,141	$5,229	$2,547	$2,616
Separation expenses	100	2,446	100	2,446
Interest, net	298	449	129	210
Foreign currency transaction gain (loss)	91	(2)	29	(3)
Income (loss) before taxes	$4,354	$1,048	$2,405	$(1,039)

(1) Excludes general corporate expenses including interest and foreign currency translation expenses.

	(Unaudited)
	As of	As of
	June 30,	December 31,
Selected Assets by Segment:	2019	2018

Lifeboat Distribution	$83,359	$77,610
TechXtend	6,835	11,542
Segment Select Assets	90,194	89,152
Corporate Assets	15,470	18,819
Total Assets	$105,664	$107,971

	Six months ended		Three months ended
	(Unaudited)		(Unaudited)
Disaggregation of Revenue:	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Lifeboat Distribution

Hardware, software and other products	$78,660	$67,596	$42,807	$35,173
Software - security & highly interdependent with support	3,494	3,249	1,656	1,163
Maintenance, support & other services	5,222	4,317	2,857	1,988
Net Sales	$87,376	$75,162	$47,320	$38,324

TechXtend

Hardware, software and other products	$7,314	$8,377	$2,977	$4,938
Software - security & highly interdependent with support	126	347	71	330
Maintenance, support & other services	718	580	308	322
Net Sales	$8,158	$9,304	$3,356	$5,590

15.          Separation Charges:

On May 11, 2018, the Company entered into a Separation and Release Agreement (the “2018 Separation Agreement”) with its former Chairman of the Board, President and Chief Executive Officer upon his resignation from the Company. The Separation Agreement supersedes and replaces the Employment Agreement, dated January 12, 2006, between the former Chairman of the Board, President and Chief Executive Officer and the Company.

The former Chairman of the Board, President and Chief Executive Officer was entitled to receive (a) a cash payment of $0.7 million, payable in 12 consecutive, equal monthly installments on the fifteenth day of each month, commencing June 15, 2018; provided that the monthly payments were delayed until the earlier to occur of the former Chairman of the Board, President and Chief Executive Officer’s death or November 19, 2018 (the “Delay Period”), and upon the expiration of the Delay Period, all payments that were delayed were paid in a lump sum, (b) a one-time, lump sum cash payment of $0.03 million (the former Chairman of the Board, President and Chief Executive Officer’s then current monthly salary) payable within 30 days after the separation date so long as the former Chairman of the Board, President and Chief Executive Officer performed certain transition services to the extent reasonably requested by the Company, which was paid; and (c) payment of accrued vacation equal to $0.04 million; and all stock options and stock awards issued to the former Chairman of the Board, President and Chief Executive Officer, consisting solely of 109,084 shares of restricted Common Stock issued under the 2012 Plan, became fully vested and immediately exercisable and remain exercisable through their original terms.

There was no expense recorded during the three and six months ended June 30, 2019, respectively, related to the 2018 Separation Agreement. The Company recorded separation expenses of $2.4 million during the three and six months ended June 30, 2018 relating to the 2018 Separation Agreement, consisting of $1.7 million for accelerated vesting of restricted stock grants and $0.7 million for other cash payments made over the subsequent twelve months.

On May 24, 2019, the Company entered into a Separation and Release Agreement (“2019 Separation Agreement”) with its former President, Chief Executive Officer and member of the Board upon his resignation from the Company effective June 6, 2019. The 2019 Separation Agreement supersedes and replaces the Employment Agreement, dated October 5, 2018, between the former President, Chief Executive Officer and member of the Board and the Company. The former President, Chief Executive Officer and member of the Board is entitled to receive a one-time cash payment of $0.1 million, payable in six equal monthly installments.

The Company recorded separation expenses of $0.1 million during the three and six months ended June 30, 2019, respectively, relating to the 2019 Separation Agreement for the cash payments to be made over the subsequent six months. There was no expense recorded during the three and six months ended June 30, 2018, respectively, related to the 2019 Separation Agreement.

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

We sell in a competitive environment where gross product margins on adjusted gross billings have historically declined due to competition and changes in product mix towards products where no delivery of a physical product is required. To date, we have been able to implement cost efficiencies such as the use of drop shipments, electronic ordering (“EDI”) and other capabilities to be able to operate our business profitably as gross margins have declined.

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

Dividend Policy and Share Repurchase Program. Historically we have sought to return value to investors through the payment of quarterly dividends and share repurchases. Total dividends paid and shares repurchased were $0.8 million and less than $0.1 million during the three months ended June 30, 2019, respectively, and $0.8 million and $0.9 million during the three months ended June 30, 2018, respectively. The payment of future dividends and share repurchases is at the discretion of our Board of Directors and dependent on results of operations, projected capital requirements and other factors the Board of Directors may find relevant.

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

Financial Overview

Net sales increased 15%, or $6.8 million, to $50.7 million for the three months ended June 30, 2019 compared to $43.9 million for the same period in the prior year. Gross profit increased 20%, or $1.3 million, to  $7.8 million for the three months ended June 30, 2019 compared to $6.5 million for the same period in the prior year. Selling, general and administrative (“SG&A”) expenses increased 3%, or $0.2 million, to $5.5 million for the three months ended June 30, 2019, compared to  $5.3 million for the same period in the prior year.  Separation expenses were $0.1 million for the three months ended June 30, 2019 compared to $2.4 million for the same period in the prior year. Net income for the three months ended

June 30, 2019 was $1.9 million compared to a net loss for the same period in the prior year of $1.1 million. Diluted income per share for the three months ended June 30, 2019 was $0.41 compared to diluted loss per share of $0.25 for the same period in the prior year.

Net income excluding the impact of separation expenses, net of taxes (non-GAAP) for the three months ended June 30, 2019 was $1.9 million compared to $0.9 million for the same period in the prior year. Diluted earnings per share excluding separation expenses, net of taxes (non-GAAP) for the three months ended June 30, 2019 was $0.43 compared to $0.20 for the same period in the prior year.

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

The adoption of the new standard had a material effect on the Company’s financial statements, with the most significant effects of adoption relating to (1) the recognition of new right-of-use assets and lease liabilities on its balance sheet for real estate operating leases; and (2) providing significant new disclosures about its leasing activities. Upon adoption, the Company recognized operating lease liabilities of approximately $3.0 million based on the present value of the remaining minimum rental payments for existing operating leases. The Company also recognized corresponding right-of-use assets, net of lease incentives of approximately $2.2 million. There was no impact to stockholders’ equity from the adoption.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which permits the reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act (the “TCJA” or “U.S. tax reform”) from accumulated other comprehensive income (loss) to retained earnings. The new standard became effective for the Company beginning with the first quarter of 2019. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In June 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-07, “Compensation — Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), which aligns the measurement and classification guidance for share-based payments to nonemployees with that for employees, with certain exceptions. It expands the scope of ASC 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in the entity’s own operations and supersedes the guidance in ASC 505-50. The ASU retains the existing cost attribution guidance, which requires entities to recognize compensation cost for nonemployee awards in the same period and in the same manner (i.e., capitalize or expense) they would if they paid cash for the goods or services, but it moves the guidance to ASC 718. The new standard became effective for the Company beginning with the first quarter of 2019. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In July 2018, the FASB issued ASU 2018-09 – Codification Improvements (“ASU 2018-09”), which facilitates amendments to a variety of topics to clarify, correct errors in, or make minor improvements to the accounting standards codification. The effective date of the standard is dependent on the facts and circumstances of each amendment. Some amendments do not require transition guidance and will be effective upon the issuance of this standard. A majority of the amendments in ASU 2018-09 became effective for the Company beginning with the first quarter of 2019. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of income expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Six months ended		Three months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	84.2	84.1	84.6	85.2
Gross profit	15.8	15.9	15.4	14.8
Selling, general and administrative expenses	11.5	12.2	10.8	12.1
Separation expenses	0.1	2.9	0.2	5.6
Income (loss) from operations	4.2	0.7	4.4	(2.8)
Other income	0.4	0.5	0.3	0.5
Income (loss) before income taxes	4.6	1.2	4.7	(2.4)
Income tax provision	1.1	0.7	1.1	0.2
Net income (loss)	3.5%	0.6%	3.7%	(2.5)%

Non-GAAP Financial Measures

Our management monitors a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business. We believe that important measures and ratios include net sales, gross margin, adjusted gross billings, gross profit as a percentage of gross billings, net income as a percentage of net sales, net income as a percentage of gross billings,  net income excluding separation expenses, net of taxes and diluted earnings per share excluding separation expenses, net of taxes. We use a variety of operating and other information to evaluate the operating performance of our business, develop financial forecasts, make strategic decisions, and prepare and approve annual budgets. These key indicators include financial information that is prepared in accordance with U.S. GAAP and presented in our consolidated financial statements as well as non-GAAP performance measurement tools. When including non-GAAP performance measurements tools, we provide a reconciliation to the most directly comparable U.S. GAAP measure.

	Six months ended		Three months ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Net sales	$95,534	$84,466	$50,676	$43,914
Adjusted gross billings (Non-GAAP)	$284,461	$241,638	$142,594	$116,555
Adjusted gross billings - Lifeboat Distribution (Non-GAAP)	$271,134	$221,038	$136,831	$102,006
Adjusted gross billings - TechXtend (Non-GAAP)	$13,327	$20,600	$5,763	$14,549
Gross profit	$15,053	$13,393	$7,819	$6,498
Gross profit - Lifeboat Distribution	$13,322	$11,460	$7,124	$5,275
Gross profit - TechXtend	$1,731	$1,933	$695	$1,223
Net income (loss)	$3,319	$480	$1,857	$(1,117)
Net income excluding Separation expense (Non-GAAP)	$3,395	$2,488	$1,933	$891
Gross margin % - Net sales	15.8%	15.9%	15.4%	14.8%
Gross margin % - Adjusted gross billings (Non-GAAP)	5.3%	5.5%	5.5%	5.6%
Net income (loss) - % of Net sales	3.5%	0.6%	3.7%	-2.5%
Net income (loss) - % of Adjusted gross billings (Non-GAAP)	1.2%	0.2%	1.3%	-1.0%
Net income excluding Separation expense % - Net sales (Non-GAAP)	3.6%	2.9%	3.8%	2.0%

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

	Six months ended		Three months ended
	June 30,	June 30,	June 30,	June 30,
Reconciliation of net sales to adjusted gross billings (Non-GAAP):	2019	2018	2019	2018

Net sales	$95,534	$84,466	$50,676	$43,914
Costs of sales related to Software – security and highly interdependent with support and maintenance, support or other services	188,927	157,172	91,918	72,641
Adjusted gross billings	$284,461	$241,638	$142,594	$116,555

	Six months ended		Three months ended
Adjusted gross billings by segment (Non-GAAP):	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Lifeboat Distribution segment:
Net sales	$87,376	$75,162	$47,320	$38,324
Costs of sales related to Software – security and highly interdependent with support and maintenance, support and other services	183,758	145,876	89,511	63,682
Adjusted gross billings	$271,134	$221,038	$136,831	$102,006

TechXtend segment:
Net sales	$8,158	$9,304	$3,356	$5,590
Costs of sales related to Software – security and highly interdependent with support and maintenance, support and other services	5,169	11,296	2,407	8,959
Adjusted gross billings	$13,327	$20,600	$5,763	$14,549

We use net income excluding separation expenses, net of taxes and diluted earnings per share excluding separation expenses, net of taxes as supplemental measures of our performance to gain insight into comparison of our businesses’ profitability when compared to the prior year. We provided a reconciliation of net income excluding separation expenses, net of taxes to net income (loss) and diluted earnings per share excluding separation expenses, net of taxes to diluted earnings per share, which are the most directly comparable U.S. GAAP measures.  Our use of net income excluding separation expenses, net of taxes and diluted earnings per share excluding separation expenses, net of taxes has limitations, and you should not consider it in isolation or as substitutes for analysis of our financial results as reported under U.S. GAAP. In addition, other companies, including companies in our industry, might calculate separation expenses, net of taxes, or similarly titled measures differently, which may reduce their usefulness as comparative measures.

	Six months ended		Three months ended
Reconciliation of net income (loss) to net income excluding	June 30,	June 30,	June 30,	June 30,
separation expenses, net of tax (Non-GAAP):	2019	2018	2019	2018

Net income (loss)	$3,319	$480	$1,857	$(1,117)
Separation expenses	100	2,446	100	2,446
Income tax benefits related to separation expenses	(24)	(438)	(24)	(438)
Net income excluding separation expenses, net of taxes	$3,395	$2,488	$1,933	$891

	Six months ended		Three months ended
Diluted earnings per share reconciled to diluted earnings per share	June 30,	June 30,	June 30,	June 30,
excluding separation expenses, net of taxes (Non-GAAP):	2019	2018	2019	2018

Diluted earnings per share	$0.74	$0.10	$0.41	$(0.25)
Separation expenses	0.01	0.55	0.02	0.55
Income tax benefit related to separation expenses	-	(0.10)	-	(0.10)
Diluted earnings per share excluding separation expenses, net of taxes	$0.75	$0.55	$0.43	$0.20

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Net Sales

Net sales for the three months ended June 30, 2019 increased 15%, or $6.8 million, to $50.7 million, compared to $43.9 million for the same period in the prior year. Adjusted gross billings for the three months ended June 30, 2019 increased 22%, or $26.0 million, to $142.6 million compared to $116.6 million for the same period in the prior year.

Lifeboat Distribution segment net sales for the three months  ended June 30, 2019 increased $9.0 million, or 23%, to $47.3 million compared to $38.3 million for the same period in the prior year. The increase was due primarily to sales growth in several of our more significant product lines, as well as incremental sales from new product lines added during 2018 and the first quarter of 2019.  Adjusted gross billings for the Lifeboat Distribution segment for the three months ended June 30, 2019 increased $34.8 million, or 34%, to $136.8 million compared to $102.0 million for the same period in the prior year.

TechXtend segment net sales for the three months ended June 30, 2019 decreased  $2.2 million, or 40%, to $3.4 million compared to $5.6 million for the same period in the prior year.  The decrease was due primarily to fewer high dollar enterprise sale transactions and a decrease in extended payment term sales during the three months ended June 30, 2019 compared to the same period in the prior year.  Sales in our TechXtend segment may vary significantly from quarter to quarter based on the timing of IT spending decisions by our larger customers and internal capital allocation decisions regarding capital we allocate to our extended payment program. Adjusted gross billings for the TechXtend segment for the three months ended June 30, 2019 decreased  $8.8 million, or 60%, to $5.8 million compared to $14.6 million for the same period in the prior year.

During the three months ended June 30, 2019, we relied on two key customers for a total of 45% of our net sales, with one of these customers accounting for 27% and the other customer accounting for 18% of our total net sales during the three months ended June 30, 2019.  The Company had two major customers that accounted for 18% and 16%, respectively, of its total net sales during the three months ended June 30, 2018. The Company had two major vendors that accounted for 22% and 15%, respectively, of total purchases during the three months ended June 30, 2019 and 21% and 15%, respectively, of total purchases during the three months ended June 30, 2018.

Gross Profit

Gross profit for the three months ended June 30, 2019 increased 20%, or $1.3 million, to $7.8 million compared to $6.5 million for the same period in the prior year. Lifeboat Distribution segment gross profit for the three months ended June 30, 2019 increased 35%, or $1.8 million, to $7.1 million compared to $5.3 million for the same period in the prior year due to the sales growth from existing and new product lines discussed above and changes in early pay discounts to vendors. TechXtend segment gross profit for the three months ended June 30, 2019 decreased 43%, or $0.5 million, to $0.7 million compared to $1.2 million for the same period in the prior year due to the lower net sales discussed above.

Gross profit margin (gross profit as a percentage of net sales) for the three months ended June 30, 2019 was 15.4% compared to 14.8% for the same period in the prior year. The change in gross profit margin is significantly impacted by changes in the percentage mix of our products which are recorded net of the related cost of sales, and hardware and software product sales which are reported on a gross basis. During the three months ended June 30, 2019 approximately 9.7% of our net sales was attributable to security, maintenance and third-party service products which are recorded on a net basis, or an effective 100% gross profit margin, compared to 8.7% for the same period in the prior year. This shift in product mix had the effect of increasing gross profit as a percent of net sales by 90 basis points. This increase was partially offset by lower gross profit margin on software and hardware products recorded on a gross basis. Lifeboat Distribution segment gross profit margin for the three months ended June 30, 2019 was 15.1% compared to 13.8% for the same period in the prior year. TechXtend segment gross profit margin for the three months ended June 30, 2019 was 20.7% compared to 21.9% for the same period in the prior year.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended June 30, 2019 increased $0.2 million, or 3%, to $5.5 million compared to $5.3 million for the same period in the prior year due to increased commission and bonus expense to support the increased sales on existing and new product lines, partially offset by a decrease in stock compensation expense. SG&A expenses were 10.8% of net sales for the three months ended June 30, 2019, compared to 12.1% for the same period in the prior year.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We plan to continue to expand our investment in business development, sales and marketing to maximize our market penetration.

Separation Expense

Separation expense for the three months ended June 30, 2019 was $0.1 million compared to $2.4 million for the same period in the prior year. Separation expense for the three months ended June 30, 2019 related to the 2019 Separation Agreement, representing $0.1 million accrued payments to be made over the subsequent six months. Separation expense for the three months ended June 30, 2018 related to the 2018 Separation Agreement.

Income Taxes

For the three months ended June 30, 2019 and 2018, the Company recorded a provision for income taxes of $0.5 million and $0.1 million, respectively. The effective tax rate for the three months ended June 30, 2019 was 22.8% compared to (7.6%) for the same period in the prior year.

The Company’s effective tax rate for the three months ended June 30, 2018 was impacted by limitations on the deductibility of executive compensation resulting from Section 162(m) of the Internal Revenue Code, and adjustments to the accrual for state income taxes in states which have enacted economic nexus statutes. The Company recorded a $0.4 million tax benefit related to separation expenses during the three months ended June 30, 2018 which were accounted for as a discrete item, resulting in an 18% effective tax benefit rate on that item. The Company also recorded an adjustment to its accrual for potential liabilities for state income taxes in states which have enacted economic nexus statutes of $0.2 million during the three months ended June 30, 2018. The effective tax rate for ordinary income was 24.1% for the three months ended June 30, 2018.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Net Sales

Net sales for the six months ended June 30, 2019 increased 13%, or $11.1 million, to $95.5 million, compared to $84.5 million for the same period in the prior year. Adjusted gross billings for the six months ended June 30, 2019 increased 18%, or $42.8 million, to $284.5 million compared to $241.7 million for the same period in the prior year. Adjusted gross billings increased at a higher rate than net sales primarily due to a higher percentage of adjusted gross billings being comprised of Software – security and highly interdependent with support and maintenance, support and other services, which are recorded on a net basis.

Lifeboat Distribution segment net sales for the six months ended June 30, 2019 increased $12.2 million, or 16%, to $87.4 million compared to $75.2 million for the same period in the prior year. The increase was due primarily to sales growth in several of our more significant product lines, as well as incremental sales from new product lines added during 2018 and the first quarter of 2019.  Adjusted gross billings for the Lifeboat Distribution segment for the six months ended June 30, 2019 increased $50.1 million, or 23%, to $271.1 million compared to $221.0 million for the same period in the prior year.

TechXtend segment net sales for the six months ended June 30, 2019 decreased $1.1 million, or 12%, to $8.2 million compared to $9.3 million for the same period in the prior year. The decrease was primarily due to fewer high dollar enterprise sale transactions and a decrease in extended payment term sales during the six months ended June 30, 2019 compared to the same period in the prior year. Sales in our TechXtend segment may vary significantly from period to period based on the timing of IT spending decisions by our larger customers and internal capital allocation decisions regarding capital we allocate to our extended payment program. Adjusted gross billings for the TechXtend segment for the six months ended June 30, 2019 decreased $7.3 million, or 35%, to $13.3 million compared to $20.6 million for the same period in the prior year.

During the six months ended June 30, 2019, we relied on two key customers for a total of 44% of our net sales, with one of these customers accounting for 26% and the other customer accounting for 18% of our total net sales during the six months ended June 30, 2019. The Company had two major customers that accounted for 22% and 17%, respectively, of its total net sales during the six months ended June 30, 2018. The Company had two major vendors that accounted for 25% and 15%, respectively, of total purchases during the six months ended June 30, 2019 and 27% and 15%, respectively, of total purchases during the six months ended June 30, 2018.

Gross Profit

Gross profit for the six months ended June 30, 2019 increased 12%, or $1.7 million, to $15.1 million compared to $13.4 million for the same period in the prior year. Lifeboat Distribution segment gross profit for the six months ended June 30, 2019 increased 16%, or $1.9 million, to $13.4 million compared to $11.5 million for the same period in the prior year due to the sales growth from existing and new product lines discussed above. TechXtend segment gross profit for the six months ended June 30, 2019 decreased 10%, or $0.2 million, to $1.7 million compared to $1.9 million due to the lower net sales discussed above.

Gross profit margin (gross profit as a percentage of net sales) for the six months ended June 30, 2019 was 15.8% compared to 15.9% for the same period in the prior year. The slight decline in the gross profit margin was caused by slightly lower gross profit margin on software and hardware products recorded on a gross basis. Lifeboat Distribution segment gross profit margin for the six months ended June 30, 2019 remained consistent at 15.2% compared to the same period in the prior year. TechXtend segment gross profit margin for the six months ended June 30, 2019 was 21.2% compared to 20.8% for the same period in the prior year.

Selling, General and Administrative Expenses

SG&A expenses for the six months ended June 30, 2019 increased $0.6 million, or 6%, to $11.0 million compared to $10.4 million for the same period in the prior year. The increase is due primarily to increased commission and bonus expense to support the increased sales on existing and new product lines, partially offset by a decrease in stock compensation expense.  SG&A expenses were 11.5% of net sales for the six months ended June 30, 2019, compared to 12.2% for the same period in the prior year.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We plan to continue to expand our investment in business development, sales and marketing to maximize our market penetration.

Separation Expense

Separation expense for the six months ended June 30, 2019 was $0.1 million compared to $2.4 million for the same period in the prior year. Separation expense for the six months ended June 30, 2019 related to the 2019 Separation Agreement, representing $0.1 million accrued payments to be made over the subsequent six months. Separation expense for the six months ended June 30, 2018 related to the 2018 Separation Agreement.

Income Taxes

For the six months ended June 30, 2019 and 2018, the Company recorded a provision for income taxes of $1.0 million and $0.6 million, respectively. The effective tax rate for the six months ended June 30, 2019 was 23.8% compared to 54.2% for the same period in the prior year.

The Company’s effective tax rate for the six months ended June 30, 2018 was impacted by limitations on the deductibility of executive compensation resulting from Section 162(m) of the Internal Revenue Code, and adjustments to the accrual for state income taxes in states which have enacted economic nexus statutes. The Company recorded a $0.4 million tax benefit related to separation expenses during the six months ended June 30, 2018 which were accounted for as a discrete item, resulting in an 18% effective tax benefit rate on that item. The Company also recorded an adjustment to its accrual for potential liabilities for state income taxes in states which have enacted economic nexus statutes of $0.2 million during the six months ended June 30, 2018. The effective tax rate for ordinary income was 24.1% for the six months ended June 30, 2018.

Liquidity and Capital Resources

Our cash and cash equivalents decreased to $9.4 million as of June 30, 2019 compared to $14.9 million as of December 31, 2018. The decrease in cash and cash equivalents was primarily the result of $3.9 million of cash and cash equivalents used in operating activities and $1.5 million of cash used for dividends.

Net cash and cash equivalents used in operating activities for the six months ended June 30, 2019 was $3.9 million, comprised primarily of net income adjusted for non-cash items of $3.9 million, offset by changes in operating assets and liabilities of $7.8 million. Net cash and cash equivalents used in changes in working capital were the result of increases in accounts receivables due to increased sales to a large customer with longer than average payment terms and decreases in accounts payable due to early payment to a vendor for an additional discount that were offset in-part by the utilization of vendor prepayments.

Net cash and cash equivalents used in investing activities during the six months ended June 30, 2019 was $0.1 million.

Net cash and cash equivalents used in financing activities during the six months ended June 30, 2019 was $1.6 million, primarily comprised of dividend payments on our Common Stock.

On November 15, 2017, the Company entered into a $20,000,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Second Amended and Restated Revolving Credit Loan Agreement (the “Loan Agreement”), Second Amended and Restated Revolving Credit Loan Note (the “Note”), Second Amended and Restated Security Agreement (the “Security Agreement”) and Second Amended and Restated Pledge and Security Agreement (the “Pledge Agreement”). The Credit Facility, which will be used for working capital and general corporate purposes, matures on August 31, 2020, at which time the Company must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any interest, fees, costs and expenses, if any. As of June 30, 2019, no borrowings were outstanding under the Credit Facility.

We anticipate that our working capital needs will increase as we invest in the growth of our business. We believe that the funds held in cash and cash equivalents and our unused borrowings under our credit facility will be sufficient to fund our working capital and cash requirements for at least the next 12 months.

Contractual Obligations as of June 30, 2019 are summarized as follows:

Payment due by Period	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating Leases Obligations (1)	$3,564	$512	$1,247	$945	$860
Total Contractual Obligations	$3,564	$512	$1,247	$945	$860

(1)

Operating leases relate primarily to the leases of the space used for our operations in Eatontown, New Jersey; Mesa Arizona; Mississauga, Canada; and Amsterdam, Netherlands. The commitments for operating leases include the minimum rent payments.

As of June 30, 2019, the Company had no borrowings outstanding under our lines of credit and no commitments relating to standby letters of credit, and has no standby repurchase obligations or other commercial commitments (see Note 9 in the Notes to our Condensed Consolidated Financial Statements).

Foreign Exchange

The Company’s foreign subsidiaries are subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. We are subject to fluctuations primarily in the Canadian Dollar and the Euro Dollar to-U.S. Dollar exchange rate.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In addition to its activities in the United States,  9.8% of the Company sales during the six months ended June 30, 2019 were generated by its subsidiaries in Canada and Europe. We are subject to general risks attendant to the conduct of business in Canada and Europe, including economic uncertainties and foreign government regulations. In addition, the Company’s international business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Foreign Exchange.”

The Company’s cash balance is invested in short-term savings accounts with our primary banks, Citibank and JPMorgan Chase Bank. As such, we believe that the risk of significant changes in the value of our cash invested is minimal.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures”, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of various members of our management, including our Company’s Vice President and Chief Financial Officer (principal executive and financial officer) and Vice President and Chief Accounting Officer (principal accounting officer). Based upon that evaluation, the Company’s Chief Financial Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including the Company’s Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the three months ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the repurchase of Common Stock by the Company and its affiliated purchasers during the second quarter of 2019.

ISSUER PURCHASE OF EQUITY SECURITIES

						Maximum
						Number of
				Total Number		Shares That
				of Shares		May Yet Be
				Purchased as		Purchased
	Total		Average	Part of Publicly	Average	Under the
	Number		Price Paid	Announced	Price Paid	Plans or
	of Shares		Per Share	Plans or	Per Share	Programs
Period	Purchased		(2)	Programs	(3)	(4)

April 1, 2019 - April 30, 2019	—		$—	—	$—	547,488
May 1, 2019 - May 31, 2019	1,887	(1)	$12.05	—	$—	547,488
June 1, 2019 - June 30, 2019	—		$—	—	$—	547,488
Total	1,887		$12.05	—	$—	547,488

(1)

Includes 1,887 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (4) below.

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
31.1

Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Michael Vesey, the Vice President and Chief Financial Officer (principal executive and financial officer) of the Company.

31.2

Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Kevin T. Scull, the Vice President and Chief Accounting Officer (principal accounting officer) of the Company.

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Michael Vesey, the Vice President and Chief Financial Officer (principal executive and financial officer) of the Company.

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Kevin T. Scull, the Vice President and Chief Accounting Officer (principal accounting officer) of the Company.

101

The following financial information from Wayside Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the SEC on August 8, 2019, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Stockholders’ Equity, (4) Condensed Consolidated Statements of Comprehensive Income, (5) Condensed Consolidated Statements of Cash Flows, and (6) the Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAYSIDE TECHNOLOGY GROUP, INC

August 8, 2019	By:	/s/ Michael Vesey
Date		Michael Vesey, Vice President and Chief Financial Officer (Principal Executive and Financial Officer)

August 8, 2019	By:	/s/ Kevin T. Scull
Date		Kevin T. Scull, Vice President and Chief Accounting Officer (Principal Accounting Officer)