Form 10-Q
period 2019-09-30
Wayside Technology Group, Inc.
filed 2019-11-08
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Check One:

Large Accelerated Filer ☐	Accelerated Filer ☐
Smaller Reporting Company ☒
Non-Accelerated Filer ☒	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

There were 4,505,693 outstanding shares of common stock, par value $.01 per share (“Common Stock”) as of November 5, 2019, not including 778,807 shares classified as treasury stock.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common stock, $.01 par value	WSTG	The NASDAQ Global Market

Wayside Technology Group, Inc. and Subsidiaries

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,157	$14,883
Accounts receivable, net of allowances of $720 and $785, respectively	86,436	81,351
Inventory, net	2,356	1,473
Vendor prepayments	187	3,172
Prepaid expenses and other current assets	2,224	1,988
Total current assets	101,360	102,867

Equipment and leasehold improvements, net	1,308	1,588
Right-of-use assets, net	1,881	—
Accounts receivable-long-term, net	2,040	3,156
Other assets	138	215
Deferred income taxes	98	145
	$106,825	$107,971
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$60,361	$66,653
Lease liability, current portion	397	—
Total current liabilities	60,758	66,653

Lease liability, net of current portion	2,250	—
Deferred rent and tenant allowances	—	745
Total liabilities	63,008	67,398

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 5,284,500 shares issued: 4,507,215 and 4,496,494 shares outstanding, respectively	53	53
Additional paid-in capital	32,735	32,392
Treasury stock, at cost, 777,285 and 788,006 shares, respectively	(13,235)	(13,447)
Retained earnings	25,458	22,994
Accumulated other comprehensive loss	(1,194)	(1,419)
Total stockholders’ equity	43,817	40,573
	$106,825	$107,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

(Amounts in thousands, except per share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2019	2018	2019	2018

Net sales	$147,897	$132,389	$52,363	$47,923

Cost of sales	125,789	112,693	45,308	41,620

Gross profit	22,108	19,696	7,055	6,303

Selling, general, and administrative expenses	16,075	15,248	5,087	4,903

Separation expenses	100	2,446	—	—

Income from operations	5,933	2,002	1,968	1,400

Other income:

Interest, net	416	744	118	296

Foreign currency transaction gain (loss)	39	40	(52)	42

Income before provision for income taxes	6,388	2,786	2,034	1,738

Provision for income taxes	1,624	987	589	420

Net income	$4,764	$1,799	$1,445	$1,318

Income per common share-Basic	$1.06	$0.40	$0.32	$0.29

Income per common share-Diluted	$1.06	$0.40	$0.32	$0.29

Weighted average common shares outstanding — Basic	4,415	4,344	4,428	4,386

Weighted average common shares outstanding — Diluted	4,415	4,344	4,428	4,386

Dividends paid per common share	$0.51	$0.51	$0.17	$0.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Nine months ended		Three months ended
	September 30,		September 30,
	2019	2018	2019	2018

Net income	$4,764	$1,799	$1,445	$1,318

Other comprehensive income (loss):
Foreign currency translation adjustments	225	(269)	58	58
Other comprehensive income (loss)	225	(269)	58	58

Comprehensive income	$4,989	$1,530	$1,503	$1,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Total
Balance at January 1, 2019	5,284,500	53	32,392	788,006	(13,447)	22,994	(1,419)	40,573
Net income	—	—	—	—	—	1,463	—	1,463
Translation adjustment	—	—	—	—	—	—	127	127
Dividends paid	—	—	—	—	—	(767)	—	(767)
Share-based compensation expense	—	—	165	—	—	—	—	165
Restricted stock grants (net of forfeitures)	—	—	(318)	(18,780)	318	—	—	—
Treasury shares repurchased	—	—	—	1,905	(20)	—	—	(20)
Balance at April 1, 2019	5,284,500	53	32,239	771,131	(13,149)	23,690	(1,292)	41,541
Net income	—	—	—	—	—	1,857	—	1,857
Translation adjustment	—	—	—	—	—	—	40	40
Dividends paid	—	—	—	—	—	(767)	—	(767)
Share-based compensation expense	—	—	169	—	—	—	—	169
Restricted stock grants (net of forfeitures)	—	—	59	3,500	(59)	—	—	—
Treasury shares repurchased	—	—	—	1,887	(24)	—	—	(24)
Balance at July 1, 2019	5,284,500	53	32,467	776,518	(13,232)	24,780	(1,252)	42,816
Net income	—	—	—	—	—	1,445	—	1,445
Translation adjustment	—	—	—	—	—	—	58	58
Dividends paid	—	—	—	—	—	(767)	—	(767)
Share-based compensation expense	—	—	287	—	—	—	—	287
Restricted stock grants (net of forfeitures)	—	—	(19)	(1,095)	19	—	—	—
Treasury shares repurchased	—	—	—	1,862	(22)	—	—	(22)
Balance at September 30, 2019	5,284,500	$53	$32,735	777,285	$(13,235)	$25,458	$(1,194)	$43,817

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Total
Balance at January 1, 2018	5,284,500	53	31,257	829,671	(14,207)	22,522	(913)	38,712
Net income	—	—	—	—	—	1,597	—	1,597
Translation adjustment	—	—	—	—	—	—	(180)	(180)
Dividends paid	—	—	—	—	—	(764)	—	(764)
Share-based compensation expense	—	—	349	—	—	—	—	349
Restricted stock grants (net of forfeitures)	—	—	(706)	(60,500)	871	—	—	165
Treasury shares repurchased	—	—	—	9,126	(127)	—	—	(127)
Balance at April 1, 2018	5,284,500	53	30,900	778,297	(13,463)	23,355	(1,093)	39,752
Net loss	—	—	—	—	—	(1,117)	—	(1,117)
Translation adjustment	—	—	—	—	—	—	(147)	(147)
Dividends paid	—	—	—	—	—	(771)	—	(771)
Share-based compensation expense	—	—	2,038	—	—	—	—	2,038
Restricted stock grants (net of forfeitures)	—	—	(584)	(35,000)	584	—	—	—
Treasury shares repurchased	—	—	—	61,416	(866)	—	—	(866)
Balance at July 1, 2018	5,284,500	53	32,354	804,713	(13,745)	21,467	(1,240)	38,889
Net income	—	—	—	—	—	1,318	—	1,318
Translation adjustment	—	—	—	—	—	—	58	58
Dividends paid	—	—	—	—	—	(765)	—	(765)
Share-based compensation expense	—	—	231	—	—	—	—	231
Restricted stock grants (net of forfeitures)	—	—	(344)	(20,324)	344	—	—	—
Treasury shares repurchased	—	—	—	1,888	(25)	—	—	(25)
Balance at September 30, 2018	5,284,500	$53	$32,241	786,277	$(13,426)	$22,020	$(1,182)	$39,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine months ended
	September 30,
	2019	2018
Cash flows from operating activities
Net income	$4,764	$1,799
Adjustments to reconcile net income to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization expense	380	358
Deferred income tax expense	47	7
Share-based compensation expense	620	2,618
Loss on disposal of fixed assets	—	22
Amortization of discount on accounts receivable	(389)	(734)
Amortization of right-of-use assets	282	—
Changes in operating assets and liabilities:
Accounts receivable	(3,406)	(3,413)
Inventory	(881)	1,029
Prepaid expenses and other current assets	(231)	24
Vendor prepayments	2,984	2,867
Accounts payable and accrued expenses	(6,341)	163
Lease liability, net	(260)	—
Other assets and liabilities	67	(109)
Net cash and cash equivalents (used in) provided by operating activities	(2,364)	4,631

Cash flows from investing activities
Purchase of equipment and leasehold improvements	(92)	(243)
Net cash and cash equivalents used in investing activities	(92)	(243)

Cash flows from financing activities
Purchase of treasury stock	(66)	(1,018)
Borrowings under revolving credit facility	—	10,000
Repayments of borrowings under revolving credit facility	—	(10,000)
Dividends paid	(2,301)	(2,301)
Net cash and cash equivalents used in financing activities	(2,367)	(3,319)

Effect of foreign exchange rate on cash and cash equivalents	97	(135)

Net (decrease) increase in cash and cash equivalents	(4,726)	934
Cash and cash equivalents at beginning of period	14,883	5,530
Cash and cash equivalents at end of period	$10,157	$6,464

Supplementary disclosure of cash flow information:
Income taxes paid	$1,982	$1,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2019

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

3.         Foreign Currency Translation:

Assets and liabilities of the Company’s foreign subsidiaries have been translated using the end of the reporting period exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period. Foreign currency transaction gains and losses are recorded as income or expenses as amounts are settled. The net sales from our foreign operations for the three months ended September 30, 2019 and 2018 were $4.2 million and $4.0 million, respectively. The net sales from our foreign operations for the nine months ended September 30, 2019 and 2018 were $13.6 million and $13.9 million, respectively.

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

Disaggregation of Revenue

We generate revenue from the re-sale of third-party software licenses, subscriptions, hardware, and related service contracts. Finance fees related to sales are classified as interest income. The following table depicts the disaggregation of revenue according to revenue type and is consistent with how we evaluate our financial performance:

	(Unaudited)		(Unaudited)
	Nine months ended		Three months ended
Net sales:	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Hardware, software and other products	$133,482	$120,073	$47,508	$44,100
Software - security & highly interdependent with support	5,417	5,029	1,798	1,433
Maintenance, support & other services	8,998	7,287	3,057	2,390
Net sales	$147,897	$132,389	$52,363	$47,923

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

Contract balances - Accounts receivable is recorded at the invoiced amount, net of an allowance for doubtful accounts. A receivable is recognized in the period we deliver goods or provide services or when our right to consideration is unconditional. Payment terms on invoiced amounts are typically 30-75 days. The balance of accounts receivable, net of allowance for doubtful accounts as of September 30, 2019 and December 31, 2018 is presented in the accompanying consolidated balance sheets. Accounts receivable-long-term result from product sales with extended payment terms that are discounted to their present values at the Company’s estimates of prevailing market rates at the time of the sale. The Company has determined that these amounts do not represent variable consideration as the amount earned is fixed. In subsequent periods, the accounts receivable is increased to the amounts due and payable by the customers through the accretion of interest income on the unpaid accounts receivable due in future years. The amounts due under these long-term accounts receivable due within one year are reclassified to the current portion of accounts receivable and are shown net of reserves. As our revenues are generally recognized at a point in time in the same period as they are billed, we have no deferred revenue balances. Provisions for doubtful accounts including long-term accounts receivable and returns are estimated based on historical write offs, sales returns and credit memo analysis which are adjusted to actual on a periodic basis.

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

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

Nine months ended
September 30,
2019
Cash paid for operating lease liabilities	$371
Right-of-use assets obtained in exchange for new operating lease obligations (1)	$2,163
Weighted-average remaining lease term	7.4 years
Weighted-average discount rate	3.4%

(1)

Represents operating leases existing on January 1, 2019 and recognized as part of the Company’s adoption of ASU 2016-02. No new operating leases commenced during the nine months ended September 30, 2019.

Maturities of lease liabilities as of September 30, 2019 were as follows:

2019 (excluding the nine months ended September 30, 2019)	$88
2020	438
2021	405
2022	414
2023	463
Thereafter	1,573
3,381
Less: imputed interest	(734)
Total lease liabilities	$2,647

Lease liabilities, current portion	397
Lease liabilities, net of current portion	2,250
Total lease liabilities	$2,647

7.            Fair Value:

The carrying amounts of financial instruments, including cash and cash equivalents, short-term accounts receivable and accounts payable approximated fair value at September 30, 2019 and December 31, 2018 because of the relative short maturity of these instruments. The Company’s accounts receivable long-term are discounted to their present value at prevailing market rates at the time of sale.

8.           Balance Sheet Detail:

Equipment and leasehold improvements consist of the following:

	September 30,	December 31,
	2019	2018
Equipment	$2,238	$2,146
Leasehold improvements	1,334	1,332
	3,572	3,478
Less accumulated depreciation and amortization	(2,264)	(1,890)
	$1,308	$1,588

During the three months ended September 30, 2019 and 2018, the Company recorded depreciation and amortization expense of $0.1 million, respectively. During the nine months ended September 30, 2019 and 2018, the Company recorded depreciation and amortization expense of $0.4 million, respectively. Depreciation and amortization expense are included in selling, general and administrative expense.

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

	September 30,	December 31,
	2019	2018
Total amount due from customer	$7,079	$11,169
Less: unamortized discount	(251)	(391)
Less: current portion included in accounts receivable	(4,788)	(7,622)
	$2,040	$3,156

The undiscounted cash flows to be received by the Company relating to these accounts receivable long-term will be $5.0. million, $1.9 million and $0.2 million during the 12-month periods ending September 30, 2020, 2021 and 2022, respectively.

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2019	2018
Trade accounts payable	$56,927	$62,751
Accrued expenses	3,434	3,902
	$60,361	$66,653

9.            Credit Facility:

On November 15, 2017, the Company entered into a $20,000,000  revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Second Amended and Restated Revolving Credit Loan Agreement (the “Loan Agreement”), Second Amended and Restated Revolving Credit Loan Note (the “Note”), Second Amended and Restated Security Agreement (the “Security Agreement”) and Second Amended and Restated Pledge and Security Agreement (the “Pledge Agreement”). The Credit Facility, which will be used for working capital and general corporate purposes, matures on August 31, 2020, at which time the Company must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any, fees, costs and expenses. In addition, the Company will pay regular monthly payments of all accrued and unpaid interest. The interest rate for any borrowings under the Credit Facility is subject to change from time to time based on the changes in the LIBOR Rate, as defined in the Loan Agreement (the “Index”). The Index was 3.32% at September 30, 2019. Interest on the unpaid principal balance of the Note will be calculated using a rate of 1.50 percentage points over the Index. If the Index becomes unavailable during the term of the Credit Facility, interest will be based upon the Prime Rate (as defined in the Loan Agreement) after notifying the Company. The Credit Facility is secured by the assets of the Company.

Among other affirmative covenants set forth in the Loan Agreement, the Company must maintain (i) a minimum Debt Service Coverage Ratio (as defined in the Loan Agreement) of not less than 2.0 to 1.0, (ii) a maximum Leverage Ratio (as defined in the Loan Agreement) of at least 2.5 to 1.0, and (iii) a minimum Collateral Coverage Ratio (as defined in the Loan Agreement) of not less than 1.5 to 1.0. Additionally, the Loan Agreement contains negative covenants prohibiting, among other things, the creation of certain liens, the alteration of the nature or character of the Company’s business, and transactions with the Company’s shareholders, directors, officers, subsidiaries and/or affiliates other than with respect to (i) the repurchase of the issued and outstanding capital stock of the Company from the stockholders of the Company or (ii) the declaration and payment of dividends to the stockholders of the Company. The Company was in compliance with all such covenants at September 30, 2019 and December 31, 2018.

At September 30, 2019 and December 31, 2018, the Company had no borrowings outstanding under the Credit Facility.

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	(Unaudited)		(Unaudited)
	Nine months ended		Three months ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net income	$4,764	$1,799	$1,445	$1,318

Less distributed and undistributed income allocated to participating securities	98	71	25	31

Net income attributable to common shareholders	4,666	1,728	1,420	1,287

Denominator:
Weighted average common shares (Basic)	4,415	4,344	4,428	4,386

Weighted average common shares including assumed conversions (Diluted)	4,415	4,344	4,428	4,386

Basic net income per share	$1.06	$0.40	$0.32	$0.29
Diluted net income per share	$1.06	$0.40	$0.32	$0.29

11.        Major Customers and Vendors:

The Company had two major vendors that accounted for 22% and 18%, respectively, of total purchases during the three months ended September 30, 2019 and 24% and 16%, respectively, of total purchases during the nine months ended September 30, 2019. The Company had two major vendors that accounted for 23% and 15%, respectively, of total purchases during the three months ended September 30, 2018 and 25% and 15%, respectively, of total purchases during the nine months ended September 30, 2018.

The Company had two major customers that accounted for 19% and 17%, respectively, of its net sales during the three months ended September 30, 2019 and 24% and 20%, respectively, of its net sales during the nine months ended September 30, 2019. These same customers accounted for 43% and 11%, respectively, of total net accounts receivable as of September 30, 2019 and 36% and 15%, respectively, of total net accounts receivable as of December 31, 2018. The Company had two major customers that accounted for 37% and 16%, respectively, of its total net sales during the three months ended September 30, 2018 and 28% and 17%, respectively, of its total net sales during the nine months ended September 30, 2018.

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

The effective tax rate for the three months ended September 30, 2019 and 2018 was 29.0% and 24.2%, respectively. The effective tax rate for the nine months ended September 30, 2019 and 2018 was 25.4% and 35.4%, respectively.

The Company’s effective tax rate for the three and nine months ended September 30, 2019 was impacted by an increase in the provision for state income taxes for states which have enacted economic nexus statutes.

The Company’s effective tax rate for the nine months ended September 30, 2018 was impacted by limitations on the deductibility of executive compensation resulting from Section 162(m) of the Internal Revenue Code, and adjustments to the accrual for state income taxes in states which have enacted economic nexus statutes. The Company recorded a $0.4 million tax benefit related to separation expenses during the nine months ended September 30, 2018 which were accounted for as a discrete item, resulting in an 18% effective tax benefit rate on that item. The Company also recorded an adjustment to its accrual for potential liabilities for state income taxes in states which have enacted economic nexus statutes of $0.2 million during the nine months ended September 30, 2018. The effective tax rate for ordinary income was 24.2% for the nine months ended September 30, 2018.

13.          Stockholders’ Equity and Stock Based Compensation:

The 2012 Stock-Based Compensation Plan (the “2012 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2012 Plan was 600,000, which was increased to 1,000,000 shares by shareholder approval at the Company’s 2018 Annual Meeting in June 2018. As of September 30, 2019, the number of shares of Common Stock available for future award grants to employees, officers and directors under the 2012 Plan is 513,647.

During the nine months ended September 30, 2018, the Company granted a total of 123,000 shares of Restricted Stock to officers,  employees and directors. These shares of Restricted Stock vest between one and twenty equal quarterly installments.

During the nine months ended September 30, 2019, the Company granted a total of 32,905 shares of Restricted Stock to officers,  employees and directors. These shares of Restricted Stock vest between one and sixteen equal quarterly installments. During the nine months ended September 30, 2019, a total of 16,530 shares of Restricted Stock were forfeited.

A summary of nonvested shares of Restricted Stock awards outstanding under the 2012 Plan as of September 30, 2019, and changes during the nine months then ended is as follows:

		Weighted
		Average Grant
		Date
	Shares	Fair Value
Nonvested shares at January 1, 2019	96,744	$15.67
Granted in 2019	32,905	11.97
Vested in 2019	(41,293)	14.33
Forfeited in 2019	(16,530)	14.52
Nonvested shares at September 30, 2019	71,826	$15.02

As of September 30, 2019, there is approximately $1.2 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.4 years.

During the three months ended September 30, 2019 and 2018, the Company recognized share-based compensation cost of $0.3 million and $0.2 million, respectively. During the nine months ended September 30, 2019 and 2018, the Company recognized share-based compensation cost of $0.6 million and $2.6 million, respectively.

During the nine months ended September 30, 2018, $1.7 million of stock compensation expense related to accelerated vesting of shares upon the resignation of the Company’s former Chief Executive Officer, was included in separation expense. All other share-based compensation is included in selling, general and administrative expenses.

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

Segment income is based on segment revenue less the respective segment’s cost of revenues as well as segment direct costs (including such items as payroll costs and payroll related costs, such as profit sharing, incentive awards and insurance) and excluding general and administrative expenses not attributed to an individual segment business unit. The Company only identifies accounts receivable, vendor prepayments and inventory by segment as shown below as “Selected Assets” by segment; it does not allocate its other assets, including capital expenditures by segment. The following segment reporting information of the Company is provided:

	(Unaudited)		(Unaudited)
	Nine months ended September 30,		Three months ended September 30,
	2019	2018	2019	2018
Revenue:
Lifeboat Distribution	$136,189	$119,308	$48,815	$44,145
TechXtend	11,708	13,081	3,548	3,778
	147,897	132,389	52,363	47,923
Gross Profit:
Lifeboat Distribution	$19,708	$17,099	$6,386	$5,639
TechXtend	2,400	2,597	669	664
	22,108	19,696	7,055	6,303
Direct Costs:
Lifeboat Distribution	$7,520	$6,517	$2,481	$2,295
TechXtend	1,124	1,257	316	362
	8,644	7,774	2,797	2,657
Segment Income Before Taxes: (1)
Lifeboat Distribution	$12,188	$10,582	$3,905	$3,344
TechXtend	1,276	1,340	353	302
Segment Income Before Taxes	13,464	11,922	4,258	3,646

General and administrative	$7,431	$7,474	$2,290	$2,246
Separation expenses	100	2,446	—	—
Interest, net	416	744	118	296
Foreign currency transaction gain (loss)	39	40	(52)	42
Income before taxes	$6,388	$2,786	$2,034	$1,738

(1) Excludes general corporate expenses including interest and foreign currency translation expenses.

	(Unaudited)
	As of	As of
	September 30,	December 31,
Selected Assets by Segment:	2019	2018

Lifeboat Distribution	$85,431	$77,610
TechXtend	5,588	11,542
Segment Select Assets	91,019	89,152
Corporate Assets	15,806	18,819
Total Assets	$106,825	$107,971

	Nine months ended		Three months ended
	(Unaudited)		(Unaudited)
Disaggregation of Revenue:	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Lifeboat Distribution

Hardware, software and other products	$122,967	$108,213	$44,308	$40,617
Software - security & highly interdependent with support	5,162	4,607	1,670	1,358
Maintenance, support & other services	8,060	6,488	2,837	2,170
Net Sales	$136,189	$119,308	$48,815	$44,145

TechXtend

Hardware, software and other products	$10,515	$11,860	$3,200	$3,483
Software - security & highly interdependent with support	255	422	128	75
Maintenance, support & other services	938	799	220	220
Net Sales	$11,708	$13,081	$3,548	$3,778

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

There was no expense recorded during the three and nine months ended September 30, 2019, respectively, related to the 2018 Separation Agreement. The Company recorded separation expenses of zero and $2.4 million during the three and nine months ended September 30, 2018 relating to the 2018 Separation Agreement, consisting of $1.7 million for accelerated vesting of restricted stock grants and $0.7 million for other cash payments made over the subsequent twelve months.

On May 24, 2019, the Company entered into a Separation and Release Agreement (“2019 Separation Agreement”) with its former President, Chief Executive Officer and member of the Board upon his resignation from the Company effective June 6, 2019. The 2019 Separation Agreement supersedes and replaces the Employment Agreement, dated October 5, 2018, between the former President, Chief Executive Officer and member of the Board and the Company. The former President, Chief Executive Officer and member of the Board is entitled to receive a one-time cash payment of $0.1 million, payable in six equal monthly installments, the first four of which have been paid through September 30, 2019.

The Company recorded separation expenses of zero and $0.1 million during the three and nine months ended September 30, 2019, respectively, relating to the 2019 Separation Agreement for the cash payments to be made over the subsequent six months. There was no expense recorded during the three and nine months ended September 30, 2018, respectively, related to the 2019 Separation Agreement.

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

Dividend Policy and Share Repurchase Program. Historically we have sought to return value to investors through the payment of quarterly dividends and share repurchases. Total dividends paid and shares repurchased were $0.8 million and less than $0.1 million during the three months ended September 30, 2019, respectively, and $0.8 million and less than

$0.1 million during the three months ended September 30, 2018, respectively. The payment of future dividends and share repurchases is at the discretion of our Board of Directors and dependent on results of operations, projected capital requirements and other factors the Board of Directors may find relevant.

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

We adopted ASC 606 Revenue from Contracts with Customers on a  retrospective basis effective January 1, 2018. Under ASC 606 net sales for certain maintenance, service and security products we sell are recorded net of the related cost of sales. We refer to these items as being recorded on a “net basis” in the discussion below. Software and hardware products for which sales and cost of sales are reported on separate line items are referred to as being recorded on a gross basis.

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

Financial Overview

Net sales increased 9%, or $4.5 million, to $52.4 million for the three months ended September 30, 2019 compared to $47.9 million for the same period in the prior year.  Gross profit increased 12%, or $0.8 million, to  $7.1 million for the three months ended September 30, 2019 compared to $6.3 million for the same period in the prior year. Selling, general and administrative (“SG&A”) expenses increased 4%, or $0.2 million, to $5.1 million for the three months ended September 30, 2019, compared to  $4.9 million for the same period in the prior year.  Net income for the three months ended September 30,

2019 was $1.4 million compared to $1.3 million for the same period in the prior year.  Diluted income per share for the three months ended September 30, 2019 was $0.32 compared to $0.29 for the same period in the prior year.

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

Income Taxes

The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance related to deferred tax assets. In the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Nine months ended		Three months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	85.1	85.1	86.5	86.8
Gross profit	14.9	14.9	13.5	13.2
Selling, general and administrative expenses	10.9	11.5	9.7	10.2
Separation expenses	0.1	1.8	—	—
Income from operations	4.0	1.5	3.8	2.9
Other income	0.3	0.6	0.1	0.7
Income before income taxes	4.3	2.1	3.9	3.6
Income tax provision	1.1	0.7	1.1	0.9
Net income	3.2%	1.4%	2.8%	2.8%

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

	Nine months ended		Three months ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018

Net sales	$147,897	$132,389	$52,363	$47,923
Adjusted gross billings (Non-GAAP)	$433,519	$375,615	$149,058	$133,977
Adjusted gross billings - Lifeboat Distribution (Non-GAAP)	$414,300	$343,010	$143,165	$121,972
Adjusted gross billings - TechXtend (Non-GAAP)	$19,219	$32,605	$5,893	$12,005
Gross profit	$22,108	$19,696	$7,055	$6,303
Gross profit - Lifeboat Distribution	$19,708	$17,099	$6,386	$5,639
Gross profit - TechXtend	$2,400	$2,597	$669	$664
Net income	$4,764	$1,799	$1,445	$1,318
Net income excluding Separation expense (Non-GAAP)	$4,840	$3,807	$1,445	$1,318
Gross margin % - Net sales	14.9%	14.9%	13.5%	13.2%
Gross margin % - Adjusted gross billings (Non-GAAP)	5.1%	5.2%	4.7%	4.7%
Net income - % of Net sales	3.2%	1.4%	2.8%	2.8%
Net income - % of Adjusted gross billings (Non-GAAP)	1.1%	0.5%	1.0%	1.0%
Net income excluding Separation expense % - Net sales (Non-GAAP)	3.3%	2.9%	2.8%	2.8%

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

	Nine months ended		Three months ended
	September 30,	September 30,	September 30,	September 30,
Reconciliation of net sales to adjusted gross billings (Non-GAAP):	2019	2018	2019	2018

Net sales	$147,897	$132,389	$52,363	$47,923
Costs of sales related to Software – security and highly interdependent with support and maintenance, support or other services	285,622	243,226	96,695	86,054
Adjusted gross billings	$433,519	$375,615	$149,058	$133,977

	Nine months ended		Three months ended
Adjusted gross billings by segment (Non-GAAP):	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Lifeboat Distribution segment:
Net sales	$136,189	$119,308	$48,815	$44,145
Costs of sales related to Software – security and highly interdependent with support and maintenance, support and other services	278,111	223,702	94,350	77,827
Adjusted gross billings	$414,300	$343,010	$143,165	$121,972

TechXtend segment:
Net sales	$11,708	$13,081	$3,548	$3,778
Costs of sales related to Software – security and highly interdependent with support and maintenance, support and other services	7,511	19,524	2,345	8,227
Adjusted gross billings	$19,219	$32,605	$5,893	$12,005

We use net income excluding separation expenses, net of taxes and diluted earnings per share excluding separation expenses, net of taxes as supplemental measures of our performance to gain insight into comparison of our businesses’ profitability when compared to the prior year. We provided a reconciliation of net income excluding separation expenses, net of taxes to net income and diluted earnings per share excluding separation expenses, net of taxes to diluted earnings per share, which are the most directly comparable U.S. GAAP measures.  Our use of net income excluding separation expenses, net of taxes and diluted earnings per share excluding separation expenses, net of taxes has limitations, and you should not consider it in isolation or as substitutes for analysis of our financial results as reported under U.S. GAAP. In addition, other companies, including companies in our industry, might calculate separation expenses, net of taxes, or similarly titled measures differently, which may reduce their usefulness as comparative measures.

	Nine months ended		Three months ended
Reconciliation of net income to net income excluding	September 30,	September 30,	September 30,	September 30,
separation expenses, net of tax (Non-GAAP):	2019	2018	2019	2018

Net income	$4,764	$1,799	$1,445	$1,318
Separation expenses	100	2,446	-	-
Income tax benefits related to separation expenses	(24)	(438)	-	-
Net income excluding separation expenses, net of taxes	$4,840	$3,807	$1,445	$1,318

	Nine months ended		Three months ended
Diluted earnings per share reconciled to diluted earnings per share	September 30,	September 30,	September 30,	September 30,
excluding separation expenses, net of taxes (Non-GAAP):	2019	2018	2019	2018

Diluted earnings per share	$1.06	$0.40	$0.32	$0.29
Separation expenses	0.01	0.55	-	-
Income tax benefit related to separation expenses	-	(0.10)	-	-
Diluted earnings per share excluding separation expenses, net of taxes	$1.07	$0.85	$0.32	$0.29

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Net Sales

Net sales for the three months ended September 30, 2019 increased 9%, or $4.5 million, to $52.4 million compared to $47.9 million for the same period in the prior year. Adjusted gross billings for the three months ended September 30, 2019 increased 11%, or $15.1 million, to $149.1 million compared to $134.0 million for the same period in the prior year.  Adjusted gross billings increased at a higher rate than net sales primarily due to a higher percentage of adjusted gross billings being comprised of Software – security and highly interdependent with support and maintenance, support and other services, which are recorded on a net basis.

Lifeboat Distribution segment net sales for the three months ended September 30, 2019 increased $4.7 million, or 11%, to $48.8 million compared to $44.1 million for the same period in the prior year. The increase was due primarily to sales growth in several of our more significant product lines, as well as incremental sales from new product lines added during 2018 and the first quarter of 2019. Adjusted gross billings for the Lifeboat Distribution segment for the three months ended September 30,  2019 increased $21.2 million, or 17%, to $143.2 million compared to $122.0 million for the same period in the prior year.

TechXtend segment net sales for the three months ended September 30, 2019 decreased  $0.2 million, or 6%, to $3.6 million compared to $3.8 million for the same period in the prior year. Sales in our TechXtend segment may vary significantly from quarter to quarter based on the timing of IT spending decisions by our larger customers and internal capital allocation decisions regarding capital we allocate to our extended payment program. Adjusted gross billings for the TechXtend segment for the three months ended September 30, 2019 decreased  $6.1million, or 51%, to $5.9 million compared to $12.0 million for the same period in the prior year.

During the three months ended September 30, 2019, we relied on two key customers for a total of 36% of our net sales, with one of these customers accounting for 19% and the other customer accounting for 17% of our total net sales during the three months ended September 30, 2019.  The Company had two major customers that accounted for 37% and 16%, respectively, of its total net sales during the three months ended September 30, 2018. The Company had two major vendors that accounted for 22% and 18%, respectively, of total purchases during the three months ended September 30, 2019 and 23% and 15%, respectively, of total purchases during the three months ended September 30, 2018.

Gross Profit

Gross profit for the three months ended September 30, 2019 increased 12%, or $0.8 million, to $7.1 million compared to $6.3 million for the same period in the prior year. Lifeboat Distribution segment gross profit for the three months ended September 30, 2019 increased 13%, or $0.8 million, to $6.4 million compared to $5.6 million for the same period in the prior year due to the sales growth from existing and new product lines discussed above. TechXtend segment gross profit for the three months ended September 30, 2019 remained consistent with the same period in the prior year at  $0.7 million.

Gross profit margin (gross profit as a percentage of net sales) for the three months ended September 30, 2019 was 13.5% compared to 13.2% for the same period in the prior year. The change in gross profit margin is significantly impacted by changes in the percentage mix of our products which are recorded net of the related cost of sales, and hardware and software product sales which are reported on a gross basis. During the three months ended September 30, 2019 approximately 9.3% of our net sales was attributable to security, maintenance and third-party service products which are recorded on a net basis, or an effective 100% gross profit margin, compared to 8.0% for the same period in the prior year. This shift in product mix had the effect of increasing gross profit as a percent of net sales by 120 basis points. This increase was partially offset by lower gross profit margin on software and hardware products recorded on a gross basis. Lifeboat Distribution segment gross profit margin for the three months ended September 30, 2019 was 13.1% compared to 12.8% for the same period in the prior year. TechXtend segment gross profit margin for the three months ended September 30, 2019 was 18.9% compared to 17.6% for the same period in the prior year.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended September 30, 2019 increased $0.2 million, or 4%, to $5.1 million compared to $4.9 million for the same period in the prior year due to increased salary and commission expense to support the increased sales on existing and new product lines. SG&A expenses were 9.7% of net sales for the three months ended September 30, 2019, compared to 10.2% for the same period in the prior year.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We plan to continue to expand our investment in business development, sales and marketing to maximize our market penetration.

Income Taxes

For the three months ended September 30, 2019 and 2018, the Company recorded a provision for income taxes of $0.6 million and $0.4 million, respectively. The effective tax rate for the three months ended September 30, 2019 was 29.0%  compared to 24.2% for the same period in the prior year. The Company’s effective tax rate for the three months ended September 30, 2019 was impacted by an increase in the provision for state income taxes for states which have enacted economic nexus statutes. The effective tax rate for the nine months ended September 30, 2019 was 25.4%.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Net Sales

Net sales for the nine months ended September 30,  2019 increased 12%, or $15.5 million, to $147.9 million, compared to $132.4 million for the same period in the prior year. Adjusted gross billings for the nine months ended September 30, 2019 increased 15%, or $57.9 million, to $433.5 million compared to  $375.6 million for the same period in the prior year. Adjusted gross billings increased at a higher rate than net sales primarily due to a higher percentage of adjusted gross billings being comprised of Software – security and highly interdependent with support and maintenance, support and other services, which are recorded on a net basis.

Lifeboat Distribution segment net sales for the nine months ended September 30, 2019 increased $16.9 million, or 14%, to $136.2 million compared to $119.3  million for the same period in the prior year. The increase was due primarily to sales growth in several of our more significant product lines, as well as incremental sales from new product lines added during 2018 and the first quarter of 2019.  Adjusted gross billings for the Lifeboat Distribution segment for the nine months ended September 30,  2019 increased $71.3 million, or 21%, to $414.3 million compared to $343.0 million for the same period in the prior year.

TechXtend segment net sales for the nine months ended September 30, 2019 decreased $1.4 million, or 11%, to $11.7 million compared to $13.1 million for the same period in the prior year. Sales in our TechXtend segment may vary significantly from period to period based on the timing of IT spending decisions by our larger customers and internal capital allocation decisions regarding capital we allocate to our extended payment program. Adjusted gross billings for the TechXtend segment for the nine months ended September 30, 2019 decreased $13.4 million, or 41%, to $19.2 million compared to $32.6 million for the same period in the prior year.

During the nine months ended September 30, 2019, we relied on two key customers for a total of 44% of our net sales, with one of these customers accounting for 24% and the other customer accounting for 20% of our total net sales during the nine months ended September 30, 2019. The Company had two major customers that accounted for 28% and 17%, respectively, of its total net sales during the nine months ended September 30, 2018. The Company had two major vendors that accounted for 24% and 16%, respectively, of total purchases during the nine months ended September 30, 2019 and 25% and 15%, respectively, of total purchases during the nine months ended September 30, 2018.

Gross Profit

Gross profit for the nine months ended September 30,  2019 increased 12%, or $2.4 million, to $22.1 million compared to $19.7 million for the same period in the prior year. Lifeboat Distribution segment gross profit for the nine months ended September 30, 2019 increased 15%, or $2.6 million, to $19.7 million compared to $17.1 million for the same period in the prior year due to the sales growth from existing and new product lines discussed above. TechXtend segment gross profit for the nine months ended September 30, 2019 decreased 8%, or $0.2 million, to $2.4 million compared to $2.6 million due to the lower net sales discussed above.

Gross profit margin (gross profit as a percentage of net sales) for the nine months ended September 30, 2019 remained consistent with the same period in the prior year at 14.9%. Lifeboat Distribution segment gross profit margin for the nine months ended September 30, 2019 was 14.5% compared to 14.3% for the same period in the prior year. TechXtend segment gross profit margin for the nine months ended September 30, 2019 was 20.5%  compared to 19.9% for the same period in the prior year.

Selling, General and Administrative Expenses

SG&A expenses for the nine months ended September 30, 2019 increased $0.8 million, or 5%, to $16.1 million compared to $15.2 million for the same period in the prior year. The increase is due primarily to increased salary and commission expense to support the increased sales on existing and new product lines, partially offset by a decrease in stock compensation expense. SG&A expenses were 10.9% of net sales for the nine months ended September 30, 2019, compared to 11.5% for the same period in the prior year.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We plan to continue to expand our investment in business development, sales and marketing to maximize our market penetration.

Separation Expense

Separation expense for the nine months ended September 30, 2019 was $0.1 million compared to $2.4 million for the same period in the prior year. Separation expense for the nine months ended September 30, 2019 related to the 2019 Separation Agreement, representing $0.1 million accrued payments to be made over the subsequent six months. Separation expense for the nine months ended September 30, 2018 related to the 2018 Separation Agreement.

Income Taxes

For the nine months ended September 30, 2019 and 2018, the Company recorded a provision for income taxes of $1.6 million and $1.0 million, respectively. The effective tax rate for the nine months ended September 30, 2019 was 25.4% compared to 35.4% for the same period in the prior year.

The Company’s effective tax rate for the nine months ended September 30, 2018 was impacted by limitations on the deductibility of executive compensation resulting from Section 162(m) of the Internal Revenue Code, and adjustments to the accrual for state income taxes in states which have enacted economic nexus statutes. The Company recorded a $0.4 million tax benefit related to separation expenses during the nine months ended September 30, 2018 which were accounted for as a discrete item, resulting in an 18% effective tax benefit rate on that item. The Company also recorded an adjustment to its accrual for potential liabilities for state income taxes in states which had enacted economic nexus statutes of $0.2 million during the nine months ended September 30, 2018. The effective tax rate for ordinary income was 24.2% for the nine months ended September 30, 2018.

Liquidity and Capital Resources

Our cash and cash equivalents decreased to $10.2 million as of September 30, 2019 compared to $14.9 million as of December 31, 2018. The decrease in cash and cash equivalents was primarily the result of $2.4 million of cash and cash equivalents used in operating activities and $2.3 million of cash used for dividends.

Net cash and cash equivalents used in operating activities for the nine months ended September 30, 2019 was $2.4 million, comprised primarily of net income adjusted for non-cash items of $5.7 million, offset by changes in operating assets and liabilities of $8.1 million. Net cash and cash equivalents used in changes in working capital were the result of increases in accounts receivables due to increased sales to a large customer with longer than average payment terms and decreases in accounts payable related to timing as a result of a concentration of purchases during the last week of 2018 that were offset in-part by the utilization of vendor prepayments.

Net cash and cash equivalents used in investing activities during the nine months ended September 30, 2019 was $0.1 million.

Net cash and cash equivalents used in financing activities during the nine months ended September 30, 2019 was $2.4 million, primarily comprised of dividend payments on our Common Stock.

On November 15, 2017, the Company entered into a $20,000,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Second Amended and Restated Revolving Credit Loan Agreement (the “Loan Agreement”), Second Amended and Restated Revolving Credit Loan Note (the “Note”), Second Amended and Restated Security Agreement (the “Security Agreement”) and Second Amended and Restated Pledge and Security Agreement (the “Pledge Agreement”). The Credit Facility, which will be used for working capital and general corporate purposes, matures on August 31, 2020, at which time the Company must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any interest, fees, costs and expenses, if any. As of September 30, 2019, no borrowings were outstanding under the Credit Facility.

We anticipate that our working capital needs will increase as we invest in the growth of our business. We believe that the funds held in cash and cash equivalents and our unused borrowings under our Credit Facility will be sufficient to fund our working capital and cash requirements for at least the next 12 months.

Contractual Obligations as of September 30, 2019 are summarized as follows:

Payment due by Period	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating Leases Obligations (1)	$3,441	$508	$1,243	$950	$740
Total Contractual Obligations	$3,441	$508	$1,243	$950	$740

(1)

Operating leases relate primarily to the leases of the space used for our operations in Eatontown, New Jersey; Mesa Arizona; Mississauga, Canada; and Amsterdam, Netherlands. The commitments for operating leases include the minimum rent payments.

As of September 30, 2019, the Company had no borrowings outstanding under our Credit Facility and no commitments relating to standby letters of credit, and has no standby repurchase obligations or other commercial commitments (see Note 9 in the Notes to our Condensed Consolidated Financial Statements).

Foreign Exchange

The Company’s foreign subsidiaries are subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. We are subject to fluctuations primarily in the Canadian Dollar and the Euro Dollar to-U.S. Dollar exchange rate.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In addition to its activities in the United States,  9.2% of the Company sales during the nine months ended September 30, 2019 were generated by its subsidiaries in Canada and Europe. We are subject to general risks attendant to the conduct of business in Canada and Europe, including economic uncertainties and foreign government regulations. In addition, the Company’s international business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Foreign Exchange.”

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the three months ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the repurchase of Common Stock by the Company and its affiliated purchasers during the third quarter of 2019.

ISSUER PURCHASE OF EQUITY SECURITIES

						Maximum
						Number of
				Total Number		Shares That
				of Shares		May Yet Be
				Purchased as		Purchased
	Total		Average	Part of Publicly	Average	Under the
	Number		Price Paid	Announced	Price Paid	Plans or
	of Shares		Per Share	Plans or	Per Share	Programs
Period	Purchased		(2)	Programs	(3)	(4)

July 1, 2019 - July 31, 2019	—		$—	—	$—	547,488
August 1, 2019 - August 31, 2019	1,862	(1)	$11.50	—	$—	547,488
September 1, 2019 - September 30, 2019	—		$—	—	$—	547,488
Total	1,862		$11.50	—	$—	547,488

(1)

Includes 1,862 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (4) below.

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

101

The following financial information from Wayside Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 8, 2019, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Stockholders’ Equity, (4) Condensed Consolidated Statements of Comprehensive Income, (5) Condensed Consolidated Statements of Cash Flows, and (6) the Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAYSIDE TECHNOLOGY GROUP, INC

November 8, 2019	By:	/s/ Michael Vesey
Date		Michael Vesey, Vice President and Chief Financial Officer (Principal Executive and Financial Officer)

November 8, 2019	By:	/s/ Kevin T. Scull
Date		Kevin T. Scull, Vice President and Chief Accounting Officer (Principal Accounting Officer)