Form 10-K
period 2019-12-31
Wayside Technology Group, Inc.
filed 2020-03-04
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                              to

Commission file number: 000-26408

WAYSIDE TECHNOLOGY GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3136104
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

4 Industrial Way West, Suite 300 Eatontown, NJ	07724
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 389-0932

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	WSTG	The NASDAQ Global Market

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant computed by reference to the closing sale price for the Registrant’s Common Stock as of June 28, 2019, which was the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on The NASDAQ Global Market, was approximately $47,485,650 (In determining the market value of the Common Stock held by any non-affiliates, shares of Common Stock of the Registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of Common Stock of the Registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes).

The number of shares outstanding of the Registrant’s Common Stock as of February 20, 2020 was 4,562,444 shares.

Documents Incorporated by Reference: Portions of the Registrant’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed on or before April 29, 2020 are incorporated by reference into Part III of this Report.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). All statements, other than statements of historical or current fact, in this report are forward-looking statements, including but not limited to statements regarding future events or conditions, industry prospects and the Company’s expected financial position, business and financing plans.  These forward-looking statements may be accompanied by such words as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “target,” “should,” “likely,” “will” and other words and terms of similar meaning.

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. We strongly urge current and prospective investors to carefully consider the cautionary statements and risks contained in this report, particularly the risks described under “Item 1A. Risk Factors” herein. Such risks include, but are not limited to, the continued acceptance of the Company’s distribution channel by vendors and customers, the timely availability and acceptance of new products, contribution of key vendor relationships and support programs, as well as factors that affect the software industry generally.

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

Item 1. Business

General

Wayside Technology Group, Inc. and Subsidiaries (the “Company,” “us,” “we,” or “our”) is an information technology (“IT”) channel company. The Company primarily operates through its “Lifeboat Distribution” segment, which distributes emerging technologies to corporate resellers, value added resellers (VARs), consultants and systems integrators worldwide. The Company also operates a smaller segment called “TechXtend”, which is a value-added reseller of software, hardware and services for corporations, government organizations and academic institutions in the USA and Canada. Across both segments, we offer an extensive line of products from leading software vendors and tools for virtualization/cloud computing, security, networking, storage and infrastructure management, application lifecycle management and other technically sophisticated domains as well as computer hardware.

The Company was incorporated in Delaware in 1982. Our common stock, par value $0.01 per share (“Common Stock”) is listed on The NASDAQ Global Market under the symbol “WSTG”. Our main web site address is www.waysidetechnology.com, and the other web sites maintained by our business include www.lifeboatdistribution.com and www.techxtend.com.  The information contained on, or otherwise accessible through, our websites is not part of, or incorporated by reference into, this report.

In our Lifeboat Distribution segment, we distribute technology products from software developers, software vendors or original equipment manufacturers (OEMs) to resellers, and system integrators worldwide. We purchase software, maintenance/service agreements, networking/storage/security equipment and complementary products from our vendors and sell them to our reseller customers. The large majority of products we sell are “drop shipped” directly to the customers, which reduces physical handling by the Company and required investment in inventory.  Generally, a vendor authorizes a limited number of companies to act as distributors of their product and sell to resellers of their product. Our reseller customers include value-added resellers, or VARs, corporate resellers, government resellers, system integrators, direct marketers, and national IT superstores. We combine our core strengths in customer service, marketing, distribution, credit and billing to allow our customers to achieve greater efficiencies in time to market in the IT channel in a cost-effective manner.

While our Lifeboat Distribution business is characterized by low gross profit as a percentage of adjusted gross billings, or gross margin, and price competition, we have been able to operate profitably by leveraging an efficient business model. The large majority of the products we sell are either digital products such as license authorizations, third party maintenance contracts, or hardware which is dropped shipped to the end customer directly by the vendor. We utilize electronic digital interchange (“EDI”) and other automation to fulfill these orders on a cost-efficient basis. We also maintain relatively low inventory balances relative to our gross billings and enjoy what we believe is favorable credit from our suppliers, allowing us to deploy a capital efficient model as reflected by our return on invested capital and pre-tax income as a percentage of gross profit generated.

In our Lifeboat segment, we are highly dependent on the end-market demand for the products we sell, and on our partners’ strategic initiatives and business models. This end-market demand is influenced by many factors including the introduction of new products, replacement and renewal cycles for existing products, competitive products, overall economic growth and general business activity. A difficult and challenging economic environment may also lead to consolidation or decline in the industry and increased price-based competition. We continually review the marketplace to identify new and emerging vendors and products to potentially add to our vendor partners.

We also provide comprehensive IT solutions directly to end users through our TechXtend segment. Products in this segment are acquired directly from original equipment manufacturers (OEMs), software developers or distributors and sold to end users. We provide customer service, billing, sales and marketing support in this segment and provide extended payment terms to facilitate sales.

The Company operates a distribution facility in Eatontown, New Jersey.

Products

An essential part of our ongoing operations and growth plans is the continued recruitment of software vendors for which we become authorized distributors of their products. Through our Lifeboat Distribution business, we sell a wide variety of technology products from a broad range of software vendors and manufacturers, such as Bluebeam Software, Flexera Software, Intel Software, Lenovo, Micro Focus, Mindjet, SmartBear Software, SolarWinds, Sophos, StorageCraft Technology, TechSmith, Unitrends, CloudGenix, Tintri and Extrahop.  On a continuous basis, we screen new vendors and products for inclusion in our line card based on their features, quality, price, profit margins and current market trends. We believe that effective purchasing from a diverse vendor base is a key element of our business strategy. For the year ended December 31, 2019, Sophos and SolarWinds accounted for 22% and 17%, respectively of our consolidated purchases. For the year ended December 31, 2018, Sophos and SolarWinds accounted for 24% and 15%, respectively of our consolidated purchases.  The loss of a key vendor or group of vendors could disrupt our product availability and otherwise have an adverse effect on the Company.

The Company predominantly sells third party software, software subscriptions, and maintenance. Sales of hardware and peripherals represented 6% and 8% of our adjusted gross billings in 2019 and 2018, respectively.

Marketing and Distribution

We market products through creative marketing communications, including our web sites, local and on-line seminars, events, webinars, and social media. We also use direct e-mail and printed material to introduce new products and upgrades, to cross-sell products to current customers, and to educate and inform existing and potential customers. We believe that our blend of electronic and traditional marketing and selling programs are important marketing vehicles for software vendors and manufacturers. These programs provide a cost-effective and service-oriented means to market and sell and fulfill software products and meet the needs of users.

The Company had two customers that each accounted for more than 10% of total consolidated net sales for 2019. For the year ended December 31, 2019, CDW Corporation (NASDAQ: CDW) (“CDW”) and Software House International Corporation (“SHI”), accounted for 26%, and 16%, respectively, of consolidated net sales and as of December 31, 2019,  43% and 12%, respectively, of total net accounts receivable. For the year ended December 31, 2018,  CDW and SHI accounted for 26%, and 17%, respectively, of consolidated net sales and as of December 31, 2018, 36% and 15%, respectively, of total net accounts receivable. Our top five customers accounted for 56%  and 55% of consolidated net sales in 2019 and 2018, respectively. The Company generally ships products within 48 hours of confirming a customer’s order. This results in minimum backlog in the business.

Net sales to customers in Canada represented 6% and 7% of our consolidated net sales in 2019 and 2018, respectively. Net sales in Europe and the rest of the world represented 5% and 6% of our consolidated net sales in 2019 and 2018, respectively. For geographic financial information, please refer to Note 12 in the Notes to our Consolidated Financial Statements.

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

Purchasing and Fulfillment

The Company’s success is dependent, in part, upon the ability of its suppliers to develop and market products that meet the changing requirements of the marketplace. The Company believes it maintains good relationships with its vendors. The Company and its principal vendors have cooperated frequently in product introductions and in other marketing programs. As is customary in the industry, the Company has no long-term supply contracts with any of its suppliers. While substantially all the Company’s contracts with its vendors are terminable upon 30 days’ notice or less, the tenure of the relationships with our vendor partners tends to extend over several years. Moreover, the way software products are distributed and sold is changing, and new methods of distribution and sale may emerge or expand. Software vendors have sold, and may intensify their efforts to sell, their products directly to end-users. The Company’s business and results of operations may be adversely affected if the terms and conditions of the Company’s authorizations with its vendors were to be significantly modified or if certain products become unavailable to the Company.

The Company purchased approximately 98% and 97% of its products directly from manufacturers and software vendors in 2019 and 2018, respectively, and the balance from multiple distributors. Most suppliers or distributors will “drop ship” products directly to the customers, which reduces physical handling by the Company. Inventory management techniques, such as “drop shipping” allow the Company to offer a greater range of products without increased inventory requirements or cost of carrying inventory.

Inventory levels may vary from period to period, due in part to increases or decreases in sales levels, the Company’s practice of making advance purchases when it deems the terms of such purchases to be attractive, and the addition of new suppliers and products. From time to time, we may make advance payments to vendors to apply against future purchases from the vendor. Moreover, the Company’s order fulfillment and inventory control systems allow the Company to order certain products just in time for next day shipping. The Company promotes the use of EDI with its suppliers and customers, which helps reduce overhead and the use of paper in the ordering process.

Competition

The software market is highly competitive and characterized by aggressive pricing practices by both software distributors and resellers. This has resulted in declining gross margins as a percentage of adjusted gross billings, which the Company expects to continue. The Company faces competition from a wide variety of sources competing principally based on price, product availability, customer service and technical support. In the Lifeboat Distribution segment, we compete against much larger broad-line distributors, as well as specialty distributors and, in some cases, the direct sales teams of the vendors we represent, who also sell directly to the end-customers. In the TechXtend segment, we compete against vendors who sell directly to customers, as well as software resellers, superstores, e-commerce vendors, and other direct marketers of software and hardware products. In both segments, some of our competitors are significantly larger and have substantially greater resources than the Company.

There can be no assurance that the Company can compete effectively against existing competitors or new competitors that may enter the market or that it can generate profit margins which represent an acceptable return to the Company. An increase in the amount of competition faced by the Company, or its failure to compete effectively against its competitors, could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company competes with other distributors and resellers to become an authorized distributor or reseller of products from software developers and vendors. It also competes with distributors and resellers to attract prospective buyers, and to source new products from software developers and vendors, and to market its current product line to customers. The Company believes that its ability to offer software developers and IT professionals easy access to a wide selection of the desired IT products at reasonable prices with prompt delivery and high customer service levels, along with its good relationships with vendors and suppliers, allows it to compete effectively. The Company competes to gain distribution rights for new products primarily based on its reputation for successfully bringing new products to market and the strength of and quality of its relationships with software vendors and the reseller community.

The market for the software products we sell is characterized by rapid changes in technology, user requirements, and customer specifications. The way software products are distributed and sold is changing, and new methods of distribution and sale may emerge or expand. Software developers and vendors have sold, and may intensify their efforts to sell, their products directly to end-users. The continuing evolution of the internet as a platform in which to conduct e-commerce business transactions has both lowered the barriers for competition and broadened customer access to products and information, increasing competition and reducing prices. From time to time, certain software developers and vendors have instituted programs for the direct sale of large order quantities of software to certain major corporate accounts and renewals of maintenance agreements. These types of programs may continue to be developed and used by various developers and vendors. While some software developers and vendors currently sell new releases or upgrades directly to end users, they have not attempted to completely bypass the distribution and reseller channels. There can be no assurances, however, that software developers and vendors will continue using distributors and resellers to the same extent they currently do. Future efforts by software developers and vendors to bypass third-party sales channels could materially and adversely affect the Company’s business, results of operations and financial condition.

In addition, resellers and software vendors may attempt to increase the volume of software products distributed electronically through ESD (Electronic Software Distribution) technology, through subscription services, and through on-line shopping services. Any of these competitive programs, if successful, could have a material adverse effect on the Company’s business, results of operations and financial condition. For a description of additional risks relating to competition in our industry, please refer to “Item 1.A. Risk Factors.”

Information Technology

The Company operates IT systems on several platforms including windows and cloud-based platforms that control the full order processing cycle. The technology systems allow for centralized management of key functions, including inventory, accounts receivable, purchasing, sales and distribution and payment processing. We are dependent on the accuracy and proper utilization of our technology systems, telephone systems, websites, e-mail and EDI systems.

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

Employees

As of December 31, 2019, Wayside Technology Group, Inc. and its subsidiaries had 142 full-time employees. The Company is not a party to any collective bargaining agreements with its employees, has experienced no work stoppages and considers its relationships with its employees to be satisfactory.

Available Information

Under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is required to file annual, quarterly and current reports, proxy and information statements and other information with the Securities and Exchange Commission (“SEC”). The SEC maintains a web site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. The Company also makes available, free of charge, through its internet web site at http://www.waysidetechnology.com, its reports on Forms 10-K and 10-Q, and amendments to those reports, as soon as reasonably practicable after they are filed with the SEC. The Company will provide paper copies of its reports on Form 8-K free of charge as requested. The information contained on, or otherwise accessible through, our website is not part of, or incorporated by reference into, this annual report.

In December 2017, we adopted a Code of Ethics and Business Conduct.  We review the Code of Ethics and Business Conduct annually and consider updates as necessary. The full text of the Code of Ethics and Business Conduct, which applies to all employees, officers and directors of the Company, including our Chief Executive Officer and Chief Financial Officer, is available at our web site, http://www.waysidetechnology.com. We intend to disclose any amendment to, or waiver from, a provision of the Code of Ethical Conduct that applies to its Chief Executive Officer or Chief Financial Officer on our web site.

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

We rely on our suppliers for product availability, marketing funds, purchasing incentives and competitive products to sell. We acquire products for resale both directly from manufacturers and indirectly from distributors. The loss of a supplier could cause a disruption in the availability of products. Additionally, there is no assurance that as manufacturers continue to or increasingly sell directly to end users and through the distribution channel, that they will not limit or curtail the availability of their products to distributors/resellers like us. For example, resellers and software vendors may attempt to increase the volume of software products distributed electronically through ESD (Electronic Software Distribution) technology, through subscription services, and through on-line shopping services, and correspondingly, decrease the volume of products sold through us. Our inability to obtain a sufficient quantity of products, or an allocation of products from a manufacturer in a way that favors one of our competitors, or competing distribution channels, relative to us, could cause us to be unable to fill clients’ orders in a timely manner, or at all, which could have a material adverse effect on our business, results of operations and financial condition. We also rely on our suppliers to provide funds for us to market their products, including through our on-line marketing efforts, and to provide purchasing incentives to us. If any of the suppliers that have historically provided these benefits to us decides to reduce such benefits, our expenses would increase, adversely affecting our results of operations.

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

Economic, political and market conditions can adversely affect our business, results of operations and financial condition, including our revenue growth and profitability, which in turn could adversely affect our stock price. Our business is influenced by a range of factors that are beyond our control and that we have no comparative advantage in forecasting. Macroeconomic developments like evolving trade policies between the U.S. and international trade partners, or the occurrence of similar events in the U.S. or other countries that lead to uncertainty or instability in economic, political or market conditions could negatively affect our business, operating results, financial condition and outlook, which, in turn, could adversely affect our stock price. In addition, international, regional or domestic political unrest and the related potential impact on global stability, terrorist attacks and the potential for other hostilities in various parts of the world, potential public health crises (such as the coronavirus outbreak) and natural disasters continue to contribute to a climate of economic and political uncertainty that could adversely affect our results of operations and financial condition, including our revenue growth and profitability.

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

The way software products are distributed and sold is changing, and new methods of distribution and sale may emerge or expand. Software vendors have sold, and may intensify their efforts to sell, their products directly to end-users. There can be no assurances that software developers and vendors will continue using distributors and resellers to the same extent they currently do. Future efforts by software developers and vendors to bypass third-party sales channels could materially and adversely affect the Company’s business, results of operations and financial condition. In addition, resellers and software vendors may attempt to increase the volume of software products distributed electronically through ESD (Electronic Software Distribution) technology, through subscription services, and through on-line shopping services. Any of these competitive programs, if successful, could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company’s business and results of operations may be adversely affected if the terms and conditions of the Company’s authorizations with its vendors were to be significantly modified or if certain products become unavailable to the Company.

We offer credit to our customers and, therefore, are subject to significant credit risk. We sell our products to a large and diverse customer base. We finance a significant portion of such sales through trade credit, typically by providing 30-75-day payment terms. In addition, we offer extended payment terms to certain customers for terms of 1-3 years. As a result, our business could be adversely affected in the event of a deterioration of the financial condition of our customers, resulting in the customers’ inability to repay us. This risk may increase if there is a general economic downturn affecting a large number of our customers and in the event our customers do not adequately manage their business or properly disclose their financial condition. Also, several of our larger customers require greater than 30-day payment terms which could increase our credit risk and decrease our operating cash flow.

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

Our business is substantially dependent on a limited number of customers and vendors, and the loss or any change in the business habits of such key customers or vendors may have a material adverse effect on our financial position and results of operations. Because our standing arrangements and agreements with our customers and vendors typically contain no purchase or sale obligations and are terminable by either party upon several months or otherwise relatively short notice, we are subject to significant risks associated with the loss or change at any time in the business habits and financial condition of key customers or vendors. We have experienced the loss and changes in the business habits of key customer and vendor relationships in the past and expect to do so again in the future.

Sales of products purchased from our largest two vendors accounted for 39% of our 2019 purchases and sales from our largest five vendors generated approximately 54% of 2019 purchases. As is the case with many of our vendor and customer relationships, our contractual arrangements with these large vendors are terminable by either party upon several months’ notice. If these contracts or our relationships with these vendors terminate for any reason, or if any of our other significant vendor relationships terminate for any reason, and we are not able to sell or procure a sufficient supply of those products from alternative sources, or at all, our financial position and results of operations would be adversely affected. Our vendors are subject to many if not all of the same (or similar) risks and uncertainties to which we are subject, as well as other risks and uncertainties, and we compete with others for their business. Accordingly, we are at a continual risk of loss of their business on account of a number of factors and forces, many of which are largely beyond our control.

In 2019, our two largest customers accounted for 42% of our net sales and our largest five customers accounted for  56% of our net sales. If any of our significant customer relationships terminate for any reason, and we are not able to replace those customers and associated revenues, our financial position and results of operations would be adversely affected.

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

Failure to adequately maintain the security of our electronic and other confidential information could materially adversely affect our financial condition and results of operations. We are dependent upon automated information technology processes. Privacy, security, and compliance concerns have continued to increase as technology has evolved to facilitate commerce and as cross-border commerce increases. As part of our normal business activities, we collect and store certain confidential information, including personal information of employees and information about partners and clients which may be entitled to protection under several regulatory regimes. In the course of normal and customary business practice, we may share some of this information with vendors who assist us with certain aspects of our business. Moreover, the success of our operations depends upon the secure transmission of confidential and personal data over public networks, including the use of cashless payments. Although we did not have any material cybersecurity breaches in 2019 and 2018, any failure on the part of us or our vendors to maintain the security of data we are required to protect, including via the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in our employees’, partners’ and clients’ confidence in us and other competitive disadvantages, and thus could have a material adverse impact on our business, financial condition and results of operations.

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

Our business could be negatively affected as a result of the actions of activist shareholders. Publicly traded companies have increasingly become subject to campaigns by activist investors advocating corporate actions such as financial restructurings, increased borrowings, special dividends, stock repurchases or even sales of assets or entire companies to third parties or the activists themselves. Responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, disrupt our operations and divert the attention of our Board of Directors and senior management from the pursuit of business strategies, which could adversely affect our results of operations and financial condition. Additionally, perceived uncertainties as to our future direction as a result of shareholder activism or changes to the composition of the Board of Directors may lead to the perception of a change in the direction of the business, instability or lack of continuity.  These uncertainties may be more acute or heightened when an activist seeks to change a majority of the Board of Directors or ultimately desires to acquire the Company. Additionally, actions by activist shareholders may be exploited by our competitors, cause concern to our current or potential customers, make it more difficult to attract and retain qualified personnel and may create adverse uncertainty for our employees.

On December 20, 2019, Simon F. Nynens nominated four individuals for election to our Board of Directors at the 2020 annual meeting of stockholders. Mr. Nynens previously served as the Chairman of the Board of Directors, President and Chief Executive Officer of the Company. According to publicly available filings made to the Securities and Exchange Commission, Mr. Nynens granted to Shepherd Kaplan Krochuk, LLC (“SKK”) an irrevocable proxy to vote his shares of our common stock in favor of any acquisition proposal by SKK, against any third-party acquisition and as directed by SKK with respect to the election of directors nominated by persons other than the Company. Prior to the entrance of Mr. Nynens into such agreement with SKK, the Company had received unsolicited acquisition proposals from SKK and North & Webster SSG, LLC (“N&W” and together with SKK, the “N&W Group”) jointly to acquire all of the outstanding shares of common stock of the Company. The most recent unsolicited acquisition proposal from the N&W Group was received on December 10, 2019 and expired on its own terms on December 16, 2019.

While the N&W Group’s most recent proposal has expired, there can be no assurance that the N&W Group or another third party will not make another unsolicited acquisition proposal in the future and no assurance that if the four persons proposed by Mr. Nynens for election at our 2020 annual meeting are elected, they will not attempt to influence the Company’s decision related to any future acquisition proposal made by the N&W Group or another third party.

By letter dated January 22, 2020, a shareholder of the Company demanded that the Board of Directors investigate and bring an action against Mr. Nynens for his breaches of certain restrictive covenants contained in the separation agreement he entered into with the Company on or about May 11, 2018. Following receipt of the shareholder demand, we filed a lawsuit on February 14, 2020, in the Superior Court of New Jersey Monmouth County, against Mr. Nynens and the N&W Group on the grounds that Mr. Nynens breached certain restrictive covenants in his separation agreement with the Company by seeking future employment with the Company and by sharing confidential information with the N&W Group, and that the N&W Group had tortiously induced Mr. Nynens to commit those breaches. In connection with the claims, we are seeking monetary damages, injunctive relief, and a declaratory judgment against Mr. Nynens and the N&W Group. We may choose to initiate, or may become subject to, other litigation as a result of continued or further stockholder activist campaigns, which could serve as a distraction to our Board of Directors and management and could require us to incur additional costs.

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

The elimination of LIBOR could adversely affect our business, operating results, and financial condition. The U. K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The U.S. Federal Reserve has begun publishing a Secured Overnight Funding Rate (“SOFR”), which is intended to replace U.S. dollar LIBOR. Plans for alternative reference rates for other currencies have also been announced. At this time, we cannot predict how markets will respond to these proposed alternative rates or the effect of any changes to LIBOR or the discontinuation of LIBOR. If LIBOR is no longer available or if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

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

Item 3. Legal Proceedings

By letter dated January 22, 2020, a shareholder of the Company demanded that the Board of Directors investigate and bring an action against the Company’s former Chairman, President and Chief Executive Officer, Simon Nynens, for his breaches of certain restrictive covenants contained in the separation agreement he entered into with the Company on or about May 11, 2018. Following receipt of the shareholder demand, the Company filed a lawsuit against Mr. Nynens, Shepherd Kaplan Krochuk, LLC (“SKK”), and North & Webster SSG, LLC (“N&W,” and together with SKK, the “N&W Group”) on February 14, 2020, in the Superior Court of New Jersey Monmouth County. The Company’s complaint asserts claims against Mr. Nynens for his breaches of his separation agreement with the Company and claims for tortious interference against the N&W Group for inducing Mr. Nynens to commit those breaches.  In connection with its claims, the Company seeks monetary damages, injunctive relief, and a declaratory judgment against Mr. Nynens and the N&W Group.  The litigation is in its early stages.

Previously, the Company had received unsolicited acquisition proposals from the N&W Group to acquire all of the outstanding shares of common stock of the Company. The Company received the most recent unsolicited acquisition proposal from the N&W Group on December 10, 2019, and that proposal expired on its own terms on December 16, 2019. Prior to that, Mr. Nynens entered into an agreement with the N&W Group on November 27, 2019, granting SKK an irrevocable proxy to vote his shares of our common stock in favor of any acquisition proposal by SKK, against any third-party acquisition, and as directed by SKK with respect to the election of directors nominated by persons other than the Company. On December 20, 2019, Mr. Nynens nominated four individuals for election to our Board of Directors at the 2020 annual meeting of stockholders.

The Company and its Board of Directors have hired financial advisors and legal counsel to advise on resolution of the matters. The ultimate outcome of these matters and related costs cannot be determined at this time, and accordingly no provision has been recorded for estimated expenses to resolve the matter.

We are involved from time to time in routine legal matters and other claims incidental to our business. We review outstanding claims and proceedings internally and with external counsel as necessary to assess probability and amount of potential loss. There are no other material legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our Common Stock, par value $0.01, trade on The NASDAQ Global Market under the symbol “WSTG”.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2019, regarding securities authorized for issuance upon the exercise of stock options and vesting of restricted stock under all the Company’s equity compensation plans.

			(c)
	(a)	(b)	Number of Securities Remaining Available
	Number of Securities to be Issued Upon	Weighted Average	for Future Issuance Under Equity
	Exercise of Outstanding Options and	Exercise Price of	Compensation Plans (Excluding Securities
Plan Category	Vesting of Stock Awards	Outstanding Stock Awards	Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders (1)	63,922	$14.94	513,647
Total	63,922	$14.94	513,647

(1)	Includes the 2012 Plan. For plan details, please refer to Note 8 in the Notes to our Consolidated Financial Statements.

Dividends

In each of 2019 and 2018, we declared dividends totaling $0.68 per share on our Common Stock. The payment of future dividends is at the discretion of our Board of Directors and dependent on results of operations, projected capital requirements and other factors the Board of Directors may find relevant. There can be no assurance that we will continue to pay comparable cash dividends in the future.

Shareholder Information

As of February 20, 2020, there were approximately 103 record holders of our Common Stock. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by brokerage firms and clearing agencies.

Purchases of Equity Securities

During the fourth quarter of 2019, we repurchased shares of our Common Stock as follows:

						Maximum
						Number of
				Total Number		Shares That
				of Shares		May Yet Be
				Purchased as		Purchased
	Total		Average	Part of Publicly		Under the
	Number		Price Paid	Announced	Average	Plans or
	of Shares		Per Share	Plans or	Price Paid	Programs
Period	Purchased		(2)	Programs	Per Share	(3)

October 1, 2019 - October 31, 2019	—		$—	—	$—	547,488
November 1, 2019 - November 30, 2019	1,522	(1)	$14.37	—	$—	547,488
December 1, 2019 - December 31, 2019	—		$—	—	$—	547,488
Total	1,522		$14.37	—	$—	547,488

(1)

Includes 1,522 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (3) below.

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

Item 6. Selected Financial Data

The following tables set forth, for the periods indicated, selected consolidated financial and other data for Wayside Technology Group, Inc. and its Subsidiaries. You should read the selected consolidated financial and other data below in conjunction with our Consolidated Financial Statements and the related notes in Part II, Item 8, and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The following table includes Non-US GAAP measures, for which we provided a reconciliation of net income excluding separation expenses, net of taxes to net income, as well as the related amounts per share, which are the most directly comparable measure of accounting principles generally accepted in the United States of America (“US GAAP”), in the footnotes below. We use net income excluding separation expense as a supplemental measure of our performance to gain insight into comparison of our businesses profitability when compared to the prior year. Our use of net income excluding separation expenses, net of taxes has limitations, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under US GAAP. In addition, other companies, including companies in our industry, might calculate separation expenses net of taxes, or similarly titled measures differently, which may reduce their usefulness as comparative measures.

The selected financial data for the years ended December 31, 2019, 2018, 2017 and 2016 reflects our adoption of ASC 606 – Revenue from Contracts with Customers (“ASC 606”). Effective January 1, 2018, we adopted ASC 606 using the full retrospective method, which requires us to recast our historical financial information to reflect the adoption as of the earliest reporting period presented, which was for the year ended December 31, 2016. There was no impact to gross profit from the adoption. We have not adjusted the selected financial data for the year ended December 31, 2015.

Year Ended December 31,

(Amounts in thousands, except per share amounts)

	Reflects Impact of ASC 606 Adoption
	2019	2018	2017	2016	2015
Consolidated Statement of Operations Data:
Net sales - (1)	$208,759	$181,444	$160,567	$164,609	$382,090
Cost of sales	178,792	154,524	133,491	137,278	355,517
Gross profit	29,967	26,920	27,076	27,331	26,573
Selling, general and administrative expenses	21,401	20,319	19,263	18,715	18,063
Separation expenses	100	2,446	—	—	—
Income from operations	8,466	4,155	7,813	8,616	8,510
Other income, net	582	962	740	317	348
Income before provision for income taxes	9,048	5,117	8,553	8,933	8,858
Provision for income taxes	2,261	1,579	3,491	3,032	3,028
Net income	$6,787	$3,538	$5,062	$5,901	$5,830
Net income per common share
Basic	$1.51	$0.78	$1.13	$1.25	$1.22
Diluted	$1.51	$0.78	$1.13	$1.25	$1.22
Weighted average common
shares outstanding:
Basic	4,421	4,358	4,299	4,503	4,634
Diluted	4,421	4,358	4,299	4,503	4,634

Net income excluding separation expenses, net of tax (Non-GAAP) - (2)	$6,863	$5,546	$5,062	$5,901	$5,830
Diluted earnings per share excluding separation expenses, net of tax (Non-GAAP) - (3)	$1.52	$1.23	$1.13	$1.25	$1.22

(1)

Effective January 1, 2018, we adopted ASC 606 using the full retrospective method, which requires us to recast our historical financial information to reflect the adoption as of the earliest reporting period presented, which was for the year ended December 31, 2016. There was no impact to gross profit from the adoption. We have not adjusted the selected financial data for the year ended December 31, 2015.

(2)

For the year ended December 31, 2019, excludes $0.1 million in expenses related to a separation and release agreement the Company entered into with its former President, Chief Executive Officer and member of the Board on May 24, 2019, consisting of $0.1 million in cash payments. For the year ended December 31, 2018, excludes $2.0 million in expenses related to a separation and release agreement the Company entered into with its former Chairman and Chief Executive Officer upon his resignation on May 11, 2018, consisting of $1.7 million in accelerated vesting of restricted stock and $0.8 million in cash payments, net of $0.4 million in tax benefits. See table in Part II, Item 7 of this Form 10K for reconciliation of net income to net income excluding separation expense, net of tax (Non-GAAP).

(3)

For the year ended December 31, 2019, excludes $0.01 per share in expenses related to a separation and release agreement the Company entered into with its former President, Chief Executive Officer and member of the Board on May 24, 2019, consisting of $0.01 per share of separation expenses. For the year ended December 31, 2018, excludes $0.45 per share in expenses related to a separation and release agreement the Company entered into with its former Chairman of the Board, President and Chief Executive Officer on May 11, 2018, consisting of $0.55 per share of separation expenses, net of $0.10 per share in tax benefits.

The selected financial data as of December 31, 2019, 2018 and 2017 reflects our adoption of ASC 606. Effective January 1, 2018, we adopted ASC 606 using the full retrospective method, which requires us to recast our historical financial information to reflect the adoption as of the earliest reporting period presented, which was as of December 31, 2017. We have not adjusted the selected financial data as of December 31, 2016 and 2015.

December 31,

(Amounts in thousands, except per share amounts)

	2019	2018	2017	2016	2015
Balance Sheet Data:
Cash and cash equivalents	$14,984	$14,883	$5,530	$13,524	$23,823
Working capital	42,802	36,214	29,859	24,477	30,568
Total assets	126,281	107,971	104,690	113,698	94,082
Total stockholders’ equity	45,256	40,573	38,712	37,611	38,659

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

Overview

Our Company is an IT channel company, primarily selling software and other third-party IT products and services through two reportable operating segments. Through our “Lifeboat Distribution” segment we sell products and services to corporate resellers, value added resellers (VARs), consultants and systems integrators worldwide, who in turn sell these products to end users. Through our “TechXtend Segment” we act as a value-added reseller, selling computer software and hardware developed by others and provide technical services directly to end user customers in the USA and Canada. We offer an extensive line of products from leading software vendors and tools for virtualization/cloud computing, security, networking, storage and infrastructure management, application lifecycle management and other technically sophisticated domains as well as computer hardware. We market these products through creative marketing communications, including our web sites, local and on-line seminars, webinars, social media, direct e-mail, and printed materials.

We have subsidiaries in the United States, Canada and the Netherlands, through which sales are made.

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

We sell in a competitive environment where gross product margins have historically declined due to competition and changes in product mix towards products where no delivery of a physical product is required. In addition, we grant discounts, allowances, and rebates to certain customers, which may vary from period to period, based on volume, payment terms and other criteria.  To date, we have been able to implement cost efficiencies such as the use of drop shipments, electronic ordering (“EDI”) and other capabilities to be able to operate our business profitably as gross margins have declined. We evaluate the profitability of our business based on return on invested capital and effective margin (see management’s discussion and analysis below).

Selling, general and administrative expenses are comprised mainly of employee salaries, commissions and other employee related expenses, facility costs, costs to maintain our IT infrastructure, public company compliance costs and professional fees. We monitor our level of accounts payable, inventory turnover and accounts receivable turnover which are measures of how efficiently we utilize capital in our business.

The Company’s sales, gross profit and results of operations have fluctuated and are expected to continue to fluctuate on a quarterly basis as a result of a number of factors, including but not limited to: the condition of the software industry in general, shifts in demand for software products, pricing, industry shipments of new software products or upgrades, fluctuations in merchandise returns, adverse weather conditions that affect response, distribution or shipping, shifts in the timing of holidays and changes in the Company’s product offerings. The Company’s operating expenditures are based on sales forecasts. If sales do not meet expectations in any given quarter, operating results may be materially adversely affected.

Dividend Policy and Share Repurchase Program. Historically we have sought to return value to investors through the payment of quarterly dividends and share repurchases. Total dividends paid and the dollar value of shares repurchased were $3.1 and $0.1 million for the year ended December 31, 2019, respectively, and $3.1 and $1.0 million for the year ended December 31, 2018, respectively. The payment of future dividends is at the discretion of our Board of Directors and dependent on results of operations, projected capital requirements and other factors the Board of Directors may find relevant.

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

Financial Overview

Net sales increased 15%, or $27.4 million, to $208.8 million for the year ended December 31, 2019, compared to $181.4 million for the same period in 2018. Gross profit increased 11%, or $3.1 million, to $30.0 million for the year ended December 31, 2019, compared to $26.9 million for the same period in 2018. Selling, general and administrative (“SG&A”) expenses increased 5%, or $1.1 million, to $21.4 million for the year ended December 31, 2019, compared to $20.3 million for the same period in 2018. Separation expenses were $0.1 million for the year ended December 31, 2019 compared to $2.4 million for the same period in 2018. Net income increased 92%, or $3.2 million, to $6.8 million for the year ended December 31, 2019 compared to $3.5 million for the same period in 2018. Weighted Average diluted shares outstanding increased by 1% from the prior year. Income per diluted share increased 94% to $1.51 for the year ended December 31, 2019 compared to $0.78 for the same period in 2018.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s Consolidated Financial Statements that have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

Revenue

The Company utilizes judgment regarding performance obligations inherent in the products for services it sells including, whether ongoing maintenance obligations performed by third party vendors are distinct from the related software licenses, and allocation of sales prices among distinct performance obligations. These estimates require significant judgment to determine whether the software’s functionality is dependent on ongoing maintenance or if substantially all functionality is available in the original software download. We also use judgment in the allocation of sales proceeds among performance obligations, utilizing observable data such as stand-alone selling prices, or market pricing for similar products and services.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases” ("ASU 2016-02"). ASU 2016-02 supersedes the lease guidance under FASB ASC Topic 840, Leases, resulting in the creation of FASB ASC Topic 842, Leases. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term from operating leases. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors were originally required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, FASB issued ASU 2018-11, Targeted Improvements. This update still requires modified retrospective transition; however, it adds the option to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment in the current period instead of at the beginning of the earliest period presented. Under this option, comparative periods presented in the financial statements in which the new lease standard is adopted will continue to be presented in accordance with prior guidance.

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

The adoption of the new standard had a material effect on the Company’s financial statements, with the most significant effects of adoption relating to (1) the recognition of new right-of-use assets and lease liabilities on its balance sheet for real estate operating leases; and (2) providing significant new disclosures about its leasing activities. Upon adoption, the Company recognized operating lease liabilities of approximately $3.0 million based on the present value of the remaining minimum rental payments for existing operating leases. The Company also recognized corresponding right-

of-use assets, net of lease incentives of approximately $2.2 million. There was no impact to stockholders’ equity from the adoption.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)” ("ASU 2016-13"). ASU 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. In November 2019, FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).”  This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is planning to adopt this standard in the first quarter of fiscal 2023.The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-13 on its Consolidated Financial Statements, particularly its recognition of allowances for accounts receivable.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation — Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), which aligns the measurement and classification guidance for share-based payments to nonemployees with that for employees, with certain exceptions. It expands the scope of ASC 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in the entity’s own operations and supersedes the guidance in ASC 505-50. The ASU retains the existing cost attribution guidance, which requires entities to recognize compensation cost for nonemployee awards in the same period and in the same manner (i.e., capitalize or expense) they would if they paid cash for the goods or services, but it moves the guidance to ASC 718. The new standard became effective for the Company beginning with the first quarter of 2019. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In July 2018, the FASB issued ASU 2018-09 – Codification Improvements, which facilitates amendments to a variety of topics to clarify, correct errors in, or make minor improvements to the accounting standards codification. The effective date of the standard is dependent on the facts and circumstances of each amendment. Some amendments do not require transition guidance and will be effective upon the issuance of this standard. A majority of the amendments in this standard became effective for the Company beginning with the first quarter of 2019. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12,  “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” as part of its initiative to reduce complexity in the accounting standards. The standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have upon its financial position and results of operations, if any.

Results of Operations

The following table sets forth for the years indicated the percentage of net sales represented by selected items reflected in the Company’s Consolidated Statements of Earnings. The year-to-year comparison of financial results is not necessarily indicative of future results:

	Year ended December 31,
	2019	2018
Net sales	100%	100%
Cost of sales	85.6	85.2
Gross profit	14.4	14.8
Selling, general and administrative expenses	10.3	11.2
Separation expenses	0.0	1.3
Income from operations	4.1	2.3
Other income	0.3	0.5
Income before income taxes	4.3	2.8
Income tax provision	1.1	0.9
Net income	3.3%	1.9%

Non-GAAP Financial Measures

Our management monitors several financial and non-financial measures and ratios on a regular basis in order to track the progress of our business. We believe that the most important of these measures and ratios include net sales, adjusted gross billings, gross profit, net income, net income excluding separation expenses, net of taxes, adjusted EBITDA, gross profit as a percentage of adjusted gross billings and adjusted EBITDA as a percentage of gross profit. We use a variety of operating and other information to evaluate the operating performance of our business, develop financial forecasts, make strategic decisions, and prepare and approve annual budgets. These key indicators include financial information that is prepared in accordance with US GAAP and presented in our Consolidated Financial Statements as well as non-US GAAP performance measurement tools.

	Year ended December 31,
Reconciliation of net sales to adjusted gross billings (Non-GAAP):	2019	2018

Net sales	$208,759	$181,444
Costs of sales related to Software – security and highly interdependent with support and maintenance, support or other services	392,264	328,506
Adjusted gross billings	$601,023	$509,950

We define adjusted gross billings as net sales in accordance with US GAAP, adjusted for the cost of sales related to Software – security and highly interdependent with support and maintenance, support and other services. We provided a reconciliation of adjusted gross billings to net sales, which is the most directly comparable US GAAP measure. We use adjusted gross billings of product and services as a supplemental measure of our performance to gain insight into the volume of business generated by our business, and to analyze the changes to our accounts receivable and accounts payable. Our use of adjusted gross billings of product and services as analytical tools has limitations, and you should not consider them in isolation or as substitutes for analysis of our financial results as reported under US GAAP. In addition, other companies, including companies in our industry, might calculate adjusted gross billings of product and services or similarly titled measures differently, which may reduce their usefulness as comparative measures.

Reconciliation of net income to net income excluding	Year ended December 31,
separation expenses, net of tax (Non-GAAP):	2019	2018

Net income	$6,787	$3,538
Separation expenses	100	2,446
Income tax benefits related to separation expenses	(24)	(438)
Net income excluding separation expenses, net of taxes	$6,863	$5,546

Diluted earnings per share reconciled to diluted earnings per share	Year ended December 31,
excluding separation expenses, net of taxes (Non-GAAP):	2019	2018

Diluted earnings per share	$1.51	$0.78
Separation expenses	0.01	0.55
Income tax benefit related to separation expenses	-	(0.10)
Diluted earnings per share excluding separation expenses, net of taxes	$1.52	$1.23

We define net income excluding separation expenses, net of taxes, as net income, plus separation expenses, less the income tax benefit attributable to the separation expenses. We provided a reconciliation of net income excluding separation expenses, net of taxes, to net income, as well as the related amounts per share, which are the most directly comparable US GAAP measures. We use net income excluding separation expense, net of taxes as a  supplemental measure of our performance to gain insight into comparison of our businesses profitability when compared to the prior year. Our use of net income excluding separation expenses, net of taxes has limitations, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under US GAAP. In addition, other companies, including companies in our industry, might calculate separation expenses, separation expenses net of taxes, or similarly titled measures differently, which may reduce their usefulness as comparative measures.

	Year ended
	December 31,
Net income reconciled to adjusted EBITDA:	2019	2018

Net income	$6,787	$3,538
Provision for income taxes	2,261	1,579
Depreciation and amortization	488	482
Interest expense	58	37
EBITDA	9,594	5,636
Share-based compensation	759	1,108
Separation expenses	100	2,446
Adjusted EBITDA	$10,453	$9,190

We define adjusted EBITDA, as net income, plus provision for income taxes, depreciation, amortization, share-based compensation, interest and separation expenses. We define effective margin as adjusted EBITDA as a percentage of gross profit. We provided a reconciliation of adjusted EBITDA to net income, which is the most directly comparable US GAAP measure. We use adjusted EBITDA as a supplemental measure of our performance to gain insight into our businesses profitability when compared to the prior year and our competitors. Adjusted EBITDA is also a component to our financial covenants in our credit facility. Our use of adjusted EBITDA has limitations, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under US GAAP. In addition, other companies, including companies in our industry, might calculate adjusted EBITDA, or similarly titled measures differently, which may reduce their usefulness as comparative measures.

Key Financial Metrics

	Year ended December 31,
	2019	2018

Net sales	$208,759	$181,444
Adjusted gross billings (Non-GAAP)	$601,023	$509,950

Gross profit	$29,967	$26,920
Gross profit - Lifeboat Distribution	$26,773	$23,441
Gross profit - TechXtend	$3,194	$3,479

Net income	$6,787	$3,538
Net income excluding Separation expense (Non-GAAP)	$6,863	$5,546

Adjusted EBITDA (Non-GAAP)	$10,453	$9,190

Gross margin % - Adjusted gross billings (Non-GAAP)	5.0%	5.3%
Effective margin % - Adjusted EBITDA (Non-GAAP)	34.8%	34.1%

We consider gross profit growth and effective margin to be key metrics in evaluating our business. During the year ended December 31, 2019, gross profit increased 11%, or $3.1 million, to $30.0 million compared to $26.9 million for the same period in 2018 while effective margin increased 70 basis points to 34.8% compared to 34.1% for the same period in 2018, reflecting the scalability in our business model.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Net Sales

Net sales for the year ended December 31, 2019 increased 15%, or $27.3 million, to $208.8 million compared to  $181.4 million for the same period in 2018.

Adjusted gross billings, a non-GAAP financial measure, for the year ended December 31, 2019 increased 18%, or $91.0 million, to $601.0 million compared to $510.0 million for the same period in 2018.

Net sales in our Lifeboat Distribution segment for the year ended December 31, 2019 increased 18%, or $30.0 million, to $193.6 million compared to $163.6 million for the same period in 2018. The increase in our Lifeboat Distribution segment was primarily due to growth in sales penetration for several of our more significant product lines, as well as incremental sales from several new product lines.

Adjusted gross billings, a non-GAAP financial measure, for the Lifeboat Distribution segment for the year ended December 31, 2019 increased 23%, or $105.7 million, to $575.4 million compared to $469.7 million for the same period in 2018.

  Net sales in our TechXtend segment for the year ended December 31, 2019 decreased 15%, or $2.7 million, to $15.2 million compared to $17.9 million for the prior year. Sales in our TechXtend segment may vary significantly from year to year based on the timing of IT spending decisions by our larger customers and internal capital allocation decisions regarding the amount of capital we allocate to the extended payment program.

Adjusted gross billings, a non-GAAP financial measure, for the TechXtend segment for the year ended December 31, 2019 decreased 36%, or $14.7 million, to $25.6 million compared to $40.3 million for the same period in 2018.

During the year ended December 31, 2019, we relied on two key customers for a total of 42% of our total net sales. One major customer accounted for 26% and the other for 16%, of our total net sales during the year ended December 31, 2019. These same customers accounted for 43% and 12%, of total net accounts receivable as of December 31, 2019.

Gross Profit

Gross profit for the year ended December 31, 2019 increased 11%, or $3.1 million, to $30.0 million compared to $26.9 million for the same period in 2018. Lifeboat Distribution segment gross profit for the year ended December 31, 2019 increased 14%, or $3.4 million, to $26.8 million compared to $23.4 million for the same period in 2018 due to higher net sales discussed above, which were partially offset by the impact of lower gross margin as a percentage of net sales. TechXtend segment gross profit for the year ended December 31, 2019 decreased 8%, or $0.3 million, to $3.2 million compared to $3.5 million for the same period in 2018 due to the decreased level of net sales discussed above.

Vendor rebates and discounts for the year ended December 31, 2019 were $3.3 million compared to $2.4 million for the same period in 2018. Vendor rebates are dependent on reaching certain targets set by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully. We anticipate that price competition in our market will continue in both of our business segments.

Selling, General and Administrative Expenses

SG&A expenses for the year ended December 31, 2019 increased 5%, or $1.1 million, to $21.4 million, compared to $20.3 million for the same period in 2018.  The increase in SG&A expenses is primarily due to increased employee related costs including salary, commission and bonus expense to support the increased sales on existing and new vendor lines, partially offset by decreased stock compensation expense. SG&A expenses as a percentage of net sales were 10.3% for the year ended December 31, 2019 compared to 12.0% for the same period in 2018.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We plan to continue to expand our investment in information technology and marketing, while monitoring SG&A expenses closely.

Separation Expense

Separation expense for the year ended December 31, 2019 was $0.1 million related to the resignation of our former President, Chief Executive Officer and member of the Board. Separation expense for the year ended December 31, 2018 was $2.4 million related to the resignation of our former Chairman, President and Chief Executive Officer, consisting of a $1.7 million charge for accelerated vesting of restricted stock and $0.8 million in cash payments to be made over twelve months.

Income Taxes

For the year ended December 31, 2019, the Company recorded a provision for income taxes of $2.3 million, or 25.0% of income before taxes, compared to $1.6 million, or 30.9% of income before taxes for the same period in 2018.

Liquidity and Capital Resources

Our cash and cash equivalents increased by $0.1 million to $15.0 million at December 31, 2019 from $14.9 million at December 31, 2018. The increase in cash was primarily the result of cash provided by operating activities of $3.2 million offset, in part, by use of cash for dividends of $3.1 million.

Net cash provided by operating activities for the year ended December 31, 2019 was $3.2 million, comprised of net income adjusted for non-cash items of $7.9 million, less cash used in changes in operating assets and liabilities of $4.7 million.

The net cash used in changes in operating assets and liabilities in 2019 were the result of increases in accounts receivables due to increased sales to a large customer with longer than average payment terms, partially offset by increases in accounts payable required to support the business and utilization of a prior year vendor prepayment as part of a distribution agreement.

Net cash provided by operating activities for the year ended December 31, 2018 was $13.9 million, comprised of net income adjusted for non-cash items of $5.9 million, plus cash provided by changes in operating assets and liabilities of $8.0 million.

The net cash provided by changes in operating assets and liabilities in 2018 was primarily due to a decrease in net working capital (accounts receivable, inventory, and vendor prepayments less accounts payable) required to support our business. The decreased working capital is primarily driven by $3.7 million utilization in 2018 of a prior year vendor prepayment as part of a distribution agreement. Our accounts receivable – long term decreased by approximately $4.3 million during 2018 due to collection of receivables with extended payment term sales.

Net cash used in investing activities for the year ended December 31, 2019 was $0.1 million compared to $0.3 million for the same period in 2018. Net cash used in investing activities primarily represented capital expenditures for equipment and leasehold improvements.

Net cash used in financing activities for the year ended December 31, 2019 was $3.2 million, which was comprised of $3.1 million of dividend payments on our Common Stock and $0.1 million for the purchases of treasury shares of our Common Stock.

Net cash used in financing activities for the year ended December 31, 2018 of $4.1 million was comprised of $3.1 million of dividend payments on our Common Stock, and $1.0 million for the purchases of treasury shares of our Common Stock.

On December 3, 2014, the Board of Directors of the Company approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. On February 2, 2017, the Board of Directors approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. The Company is authorized to purchase 547,488 shares of Common Stock as of December 31, 2019.  The Common Stock repurchase program does not have an expiration date.

As of December 31, 2019, we held 778,807 shares of our Common Stock in treasury at an average cost of $16.99 per share. As of December 31, 2018, we held 788,006 shares of our Common Stock in treasury at an average cost of $17.06 per share. We intend to hold the repurchased shares in treasury for general corporate purposes, including issuances under various stock plans.

On November 15, 2017, the Company entered into a $20,000,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Second Amended and Restated Revolving Credit Loan Agreement, Second Amended and Restated Revolving Credit Loan Note, Second Amended and Restated Security Agreement and Second Amended and Restated Pledge and Security Agreement. The Credit Facility, which is used for working capital and general corporate purposes, matures on August 31, 2020, at which time the Company must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any interest, fees, costs and expenses, if any.

At December 31, 2019 and 2018, the Company had no borrowings outstanding under the Credit Facility. The Company incurred $0.1 million of interest expense, related to the Credit Facility for the years ended December 31, 2019 and 2018, respectively.

Our current and anticipated use of cash and cash equivalents is to fund working capital, operational expenditures, the stock repurchase program and dividends, if any, declared by the Board of Directors.

Subsequent Events

By letter dated January 22, 2020, a shareholder of the Company demanded that the Board of Directors investigate and bring an action against the Company’s former Chairman, President and Chief Executive Officer, Simon Nynens, for his breaches of certain restrictive covenants contained in the separation agreement he entered into with the Company on or about May 11, 2018. Following receipt of the shareholder demand, the Company filed a lawsuit against Mr. Nynens, Shepherd Kaplan Krochuk, LLC (“SKK”), and North & Webster SSG, LLC (“N&W,” and together with SKK, the “N&W Group”) on February 14, 2020, in the Superior Court of New Jersey Monmouth County. The Company’s complaint asserts claims against Mr. Nynens for his breaches of his separation agreement with the Company and claims for tortious interference against the N&W Group for inducing Mr. Nynens to commit those breaches.  In connection with its claims, the Company seeks monetary damages, injunctive relief, and a declaratory judgment against Mr. Nynens and the N&W Group.  The litigation is in its early stages.

Previously, the Company had received unsolicited acquisition proposals from the N&W Group to acquire all of the outstanding shares of common stock of the Company. The Company received the most recent unsolicited acquisition proposal from the N&W Group on December 10, 2019, and that proposal expired on its own terms on December 16, 2019. Prior to that, Mr. Nynens entered into an agreement with the N&W Group on November 27, 2019, granting SKK an irrevocable proxy to vote his shares of our common stock in favor of any acquisition proposal by SKK, against any third-party acquisition, and as directed by SKK with respect to the election of directors nominated by persons other than the Company. On December 20, 2019, Mr. Nynens nominated four individuals for election to our Board of Directors at the 2020 annual meeting of stockholders.

The Company and its Board of Directors have hired financial advisors and legal counsel to advise on resolution of the matters. The ultimate outcome of these matters and related costs cannot be determined at this time, and accordingly no provision has been recorded for estimated expenses to resolve the matter.

Contractual Obligations as of December 31, 2019

Smaller reporting companies are not required to provide the information required by this item.

Foreign Exchange

The Company’s foreign business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. We are subject to fluctuations primarily in the Canadian and Euro Dollar-to-U.S. Dollar exchange rate.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements at Item 15(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures”, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of various members of our management, including our Company’s Chief Executive Officer (principal executive officer), Vice President and Chief Financial Officer (principal financial officer), and Vice President and Chief Accounting Officer (principal accounting officer). Based upon that evaluation, the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required hereunder, with the exception of the information relating to the Company’s Code of Ethical Conduct that is presented in Part I under the heading “Available Information,” is incorporated by reference herein from our Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than April 30, 2020 (the “Definitive Proxy Statement”) under the sections captioned “Election of Directors,” “Corporate Governance” and “Delinquent Section 16 (a) Reports.”

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

3.	Exhibits Required by Regulation S-K, Item 601:

Exhibit No.	Description of Exhibit

3.1	Form of Amended and Restated Certificate of Incorporation of the Company. (1)

3.1(a)	Certificate of Amendment of Restated Certificate of Incorporation of the Company. (2)

3.2	Amended and Restated By-Laws of the Company. (1)

4.1 4.3	Specimen of Common Stock Certificate. (1) Description of Securities. (14)

Exhibit No.	Description of Exhibit

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

10.4	Second Amended and Restated Pledge and Security Agreement, dated November 15, 2017, by and between Wayside Technology Group, Inc., as Grantor, and Citibank, N.A., as Secured Party. (7)

10.5	Code of Ethics and Business Conduct. (8)

10.6	Employment agreement dated January 15, 2020 between the Company and Dale Foster. (11)

10.7	Employment agreement dated January 2, 2018 between the Company and Charles Bass. (9)

10.10	Form of Officer and Director Indemnification Agreement. (10)

10.11	2012 Stock-Based Compensation Plan. (6)

10.13	Employment Agreement, dated January 12, 2006, between the Company and Simon F. Nynens. (4)

10.14	Offer Letter, dated January 6, 2003, from the Company to Vito Legrottaglie. (5)

10.28	Form of Non-Qualified Stock Option Agreement. (3)

21.1	Subsidiaries of the Registrant. (14)

23.1	Consent of BDO USA, LLP. (14)

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Dale Foster, the Chief Executive Officer of the Company. (14)

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Michael Vesey, the Vice President and Chief Financial Officer of the Company. (14)

31.3	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Kevin T. Scull, the Vice President and Chief Accounting Officer of the Company. (14)
32.1

Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Dale Foster, the Chief Executive Officer of the Company. (13)

32.2

Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Michael Vesey, the Vice President and Chief Financial Officer of the Company. (13)

Exhibit No.	Description of Exhibit

32.3

Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Kevin T. Scull, the Vice President and Chief Accounting Officer of the Company. (13)

99.1	Insider Trading Policy. (12)

101

The following financial information from Wayside Technology Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 4, 2020, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Earnings, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statements.

(1)

Incorporated by reference to the exhibits of the same number to the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-92810) filed on May 30, 1995, July 7, 1995 and July 18, 1995.

(2)	Incorporated by reference to the exhibits of the same number to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 3, 2006.

(3)	Incorporated by reference to exhibits of the same number filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008.

(4)	Incorporated by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed on May 12, 2006.

(5)	Incorporated by reference to exhibits of the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed on May 15, 2007.

(6)	Incorporated by reference to Exhibit A of the Registrant’s Definitive Annual Meeting Proxy Statement filed on April 24, 2012.

(7)	Incorporated by reference to the Registrant’s Form 8-K filed on November 20, 2017.

(8)	Incorporated by reference to the Registrant’s Form 8-K filed on December 8, 2017.

(9)	Incorporated by reference to exhibits of the same number filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 15, 2018.

(10)	Incorporated by reference to exhibits of the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the Period Ended March 31, 2017 filed May 5, 2017.

(11)	Incorporated by reference to the Registrant’s Form 8-K filed on January 21, 2020.

(12)	Incorporated by reference to exhibits of the same number filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 18, 2019.

(13)	Furnished herewith.

(14)	Filed herewith.

(b)	The exhibits required by Item 601 of Regulation S-K are reflected above in Section (a) 3. of this Item.

(c)	The financial statement schedule is included as reflected in Section (a) 2. of this Item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Eatontown, New Jersey, on March 4, 2020.

WAYSIDE TECHNOLOGY GROUP, INC.

By:	/s/ Dale Foster
Dale Foster, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dale Foster	Chief Executive Officer and Director	March 4, 2020
Dale Foster	(Principal Executive Officer)

/s/ Michael Vesey	Vice President and	March 4, 2020
Michael Vesey	Chief Financial Officer
(Principal Financial Officer)

/s/ Kevin Scull	Vice President and	March 4, 2020
Kevin T. Scull	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Jeffrey Geygan	Chairman of the Board of Directors	March 4, 2020
Jeffrey R. Geygan

/s/ Diana Kurty	Director	March 4, 2020
Diana Kurty

/s/ Mike Faith	Director	March 4, 2020
Mike Faith

/s/ John McCarthy	Director	March 4, 2020
John McCarthy

/s/ Andrew Bryant	Director	March 4, 2020
Andrew Bryant

/s/ Ross Crane	Director	March 4, 2020
Ross Crane

Items 8 and 15(a)

Wayside Technology Group, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Wayside Technology Group, Inc. and Subsidiaries

Eatontown, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Wayside Technology Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, effective on January 1, 2019, the Company changed its method of accounting for leases due to the adoption of Accounting Standards Codification Topic 842, Leases.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 4, 2020

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$14,984	$14,883
Accounts receivable, net of allowances of $765 and $785, respectively	100,987	81,351
Inventory, net	2,760	1,473
Vendor prepayments	100	3,172
Prepaid expenses and other current assets	2,718	1,988
Total current assets	121,549	102,867

Equipment and leasehold improvements, net	1,215	1,588
Right-of-use assets, net	1,792	—
Accounts receivable-long-term, net	1,358	3,156
Other assets	111	215
Deferred income taxes	256	145
Total assets	$126,281	$107,971
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$78,364	$66,653
Lease liability, current portion	383	—
Total current liabilities	78,747	66,653

Lease liability, net of current portion	2,189	—
Non-current liabilities	89	745
Total liabilities	81,025	67,398

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 5,284,500 shares issued: 4,505,693 and 4,496,494 shares outstanding, respectively	53	53
Additional paid-in capital	32,874	32,392
Treasury stock, at cost, 778,807 and 788,006 shares, respectively	(13,256)	(13,447)
Retained earnings	26,715	22,994
Accumulated other comprehensive loss	(1,130)	(1,419)
Total stockholders’ equity	45,256	40,573
Total liabilities and stockholders' equity	$126,281	$107,971

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Statements of Earnings

(Amounts in thousands, except per share amounts)

	Year ended December 31,
	2019	2018

Net sales	$208,759	$181,444

Cost of sales	178,792	154,524

Gross profit	29,967	26,920

Selling, general, and administrative expenses	21,401	20,319

Separation expenses	100	2,446

Income from operations	8,466	4,155

Other income:

Interest, net	500	907

Foreign currency transaction gain	82	55

Income before provision for income taxes	9,048	5,117

Provision for income taxes	2,261	1,579

Net income	$6,787	$3,538

Income per common share-Basic	$1.51	$0.78

Income per common share-Diluted	$1.51	$0.78

Weighted average common shares outstanding — Basic	4,421	4,358

Weighted average common shares outstanding — Diluted	4,421	4,358

Dividends paid per common share	$0.68	$0.68

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	Year ended
	December 31,
	2019	2018

Net income	$6,787	$3,538

Other comprehensive income (loss):
Foreign currency translation adjustments	289	(506)
Other comprehensive income (loss)	289	(506)

Comprehensive income	$7,076	$3,032

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	(Loss) Income	Total
Balance at January 1, 2018	5,284,500	53	31,257	829,671	(14,207)	22,522	(913)	38,712
Net income	—	—	—	—	—	3,538	—	3,538
Translation adjustment	—	—	—	—	—	—	(506)	(506)
Dividends paid	—	—	—	—	—	(3,066)	—	(3,066)
Share-based compensation expense	—	—	2,769	—	—	—	—	2,769
Restricted stock grants (net of forfeitures)	—	—	(1,634)	(115,824)	1,799	—	—	165
Treasury shares repurchased	—	—	—	74,159	(1,039)	—	—	(1,039)
Balance at December 31, 2018	5,284,500	53	32,392	788,006	(13,447)	22,994	(1,419)	40,573
Net income	—	—	—	—	—	6,787	—	6,787
Translation adjustment	—	—	—	—	—	—	289	289
Dividends paid	—	—	—	—	—	(3,066)	—	(3,066)
Share-based compensation expense	—	—	759	—	—	—	—	759
Restricted stock grants (net of forfeitures)	—	—	(277)	(16,375)	277	—	—	—
Treasury shares repurchased	—	—	—	7,176	(86)	—	—	(86)
Balance at December 31, 2019	5,284,500	$53	$32,874	778,807	$(13,256)	$26,715	$(1,130)	$45,256

The accompanying notes are an integral part of the consolidated financial statements

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year ended December 31,
	2019	2018
Cash flows from operating activities
Net income	$6,787	$3,538
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization expense	488	482
Benefit from doubtful accounts receivable	—	(75)
Deferred income tax benefit	(111)	(7)
Share-based compensation expense	759	2,769
Loss on disposal of fixed assets	3	17
Amortization of discount on accounts receivable	(457)	(869)
Amortization of right-of-use assets	370	—
Changes in operating assets and liabilities:
Accounts receivable	(17,134)	1,538
Inventory	(1,284)	1,312
Prepaid expenses and other current assets	(724)	(280)
Vendor prepayments	3,072	3,665
Accounts payable and accrued expenses	11,636	1,841
Lease liability, net	(336)
Other assets and liabilities	180	(30)
Net cash and cash equivalents provided by operating activities	3,249	13,901

Cash flows from investing activities
Purchase of equipment and leasehold improvements	(106)	(266)
Net cash and cash equivalents used in investing activities	(106)	(266)

Cash flows from financing activities
Purchase of treasury stock	(86)	(1,039)
Borrowings under revolving credit facility	—	10,000
Repayments of borrowings under revolving credit facility	—	(10,000)
Dividends paid	(3,066)	(3,066)
Net cash and cash equivalents used in financing activities	(3,152)	(4,105)

Effect of foreign exchange rate on cash and cash equivalents	110	(177)

Net increase in cash and cash equivalents	101	9,353
Cash and cash equivalents at beginning of period	14,883	5,530
Cash and cash equivalents at end of period	$14,984	$14,883

Supplementary disclosure of cash flow information:
Income taxes paid	$2,394	$2,338

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

Note 1.    Description of Business

Wayside Technology Group, Inc. and Subsidiaries (the “Company”), was incorporated in Delaware in 1982.  The Company distributes technology products developed by others to resellers who in turn sell to end customers worldwide. The Company also resells computer software and hardware developed by others and provides technical services directly to customers in the United States of America (“USA”) and Canada. The Company also operates a sales branch in Europe to serve our customers in this region of the world. The Company offers an extensive line of products from leading software vendors and tools for virtualization/cloud computing, security, networking, storage & infrastructure management, application lifecycle management and other technically sophisticated domains as well as computer hardware.

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	Year ended December 31,
	2019	2018
Numerator:
Net income	$6,787	$3,538

Less distributed and undistributed income allocated to participating securities	130	118

Net income attributable to common shareholders	6,657	3,420

Denominator:
Weighted average common shares (Basic)	4,421	4,358

Weighted average common shares including assumed conversions (Diluted)	4,421	4,358

Basic net income per share	$1.51	$0.78
Diluted net income per share	$1.51	$0.78

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

Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 2019 and 2018, because of the relative short maturity of these instruments. The Company’s accounts receivable-long-term is discounted to their present value at prevailing market rates at the time of sale which, approximates fair value as of December 31, 2019 and 2018.

Inventory

Inventory, consisting primarily of finished products held for resale, is stated at the lower of cost or net realizable value.

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

Determination of the transaction price —The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods or services to the customer, net of sales taxes collected from customers, which are subsequently remitted to governmental entities. Net sales are recorded net of estimated discounts, rebates, and returns. Vendor rebates are recorded when earned as a reduction to cost of sales or inventory, as applicable.

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

Freight

The Company records freight billed to its customer as net sales and the related freight costs as cost of sales when the underlying product revenue is recognized. The Company does not consider shipping to be a separate performance obligation.

Stock-Based Compensation

The Company has stockholder-approved stock incentive plans for employees and directors. Stock-based compensation is recognized based on the grant date fair value and is recognized as expense on a straight-line basis over the requisite service period.

Treasury Stock

Treasury stock is accounted for at cost. Shares repurchased by the Company are held in treasury for general corporate purposes, including issuances under equity incentive plans. The reissuance of shares from treasury stock is based on the weighted average purchase price of the shares.

Separation Expenses

Separation expenses during the year ended December 31, 2019 consist of expenses related to cash payments made to the Company’s former President, Chief Executive Officer and member of the Board pursuant to a separation agreement dated May 24, 2019. Separation expenses during the year ended December 31, 2018 consist of accelerated vesting of restricted stock and other cash payments made to the Company’s former Chairman of the Board, President and Chief Executive Officer pursuant to a separation agreement dated May 11, 2018. See Note 14 for additional details.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases” ("ASU 2016-02"). ASU 2016-02 supersedes the lease guidance under FASB ASC Topic 840, Leases, resulting in the creation of FASB ASC Topic 842, Leases. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term from operating leases. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors were originally required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, FASB issued ASU 2018-11, Targeted Improvements. This update still requires modified retrospective transition; however, it adds the option to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment in the current period instead of at the beginning of the earliest period presented. Under this option, comparative periods presented in the financial statements in which the new lease standard is adopted will continue to be presented in accordance with prior guidance.

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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)” ("ASU 2016-13"). ASU 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. In November 2019, FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).”  This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is planning to adopt this standard in the first quarter of fiscal 2023.The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-13 on its Consolidated Financial Statements, particularly its recognition of allowances for accounts receivable.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation — Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), which aligns the measurement and classification guidance for share-based payments to nonemployees with that for employees, with certain exceptions. It expands the scope of ASC 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in the entity’s own operations and supersedes the guidance in ASC 505-50. The ASU retains the existing cost attribution guidance, which requires entities to recognize compensation cost for nonemployee awards in the same period and in the same manner (i.e., capitalize or expense) they would if they paid cash for the goods or services, but it moves the guidance to ASC 718. The new standard became effective for the Company beginning with the first quarter of 2019. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In July 2018, the FASB issued ASU 2018-09 – Codification Improvements, which facilitates amendments to a variety of topics to clarify, correct errors in, or make minor improvements to the accounting standards codification. The effective date of the standard is dependent on the facts and circumstances of each amendment. Some amendments do not require transition guidance and will be effective upon the issuance of this standard. A majority of the amendments in this standard became effective for the Company beginning with the first quarter of 2019. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12,  “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” as part of its initiative to reduce complexity in the accounting standards. The standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have upon its financial position and results of operations, if any.

3.  Revenue Recognition

We generate revenue from the re-sale of third-party software licenses, subscriptions, hardware, and related service contracts. Finance fees related to sales are classified as interest income. The following table depicts the disaggregation of revenue according to revenue type and is consistent with how we evaluate our financial performance:

Net sales:	Year ended December 31,
	2019	2018
Hardware, software and other products	$189,335	$164,870
Software - security & highly interdependent with support	7,186	6,527
Maintenance, support & other services	12,238	10,047
Net sales	$208,759	$181,444

See Note 12 for disaggregation of revenue by segment and geography.

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

Software maintenance and support, commonly known as software assurance or post contract support, consists of software updates and technical support provided by the software vendor to the licensor over a period. In cases where the software maintenance is distinct from the related software license, software maintenance is accounted for as a separate performance obligation. In cases where the software maintenance is not distinct from the related software license, it is accounted for as a single performance obligation with the related license. We utilize judgement in determining whether the maintenance is distinct from the software itself. This involves considering if the software provides its original intended functionality without the updates, or is dependent on frequent, or continuous updates to maintain its functionality. See Allocation of the transaction price to the performance obligations in the contract in Note 2 for a discussion of the allocation of maintenance and support costs when they are distinct from the related software licenses and Software - security and highly interdependent with support below for a discussion of maintenance and support costs when they are not distinct from the related software license.

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

Contract balances - Accounts receivable is recorded at the invoiced amount, net of an allowance for doubtful accounts. A receivable is recognized in the period we deliver goods or provide services or when our right to consideration is unconditional. Payment terms on invoiced amounts are typically 30-75 days. The balance of accounts receivable, net of allowance for doubtful accounts as of December 31, 2019 and 2018 is presented in the accompanying Consolidated Balance Sheets. Accounts receivable-long-term result from product sales with extended payment terms that are discounted to their present values at the Company’s estimates of prevailing market rates at the time of the sale. The Company has determined that these amounts do not represent variable consideration as the amount earned is fixed. In subsequent periods, the accounts receivable is increased to the amounts due and payable by the customers through the accretion of interest income on the unpaid accounts receivable due in future years. The amounts due under these long-term accounts receivable due within one year are reclassified to the current portion of accounts receivable and are shown net of reserves. As our revenues are generally recognized at a point in time in the same period as they are billed, we have no deferred revenue balances. Provisions for doubtful accounts including long-term accounts receivable and returns are estimated based on historical write offs, sales returns and credit memo analysis which are adjusted to actual on a periodic basis.

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

4.  Right-of-use Asset and Lease Liability

The Company has entered into operating leases for office and warehouse facilities, which have terms at lease commencement that range from 3 years to 11 years. The Company determines if an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets and lease expense for these leases is recognized on a straight-line basis over the lease term.

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date of the lease based on the present value of the lease payments over the lease term. As our leases do not provide a readily determinable implicit rate, we use an incremental borrowing rate based on the information available at commencement date, including lease term, in determining the present value of future payments. The operating lease asset also includes any lease payments made and excludes lease incentives. Operating lease expense is recognized on a straight-line basis over the lease term and included in selling, general and administrative expenses.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

Year ended
December 31,
2019
Cash paid for operating lease liabilities	$460
Right-of-use assets obtained in exchange for new operating lease obligations (1)	$2,163
Weighted-average remaining lease term	7.2 years
Weighted-average discount rate	3.4%

(1)	Represents operating leases existing on January 1, 2019 and recognized as part of the Company’s adoption of ASU 2016-02. No new operating leases commenced during the year ended December 31, 2019.

Maturities of lease liabilities as of December 31, 2019 were as follows:

2020	$438
2021	405
2022	414
2023	463
2024	473
Thereafter	1,100
3,293
Less: imputed interest	(721)
Total lease liabilities	$2,572

Lease liabilities, current portion	383
Lease liabilities, net of current portion	2,189
Total lease liabilities	$2,572

5.  Balance Sheet Detail

Equipment and leasehold improvements, net consist of the following:

	December 31,	December 31,
	2019	2018
Equipment	$2,230	$2,146
Leasehold improvements	1,289	1,332
	3,519	3,478
Less accumulated depreciation and amortization	(2,304)	(1,890)
	$1,215	$1,588

Depreciation expense relating to equipment and leasehold improvements, net was $0.5 million during the years ended December 31, 2019 and 2018, respectively.

Accounts receivable – long term, net consist of the following:

	December 31,	December 31,
	2019	2018
Total amount due from customer	$5,656	$11,169
Less: unamortized discount	(194)	(391)
Less: current portion included in accounts receivable	(4,104)	(7,622)
	$1,358	$3,156

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2019	2018
Trade accounts payable	$73,310	$62,751
Accrued expenses	5,054	3,902
	$78,364	$66,653

Accumulated other comprehensive loss consists of the following:

	December 31,	December 31,
	2019	2018
Foreign currency translation adjustments	$(1,130)	$(1,419)
	$(1,130)	$(1,419)

6.  Income Taxes

Deferred tax attributes resulting from differences between the tax basis of assets and liabilities and the reported amounts in the consolidated balance sheet are as follows:

	December 31,	December 31,
	2019	2018
Deferred tax assets:
Accruals and reserves	$383	$331
Deferred rent credit	139	151
Total deferred tax assets	522	482
Deferred tax liabilities:
Depreciation and amortization	(266)	(337)
Total deferred tax liabilities	(266)	(337)
Net deferred tax asset	$256	$145

The provision for income taxes is as follows:

	Year ended December 31,
	2019	2018
Current:
Federal	$1,740	$967
State	412	327
Foreign	220	292
	2,372	1,586
Deferred:
Federal	(120)	(11)
State	9	4
	(111)	(7)
	$2,261	$1,579
Effective Tax Rate	25.0%	30.9%

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

The reasons for the difference between total tax expense and the amount computed by applying the U.S. statutory federal income tax rate to income before income taxes are as follows:

	Year ended December 31,
	2019	2018
Statutory rate applied to pretax income	$1,900	$1,075
Section 162(m) and other permanent items	27	203
Potential state tax obligations, net of federal tax benefit	—	158
State income taxes, net of federal income tax benefit	269	99
Foreign income taxes over U.S. statutory rate	28	50
Other items	37	(6)
Income tax expense	$2,261	$1,579

The Company receives a tax deduction from the income realized by employees on the exercise of certain non-qualified stock options and restricted stock awards for which the tax effect of the difference between the book and tax deduction is recognized as a component of current income tax. Included in the table above is the net effect of the global intangible low-taxed income (“GILTI”) inclusion for the years ended December 31, 2019 and 2018 of $0.1 million, respectively, which is fully offset by a foreign tax credit.

The Company has analyzed filing positions in all the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal consolidated tax return, its state tax return in New Jersey and its Canadian tax return as major tax jurisdictions. As of December 31, 2019, the Company’s 2016 through 2018 Federal tax returns remain open for examination. The Company’s New Jersey and Canadian tax returns are open for examination for the years 2015 through 2018. As of December 31, 2018, the Company recorded an accrual of $0.6 million, net of federal tax benefit, for potential liabilities for state income taxes in states which have enacted economic nexus statutes and the Company has not filed income tax returns. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that it has appropriate support for the income tax positions it takes and expects to take on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including experience and interpretations of tax law applied to the facts of each matter.

For financial reporting purposes, income before income taxes includes the following components:

	Year ended December 31,
	2019	2018
United States	$8,155	$3,960
Foreign	893	1,157
	$9,048	$5,117

The following table summarizes the activity related to the Company’s unrecognized tax benefits as of December 31, 2019 and 2018:

	2019	2018
Balance as of January 1	$541	$443
Additions related to prior period tax positions	-	200
Reductions related to settlements with tax authorities	(492)	(102)
Balance as of December 31	$49	$541

All of the unrecognized income tax benefits at December 31, 2019 and 2018 would have affected the Company’s effective income tax rate if recognized. The Company believes that it is reasonably possible that a significant decrease in the total amount of unrecognized income tax benefits related to state exposures may be necessary within the next twelve months.

During the years ended December 31, 2019 and 2018, the Company incurred interest and penalties of less than $0.1 million, respectively, related to these uncertain tax benefits.

7.  Credit Facility

On November 15, 2017, the Company entered into a $20,000,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Second Amended and Restated Revolving Credit Loan Agreement (the “Loan Agreement”), Second Amended and Restated Revolving Credit Loan Note (the “Note”), Second Amended and Restated Security Agreement (the “Security Agreement”) and Second Amended and Restated Pledge and Security Agreement (the “Pledge Agreement”). The Credit Facility, which will be used for working capital and general corporate purposes, matures on August 31, 2020, at which time the Company must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any, fees, costs and expenses. In addition, the Company will pay regular monthly payments of all accrued and unpaid interest. The interest rate for any borrowings under the Credit Facility is subject to change from time to time based on the changes in the LIBOR Rate, as defined in the Loan Agreement (the

“Index”). The Index was 3.04% at December 31, 2019. Interest on the unpaid principal balance of the Note will be calculated using a rate of 1.50 percentage points over the Index. If the Index becomes unavailable during the term of the Credit Facility, interest will be based upon the Prime Rate (as defined in the Loan Agreement) after notifying the Company. The Credit Facility is secured by the assets of the Company.

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

At December 31, 2019 and 2018, the Company had no borrowings outstanding under the Credit Facility.  The Company incurred $0.1 million and $0.1 million of interest expense, related to the Credit Facility during the years ended December 31, 2019 and 2018, respectively.

8.  Stockholders’ Equity and Stock-Based Compensation

At the annual stockholder’s meeting held on June 6, 2012, the Company’s stockholders approved the 2012 Stock-Based Compensation Plan (the “2012 Plan”). The 2012 Plan authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2012 Plan was 600,000, which was increased to 1,000,000 shares by shareholder approval at the Company’s 2018 Annual Meeting in June 2018.  As of December 31, 2019, the number of shares of Common Stock available for future award grants to employees, officers and directors under the 2012 Plan is 513,647.

During the year ended December 31, 2019, the Company granted a total of 32,905 shares of Restricted Stock to officers, directors and employees. These shares of Restricted Stock vest immediately or over time in up to sixteen equal quarterly installments. During the year ended December 31, 2019,  16,530 shares of Restricted Stock were forfeited as a result of officers, directors and employees terminating employment with the Company.

During the year ended December 31, 2018, the Company granted a total of 123,000 shares of Restricted Stock to officers, directors and employees. These shares of Restricted Stock vest immediately or over time in up to twenty equal quarterly installments. During the year ended December 31, 2018, 7,176 shares of Restricted Stock were forfeited as a result of directors and employees terminating employment with the Company.

There was no options activity during the year ended December 31, 2019 and 2018 and there were no options outstanding or exercisable at December 31, 2019 and 2018, respectively, under the Company’s 2012 Plan.

Under the various plans, options that are cancelled can be reissued. At December 31, 2019,  no cancelled options were reserved for future reissuance.

A summary of nonvested shares of Restricted Stock awards outstanding under the Company’s 2012 Plan as of December 31, 2019, and 2018 and changes during the years ended December 31, 2019 and 2018 is as follows:

		Weighted
		Average Grant
		Date
	Shares	Fair Value
Nonvested shares at January 1, 2018	161,818	$17.26
Granted in 2018	123,000	14.97
Vested in 2018	(180,898)	16.62
Forfeited in 2018	(7,176)	15.44
Nonvested shares at December 31, 2018	96,744	$15.67
Granted in 2019	32,905	11.97
Vested in 2019	(49,197)	14.53
Forfeited in 2019	(16,530)	14.52
Nonvested shares at December 31, 2019	63,922	$14.94

As of December 31, 2019, there was approximately $0.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.2 years.

For the years ended December 31, 2019 and 2018, the Company recognized share-based compensation cost of approximately $0.8 million and $2.8 million, respectively. During the year ended December 31, 2018, $1.7 million of stock compensation expense related to the accelerated vesting of shares upon resignation of the Company’s former Chief Executive Officer, was included in separation expense in the accompanying Consolidated Statements of Earnings. All other share-based compensation is included in selling, general and administrative expenses. The Company does not capitalize any share-based compensation cost.

9.  Defined Contribution Plan

The Company maintains a defined contribution plan covering substantially all domestic employees. Participating employees may make contributions to the plan, through payroll deductions. Matching contributions are made by the Company equal to 50% of the employee’s contribution to the extent such employee contribution did not exceed 6% of their compensation. During the years ended December 31, 2019 and 2018, the Company expensed approximately $0.3 million, respectively, related to this plan.

10.  Commitments and Contingencies

Leases

Operating leases primarily relate to the lease of the space used for our operations in Eatontown, New Jersey; Mesa, Arizona; Oakville, Canada; and Amsterdam, Netherlands. Future minimum rental commitments under non-cancellable operating leases as of December 31, 2018 are as follows:

2019	$484
2020	438
2021	405
2022	414
2023	463
Thereafter	1,572
$3,776

Rent expense for the years ended December 31, 2019 and 2018 was approximately $483 thousand and $496 thousand, respectively.

Employment Agreements

The Company has entered into employment agreements with five of its executive officers. If the Company terminates their respective employment for any reason other than for cause, these executive officers are entitled to severance payments ranging from six to twelve months at each executive officer’s then applicable base salary. Certain of these executive officers are entitled to additional severance payments if the Company terminates their respective employment for any reason other than for cause during the term of their employment and on or within twelve months following a change in control.

Other

As of December 31, 2019, the Company has no standby letters of credit, has no standby repurchase obligations or other commercial commitments. The Company has a line of credit see Note 7 (Credit Facility). Other than employment arrangements,  other management compensation arrangements and related party transactions as disclosed in Note 11, the Company is not engaged in any other transactions with related parties.

11.  Related Party Transactions

The Company made sales to a customer where a member of our Board of Directors is an executive. During the years ended December 31, 2019 and 2018, net sales to this customer totaled $0.1 million, respectively, and amounts due from this customer as of December 31, 2019 and 2018 totaled $0.1 million, respectively, which were settled in cash subsequent to each year end.

12.  Industry, Segment and Geographic Financial Information

The Company distributes software developed by others through resellers indirectly to customers worldwide.  We also resell computer software and hardware developed by others and provide technical services directly to customers in the USA and Canada. We also operate a sales branch in Europe to serve our customers in this region of the world.

Geographic revenue and identifiable assets related to operations as of and for the years ended December 31, 2019 and 2018 were as follows. Revenue is allocated to a geographic area based on the location of the sale, which is generally the customer’s country of domicile. No one country other than the USA represents more than 10% of net sales for 2019 or 2018.

	2019	2018
Net sales to Unaffiliated Customers:
USA	$186,488	$159,275
Canada	11,751	12,036
Rest of the world	10,520	10,133
Total	$208,759	$181,444

	2019	2018
Identifiable Assets by Geographic Areas at December 31,
USA and rest of the world	$117,913	$100,762
Canada	8,368	7,209
Total	$126,281	$107,971

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

	Year ended December 31,
	2019	2018
Revenue:
Lifeboat Distribution	$193,558	$163,564
TechXtend	15,201	17,880
	208,759	181,444
Gross Profit:
Lifeboat Distribution	$26,773	$23,441
TechXtend	3,194	3,479
	29,967	26,920
Direct Costs:
Lifeboat Distribution	$10,104	$8,920
TechXtend	1,526	1,707
	11,630	10,627
Segment Income Before Taxes: (1)
Lifeboat Distribution	$16,669	$14,521
TechXtend	1,668	1,772
Segment Income Before Taxes	18,337	16,293

General and administrative	$9,771	$9,692
Separation expenses	100	2,446
Interest, net	500	907
Foreign currency transaction gain	82	55
Income before taxes	$9,048	$5,117

(1) Excludes general corporate expenses including separation, interest, and foreign currency transaction expenses.

	December 31,
Selected Assets by Segment:	2019	2018

Lifeboat Distribution	$99,602	$77,610
TechXtend	5,603	11,542
Segment Select Assets	105,205	89,152
Corporate Assets	21,076	18,819
Total Assets	$126,281	$107,971

Disaggregation of Revenue:	Year ended December 31,
	2019	2018
Lifeboat Distribution

Hardware, software and other products	$175,771	$148,570
Software - security & highly interdependent with support	6,898	6,087
Maintenance, support & other services	10,889	8,907
Net Sales	$193,558	$163,564

TechXtend

Hardware, software and other products	$13,564	$16,300
Software - security & highly interdependent with support	288	440
Maintenance, support & other services	1,349	1,140
Net Sales	$15,201	$17,880

The Company had two customers that each accounted for more than 10% of total consolidated net sales for the year ended December 31, 2019. For the year ended December 31, 2019, CDW Corporation (“CDW”) and Software House International Corporation (“SHI”), accounted for 26%, and 16%, respectively, of consolidated net sales and as of December 31, 2019,  43% and 12%, respectively, of total net accounts receivable. For the year ended December 31, 2019, Sophos and SolarWinds accounted for 22% and 17%, respectively of our consolidated purchases.

For the year ended December 31, 2018, CDW and SHI accounted for 26%, and 17%, respectively, of consolidated net sales and as of December 31, 2018, 36% and 15%, respectively, of total net accounts receivable. For the year ended December 31, 2018, Sophos and SolarWinds accounted for 24% and 15%, respectively of our consolidated purchases.

Our top five customers accounted for 56% and 55% of consolidated net sales for the years ended December 31, 2019 and 2018, respectively.

13.  Quarterly Results of Operations (Unaudited)

The following table presents summarized quarterly results for 2019:

	First	Second	Third	Fourth
Net sales	$44,858	$50,676	$52,363	$60,862
Gross profit	7,234	7,819	7,055	7,859
Net income	1,463	1,857	1,445	2,022

Basic net income per common share	$0.32	$0.42	$0.32	$0.45
Diluted net income per common share	$0.32	$0.42	$0.32	$0.45

The following table presents summarized quarterly results for 2018:

	First	Second	Third	Fourth
Net sales	$40,552	$43,914	$47,923	$49,055
Gross profit	6,894	6,498	6,303	7,225
Net income (loss)	1,598	(1,117)	1,318	1,739

Basic net income (loss) per common share	$0.36	$(0.25)	$0.29	$0.39
Diluted net income (loss) per common share	$0.36	$(0.25)	$0.29	$0.39

14.  Separation Charges

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

There was no expense recorded during the year ended December 31, 2019 related to the 2018 Separation Agreement. The Company recorded separation expenses of $2.4 million during the year ended December 31, 2018 relating to the 2018 Separation Agreement, consisting of $1.7 million for accelerated vesting of restricted stock grants and $0.7 million for other cash payments made over the subsequent twelve months.

On May 24, 2019, the Company entered into a Separation and Release Agreement (“2019 Separation Agreement”) with its former President, Chief Executive Officer and member of the Board upon his resignation from the Company effective June 6, 2019. The 2019 Separation Agreement supersedes and replaces the Employment Agreement, dated October 5, 2018, between the former President, Chief Executive Officer and member of the Board and the Company. The former President, Chief Executive Officer and member of the Board was entitled to receive a one-time cash payment of $0.1 million, payable in six equal monthly installments, all of which have been paid through December 31, 2019.

The Company recorded separation expenses of $0.1 million during the year ended December 31, 2019 relating to the 2019 Separation Agreement for the cash payments to be made over the subsequent six months. There was no expense recorded during the year ended December 31, 2018 related to the 2019 Separation Agreement.

15.  Subsequent Events

Shareholder Demand Letter

By letter dated January 22, 2020, a shareholder of the Company demanded that the Board of Directors investigate and bring an action against the Company’s former Chairman, President and Chief Executive Officer, Simon Nynens, for his breaches of certain restrictive covenants contained in the separation agreement he entered into with the Company on or about May 11, 2018. Following receipt of the shareholder demand, the Company filed a lawsuit against Mr. Nynens, Shepherd Kaplan Krochuk, LLC (“SKK”), and North & Webster SSG, LLC (“N&W,” and together with SKK, the “N&W Group”) on February 14, 2020, in the Superior Court of New Jersey Monmouth County. The Company’s complaint asserts claims against Mr. Nynens for his breaches of his separation agreement with the Company and claims for tortious interference against the N&W Group for inducing Mr. Nynens to commit those breaches.  In connection with its claims, the Company seeks monetary damages, injunctive relief, and a declaratory judgment against Mr. Nynens and the N&W Group.  The litigation is in its early stages.

Previously, the Company had received unsolicited acquisition proposals from the N&W Group to acquire all of the outstanding shares of common stock of the Company. The Company received the most recent unsolicited acquisition proposal from the N&W Group on December 10, 2019, and that proposal expired on its own terms on December 16, 2019. Prior to that, Mr. Nynens entered into an agreement with the N&W Group on November 27, 2019, granting SKK an irrevocable proxy to vote his shares of our common stock in favor of any acquisition proposal by SKK, against any third-party acquisition, and as directed by SKK with respect to the election of directors nominated by persons other than the Company. On December 20, 2019, Mr. Nynens nominated four individuals for election to our Board of Directors at the 2020 annual meeting of stockholders.

The Company and its Board of Directors have hired financial advisors and legal counsel to advise on resolution of the matters. The ultimate outcome of these matters and related costs cannot be determined at this time, and accordingly no provision has been recorded for estimated expenses to resolve the matter.

Wayside Technology Group, Inc. and Subsidiaries

Schedule II--Valuation and Qualifying Accounts

(Amounts in thousands)

		Charged to
	Beginning	Cost and		Ending
Description	Balance	Expense	Deductions	Balance
Year ended December 31, 2018
Allowances for accounts receivable	$862	$(75)	$2	$785
Year ended December 31, 2019
Allowances for accounts receivable	$785	$—	$20	$765