Form 10-K/A
period 2019-12-31
Wayside Technology Group, Inc.
filed 2020-04-29
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

⌧           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2019

OR

◻           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ◻ No  ⌧

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ⌧ No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ◻ No ⌧

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

EXPLANATORY NOTE

On March 4, 2020, Wayside Technology Group, Inc. (“Wayside”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Original Form 10-K”). Wayside is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) because it will not file its definitive proxy statement within 120 days after the end of its fiscal year ended December 31, 2019. This Form 10-K/A amends and restates in its entirety Part III, Items 10 through 14 of the Original Form 10-K, to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. The reference on the cover page of the Original Form 10-K to the incorporation by reference of portions of Wayside’s definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. In this Form 10-K/A, unless the context indicates otherwise, the designations “Wayside”, the “Company,” “we,” “our” or “us” refer to Wayside Technology Group, Inc. and its Subsidiaries.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by Wayside’s principal executive officer and principal financial officer pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Form 10-K/A. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor, except as otherwise indicated, does it reflect events occurring after the date of the Original Form 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and our other filings with the U.S. Securities and Exchange Commission (the “SEC”).

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

Set forth below is certain information, as of April 29, 2020, with respect to each of our directors and one nominee for election at our 2020 Annual Meeting of Stockholders:

Name	Age	Principal Occupation and Experience, Qualifications, Attributes or Skills	Director Since

Diana Kurty	66

Ms. Kurty has served as a director of the Company since December 2015. Ms. Kurty has served as  a principal with Lumina Partners, which provides business consulting, transaction advisory, valuation and other services primarily to small businesses in Western New York,  since 2004. She brings three decades of broad-based leadership in strategy and management, finance, operations, controls, treasury, investment management, mergers and acquisitions, human resources and facilities management. Ms. Kurty is a C.P.A. and previously held the positions of Vice President of Finance of Sutherland Global Services, Chief Financial Officer of IEC Electronics, Vice President and Corporate Controller of Goulds Pumps, as well as Senior Audit Manager at PricewaterhouseCoopers. Ms. Kurty is also currently a member of the Board of Trustees and Chair of the Audit Committee of the University of Rochester Medical Center, the largest employer in the Rochester area. She also currently serves as a member of the Board of Trustees and Chair of the Audit Committee of UR Medicine Home Care (VNS), a home health agency. The Board believes that Ms. Kurty’s qualifications to serve on the Board include her wealth of accounting and financial knowledge, as well as her public company and industry-specific experience.

			December 2015

Jeffrey Geygan	58

Mr. Geygan has served as a director of the Company since February 2018, and as Board Chair since May 2018. Mr. Geygan has served as the President and Chief Executive Officer of GVIC, an investment research and advisory services firm, since he founded it in 2007. Prior to founding GVIC, Mr. Geygan served as a Senior Portfolio Manager at UBS Financial Services. Mr. Geygan has taught undergraduate and graduate-level courses at IE University in Madrid, Spain, the University of Wisconsin – Milwaukee Lubar School of Business, and the College of Charleston. He serves on the Advisory Board of the University of Wisconsin – Madison Department of Economics. The Board believes that his qualifications to serve on the Board and as Board Chair include his years of experience in the finance industry.

			February 2018

John McCarthy	56

Mr. McCarthy has served as a director of the Company since June 2019. On May 30, 2019, the Board of the Company appointed Mr. McCarthy as a director of the Company upon the recommendation of the Nominating and Corporate Governance Committee. He was recommended to the Nominating and Corporate Governance Committee by an employee of the Company. Mr. McCarthy is President and Chief Executive Officer of Mainline Information Systems, a nationally recognized technology solution provider he joined in April 2009. Mr. McCarthy previously held executive management positions with EMC, StorageApps, CNT, MCData and Virtual Iron. Mr. McCarthy  served as a member of the board of directors of Nasuni Corporation until November 2019, and currently serves as a member of the Operating Board for Stripes Group, and a member of the Board of Trustees

			June 2019

Name	Age	Principal Occupation and Experience, Qualifications, Attributes or Skills	Director Since
		for Providence College. The Board believes that Mr. McCarthy’s qualifications to serve on the Board include his substantial industry and executive leadership experience.

Andy Bryant	64

Mr. Bryant has served as a director of the Company since July 2019. On July 9, 2019, the Board of the Company appointed Mr. Bryant as a director of the Company upon the recommendation of the Nominating and Corporate Governance Committee. He was recommended to the Nominating and Corporate Governance Committee by a director of the Company. Mr. Bryant spent most of his career at Arrow Electronics, Inc. and Avnet, Inc., both Fortune 500 companies focused on supply chain services for electronic components and enterprise computing solutions globally. From April 2008 until his retirement in May 2016, Mr. Bryant held executive management positions with Arrow Electronics, Inc. Mr. Bryant was named President of the company’s Enterprise Computing Solutions business in 2008 and specified as an executive officer of the corporation. He served as the Chief Operating Officer of the company from May 2014 to May 2016. Prior to his tenure at Arrow, he served as President of Avnet’s global operating groups and as a Senior Vice President of Avnet, Inc. He was specified as a corporate officer of Avnet in 1996 and became an executive officer in 1999. Mr Bryant has been a director of Enavate Holdings, LLC, a company specializing in business consulting and industry-focused enterprise software solutions, since June 2017. The Board believes that his qualifications to serve on the Board include his years of experience in the technology distribution industry.

			July 2019

Ross Crane	57

Mr. Crane has served as a director of the Company since December 2019. On December 11, 2019, the Board of the Company appointed Mr. Crane as a director of the Company upon the recommendation of the Nominating and Corporate Governance Committee. He was recommended to the Nominating and Corporate Governance Committee by a director of the Company. From 2011 to 2019, Mr. Crane served as Executive Vice President and Chief Financial Officer for Nexeo Solutions, the third largest chemical and plastics distributor in the world with $4 billion in annual revenue. From 2008 to 2011, Crane served as Chief Financial Officer for Belkin International, a large manufacturer of consumer electronic products and accessories. He also served in a variety of senior finance and operational roles with Ingram Micro Inc. from 2005 to 2008 and Avnet Inc. from 1994 to 2005. The Board believes that his qualifications to serve on the Board include his years of extensive senior executive finance experience, as well as his public company and industry-specific experience.

			December 2019

Dale Foster	56

Mr. Foster was appointed our Chief Executive Officer and elected to our Board in January 2020. On January 15, 2020, the Board appointed Mr. Foster as a director of the Company based on the recommendation of the Nominating and Corporate Governance Committee. He previously held the positions of President of Lifeboat Distribution, Inc., a subsidiary of the Company, from July 2019 to January 2020 and Executive Vice President of the Company from January 2018 to July 2019. From November 2012 until January 2018, Mr. Foster served as Executive Vice President and General Manager of Promark Technology Inc. (“Promark”), which operated as a subsidiary of Ingram Micro Inc. From 1997 until Promark was acquired by Ingram Micro Inc. in 2012, he served as President and Chief Executive Officer of Promark, a value-added distributor with the core focus of distributing

			January 2020

Name	Age	Principal Occupation and Experience, Qualifications, Attributes or Skills	Director Since
		emerging data storage and virtualization solutions. The Board believes that his qualifications to serve on the Board include his years of experience in the technology distribution industry.

Carol DiBattiste	68

On March 16, 2020, the Board nominated Ms. DiBattiste for election to the Board based on the recommendation of the Nominating and Corporate Governance Committee. She was recommended to the Nominating and Corporate Governance Committee by an advisor to the Company. Ms. DiBattiste currently serves as the Chief Legal and Compliance Officer and Corporate Secretary at comScore, Inc. (NASDAQ:SCOR) (“comScore”), a media measurement company providing marketing data and analytics to enterprises. She joined comScore in January 2017. From May 2016 to August 2016, she served as Senior Advisor for Appeals Modernization, Office of the Secretary and from August 2016 to January 2017 she served as Executive in Charge and Vice Chairman, Board of Veterans’ Appeals, both with the U.S. Department of Veterans Affairs. From March 2013 to March 2016, Ms. DiBattiste served as Executive Vice President, Chief Legal, Privacy, Security, and Administrative Officer with Education Management Corporation (OTC:EDMCQ). Prior to that, she held senior executive roles at multiple other public companies, including Geeknet, which was acquired by GameStop (NYSE:GME) and Reed Elsevier/Lexis Nexis and ChoicePoint, both owned by RELX PLC (OTC:RLXXF). She also held several senior leadership positions in the U.S. Government Departments of Defense, Justice, Homeland Security, and Veterans Affairs, including the Under Secretary of the U.S. Air Force, a Senate confirmed position. The Board believes that her qualifications to serve on the Board include her business strategy, corporate governance and cyber security expertise, as well as her public company and senior leadership experience in both the public and private sectors.

			N/A

Mike Faith	55

Mr. Faith has served as a Director of the Company since April 2011. Mr. Faith is the founder and Chief Executive Officer of Headsets.com in San Francisco, California since 1997. On March 9, 2020, Mike Faith notified the Board that he will not stand for re-election as a director at the Company’s 2020 Annual Meeting of Stockholders. Mr. Faith’s decision to not stand for re-election was not due to any disagreement with the Company.

			April 2011

CORPORATE GOVERNANCE

Role of the Board of Directors

In accordance with the General Corporation Law of the State of Delaware and our Certificate of Incorporation and Bylaws, our business, property and affairs are managed under the direction of the Board. Although our non-employee directors are not involved in our day-to-day operating details, they are kept informed of our business through written reports and documents provided to them regularly, as well as by operating, financial and other reports presented by our officers at meetings of the Board and committees of the Board.

Board Leadership Structure

The Board believes it is currently appropriate to separate the roles of Chief Executive Officer (“CEO”) and Chair of our Board (“Board Chair”) as a result of the demands of and differences between each role. Jeffrey Geygan serves as the Board Chair. Effective with his appointment in January 2020, Dale Foster serves as our CEO and as a member of our Board. Our Board believes that this leadership structure provides the most efficient and effective leadership model for our

Company by enhancing the ability of the Board Chair and CEO to provide clear insight and direction of business strategies and plans to both the Board and management. Separating the CEO and Board Chair roles allows us to efficiently develop and implement corporate strategy that is consistent with the Board’s oversight role, while facilitating strong day-to-day leadership.

The duties and responsibilities of our Board Chair include: (i) chairing Board meetings, including presiding over all executive sessions of the Board (without management present) at every regularly scheduled Board meeting; (ii) consulting with the CEO on such other matters as are pertinent to the Board and the Company; (iii) working with management to determine the information and materials provided to Board members; (iv) approving Board meeting schedules, agenda and other information provided to the Board; (v) the authority to call meetings of the independent directors; (vi) serving as principal liaison between the independent directors and the CEO and between the independent directors and senior management; and (vii) being available for direct communication and consultation with stockholders upon request. Our CEO is responsible for setting the strategic direction for the Company, with guidance from the Board. The CEO is also responsible for the day-to- day leadership and performance of the Company, while the Board Chair provides guidance to the CEO, sets the agenda for Board meetings and presides over meetings of the full Board.

Another key component of our leadership structure is our strong governance practices designed to ensure that the Board effectively carries out its responsibility for the oversight of management. All of our directors except Mr. Foster are independent, and all Board committees are comprised entirely of independent directors. Our independent directors meet at each Board meeting in regularly scheduled executive sessions (not less than twice per year) and may schedule additional executive sessions as appropriate. Members of management do not attend these executive sessions. The Board has full access to the management team at all times. In addition, the Board or any committee thereof may retain, on such terms as determined by the Board or such committee, as applicable, in its sole discretion, independent legal, financial and other consultants and advisors to assist the Board or committee, as applicable, in discharging its oversight responsibilities.

Board Oversight of Risk Management

Our Board believes that overseeing how management manages the various risks we face is one of its most important responsibilities to the Company’s stakeholders. The Board believes that, in light of the interrelated nature of the Company’s risks, oversight of risk management is the responsibility of the full Board. In carrying out this critical duty, the Board meets at least annually with key members of management holding primary responsibility for management of risk in their respective areas. The Risk and Security Committee, established by the Board in February 2020, assists the Board in its oversight responsibilities with regard to the Company’s risk management framework and management’s identification, assessment and management of the Company’s key strategic, enterprise and other risks. Additionally, the Audit Committee has certain oversight functions, including discussing with management the Company’s major financial risk exposures and steps that management has taken to monitor and control such exposures, including the Company’s risk assessment and risk management policies.

Meetings of the Board of Directors

The Board met ten times in 2019. Each of the directors attended at least 75% of all meetings held by the Board and meetings of each committee of the Board on which such director served during 2019.

Communication with the Board of Directors; Director Attendance at Annual Meetings

Stockholders may communicate with a member or members of the Board by addressing their correspondence to the Board member or members c/o the Corporate Secretary, Wayside Technology Group, Inc., 4 Industrial Way West, 3rd Floor, Eatontown, New Jersey 07724. Our Corporate Secretary will review the correspondence and forward it to the chair of the appropriate committee or to any individual director or directors to whom the communication is directed, unless the communication is unduly hostile, threatening and illegal, does not reasonably relate to the Company or our business, or is similarly inappropriate. Our Corporate Secretary has the authority to discard or disregard any inappropriate communications or to take other appropriate actions with respect to any such inappropriate communications.

Recognizing that director attendance at our annual meetings can provide our stockholders with a valuable opportunity to communicate with Board members about issues affecting our Company, we encourage our directors to attend each annual meeting of stockholders. Messrs. McCarthy, Bryant, Crane and Foster were appointed to the Board subsequent to last year’s annual meeting. All of the directors then serving on the Board attended last year’s annual meeting of stockholders.

Director Independence

The Board has determined that the following directors are independent under the NASDAQ listing standards: Messrs. Faith, Geygan, McCarthy, Bryant and Crane and Ms. Kurty. The Board has also determined that Ms. DiBattiste, a director nominee not currently serving on the Board, would be considered independent under the NASDAQ listing standards if elected.

Committees of the Board of Directors

The Board has four standing committees: an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and a Risk and Security Committee (each, a “Committee” and collectively, the “Committees”).

During the past year, the composition of the Committees have been reorganized to better utilize the time and skills of each of our directors and focus on the important issues facing each Committee. The recent Board refreshment resulted in additional skills and talents being appointed to Committees where they are best utilized. Mr. Faith served as a member of the Audit Committee from June 2014 to the reorganization of committees in February 2020. Mr. Crane was appointed as a member of the Audit Committee on December 11, 2019. Ms. Kurty served as a member of the Compensation Committee from June 2016 to the reorganization of committees in February 2020. Mr. Geygan served as the Chair of the Compensation Committee from December 2018 to June 2019, and Mr. McCarthy has served as the Chair of the Compensation Committee since June 2019. Mr. Bryant was appointed as a member of the Compensation Committee on July 9, 2019, effective July 9, 2019. Ms. Kurty served as a member of the Nominating and Corporate Governance Committee from June 2016 to the reorganization of committees in February 2020. Mr. Faith served as a member of the Nominating and Corporate Governance committee from June 2012 until the reorganization of committees in February 2020. Mr. Geygan served as the Chair of the Nominating and Corporate Governance Committee from May 2018 to September 2019, and Mr. Bryant has served as the Chair of the Nominating and Corporate Governance Committee since September 2019. The current members of each Committee are included below.

Audit Committee. The Board has an Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee: (i) monitors the integrity of the Company’s financial statements, financial reporting process and internal controls regarding finance, accounting and legal compliance; monitors the independence and performance of our independent registered public accounting firm; (ii) provides an avenue of communication among the independent registered public accounting firm, management, and our outsourced internal auditors, and our Board; and (iii) monitors significant litigation and financial risk exposure. The current members of the Audit Committee are Ms. Kurty (Chair) and Messrs. Geygan and Crane, each of whom is independent as defined by the NASDAQ listing standards and applicable SEC rules. The Board has determined that Ms. Kurty meets the criteria as an “audit committee financial expert” as defined in applicable SEC rules. The Audit Committee met seven times during 2019.

The Audit Committee operates under a written charter adopted by the Board. A copy of the charter is available on our website at http://www.waysidetechnology.com/ in the Committee Charters section under the Governance tab.

Compensation Committee. The Board has a Compensation Committee which: (i) reviews and monitors matters related to management development and succession; (ii) develops and implements executive compensation policies and pay for performance criteria for the Company; (iii) reviews and approves the initial and annual base salaries, annual incentive bonus and all long-term incentive awards of our Chief Executive Officer; (iv) reviews and approves such compensation arrangements for all executive officers and certain other key employees; (v) approves stock-related incentives under our stock incentive and executive compensation plans, and exercises all powers of the Board under those plans other than the power to amend or terminate those plans and other than those with respect to non-employee directors, which determinations are subject to approval by the full Board; (vi) reviews and approves material matters concerning our employee compensation and benefit plans; and (vii) carries out such responsibilities as have been delegated to it under various compensation and benefit plans and such other responsibilities with respect to our compensation matters as may be referred to it by our Board or management. Under its charter, the Compensation Committee may form and delegate authority to subcommittees or, to the extent permitted under applicable laws, regulations and NASDAQ rules, to any other independent director, in each case to the extent the Compensation Committee deems necessary or appropriate. The Compensation Committee has the right to consult with or obtain input from management but, except as expressly provided in its charter, may not delegate any of its responsibilities to management. The current members of the Compensation Committee are Messrs. McCarthy (Chair), Bryant and Faith, each of whom is independent as defined by the NASDAQ listing standards. The Compensation Committee met one time during 2019.

The Compensation Committee operates under a written charter adopted by the Board, a copy of which is available on our website at http://www.waysidetechnology.com/ in the Committee Charters section under the Governance tab.

Nominating and Corporate Governance Committee. The Board has a Nominating and Corporate Governance Committee which identifies individuals qualified to become Board members and recommends to the Board director nominees for election at the next Annual Meeting of Stockholders. Currently, the members of the Nominating and Corporate Governance Committee are Messrs. Bryant (Chair), Geygan and Faith, each of whom is independent as defined by the NASDAQ listing standards. The Nominating and Corporate Governance Committee met twice during 2019.

The Nominating and Corporate Governance Committee operates under a written charter adopted by the Board. The Nominating and Corporate Governance Committee charter is available in the Committee Charters section under the Governance tab of our website at http://www.waysidetechnology.com/.

Risk and Security Committee. The Board has a Risk and Security Committee which assists the Board in its oversight responsibilities with regard to the Company’s risk management framework and management’s identification, assessment and management of the Company’s key strategic, enterprise and other risks, including overseeing (i) the Company’s key strategic, enterprise and security risks, including, but not limited to, workplace and cybersecurity safety, (ii) privacy risk, including potential impact to the Company’s employees, customers and stakeholders, (iii) management’s implementation of risk policies and procedures, and (iv) the Company’s risk culture, i.e., the tone and culture within the Company regarding risk and the integration of risk management into the Company’s behaviors, decision making and processes. Currently, the members of the Risk and Security Committee are Messrs. Crane (Chair) and McCarthy and Ms. Kurty, each of whom is independent as defined by the NASDAQ listing standards. The Risk and Security Committee was established in February 2020. Mr. Crane has served as the Chair of the Risk and Security Committee since February 2020.

The Risk and Security Committee operates under a written charter adopted by the Board. The Risk and Security Committee charter is available in the Committee Charters section under the Governance tab of our website at http://www.waysidetechnology.com/.

Director Nominations

Nominees may be recommended by directors, members of management, or, in some cases, by a third-party firm. In identifying and considering candidates for nomination to the Board, the Nominating and Corporate Governance Committee considers, in addition to the requirements described below and set out in its charter, quality of experience, our needs and the range of knowledge, experience and diversity represented on the Board. Each director candidate will be evaluated by the Nominating and Corporate Governance Committee based on the same criteria and in the same manner, regardless of whether the candidate was recommended by a Company stockholder or by others. The Nominating and Corporate Governance Committee will conduct the appropriate and necessary inquiries with respect to the backgrounds and qualifications of all director nominees. The Nominating and Corporate Governance Committee will also review the independence of each candidate and other qualifications of all director candidates, as well as consider questions of possible conflicts of interest between director nominees and our Company.

After the Nominating and Corporate Governance Committee has completed its review of a nominee’s qualifications and conducted the appropriate inquiries, the Nominating and Corporate Governance Committee will make a determination whether to recommend the nominee for approval by the Board. If the Nominating and Corporate Governance Committee decides to recommend the director nominee for approval by the Board and such recommendation is accepted by the Board, the form of our proxy solicitation will include the name of the director nominee.

In addition to the candidates nominated by the Board pursuant to the recommendations of the Nominating and Corporate Governance Committee in the manner set forth above, the Nominating and Corporate Governance Committee will consider recommendations for directorships submitted by our stockholders. Stockholders who wish the Nominating and Corporate Governance Committee to consider their recommendations for nominees for the position of director should submit their recommendations in writing to: Corporate Secretary, Wayside Technology Group, Inc., 4 Industrial Way West, 3rd Floor, Eatontown, New Jersey 07724.

In its assessment of each potential candidate, the Nominating and Corporate Governance Committee will review the nominee’s professional ethics, integrity and values, skills, judgment, experience, independence, commitment to representing the long-term interests of the stockholders, understanding of our Company’s or other related industries and such other factors as the Nominating and Corporate Governance Committee determines are pertinent in light of the current needs of the Board. The Nominating and Corporate Governance Committee seeks to identify candidates representing diverse experiences at policy-making levels in business, management, marketing, finance, human resources, communications and in other areas that are relevant to our activities. The Nominating and Corporate Governance Committee will also take into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to our Company. After full consideration, the stockholder proponent will be notified of the decision of the Nominating and Corporate Governance Committee.

Short-Selling, Hedging and Pledging Prohibitions

We do not permit our directors, executive officers or employees, or any of their designees, to speculate in Common Stock, which includes, without limitation, “short-selling” and/or buying publicly traded options. We also do not permit our directors, executives or employees, or any of their designees, to purchase financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds), or otherwise engage in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of the Company’s equity securities (i) granted to the employee or director by the Company as part of his or her compensation or (ii) held, directly or indirectly, by the employee or director.

Code of Business Conduct and Ethics

In January 2004, we adopted a Code of Ethical Conduct, which was revised in December 2017. The full text of the Code of Ethical Conduct, as revised, which applies to all employees, officers and directors of the Company, including our Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer is available at our website, http://www.waysidetechnology.com/site/content/code-of-ethics. The Company will disclose any amendment to, or waiver from, a provision of the Code of Ethical Conduct that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or Controller on our investor relations website.

Our Executives

Set forth below are the name, age, present title, principal occupation and certain biographical information for our executive officers as of April 29, 2020, all of whom have been appointed by and serve at the discretion of our Board.

Name	Age	Position
Dale Foster	56	Chief Executive Officer
Michael Vesey	58	Vice President and Chief Financial Officer
Vito Legrottaglie	56	Vice President of Operations and Chief Information Officer
Charles Bass	55	Vice President of Alliances & Marketing, Lifeboat Distribution

Dale Foster was appointed our Chief Executive Officer and elected to our Board in January 2020. He previously held the positions of President of Lifeboat Distribution, Inc., a subsidiary of the Company, from July 2019 to January 2020 and Executive Vice President of the Company from January 2018 to July 2019. From November 2012 until January 2018, Mr. Foster served as Executive Vice President and General Manager of Promark, which operated as a subsidiary of Ingram Micro Inc. From 1997 until Promark was acquired by Ingram Micro Inc. in 2012, he served as President and Chief Executive Officer of Promark, a value-added distributor with the core focus of distributing emerging data storage and virtualization solutions. Mr. Foster is a 1987 graduate of the Rochester Institute of Technology, where he earned a Bachelor’s of Technology in Electrical Engineering. Mr. Foster also holds an Associate’s degree in Electrical Engineering from Alfred State University.

Michael Vesey was appointed Vice President and Chief Financial Officer in October 2016. He served as Interim President and Chief Executive Officer of the Company from June 6, 2019 to June 28, 2019. He served as Vice President of SEC Reporting for OTG Management, Inc., from January to September 2016. Prior to that, Mr. Vesey served as Senior Vice President and Chief Financial Officer from 2011 to 2015, and Vice President Corporate Controller from 2006 to 2011, for Majesco Entertainment Company, a NASDAQ listed publisher and distributor of interactive entertainment software. Mr. Vesey is a certified public accountant and holds a Master of Finance degree from Penn State University. He began his career with the accounting firm KPMG.

Vito Legrottaglie was appointed to the position of Vice President and Chief Information Officer in February 2015, after having served as Vice President of Operations and Information Systems since June 2003. Mr. Legrottaglie rejoined the company in February 2003 having previously served as director of Information Systems and then Vice President of Information Systems from 1996-2000. Mr. Legrottaglie has also held the positions of Chief Technology Officer at Swell Commerce Incorporated, Vice President of Operations for The Wine Enthusiast Companies, and Director of Information Systems at Barnes and Noble. Mr. Legrottaglie holds an Associate’s Degree in Computer Science from Bergen Community College.

Charles Bass has served as Vice President of Alliances and Marketing at Lifeboat Distribution since January 2018. Prior to joining Lifeboat Distribution, he was the Vice President of Channel Sales at Blue Medora, an IT monitoring and integration company, from October 2016 to December 2017. Mr. Bass was the Vice President of Channel Sales at Tegile Systems, a high growth storage start-up that was acquired by Western Digital, from July 2015 to October 2016. Before joining Tegile Systems, he served as Promark Technology’s Vice President of Vendor Alliances and Marketing from November 2010 to July 2015. He joined the Board of Directors of Promark Technology in 2012 and was part of the management team that successfully executed Promark Technology’s acquisition by Ingram Micro in the fourth quarter of 2012. He also has experience at Hewlett Packard (NYSE: HPQ) and LeftHand Networks where he was responsible for channel sales in North America for StorageWorks and LeftHand Networks products respectively. Prior to Hewlett Packard and LeftHand Networks, he held various sales leadership positions at Brocade Communications Systems, McDATA Corporation, and IBM. Mr. Bass received a Bachelor of Arts degree in Economics from Vanderbilt University in 1987 and a Masters of Business Administration from the University of Tennessee in 1990.

Delinquent Section 16(a) Reports

Section 16(a) under the Exchange Act requires the Company’s officers and directors and holders of more than ten percent of the outstanding shares of Common Stock to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of these reports. Based solely upon a review of such reports, or on written representations from certain reporting persons that no reports were required for such persons, the Company believes that during 2019 all required events of its officers, directors and 10% stockholders required to be so reported, were timely filed except for (i) the late filing of a Form 3 for John McCarthy, due to delays in receipt of EDGAR codes, (ii) the inadvertent late filing of a Form 3 for Dale Foster, (iii) the inadvertent late filing of a Form 3 for Charles Bass, and (iv) the inadvertent late filing of a Form 5 for Michael Vesey, which included an aggregate of twelve small acquisitions eligible for deferred reporting pursuant to Exchange Act Rule 16a-6 that should have been filed on Form 5s for 2017, 2018, and 2019.

Item 11. Executive Compensation

Director Compensation and Arrangements

The following table sets forth information regarding the compensation earned by or awarded to each director, who is not a named executive officer who served on the Board, for the fiscal year ended December 31, 2019.

	Fees Earned or Paid In	Stock
Name	Cash ($)	Awards ($) (1)	Total ($)
Mike Faith	63,750	28,200	91,950
Diana Kurty	80,000	28,200	108,200
Jeffrey Geygan	106,667	28,200	134,867
John McCarthy	43,750	28,200	71,950
Andy Bryant	33,333	28,200	61,533
Ross Crane	5,000	—	5,000

(1)	The amount included in “Stock Awards” is the aggregate grant date fair value associated with restricted stock awards granted to our outside directors in 2019, computed in accordance with FASB ASC Topic 718. The restricted stock awards vested in full on the date of grant. See Note 8, “Stockholder’s Equity and Stock Based Compensation” to the Company’s consolidated financial statements set forth in its Annual Report on Form 10-K for the assumptions made in determining stock award values.

During 2019, each outside director (i.e., non-employee) received $15,000 per quarter for serving on the Board (except for the Board Chair who received $25,000 per quarter), as well as reimbursement for reasonable expenses incurred in connection with services as a director. The Chair of the Audit Committee received an annual fee of $20,000. The Chair of the Compensation Committee received an annual fee of $15,000. The Chair of the Nominating and Corporate Governance Committee received an annual fee of $10,000. Steve DeWindt, our former President and Chief Executive Officer, served as a director until his resignation effective June 6, 2019, as President, Chief Executive Officer and member of the Board. Mr. DeWindt received no fees for serving on the Board while also serving as our President and Chief Executive Officer. In addition, on August 6, 2019 each outside director received a grant of 2,500 shares of restricted stock, which vested in full on the date of grant.

Effective February 2020, Board compensation was adjusted such that the Chair of the Audit Committee receives an annual fee of $25,000, the Chair of the Nominating and Corporate Governance Committee receives an annual fee of $15,000 and the Chair of the newly established Risk and Security Committee receives an annual fee of $20,000. The Chair of the Compensation Committee will continue to receive an annual fee of $15,000.

Compensation Discussion and Analysis

Overview and Named Executive Officers

The Company qualifies under SEC rules as a smaller reporting company (“SRC”). As such, the Company may elect to omit certain disclosures that are not required under the reporting requirements for SRCs. The Company, however, optionally included the Compensation Discussion and Analysis herein to provide more fulsome disclosure of changes made to its compensation practices in recent years. This Compensation Discussion and Analysis identifies the elements of compensation and explains the compensation objectives and practices for the Company’s named executive officers. The Company’s named executive officers for the fiscal year ended December 31, 2019 are:

Name	Principal Position
Dale Foster	Chief Executive Officer and former President of Lifeboat
Steve DeWindt	Former Director, President and Chief Executive Officer
Michael Vesey	Vice President and Chief Financial Officer
Vito Legrottagglie	Vice President and Chief Information Officer
Brian Gilbertson	Former Vice President and General Manager, Lifeboat
Charles Bass	Vice President - New Business Development

The Compensation Committee is charged with the responsibility for establishing, implementing and monitoring adherence to the Company’s compensation philosophy and ensuring that executives and key management personnel are appropriately compensated. The Compensation Committee also is responsible for reviewing and establishing the compensation of directors. The Compensation Committee generally meets annually to re-evaluate appropriate level of base compensation and incentive compensation for our executive officers.

Compensation Philosophy and Objectives. The Compensation Committee seeks to structure each element of compensation to attract and retain the necessary executive talent, reward annual performance and provide incentives for both long-term strategic goal planning and achievement as well as short-term performance. The Compensation Committee’s policy for allocating between currently paid and long-term compensation is to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for our stockholders.

Elements of Compensation. The total compensation program for the Company’s executive officers consists of the following:

●	Salary;
●	Cash incentive and bonus awards tied to the Company and each executive’s annual performance;
●	Equity incentive awards; and
●	Termination benefits.

Say On Pay Considerations and Say on Frequency Results. In accordance with SEC rules, the Company conducted a non-binding, advisory vote on the Company’s executive compensation at its 2019 and 2018 annual meetings of stockholders. In 2018 the Company’s named executive officer compensation was approved with a favorable vote of 72%. In 2018, the Company reviewed its executive compensation practices, considering input from stockholders and results of proxy advisory service recommendations. As a result of that review and in light of market standards for good governance, the Company implemented the following changes to its executive compensation programs for 2019 and going forward.

●	Re-evaluated criteria for annual executive bonuses and, in order to more closely tie pay to performance, added a gross profit growth criterion to annual targets;
●	Amended the definition of a “change in control” for future grants under the 2012 Plan, to require consummation of a transaction rather than mere stockholder approval, and to make certain other changes (see Severance and Change in Control Agreements);

At the 2019 Annual Meeting of Stockholders, the Company’s stockholders voted to approve the Company’s named executive officer compensation with a favorable vote of 81% of the votes cast. Additionally, our stockholders approved, on a non-binding advisory basis, every year as the frequency of future advisory votes on our named executive officer compensation, with over 90% of the votes cast in favor of annual advisory votes.

Base Salary and Performance Cash Bonus Plan.

Total cash compensation for 2019 is divided into a base salary portion and a bonus. Many factors are considered in determining the base salaries for executive officers, including the value that each individual brings to the Company through experience, education and training, comparable positions and comparable responsibilities at similar organizations, the specific needs of the Company, and the individual’s past and expected future contributions to the Company’s success. Compensation for our executives includes both fixed and performance-based components, with an emphasis on performance-based elements to support the objectives listed below. The Company considers a component to be performance-based if the amount eventually earned or paid varies based on one or more elements of the Company’s financial performance (e.g., profit margins, operating income, etc.). Performance-based components are designed so that above-plan performance is rewarded with above-target payouts and vice versa.

After reviewing the base salaries of executive officers and upon recommendation by the Compensation Committee, on February 13, 2019, the Board approved adjustments to the annualized base salary for each named executive officer included in the table below to better align their compensation with the roles, responsibilities and expected operational activities. Mr. Foster’s annualized base salary was increased in January 2020 in connection with his engagement as our Chief Executive Officer, and such increase is discussed in more detail below under Compensation of the Chief Executive Officer. Mr. Vesey’s base salary was increased in connection with the re-alignment of his responsibilities with the Company and his contribution to the financial development of the Company. Mr. Legrottaglie’s base salary was increased in connection with the re-alignment of his responsibilities within the Company and his contributions to the technology, safety and cybersecurity development of the Company. The table below reflects these increases. Mr. Vesey’s base salary was reduced to $275,000 and Mr. Legrottaglie’s base salary was reduced to $225,000 effective January 31, 2020.

	Base Salary as of	Base Salary as of	Percent of
Name	12/31/2018	12/31/2019	Increase
Dale Foster	$250,000	$250,000	—%
Michael Vesey	$225,000	$300,000	33%
Vito Legrottaglie	$225,000	$250,000	10%
Charles Bass	$250,000	$250,000	—%

In February 2019, the Compensation Committee recommended, and the Board approved, a performance bonus plan for 2019 (the “Performance Bonus Plan”) which was developed using the performance metrics approved by stockholder vote under the 2012 Executive Incentive Plan (the “Executive Plan”). Cash incentive payments under the Performance Bonus Plan depend upon the Company’s financial performance as measured by a variety of metrics included gross profit, operating profit, new business development and other metrics designed to improve profitability and earnings and actual annual performance having met or exceeded thresholds set in the Performance Bonus Plan.

Pursuant to the Performance Bonus Plan, which replaced the Executive Plan, the Company’s executive officers are eligible to receive cash incentive payments dependent on the same Company metrics listed above or the executive meeting or exceeding, in a specified performance period, pre-established, objectively determinable performance goals. Under the Performance Bonus Plan, the Compensation Committee establishes the performance goals and the performance period at a time when the attainment of the applicable performance goals is substantially uncertain. The Compensation Committee established performance goals based on the metrics established in the Executive Plan for the Company’s 2019 fiscal year in February 2019. Because payments of cash awards under the Performance Bonus Plan would be determined by comparing actual performance to the performance goals established by the Compensation Committee, in accordance with criteria provided for in the Executive Plan, it is not possible to predict the amount of future benefits that will be paid under the Performance Bonus Plan for any future performance period. However, the maximum award an executive officer could receive under the Performance Bonus Plan for fiscal year 2019 was $380,000.

The principal targets in the Company’s 2019 performance bonus plan were gross profit, operating income, and new vendor development. Specific targets for each executive officer were determined by the Compensation Committee based on a review of the Company’s 2019 budget prepared by management and the factors described above. The targets are set at levels that, upon achievement of 100% of the target performance, are likely to result in bonus payments that the Compensation Committee believes reflects the Company’s strategic plan designed to increase stockholder value. The following table shows, for fiscal year 2019, the potential range of bonus awards and the actual bonus awarded as a percentage of base salary, for each of the named executive officers who remained employed with the Company as of December 31, 2019. Bonuses for Messrs. Vesey and Legrottaglie are based on consolidated gross profit and operating income. Bonuses for Mr. Foster are based on the Lifeboat segment gross profit and the Lifeboat segment operating income and TechXtend segment operating income. Bonuses for Mr. Bass are based on the gross profit generated from new vendors within the Lifeboat segment and the Lifeboat segment operating income. The cash bonus paid to each named executive officer may not exceed their base salary.

	2019 Gross	2019 Gross	2019 Operating	2019 Operating	2019 Cash
	Profit	Profit	Income	Income	Bonus Total
	Potential	Actual	Potential	Actual	Actual
Name	Payouts	Payouts	Payouts	Payouts	Payouts
Dale Foster	0-100%	17%	0-100%	32%	49%
Michael Vesey	0-100%	9%	0-100%	23%	32%
Vito Legrottaglie	0-100%	12%	0-100%	43%	55%
Charles Bass	0-100%	28%	0-100%	11%	39%

Equity Incentive.

The Company’s executive officers are eligible to receive equity incentive awards under the Company’s equity incentive plan. The primary goal of the Company is to create long-term value for stockholders, and accordingly the Compensation Committee believes that equity incentive awards provide an additional incentive to executive officers to work towards maximizing stockholder value. The Compensation Committee views equity incentive awards as one of the more important components of the Company’s long-term, performance-based compensation philosophy. The grant of equity incentive awards to executive officers encourages equity ownership in the Company, and closely aligns executive officers’ interests to the interests of the stockholders.

Equity incentive awards may be provided through initial grants at or near the date of hire, through subsequent periodic grants and annual performance-based grants. Equity incentive awards granted by the Company to its executive officers and other employees have exercise prices not less than the fair market value of the stock on the date of the grant or award. Equity incentive awards vest and become exercisable at such time as determined by the Board or the Compensation Committee. The initial grant is designed for the level of skills required to fulfill the executive’s responsibilities and is designed to motivate the officer to make the kind of decisions and implement strategies and programs that will contribute to an increase in the Company’s stock price over time. Periodic additional equity incentive awards within the comparable range for the job are granted to reflect the executive’s ongoing contributions to the Company, to create an incentive to remain at the Company and to provide a long-term incentive to achieve or exceed the Company’s financial goals. Annual performance-based grants, if awarded, are based on the achievement of gross profit, operating profit and other performance criteria established by the Compensation Committee.

Severance and Change-in-Control Arrangements. As stated above, the Compensation Committee believes that the interests of stockholders are best served by ensuring that the interests of our senior management are aligned with those of our stockholders. We believe that companies should provide reasonable severance benefits to executive officers due to the greater level of difficulty they face in finding comparable employment in a short period of time and greater risk of job loss or modification as a result of a change-in-control transaction than other employees. By reducing the risk of job loss or reduction in authority, the change-in-control provision helps ensure that our executive officers support potential change-in-control transactions that may be in the best interests of our stockholders, even though the transaction may create uncertainty in their personal employment situation, and such a provision is necessary, we believe, to ensuring that our total employment package for executives remains market competitive. Certain named executive officers are entitled to receive severance benefits under the terms of his or her individually negotiated employment agreement upon either termination by us without cause or, under certain circumstances for certain of our named executive officers, resignation by the executive for good reason. Other executive officers are entitled to receive accelerated vesting of their outstanding equity awards according to the terms of our 2012 Plan. For additional details on our severance and change-in-control arrangements, see “Potential Payments Upon Termination or Change-in-Control.”

Severance and change in control arrangements consist of cash payments, accelerated vesting of equity incentive awards, and benefits continuation. Based on a review of market standards for good governance, the Compensation Committee reviewed the Company’s 2012 Plan and has made changes to the definition of a change in control, as outlined below, effective April 2019, which will be applicable to all future grants. The changes were made to bring such provisions in line with current market practice for good governance. The Compensation Committee may make further modifications to the plans as necessary. Changes to the 2012 Plan include the following:

●	The Company amended the 2012 Plan to require consummation of a change in control rather than mere stockholder approval of a transaction in order to trigger the change in control provisions, and to make certain other changes.

Change in Control. For purposes of the 2012 Plan, as most recently amended in April 2019, “Change in Control” means:

●	The acquisition of more than 50% beneficial ownership of the combined voting stock of the Company by any person or group other than the Company or its subsidiaries or any employee benefit plan of the Company or any person who was an officer or director of the Company on the effective date of the 2012 Plan;
●	Consummation by the Company of a reorganization, merger or consolidation in which all or substantially all of the individuals and entities who were the beneficial owners of the voting securities of the Company immediately prior to such reorganization, merger or consolidation do not, following such reorganization, merger or consolidation, beneficially own, directly or indirectly, securities representing more than 50% of the voting power of then outstanding voting securities of the corporation resulting from such a reorganization, merger or consolidation, unless the transaction is structured as “merger of equals” and the Board determines that a change in control has not occurred;
●	The sale of all or substantially all of the Company’s assets to a party which is not controlled by or under common control with the Company; or
●	During any 24 month period, individuals who, as of the beginning of such period, constitute the Board (the “Incumbent Directors”) cease for any reason to constitute at least a majority of the Board, except that individuals whose election or nomination was approved by a vote of at least a majority of the Incumbent Directors then on the Board (other than in connection with an actual or threatened election contest) are treated as Incumbent Directors. A summary of the effects of the revised change in control provisions are below.

DeWindt and Gilbertson Resignations.

Both Mr. DeWindt and Mr. Gilbertson received separation payments in connection with their respective resignations during 2019. On May 24, 2019 the Company entered into a Separation and Release Agreement (the “DeWindt Separation Agreement”) with Mr. DeWindt in connection with his resignation as President, Chief Executive Officer and member of the Board effective June 6, 2019. The DeWindt Separation Agreement supersedes and replaces the Employment Agreement, dated October 5, 2018, between Mr. DeWindt and the Company. Under the DeWindt Separation Agreement, Mr. DeWindt was entitled to receive a cash payment of $100,000, payable in six equal monthly installments, all of which were paid as of December 31, 2019. The Company satisfied and retired all contractual obligations owed to Mr. DeWindt regarding possible termination benefits.

On July 25, 2019, the Company entered into a Separation and Release Agreement (the “Gilbertson Separation Agreement”) with Mr. Gilbertson in connection with his resignation as Vice President and General Manager of Lifeboat effective July 31, 2019. The Gilbertson Separation Agreement supersedes and replaces all previous letter agreements between Mr. Gilbertson and the Company related to his employment. Under the Gilbertson Separation Agreement, Mr. Gilbertson was entitled to receive a cash payment of $125,000, payable semi-monthly in accordance with the Company’s regularly scheduled payroll practices for a period of six months following the separation date.

Other Employee Benefits

The Company provides all employees, including executive officers, with group medical, dental and disability insurance on a non-discriminatory basis. The employee group as a whole is required to contribute approximately 20% of the premium costs of such policies. The Company has a 401(k) savings and investment plan intended to qualify under Section 401(a) of the Code, for our domestic employees, which permits employee salary reductions for tax-deferred savings purposes pursuant to Section 401(k) of the Code. The Company matches 50% of domestic employee contributions up to the first 6% of compensation. The Company’s total contributions for 2019 were approximately $262,000.

Compensation of the Chief Executive Officer

The factors considered by the Compensation Committee in determining the compensation of the Chief Executive Officer, in addition to the criteria discussed above, include the Company’s operating and financial performance, as well as the individual’s leadership and establishment and implementation of the strategic direction for the Company. The Compensation Committee considered as part of its subjective evaluation, among other factors, such executive’s reputation and contacts in the business community. The compensation of the Company’s Chief Executive Officer in 2019 consisted of a base salary performance bonus and stock awards. The total compensation package was established considering compensation of peer chief executive officers with similar executive responsibilities. In May 2019, Steve DeWindt resigned as the Company’s President and Chief Executive Officer effective June 6, 2019. Mr. Vesey served as Interim President and Chief Executive Officer of the Company from June 6, 2019 to June 28, 2019. Mr. Foster was appointed President of Lifeboat Distribution, reporting directly to the Board effective July 1, 2019. Mr. Vesey served as the Principal Executive Officer of the Company from June 6, 2019 to January 15, 2020. Mr. Foster was appointed President and Chief Executive Officer of the Company effective January 20, 2020.

In connection with his appointment, the Company entered into an employment agreement (the “Employment Agreement”) with Mr. Foster. Mr. Foster is employed by the Company on an at-will basis and, therefore, either Mr. Foster or the Company may terminate Mr. Foster’s employment at any time for any reason not prohibited by law. Mr. Foster’s current base salary is $325,000 per annum.

Mr. Foster is eligible to earn a cash bonus and equity compensation in amounts consistent with the annual compensation plan as adopted by the Compensation Committee of the Board.

Risk Assessment and Mitigation Related to Compensation Policies

The Board has reviewed our compensation policies as generally applicable to our employees and believes that our policies do not encourage excessive and unnecessary risk-taking, and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on us. Our management team regularly assesses the risks arising from our compensation policies and practices. The team reviews and discusses the design features, characteristics, performance metrics at the company and segment levels and approval mechanisms of total compensation for all employees, including salaries, incentive plans, and equity-based compensation awards, to determine whether any of these policies or programs could create risks that are reasonably likely to have a material adverse effect on us.

The Company’s compensation policies and practices for its employees, including its executive compensation program described in Compensation Discussion and Analysis, aim to provide a risk-balanced compensation package which is competitive in our market sectors and relevant to the individual executive. The Company expects to continue to award to certain executives and employees, upon satisfaction of applicable performance conditions and subject to future approval and grant by the Compensation Committee, equity and cash-based awards. Because the incentive plans provide for a blend of short-term and long-term goals, and include substantial vesting features, the Company believes that the structure of its compensation plans discourages short-term risk taking and aligns the interest of its executives and managers with those of its stockholders. The Company does not believe that risks arising from these practices, or its compensation policies and practices considered as a whole, are reasonably likely to have a material adverse effect on the Company.

Compensation Committee Interlocks and Insider Participation

Mike Faith, Diana Kurty, Jeffrey Geygan, John McCarthy, Andy Bryant, and Ross Crane served as members of the Compensation Committee during the last completed fiscal year. None of Messrs. Faith, Geygan, McCarthy, Bryant, Crane, or Ms. Kurty (i) was, during the last completed fiscal year, an officer or employee of the Company or any of its subsidiaries, (ii) was formerly an officer of the Company or any of its subsidiaries, or (iii) had any relationship requiring disclosure by the Company under any paragraph of Item 404 of Regulation S-K.

Furthermore, no executive officer and no member of the Committee had a relationship that requires disclosure under Item 407(e)(4)(iii) of Regulation S-K.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with management. Based on the review and discussion, the Compensation Committee has recommended to the full Board that the Compensation Discussion and Analysis be included in the Company’s 2019 Form 10-K.

The Committee

John McCarthy, Chair

Andy Bryant

Mike Faith

Summary Compensation Table

The following table sets forth, for fiscal years 2019, 2018 and 2017, a summary of the annual and long-term compensation for services in all capacities of the named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Non-Equity Incentive Compensation ($) (2)	All Other Compensation ($) (7)	Total($)

Simon Nynens
Former Chair, President and	2018	131,538	—	—	—	844,847	976,385
Chief Executive Officer	2017	300,000	—	473,100	400,989	100,961	1,275,050

Steve DeWindt (3)
Former Director, President and	2019	151,218	—	—	—	105,645	256,863
Chief Executive Officer	2018	222,788	—	51,200	—	4,375	278,363

Dale Foster (4)
Director and Chief Executive	2019	254,327	—	104,129	123,370	16,511	498,337
Officer and Former President of Lifeboat and Former Executive Vice President	2018	248,077	—	288,000	—	11,945	548,022

Michael Vesey (5)	2019	303,876	—	125,735	95,340	16,249	541,200
Vice President and Chief	2018	225,000	—	64,000	71,300	15,835	376,135
Financial Officer	2017	175,000	—	302,500	51,330	12,178	541,008

Vito Legrottaglie	2019	247,917	—	126,505	137,892	13,951	526,265
Vice President Chief	2018	225,000	—	64,000	71,300	15,473	375,773
Information Officer	2017	200,000	—	124,500	102,660	15,232	442,392

Brian Gilbertson (5)	2019	145,833	—	—	—	129,229	275,062
Former Vice President and	2018	200,000	—	52,224	110,000	9,229	371,453
General Manager Lifeboat	2017	175,000	—	132,800	139,983	4,296	452,079

Charles Bass (6)	2019	254,327	—	82,090	97,258	10,351	444,026
Vice President New Business Development	2018	248,097	—	144,000	—	10,192	402,289

(1)	The amount included in “Stock Awards” is the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. See Note 8, “Stockholder’s Equity and Stock Based Compensation” in the Company’s consolidated financial statements set forth in our Annual Report on Form 10-K for the assumptions made in determining stock award values.
(2)	Amounts for a given year in this column represent non-stock incentive compensation earned in that year, which were paid out in the subsequent year. For more information regarding the Performance Bonus Plan see Base Salary and Performance Cash Bonus Plan above.
(3)	Mr. DeWindt served as President and Chief Executive Officer from October 2018 until his resignation in June 2019. Compensation presented for 2019 represents the period from January 2019 until his resignation in June 2019. Mr. DeWindt received certain separation payments discussed in “All Other Compensation” below.
(4)	Mr. Foster was appointed Chief Executive Officer in January 2020, after having served as President of Lifeboat from July 2019 until January 2020 and served as Executive Vice President from January 2018 until July 2019. In connection with his appointment to Chief Executive Officer in January 2020, Mr. Foster will receive a base salary of $325,000 per annum. Compensation presented for 2018 represents the period from appointment to December 31, 2018.

(5)	Mr. Gilbertson served as Vice President and General Manager of Lifeboat from May 2016 until his resignation in July 2019. Mr. Gilbertson received certain separation payments discussed in all other compensation below.
(6)	Mr. Bass was appointed Vice President New Business Development in January 2018.
(7)	A detailed description of the items disclosed as “All Other Compensation” is set forth in the table below.

All Other Compensation

Name		401(k) Matching Contributions ($)	Dividend Equivalents On Unvested Restricted Stock ($)	Post- Employment Benefits ($)	Total ($)
Steve DeWindt	2019	4,412	1,233	(1) 100,000	105,645
	2018	4,375	—	—	4,375

Dale Foster	2019	7,585	8,926	—	16,511
	2018	3,019	8,926	—	11,945

Michael Vesey	2019	7,131	9,118	—	16,249
	2018	6,949	8,886	—	15,835
	2017	6,228	5,950	—	12,178

Vito Legrottaglie	2019	6,369	7,582	—	13,951
	2018	7,035	8,438	—	15,473
	2017	7,727	7,505	—	15,232

Brian Gilbertson	2019	—	4,629	(2) 124,600	129,229
	2018	—	9,229	—	9,229
	2017	—	4,296	—	4,296

Charles Bass	2019	5,888	4,463	—	10,351
	2018	5,708	4,484	—	10,192

(1)	This amount reflects cash severance paid to Mr. DeWindt in connection with his resignation, which is described in more detail under “Compensation Discussion and Analysis—DeWindt and Gilbertson Resignation” above.
(2)	This amount reflects cash severance paid to Mr. Gilbertson in connection with his resignation, which is described in more detail under “Compensation Discussion and Analysis—DeWindt and Gilbertson Resignation” above.

Grant of Plan-Based Awards

The following table shows information regarding awards granted to each of our named executive officers under our 2019 Performance Bonus Plan during 2019.

		Estimated future payouts under non- equity incentive plan awards (1)			Estimated future payouts under equity incentive plan awards (2)			All other Stock Awards Number	Grant Date Fair Value of Stock
		Threshold	Target	Maximum	Threshold	Target	Maximum	of Shares	Awards
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	(#)	($)
Dale Foster	2/13/2019	—	105,500	211,000	—	10,000	20,000	—	104,129	(3)
Michael Vesey	2/13/2019	—	105,500	395,625	—	10,000	37,500	—	125,735	(3)
Vito Legrottaglie	2/13/2019	—	105,500	229,348	—	10,000	21,739	—	126,505	(3)
Charles Bass	2/13/2019	—	105,500	211,000	—	10,000	20,000	—	82,090	(3)

(1)	These amounts represent threshold, target and maximum awards established under our 2019 performance bonus plan. The actual amount of each award authorized for payment by our Compensation Committee in February 2020 is included in the 2019 Summary Compensation Table above under the heading “Non-Equity Incentive Compensation.”
(2)	These amounts represent threshold, target and maximum awards of Restricted Stock awards granted under our 2019 performance bonus plan.
(3)	These amounts represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of each award of Restricted Stock granted during 2019. See Note 8, “Stockholder’s Equity and Stock Based Compensation” in the Company’s consolidated financial statements set forth in the Company’s Annual Report on Form 10-K for the assumptions made in determining stock award values.

Outstanding Equity Awards

The following table shows the number of shares of Common Stock covered by unvested Restricted Stock held by the Company’s named executive officers on December 31, 2019.

Outstanding Equity Awards at December 31, 2019

	Stock Awards
	Number of	Market Value
	Shares or	of Shares or
	Units of Stock	Units of Stock
	That Have	That Have
	Not Vested	Not Vested
Name	(#)(1)	($)(2)
Steve DeWindt	—	—
Dale Foster	11,250	180,338
Michael Vesey	11,488	184,153
Vito Legrottaglie	8,912	142,859
Brian Gilbertson	—	—
Charles Bass	5,625	90,169

(1)	In February 2019, Messrs. DeWindt, Vesey, Legrottaglie and Gilbertson were awarded 4,000, 5,000, 5,000 and 4,080 shares of Restricted Stock, respectively, based on achieving operating income goals under the 2018 bonus plan that vest over 16 equal quarterly installments. In May 2018, Messrs. Foster and Bass were awarded an initial employment grant of 20,000 and 10,000 shares of Restricted Stock, respectively, that vest over 16 equal quarterly installments. In February 2018, Messrs. Vesey, Legrottaglie, and Gilbertson were awarded 7,500, 7,500 and 8,000 shares of Restricted Stock, respectively, based on achieving operating income goals under the 2017 bonus plan that vest over 16 equal quarterly installments. In February 2017, Messrs. Legrottaglie and Gilbertson were awarded 5,700, and 7,500 shares of Restricted Stock, respectively, based on achieving operating income goals under the 2016 bonus plan that vest over 16 equal quarterly installments. In February 2017, Mr. Vesey was awarded an initial employment grant of 10,000 shares of Restricted Stock that vest over 20 equal quarterly installments. In February 2016, Mr. Legrottaglie was awarded 5,700 shares of Restricted Stock, respectively, based on achieving operating income goals under the 2015 bonus plan that vest over 16 equal quarterly installments. In February 2016, Mr. Gilbertson was awarded 5,000 shares of Restricted Stock that vest over 20 equal quarterly installments

(2)	The market value is based on the closing stock price of the Common Stock of $16.03 on December 31, 2019, the last trading day of 2019.

Options Exercised and Stock Vested in 2019

The table below shows the number of shares of Common Stock acquired during 2019 upon the vesting of Restricted Stock.

	Stock Awards
	Number of
	Shares	Value
	Acquired On	Realized On
Name	Vesting (#)	Vesting ($)
Steve DeWindt	500	5,663
Dale Foster	5,000	60,650
Michael Vesey	5,128	62,190
Vito Legrottaglie	5,976	72,477
Brian Gilbertson	4,419	50,303
Charles Bass	2,500	30,325

Employment and Severance Agreements

Each of the named executive officers has entered into an agreement that includes a covenant not-to-compete and a confidentiality provision. The covenant not-to-compete prohibits the executive from engaging in a competing business for a period of one year after termination. Such covenant also prohibits the executive from directly or indirectly soliciting the Company’s customers or employees.

On January 15, 2020, the Company appointed Dale Foster to be its Chief Executive Officer and entered into a related employment agreement with Mr. Foster. The agreement provides for an initial base salary of $325,000 per annum, subject to increase at the discretion of the Board, or a committee thereof. Additionally, he will be eligible to participate in any and all standard benefit plans, programs and policies of the Company.

In the event of any termination of the Employment Agreement for any reason, the Company shall pay Mr. Foster within 30 days of such termination: (i) accrued and unpaid base salary; (ii) any unreimbursed expenses payable; (iii) any amounts payable under any of the benefit plans of the Company in which Mr. Foster was a participant in; and (iv) any accrued but unpaid bonus for any calendar year completed as of the termination date (collectively, the “Standard Termination Benefits”).

If Mr. Foster’s employment terminates by the Company without Cause or by Mr. Foster for Good Reason, and if Mr. Foster complies with the other provisions in the Employment Agreement, Mr. Foster will receive, in addition to the Standard Termination Benefits, (i) an amount equal to his then current base salary for twelve months (the “Severance Period”) paid in accordance with the Company’s standard payroll practices, (ii) if elected, reimbursement for continuation premiums under COBRA during the Severance Period, (iii) if the effective date for such termination of employment is on or after July 1st during any calendar year, a cash payment equal to (A) the cash bonus paid to Mr. Foster for the calendar year prior to the date of termination, multiplied by (B) a fraction, the numerator of which is the number of days during such calendar year that Mr. Foster was employed by the Company, and the denominator of which is 365 ((i), (ii) and (iii), collectively, the “Severance Benefits”). The Severance Benefits will be paid in a lump sum on the 60th day following Mr. Foster’s Separation from Service (as defined in the Employment Agreement), subject to execution of a release of claims.

If Mr. Foster’s employment terminates by the Company without Cause or by Mr. Foster for Good Reason within twelve months following a change in control, in addition to the severance benefits described in the previous two paragraphs, Mr. Foster also receives a cash bonus equal to 100% of his bonus for the prior year, and full vesting of all outstanding equity awards, subject to execution of a release of claims.

In October 2016, the Company entered into a severance agreement with Mr. Vesey, Vice President and Chief Financial Officer, under which Mr. Vesey is entitled to severance payments for six months at the then applicable annual base salary if the Company terminates his employment for any reason other than for cause. Additionally, in the event that a change of control of the Company occurs (as described below), the Chief Financial Officer’s outstanding equity awards become immediately vested and he is entitled to receive a lump-sum payment equal to 1.0 times his then current annual salary and actual incentive bonus earned in the year prior to such change in control.

On January 6, 2003, the Company entered into a severance agreement with Mr. Legrottaglie, Vice President and Chief Information Officer, under which Mr. Legrottaglie is entitled to severance payments for six months at the then applicable annual base salary if the Company terminates his employment.

On January 2, 2018, the Company entered into a severance agreement with Mr. Bass, Vice President - New Business Development, under which Mr. Bass is entitled to severance payments for six months at the then applicable annual base salary and any outstanding equity awards become immediately vested if the Company terminates his employment for any reason other than for cause.

The payments triggered by such terminations pursuant to Mr. Foster, Mr. Vesey, Mr. Legrottaglie and Mr. Bass’ respective employment agreements, as well as those triggered by a change of control under the employment agreements of all named executive officers, are illustrated in tabular format under “Potential Payments Upon Termination or Change of Control” below.

Potential Payments Upon Termination or Change in Control

The following table illustrates the payments that would be due the named executive officers in the event they are terminated without cause. Severance payments are calculated in accordance with employment agreements in place on December 31, 2019, as if each employee was terminated without cause on December 31, 2019.

			Accelerated	Accelerated
	Payment		Vesting on	Vesting on
	Based On		Restricted	Stock
Name	Salary ($)(2)	Bonus ($)	Stock ($)	Options ($)	Total ($)
Dale Foster (1)	125,000	—	180,338	—	305,338
Michael Vesey	150,000	—	—	—	150,000
Vito Legrottaglie	125,000	—	—	—	125,000
Charles Bass (1)	125,000	—	90,169	—	215,169

(1)	Messrs. Foster and Bass are entitled to receive reimbursement for COBRA continuation premiums over twelve and six-month periods, respectively, subsequent to their termination.
(2)	The base salaries for each of Messrs. Foster, Vesey and Legrottaglie changed after December 31, 2019 before the filing of this Form 10-K/A. As of the date of this filing, the numbers in this column would be as follows: for Mr. Foster, $325,000; for Mr. Vesey, $137,500; and for Mr. Legrottaglie, $112,500.

The severance payments disclosed above are to be made to Mr. Foster over twelve months paid in accordance with the Company’s standard payroll practices and to Messrs. Vesey, Legrottaglie and Bass in six equal monthly installments.

For purposes of Mr. Foster, “cause” is defined as his (i) an act of personal dishonesty in connection with his responsibilities as an employee of the Company that is intended to result in personal enrichment of his; (ii) a plea of guilty or nolo contendere to, conviction of, or an indictment for a felony or other crime involving theft, fraud or moral turpitude, in each case in which the Board reasonably believes has had or will have a material detrimental effect on the Company’s reputation or business; (iii) a breach of any fiduciary duty owed to the Company that has, or is reasonably expected to have, a material detrimental effect on the Company’s reputation or business (except in the case of a personal disability) as determined in good faith by the Board; (iv) serious neglect or misconduct in the performance of his duties for the Company or willful or repeated failure or refusal to perform such duties; (v) the material breach by him of any provision of Section 6 [Restrictive Covenants] of his employment agreement if (in the event such failure is reasonably susceptible of cure) such failure continues uncured for ten (10) days after written notice specifying in reasonable detail such failure; or (vi) the abuse by him of drugs or alcohol, if such abuse has or is reasonably expected to have a material adverse effect on the business of the Company. For purposes of Mr. Vesey and Mr. Bass, “cause” is defined as (i) act of personal dishonesty in connection with the executive’s responsibilities as an employee of the Company that is intended to result in the executive’s substantial personal enrichment, (ii) a plea of guilty or nolo contendere to, or conviction of, a felony which the Board reasonably believes has had or will have a material detrimental effect on the Company’s reputation or business, (iii) a breach of any fiduciary duty owed to the Company that has a material detrimental effect on the Company’s reputation or business, or (iv) willful violations of the executive’s obligations to the Company.

In addition to the severance payments described above, the Company has entered into certain agreements that require the Company to provide compensation to the named executive officers in the event of a change in control or a termination of employment in conjunction with a change in control. The additional amount of compensation due to each named executive officer upon a change in control or termination of employment in conjunction with a change in control is listed in the tables below. The table reflects amounts calculated in accordance with employment agreements in place on December 31, 2019, as if a change in control occurred on December 31, 2019.

	Change in Control				Termination in conjunction with a Change in Control
			Accelerated				Accelerated
	Payment	Payment	Vesting on		Payment	Payment	Vesting on
	Based on	Based on	Restricted		Based on	Based on	Restricted
Name	Salary ($)	Bonus ($)	Stock ($)	Total ($)	Salary ($)	Bonus ($)	Stock ($)	Total ($)
Dale Foster		—	—	—	—	—	—	—
Michael Vesey	300,000	95,340	124,136	519,476	—	—	60,016	60,016
Vito Legrottaglie		—	82,843	82,843	—	—	60,016	60,016
Charles Bass		—	—	—	—	—	—	—

The accelerated vesting on restricted stock amounts above include unvested restricted stock grants through December 31, 2019, valued at the closing stock price of $16.03 at December 31, 2019. The amounts exclude stock grants made in 2020 to the named executives.

Mr. Foster entered into a new employment agreement upon his appointment as Chief Executive Officer in January 2020. Under the terms of that agreement, in the event that Mr. Foster’s employment is terminated within 12 months following a change in control (as defined in the Employment Agreement), Mr. Foster will receive, in addition to his severance, an amount in cash equal to the cash bonus paid to Mr. Foster for the year immediately prior to the year in which the termination in the event of Change in Control occurs.

In the event that a change of control of the Company occurs (as described in the employment agreement), Mr. Vesey’s outstanding equity awards become immediately vested and he is entitled to receive a lump-sum payment equal to 1.0 times his then annual salary and the actual incentive bonus earned in the year prior to such change in control in addition to the severance payments noted above if also terminated. Mr. Vesey’s salary was decreased from $300,000 to $275,000 effective January 31, 2020.

Pay Ratio

Recent SEC rules require us to disclose the ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of our other employees. In determining the median annual total compensation of our other employees, we prepared a list of all employees as of December 31, 2019. The date December 31, 2019 was used to determine the median employee for administrative convenience. Consistent with applicable rules, we used reasonable estimates both in the methodology used to identify the median employee and in calculating the annual total compensation of employees other than the Chief Executive Officer. We determined our median employee based on the taxable wages of each of our employees (excluding the Chief Executive Officer). We annualized the taxable wages of employees who joined the Company during 2019.

The annual total compensation of our median employee (other than those serving as the Chief Executive Officer) for 2019 was $57,628. Two individuals served as Chief Executive Office during 2019. Mr. DeWindt served as Chief Executive Officer from January 1, 2019 through his resignation on June 6, 2019. Mr. Vesey served as Principal Executive Officer from June 6, 2019 through December 31, 2019. For purposes of calculating this pay ratio, we have added together the total compensation paid to each of Messrs. DeWindt and Vesey during the time each individual served as Principal Executive Officer during 2019. As disclosed in the Summary Compensation Table, the total annual compensation for those serving as Principal Executive Officer for 2019 was $407,952. Based on the foregoing, our estimate of the ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of all other employees was approximately 7 to 1. Given the different methodologies that various public companies will use to determine an estimate of their pay ratio, the estimated ratio reported above should not be used as a basis for comparison between companies.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

Stock Plans

2012 Plan. The Company’s 2012 Stock-Based Compensation Plan (the “2012 Plan”) has been established by the Company to: (i) attract and retain skilled employees and directors; (ii) motivate participants, by means of appropriate incentives, to achieve long-range goals; and (iii) link participants’ interests with those of the Company’s stockholders through compensation that is based on the Common Stock, and thereby promote the continued growth and financial success of the Company. At the annual stockholder’s meeting held on June 6, 2012, the Company’s stockholders approved the 2012 Plan. The 2012 Plan was amended on June 5, 2018 to increase the number of shares available for grant under the 2012 Plan from 600,000 to 1,000,000. The 2012 Plan authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses, and other equity-based awards. As of December 31, 2019, the number of shares of Common Stock available for future award grants to employees, officers and directors under the 2012 Plan is 555,207. In February 2020, an additional 41,560 shares of Common Stock were issued to officers for performance under the 2019 incentive compensation plan.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2019, regarding securities authorized for issuance upon the exercise of stock options and vesting of Restricted Stock under all of the Company’s equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Vesting of Stock Awards	(b) Weighted Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders (1)	63,922	$14.94	555,207
Total	63,922	$14.94	555,207

(1)	Includes the 2012 Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of  April 24, 2020 by (i) each person who, to the knowledge of the Company, beneficially owns more than 5% of the outstanding Common Stock, (ii) each of the directors (including the nominees for director), (iii) the Company’s named executive officers listed in the Summary Compensation Table, and (iv) all directors and executive officers of the Company as a group. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name	Number of Shares Beneficially Owned	Percent
Directors (including all nominees) and Named Executive Officers
Jeffrey Geygan (1)	145,093	3.4%
Vito Legrottaglie (2)	50,204	1.2%
Dale Foster (3)	47,370	1.1%
Michael Vesey (4)	34,976	*
Mike Faith (5)	20,000	*
Charles Bass (6)	17,681	*
Steve DeWindt (7)	9,500	*
Diana Kurty (8)	8,504	*
John McCarthy (9)	2,500	*
Andy Bryant (10)	2,500	*
Ross Crane (11)	—	*
Carol DiBattiste (12)	—	*
All Directors (including all nominees) and executive officers as a group (11 persons) (13)	328,828	7.6%
Beneficial owners of more than 5% of Common Stock
FMR, LLC (14)	653,276	15.2%
Survivor’s Trust u/a Eighth - E&M Shea Revocable Trust and Descendant’s Trust u/a Tenth - E&M Shea Revocable Trust (15)	292,191	6.8%
Renaissance Technologies LLC (16)	286,796	6.7%

*	Less than one percent

To the Company’s knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares beneficially owned, which are set forth opposite such person’s name. Unless otherwise noted below, the information as to beneficial ownership is based upon statements furnished to the Company by the beneficial owners. For purposes of computing the percentage of outstanding shares held by each person named above, pursuant to the rules of the SEC, any security that such person has the right to acquire within 60 days of the date of calculation is deemed to be outstanding, but such security is not deemed to be outstanding for purposes of computing the percentage ownership of any other person.

The address for each director and executive officer of the Company is c/o Wayside Technology Group, Inc., 4 Industrial Way West, 3rd Floor, Eatontown, New Jersey 07724.

(1)	Mr. Geygan is a member of our Board and our Board Chair. Mr. Geygan owns a total of 11,925 shares of Common Stock, individually. The remaining 133,168 shares are held by Global Value Investment Corp. (“GVIC”). Mr. Geygan is the President and Chief Executive Officer of GVIC and may exercise voting and dispositive power over all such shares held by GVIC. As a result, Mr. Geygan may be deemed to have a beneficial interest in such 133,168 shares held by GVIC.
(2)	Includes 19,011 shares of unvested Restricted Stock. Mr. Legrottaglie is our Vice President and Chief Information Officer.

(3)	Includes 37,990 shares of unvested Restricted Stock. Mr. Foster is a member of our Board and our Chief Executive Officer.
(4)	Includes 21,368 shares of unvested Restricted Stock. Mr. Vesey is our Vice President and Chief Financial Officer.
(5)	Includes 2,000 shares held in an Individual Retirement Account. Mr. Faith is a member of our Board.
(6)	Includes 12,290 shares of unvested Restricted Stock. Mr. Bass is our Vice President of New Business Development.
(7)	Based solely on information provided by Mr. DeWindt in a Form 4 filed with the SEC on February 13, 2019. Mr. DeWindt was formerly a member of our Board and left for personal health reasons effective June 6, 2019, as disclosed in a Current Report on Form 8-K the Company filed with the SEC on May 31, 2019.
(8)	Ms. Kurty is a member of our Board.
(9)	Mr. McCarthy is a member of our Board.
(10)	Mr. Bryant is a member of our Board.
(11)	Mr. Crane is a member of our Board.
(12)	Ms. DiBattiste is a director nominee to our Board.
(13)	Includes 90,659 shares of unvested Restricted Stock.
(14)	Based solely on information provided by FMR LLC in a Schedule 13G/A filed with the SEC on February 7, 2020. The address for FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.
(15)	Based on information provided in the most recent proxy questionnaire completed by John C. Morrissey, the trustee for E&M Shea Revocable Trusts. The Survivors u/a Eighth - E&M Shea Revocable Trust holds 146,096 shares with the balance of the shares held in the Descendant’s Trust u/a Tenth - E&M Shea Revocable Trust. The address for the E&M Revocable Trusts is 655 Brea Canyon Road, Walnut, California 91789.
(16)	Based solely on information provided by Renaissance Technologies LLC in a Schedule 13G/A filed with the SEC on February 13, 2020. The address for Renaissance Technologies LLC is 800 Third Avenue New York, New York 10022.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

Transactions With Related Persons

The Company has adopted a written policy whereby all transactions between the Company and each related person (as defined in Item 404 of Regulation S-K) or in which any related person had or will have a direct or indirect material interest must be on terms no less favorable to the Company than could be obtained from unrelated third parties and require pre-approval by a majority of the disinterested members of the Board. During the years ended December 31, 2019 and 2018, the Company made sales to a customer where John McCarthy is an executive. During the years ended December 31, 2019 and 2018, net sales to this customer totaled $0.1 million for each year, and amounts due from this customer as of December 31, 2019 and 2018 totaled $0.1 million, respectively, which were settled in cash subsequent to each year end. These sales were on terms no less favorable to the Company than could be obtained from unrelated third parties.

Director Independence

The Board has determined that the following directors are independent under the NASDAQ listing standards: Messrs. Faith, Geygan, McCarthy, Bryant and Crane and Ms. Kurty. The Board has also determined that Ms. DiBattiste, a director nominee not currently serving on the Board, would be considered independent under the NASDAQ listing standards if elected.

Item 14. Principal Accounting Fees and Services

Fees and Independence

Audit Fees, Audit-Related Fees and Tax Fees

The following table sets forth the fees billed by BDO USA, LLP (“BDO”) for the fiscal years ended December 31, 2019 and 2018 for the categories of services indicated.

Category	2019	2018
Audit Fees – (1)	$240,000	$355,000
Audit-Related Fees – (2)	$27,224	$22,500
Tax Fees – (3)	$124,687	$97,469

(1)	Consists of fees billed for the audit of our annual financial statements, review of interim financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the auditors in connection with statutory and regulatory filings, including registration statements and consents.
(2)	Consist of services not directly related to the audit of the Company’s financial statements which includes audits of benefit plans.
(3)	Consists of services for tax compliance and tax advice for 2019 and 2018.
(4)	Includes additional fees billed for the 2018 audit of our annual financial statements that were billed subsequent to the filing of the 2019 proxy statement.

The following table sets forth the fees billed by EisnerAmper LLP for the fiscal year ended December 31, 2018 for the categories of services indicated.

Category	2018
Audit Fees – (1)	$25,000
Audit-Related Fees	$—
Tax Fees	$—

(1)	Consists of fees billed for the review of interim financial statements included in our Quarterly Report on Form 10-Q for the first fiscal quarter of 2018.

The Audit Committee has determined that the provision of services by BDO described in the preceding paragraphs is compatible with maintaining BDO independence. All permissible audit and non-audit services provided by BDO in 2019 and 2018 were pre-approved by the Audit Committee on a case-by-case basis.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are being filed herewith:

Exhibit No.	Description of Exhibit

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Dale Foster, the Chief Executive Officer of the Company.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Michael Vesey, the Vice President and Chief Financial Officer of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 29, 2020.

WAYSIDE TECHNOLOGY GROUP, INC.

By:	/s/ Dale Foster
Dale Foster, Chief Executive Officer