Form 10-Q
period 2020-03-31
Wayside Technology Group, Inc.
filed 2020-05-08
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerated Filer ◻	Accelerated Filer ◻
Smaller Reporting Company ⌧
Non-Accelerated Filer ⌧	Emerging Growth Company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ◻ No ⌧

There were 4,351,473 outstanding shares of common stock, par value $.01 per share (“Common Stock”) as of May 5, 2020, not including 933,027 shares classified as treasury stock.

Wayside Technology Group, Inc. and Subsidiaries

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,587	$14,984
Accounts receivable, net of allowances of $785 and $765, respectively	108,791	100,987
Inventory, net	2,248	2,760
Vendor prepayments	560	100
Prepaid expenses and other current assets	2,600	2,718
Total current assets	125,786	121,549

Equipment and leasehold improvements, net	1,122	1,215
Right-of-use assets, net	1,708	1,792
Accounts receivable-long-term, net	1,015	1,358
Other assets	91	111
Deferred income taxes	124	256
Total assets	$129,846	$126,281
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$82,343	$78,364
Lease liability, current portion	370	383
Total current liabilities	82,713	78,747

Lease liability, net of current portion	2,094	2,189
Non-current liabilities	89	89
Total liabilities	84,896	81,025

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 5,284,500 shares issued: 4,567,444 and 4,505,693 shares outstanding, respectively	53	53
Additional paid-in capital	31,961	32,874
Treasury stock, at cost, 717,056 and 778,807 shares, respectively	(12,209)	(13,256)
Retained earnings	26,776	26,715
Accumulated other comprehensive loss	(1,631)	(1,130)
Total stockholders’ equity	44,950	45,256
Total liabilities and stockholders' equity	$129,846	$126,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

(Amounts in thousands, except per share data)

	Three months ended
	March 31,
	2020	2019

Net sales	$62,618	$44,858

Cost of sales	54,454	37,624

Gross profit	8,164	7,234

Selling, general, and administrative expenses	5,500	5,515

Legal and financial advisory expenses - unsolicited bid and related matters	1,323	—

Acquisition related costs	403	—

Income from operations	938	1,719

Other income:

Interest, net	62	169

Foreign currency transaction gain	115	62

Income before provision for income taxes	1,115	1,950

Provision for income taxes	279	487

Net income	$836	$1,463

Income per common share-Basic	$0.18	$0.32

Income per common share-Diluted	$0.18	$0.32

Weighted average common shares outstanding — Basic	4,447	4,404

Weighted average common shares outstanding — Diluted	4,447	4,404

Dividends paid per common share	$0.17	$0.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three months ended
	March 31,
	2020	2019

Net income	$836	$1,463

Other comprehensive income (loss):
Foreign currency translation adjustments	(501)	127
Other comprehensive income (loss)	(501)	127

Comprehensive income	$335	$1,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Total
Balance at January 1, 2020	5,284,500	$53	$32,874	778,807	$(13,256)	$26,715	$(1,130)	$45,256
Net income	—	—	—	—	—	836	—	836
Translation adjustment	—	—	—	—	—	—	(501)	(501)
Dividends paid	—	—	—	—	—	(775)	—	(775)
Share-based compensation expense	—	—	167	—	—	—	—	167
Restricted stock grants (net of forfeitures)	—	—	(1,080)	(63,810)	1,079	—	—	(1)
Treasury shares repurchased	—	—	—	2,059	(32)	—	—	(32)
Balance at March 31, 2020	5,284,500	$53	$31,961	717,056	$(12,209)	$26,776	$(1,631)	$44,950

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Total
Balance at January 1, 2019	5,284,500	$53	$32,392	788,006	$(13,447)	$22,994	$(1,419)	$40,573
Net income	—	—	—	—	—	1,463	—	1,463
Translation adjustment	—	—	—	—	—	—	127	127
Dividends paid	—	—	—	—	—	(767)	—	(767)
Share-based compensation expense	—	—	165	—	—	—	—	165
Restricted stock grants (net of forfeitures)	—	—	(318)	(18,780)	318	—	—	—
Treasury shares repurchased	—	—	—	1,905	(20)	—	—	(20)
Balance at March 31, 2019	5,284,500	$53	$32,239	771,131	$(13,149)	$23,690	$(1,292)	$41,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three months ended
	March 31, 2020
	2020	2019
Cash flows from operating activities
Net income	$836	$1,463
Adjustments to reconcile net income to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization expense	96	135
Deferred income tax benefit	132	66
Share-based compensation expense	167	165
Amortization of discount on accounts receivable	(62)	(153)
Amortization of right-of-use assets	112	94
Changes in operating assets and liabilities:
Accounts receivable	(7,821)	(2,539)
Inventory	507	(163)
Prepaid expenses and other current assets	100	(728)
Vendor prepayments	(460)	1,597
Accounts payable and accrued expenses	4,150	94
Lease liability, net	(134)	(33)
Other assets and liabilities	15	30
Net cash and cash equivalents (used in) provided by operating activities	(2,362)	28

Cash flows from investing activities
Purchase of equipment and leasehold improvements	1	(82)
Net cash and cash equivalents used in investing activities	1	(82)

Cash flows from financing activities
Purchase of treasury stock	(32)	(20)
Borrowings under revolving credit facility	1,300	—
Repayments of borrowings under revolving credit facility	(1,300)	—
Dividends paid	(775)	(767)
Net cash and cash equivalents used in financing activities	(807)	(787)

Effect of foreign exchange rate on cash and cash equivalents	(229)	20

Net decrease in cash and cash equivalents	(3,397)	(821)
Cash and cash equivalents at beginning of period	14,984	14,883
Cash and cash equivalents at end of period	$11,587	$14,062

Supplementary disclosure of cash flow information:
Income taxes paid	$108	$161

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2020

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

The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, stock-based compensation, evaluation of performance obligations and allocation of revenue to distinct items, contingencies and litigation. The Company bases its estimates on its historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the opinion of the Company’s management, all adjustments that are of a normal recurring nature, considered necessary for fair presentation, have been included in the accompanying condensed consolidated financial statements. The Company’s actual results may differ from these estimates under different assumptions or conditions. The unaudited condensed consolidated statements of earnings for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities Exchange Commission for the year ended December 31, 2019.

2.           Recently Issued Accounting Standards:

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)” ("ASU 2016-13"). ASU 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. In November 2019, FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).”  This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is planning to adopt this standard in the first quarter of fiscal 2023. The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-13 on its Consolidated Financial Statements, particularly its recognition of allowances for accounts receivable.

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

3.         Foreign Currency Translation:

Assets and liabilities of the Company’s foreign subsidiaries have been translated using the end of the reporting period exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period. Foreign currency transaction gains and losses are recorded as income or expenses as amounts are settled. The net sales from our foreign operations for the three months ended March 31, 2020 and 2019 were $4.7 million and $5.2 million, respectively.

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

Disaggregation of Revenue

We generate revenue from the re-sale of third-party software licenses, subscriptions, hardware, and related service contracts. Finance fees related to sales are classified as interest income. The following table depicts the disaggregation of revenue according to revenue type and is consistent with how we evaluate our financial performance:

	(Unaudited)
	Three months ended
Net sales:	March 31,	March 31,
	2020	2019
Hardware, software and other products	$57,583	$40,189
Software - security & highly interdependent with support	1,953	1,892
Maintenance, support & other services	3,082	2,777
Net sales	$62,618	$44,858

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

Contract balances - Accounts receivable is recorded at the invoiced amount, net of an allowance for doubtful accounts. A receivable is recognized in the period we deliver goods or provide services or when our right to consideration is unconditional. Payment terms on invoiced amounts are typically 30-75 days. The balance of accounts receivable, net of allowance for doubtful accounts as of March 31, 2020 and December 31, 2019 is presented in the accompanying Consolidated Balance Sheets. Accounts receivable-long-term result from product sales with extended payment terms that are discounted to their present values at the Company’s estimates of prevailing market rates at the time of the sale. The Company has determined that these amounts do not represent variable consideration as the amount earned is fixed. In subsequent periods, the accounts receivable is increased to the amounts due and payable by the customers through the accretion of interest income on the unpaid accounts receivable due in future years. The amounts due under these long-term accounts receivable due within one year are reclassified to the current portion of accounts receivable and are shown net of reserves. As our revenues are generally recognized at a point in time in the same period as they are billed, we have no deferred revenue balances. Provisions for doubtful accounts including long-term accounts receivable and returns are estimated based on historical write offs, sales returns and credit memo analysis which are adjusted to actual on a periodic basis.

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

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

	(Unaudited)
	Three months ended
	March 31,
	2020	2019
Cash paid for operating lease liabilities	$120	$124
Right-of-use assets obtained in exchange for new operating lease obligations (1)	$—	$2,163
Weighted-average remaining lease term	6.9 years	7.8 years
Weighted-average discount rate	3.4%	3.4%

(1)	Represents operating leases existing on January 1, 2019 and recognized as part of the Company’s adoption of ASU 2016-02. No new operating leases commenced during the three months ended March 31, 2020 and 2019.

Maturities of lease liabilities as of March 31, 2020 were as follows:

2020 (excluding the three months ended March 31, 2020)	$318
2021	405
2022	414
2023	463
2024	473
Thereafter	1,100
3,173
Less: imputed interest	(709)
Total lease liabilities	$2,464

Lease liabilities, current portion	370
Lease liabilities, net of current portion	2,094
Total lease liabilities	$2,464

7.            Fair Value:

The carrying amounts of financial instruments, including cash and cash equivalents, short-term accounts receivable and accounts payable approximated fair value at March 31, 2020 and December 31, 2019 because of the relative short maturity of these instruments. The Company’s accounts receivable long-term are discounted to their present value at prevailing market rates at the time of sale.

8.           Balance Sheet Detail:

Equipment and leasehold improvements consist of the following:

	(Unaudited)
	March 31,	December 31,
	2020	2019
Equipment	$2,230	$2,230
Leasehold improvements	1,289	1,289
	3,519	3,519
Less accumulated depreciation and amortization	(2,397)	(2,304)
	$1,122	$1,215

During the three months ended March 31, 2020 and 2019, the Company recorded depreciation and amortization expense of $0.1 million, respectively. Depreciation and amortization expense are included in selling, general and administrative expense.

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

	(Unaudited)
	March 31,	December 31,
	2020	2019
Total amount due from customer	$5,303	$5,656
Less: unamortized discount	(131)	(194)
Less: current portion included in accounts receivable	(4,157)	(4,104)
	$1,015	$1,358

The undiscounted cash flows to be received by the Company relating to these accounts receivable long-term expects to be $4.3 million and $1.0 million during the 12-month periods ending March 31, 2021 and 2022, respectively.

Accounts payable and accrued expenses consist of the following:

	(Unaudited)
	March 31,	December 31,
	2020	2019
Trade accounts payable	$76,988	$73,310
Accrued expenses	5,355	5,054
	$82,343	$78,364

9.            Credit Facility:

On November 15, 2017, the Company entered into a $20,000,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Second Amended and Restated Revolving Credit Loan Agreement (the “Loan Agreement”), Second Amended and Restated Revolving Credit Loan Note (the “Note”), Second Amended and Restated Security Agreement (the “Security Agreement”) and Second Amended and Restated Pledge and Security Agreement (the “Pledge Agreement”). The Credit Facility, which will be used for working capital and general corporate purposes, matures on August 31, 2020, at which time the Company must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any, fees, costs and expenses. In addition, the Company will pay regular monthly payments of all accrued and unpaid interest. The interest rate for any borrowings under the Credit Facility is subject to change from time to time based on the changes in the LIBOR Rate, as defined in the Loan Agreement (the “Index”). The Index was 1.62% at March 31, 2020. Interest on the unpaid principal balance of the Note will be calculated using a rate of 1.50 percentage points over the Index. If the Index becomes unavailable during the term of the Credit Facility, interest will be based upon the Prime Rate (as defined in the Loan Agreement) after notifying the Company. The Credit Facility is secured by the assets of the Company.

Among other affirmative covenants set forth in the Loan Agreement, the Company must maintain (i) a minimum Debt Service Coverage Ratio (as defined in the Loan Agreement) of not less than 2.0 to 1.0, (ii) a maximum Leverage Ratio (as defined in the Loan Agreement) of at least 2.5 to 1.0, and (iii) a minimum Collateral Coverage Ratio (as defined in the Loan Agreement) of not less than 1.5 to 1.0. Additionally, the Loan Agreement contains negative covenants prohibiting, among other things, the creation of certain liens, the alteration of the nature or character of the Company’s business, and transactions with the Company’s shareholders, directors, officers, subsidiaries and/or affiliates other than with respect to (i) the repurchase of the issued and outstanding capital stock of the Company from the stockholders of the Company or (ii) the declaration and payment of dividends to the stockholders of the Company. The Company was in compliance with all such covenants at March 31, 2020 and December 31, 2019.

At March 31, 2020 and December 31, 2019, the Company had no borrowings outstanding under the Credit Facility.

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	(Unaudited)
	Three months ended
	March 31,
	2020	2019
Numerator:
Net income	$836	$1,463

Less distributed and undistributed income allocated to participating securities	20	34

Net income attributable to common shareholders	816	1,429

Denominator:
Weighted average common shares (Basic)	4,447	4,404

Weighted average common shares including assumed conversions (Diluted)	4,447	4,404

Basic net income per share	$0.18	$0.32
Diluted net income per share	$0.18	$0.32

11.        Major Customers and Vendors:

The Company had two major vendors that accounted for 22% and 14%, respectively, of total purchases during the three months ended March 31, 2020 and 28% and 16%, respectively, of total purchases during the three months ended March 31, 2019.

The Company had two major customers that accounted for 27% and 14%, respectively, of its net sales during the three months ended March 31, 2020 and 26% and 18%, respectively, of its net sales during the three months ended March 31, 2019. These same customers accounted for 43% and 9%, respectively, of total net accounts receivable as of March 31, 2020 and 43% and 12%, respectively, of total net accounts receivable as of December 31, 2019.

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

The effective tax rate for the three months ended March 31, 2020 and March 31, 2019 was 25.0%.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property.

We continue to examine the impact that the CARES Act may have on our business. Currently, we are unable to determine the impact that the CARES Act will have on our financial condition, results of operations, or liquidity.

13.          Stockholders’ Equity and Stock Based Compensation:

The 2012 Stock-Based Compensation Plan (the “2012 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2012 Plan was 600,000, which was increased to 1,000,000 shares by shareholder approval at the Company’s 2018 Annual Meeting in June 2018. As of March 31, 2020, the number of shares of Common Stock available for future award grants to employees, officers and directors under the 2012 Plan is 449,837.

During the three months ended March 31, 2020, the Company granted a total of 66,560 shares of Restricted Stock to officers. These shares of Restricted Stock vest in sixteen equal quarterly installments. During the three months ended March 31, 2020, a total of 2,750 shares of Restricted Stock were forfeited.

During the three months ended March 31, 2019, the Company granted a total of 20,405 shares of Restricted Stock to officers and employees. These shares of Restricted Stock vest over time in sixteen equal quarterly installments. During the three months ended March 31, 2019, a total of 1,625 shares of Restricted Stock were forfeited.

A summary of nonvested shares of Restricted Stock awards outstanding under the 2012 Plan as of March 31, 2020, and changes during the three months then ended is as follows:

		Weighted
		Average Grant
		Date
	Shares	Fair Value
Nonvested shares at January 1, 2020	63,922	$14.94
Granted in 2020	66,560	12.58
Vested in 2020	(10,880)	14.28
Forfeited in 2020	(2,750)	17.92
Nonvested shares at March 31, 2020	116,852	$13.59

As of March 31, 2020, there is approximately $1.5 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.9 years.

During the three months ended March 31, 2020 and March 31, 2019, the Company recognized share-based compensation expense of $0.2 million.

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

	(Unaudited)
	Three months ended March 31,
	2020	2019
Revenue:
Lifeboat Distribution	$57,264	$40,055
TechXtend	5,354	4,803
	62,618	44,858
Gross Profit:
Lifeboat Distribution	$7,162	$6,198
TechXtend	1,002	1,036
	8,164	7,234
Direct Costs:
Lifeboat Distribution	$2,637	$2,484
TechXtend	462	437
	3,099	2,921
Segment Income Before Taxes: (1)
Lifeboat Distribution	$4,525	$3,714
TechXtend	540	599
Segment Income Before Taxes	5,065	4,313

General and administrative	$2,401	$2,594
Legal and financial advisory expenses - unsolicited bid and related matters	1,323	—
Acquisition related costs	403	—
Interest, net	62	169
Foreign currency transaction gain	115	62
Income before taxes	$1,115	$1,950

(1)	Excludes general corporate expenses including interest and foreign currency translation expenses.

	(Unaudited)
	As of	As of
	March 31,	December 31,
Selected Assets by Segment:	2020	2019

Lifeboat Distribution	$107,450	$99,602
TechXtend	5,164	5,603
Segment Select Assets	112,614	105,205
Corporate Assets	17,232	21,076
Total Assets	$129,846	$126,281

	(Unaudited)
	Three months ended
Disaggregation of Revenue:	March 31,	March 31,
	2020	2019
Lifeboat Distribution

Hardware, software and other products	$52,494	$35,852
Software - security & highly interdependent with support	1,925	1,836
Maintenance, support & other services	2,845	2,367
Net Sales	$57,264	$40,055

TechXtend

Hardware, software and other products	$5,089	$4,337
Software - security & highly interdependent with support	28	56
Maintenance, support & other services	237	410
Net Sales	$5,354	$4,803

15.          Related Party Transactions:

The Company made sales to a customer where a member of our Board of Directors is an executive. During the three months ended March 31, 2020 and 2019, net sales to this customer totaled less than $0.1 million, respectively, and amounts due from this customer as of March 31, 2020 and December 31, 2019 totaled less than $0.1 million, respectively, which were settled in cash subsequent to each period end.

16.          Unsolicited Bid and Shareholder Demand:

On July 15, 2019, the Company received a letter from Shepherd Kaplan Krochuk, LLC (“SKK”) and North & Webster SSG, LLC (“N&W”) announcing an unsolicited bid to acquire the Company for $14.37 per share (the “July 15 Proposal”), which reflected an approximate 32.8% premium over the Company’s adjusted closing stock price on July 12, 2019, one trading day earlier. The July 15 Proposal was subject to a number of contingencies, including the need for SKK and N&W to secure financing to complete a transaction. On August 23, 2019, the Company received another unsolicited offer from SKK and N&W, proposing to acquire the Company for $16.38 per share (the “August 23 Proposal”), which reflected an approximate 18.1% premium over the Company’s closing stock price one day earlier, and requesting members of the Board and management to enter into voting and support agreements in connection with the execution of a definitive merger agreement. The August 23 Proposal, similar to the July 15 Proposal, was subject to a number of contingencies, including the need for SKK and N&W to secure financing to complete a transaction.

On November 27, 2019, SKK, N&W, and Messrs. Shepherd, Kaplan, Krochuk and Kidston (collectively, the “SKK 13D Group”) entered into a Joint Filing Agreement and filed a Schedule 13D with the SEC, disclosing an aggregate 5.8% ownership stake in the Company. Also on November 27, 2019, Mr. Nynens entered into an agreement with SKK and N&W (the “November 27 Agreement”), granting SKK an irrevocable proxy to vote his shares of Common Stock (i) in favor of any acquisition proposal by SKK, (ii) against any third-party acquisition, and (iii) as directed by SKK with respect to the election of directors nominated by persons other than the Company. The November 27 Agreement also provides that, upon the consummation of the acquisition by an SKK-controlled entity of up to 100% of the outstanding capital stock of the Company, Nynens be appointed as Executive Chairman of the Company at an annual base salary of $250,000 in addition to stock option grants or comparable equity awards representing three percent (3%) of the outstanding equity of the Company, and for a minimum term of three (3) years.

On December 20, 2019, Mr. Nynens delivered a nomination notice to the Company regarding his intent to nominate Kim J. McCauley, Delynn Copley, Dennis M. Crowley, III and Nilesh Shah at the Meeting (the “Nomination Notice”).

On December 23, 2019, the SKK 13D Group filed Amendment No. 2 to its Schedule 13D disclosing the Nomination Letter and stating that it sought to engage in discussions with the Company’s management and Board about its composition, the Company’s financial position and other means of enhancing stockholder value, including the potential sale of the Company. Mr. Nynens filed Amendment No. 3 to his Schedule 13D, disclosing and stating the same.

On January 22, 2020, the Company received a letter from one of its stockholders demanding that the Board investigate and bring an action against Mr. Nynens for breaches of certain restrictive covenants contained in his Separation and Release Agreement, dated May 11, 2018 (the “Nynens Separation Agreement”), including his covenant not to seek future employment with the Company (the “Shareholder Derivative Demand”).

On February 11, 2020, after considering the proposals with its financial advisers, the Board responded to SKK and N&W that the expired proposal received on December 10, 2019 would not have been in the best interests of the Company’s stockholders because it undervalues the Company, and did not serve as a basis for further diligence or discussion.

On February 14, 2020, after conducting an investigation, and in response to the Shareholder Derivative Demand, the Company filed a lawsuit (the “Lawsuit”) against Mr. Nynens, SKK, and N&W in the Superior Court of New Jersey Monmouth County, asserting claims against Mr. Nynens for alleged breaches of the Nynens Separation Agreement, including for violating his covenant not to seek future employment with the Company, and claims for tortious interference against SKK and N&W for inducing Mr. Nynens to commit these breaches. In connection with its claims, the Company sought monetary damages, injunctive relief and a declaratory judgment.

17.          Contingencies:

In January 2020, the Company entered into an agreement with a financial advisory firm (“Advisor”) to provide services related to an unsolicited offer to buy the Company. As part of the agreement, among other things, the Company granted a right of first refusal to the Advisor to act as the Company’s financial advisor in a potential sale or merger of the Company, and agreed to pay a contingent fee of $0.5 million if there is no such change in control of the Company as of the expiration of the agreement, on December 31, 2020. Achievement of the criteria in the agreement and payment of the contingent fees are dependent on a number of factors that are outside of the Company’s control, including actions requiring potential approval by the Company’s shareholders. Therefore, no accrual for the contingent fee has been recorded as of March 31, 2020.

As part of the evaluation of an unsolicited offer to purchase the Company, nomination of directors by a shareholder, and shareholder demand to investigate a potential breach in a separation agreement, the Company incurred approximately $1.3 million in legal and advisory expenses during the three months ended March 31, 2020. In connection with this the Company made certain claims for reimbursement under its insurance policies. As of March 31, 2020, reimbursement for insurance proceeds under these policies have not been recorded as they have not been realized.

18.          Subsequent Events:

Unsolicited Bid and Shareholder Demand

On April 16, 2020 (the “Effective Date”), the Company entered into a Settlement Agreement (the “Agreement”) with Mr. Nynens, SKK, N&W, and each of Dennis Crowley, David Shepherd, David Kaplan, Timothy Krochuk and Samuel Kidston (collectively with SKK and N&W, the “SKK Parties”). Pursuant to the Agreement, the Company agreed to voluntarily dismiss the Lawsuit with prejudice, and it did so on April 21, 2020. The Company also agreed to purchase all of Mr. Nynens’ 261,631 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) owned, of record or beneficially, as of the Effective Date, at a price set by calculating the volume-weighted average price of such shares trading on the NASDAQ Global Market for the ten trading days ending on the close of the trading day immediately preceding the Effective Date, and with each party paying for its own fees and expenses. As of the Effective Date, Mr. Nynens and the SKK Parties agreed to terminate November 27 Agreement and did so on April 16, 2020. Further, the SKK Parties agreed to terminate the Joint Filing Agreement, dated November 27, 2019, by and between Mr. Nynens and the SKK Parties, and did so on April 16, 2020. Additionally, as of the Effective Date, Mr. Nynens agreed to withdraw the notice of intent to nominate director candidates for election at the 2020 annual meeting of stockholders of the Company, submitted by Mr. Nynens on December 20, 2019, and to cease all solicitation of proxies and other activities in connection with such annual meeting, and Mr. Nynens did so on April 16, 2020.

On April 23, 2020, the Company completed the purchase of 261,631 shares of common stock at $13.19 per share pursuant to the Settlement Agreement, representing approximately 5.8% of the issued and outstanding common stock of the Company, for a purchase price of $3.5 million.

Acquisition of Interwork Technologies

On April 20, 2020, CLIMB Channel Solutions (Canada) Inc. (“Buyer”), a newly-formed indirect subsidiary of the Company, entered into a Stock Purchase Agreement (the “SPA”) with Interwork Group, Inc. (“Seller”), Interwork Technologies Inc., a Delaware corporation (“Interwork US”), Interwork Technologies Inc., a corporation incorporated under the laws of the Province of Ontario, Canada (“Interwork Canada”), and Firepower Equity Inc. On April 30, 2020, Buyer completed the acquisition of Interwork US and Interwork Canada.

Pursuant to the SPA, Buyer acquired Interwork US and Interwork Canada for an aggregate purchase price of $5 million Canadian dollar paid at closing plus a potential post-closing $1.1 million Canadian dollar earn-out.

The SPA contains customary representations, warranties and covenants.  The SPA also contains indemnification obligations of both Buyer and Seller, subject to certain limitations, and covenants regarding the conduct of each party prior to closing.

COVID-19

In March 2020, the World Health Organization declared the novel coronavirus, COVID-19, a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. While the Company offers a full suite of solutions and services that address customer priorities across the technology landscape, it is not possible for the Company to predict the duration or magnitude of adverse results of the outbreak and its effects on the Company’s business, liquidity or results of operations at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of risk and uncertainties, including those set forth under the heading “Forward Looking Statements” and “Item 1A. Risk Factors” and elsewhere in this report and those set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 4, 2020. The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included in this report and the consolidated financial statements and related notes included in our 2019 Annual Report on Form 10-K.

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

COVID-19

We are closely monitoring the impact of the 2019 novel coronavirus, or COVID-19, pandemic on all aspects of our business.

In the first quarter of 2020, we took a number of precautionary measures designed to help minimize the risk of the spread of the virus to our employees, including temporarily closing our offices and requiring all employees to work remotely.

While we did not incur significant disruptions to our operations during the three months ended March 31, 2020 as a result of the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our business, liquidity or results of operations at this time.

This situation is changing rapidly, and additional impacts may arise that we are not aware of currently. For further information regarding the impact of COVID-19, see Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.

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

Dividend Policy and Share Repurchase Program. Historically we have sought to return value to investors through the payment of quarterly dividends and share repurchases. Total dividends paid and shares repurchased were $0.8 million and less than $0.1 million during each of the three months ended March 31, 2020 and 2019, respectively. The payment of future dividends and share repurchases is at the discretion of our Board of Directors and dependent on results of operations, projected capital requirements and other factors the Board of Directors may find relevant.

Stock Volatility. The technology sector of the United States stock markets is subject to substantial volatility. Numerous conditions which impact the technology sector or the stock market in general or the Company in particular, whether or not such events relate to or reflect upon the Company’s operating performance, could adversely affect the market price of the Company’s Common Stock. Furthermore, the potential adverse effect of the current pandemic of COVID-19, fluctuations in the Company’s operating results, announcements regarding litigation, the loss of a significant vendor or customer, increased competition, reduced vendor incentives and trade credit, higher operating expenses, and other developments, could have a significant impact on the market price of our Common Stock.

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

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Substantial risks and uncertainties unknown at this time could cause actual results to differ materially from those indicated by such forward-looking statements, including, but not limited to, the continued acceptance of the Company’s distribution channel by vendors and customers, the timely availability and acceptance of new products, product mix, market conditions, competitive pricing pressures, contribution of key vendor relationships and support programs, including vendor rebates and discounts, as well as factors that affect the software industry in general and other factors generally. Currently, one of the most significant factors is the potential adverse effect of the current pandemic of COVID-19 on the Company, the global economy and financial markets.  The extent to which COVID-19 impacts the Company will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, including the impact on our reseller partners and the end customer markets they serve, among others. We strongly urge current and prospective investors to carefully consider the cautionary statements and risk factors contained in this report and our annual report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 4, 2020.

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

Financial Overview

Net sales increased 40%, or $17.7 million, to $62.6 million for the three months ended March 31, 2020 compared to $44.9 million for the same period in the prior year. Gross profit increased 13%, or $1.0 million, to $8.2 million for the three months ended March 31, 2020 compared to $7.2 million for the same period in the prior year. Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2020 remained consistent at $5.5 million with the same period in the prior year. Legal and financial advisory expenses – unsolicited bid and related matters for the three months ended March 31, 2020 were $1.3 million compared to no expense for the same period in the prior year. Acquisition related costs for the three months ended March 31, 2020 were $0.4 million compared to no expense for the same period in the prior year. Net income for the three months ended March 31, 2020 was $0.8 million compared to $1.5 million for the same period in the prior year. Diluted income per share for the three months ended March 31, 2020 was $0.18 compared to $0.32 for the same period in the prior year.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)” ("ASU 2016-13"). ASU 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. In November 2019, FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).”  This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is planning to adopt this standard in the first quarter of fiscal 2023. The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-13 on its Consolidated Financial Statements, particularly its recognition of allowances for accounts receivable.

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Three months ended
	March 31,
	2020	2019
Net sales	100.0%	100.0%
Cost of sales	87.0	83.9
Gross profit	13.0	16.1
Selling, general and administrative expenses	8.8	12.3
Legal and financial advisory expenses - unsolicited bid and related matters	2.1	—
Acquisition related costs	0.6	—
Income from operations	1.5	3.8
Other income	0.3	0.5
Income before income taxes	1.8	4.3
Income tax provision	0.4	1.1
Net income	1.3%	3.3%

Key Operating Metrics

Our management monitors several financial and non-financial measures and ratios on a regular basis in order to track the progress of our business. We believe that the most important of these measures and ratios include net sales, adjusted gross billings, gross profit, adjusted EBITDA, gross profit as a percentage of adjusted gross billings and adjusted EBITDA as a percentage of gross profit. We use a variety of operating and other information to evaluate the operating performance of our business, develop financial forecasts, make strategic decisions, and prepare and approve annual budgets. These key indicators include financial information that is prepared in accordance with US GAAP and presented in our Consolidated Financial Statements as well as non-US GAAP performance measurement tools.

	Three months ended
	March 31,	March 31,
	2020	2019

Net sales	$62,618	$44,858
Adjusted gross billings (Non-GAAP)	$173,099	$141,866

Gross profit	$8,164	$7,234
Gross profit - Lifeboat Distribution	$7,162	$6,198
Gross profit - TechXtend	$1,002	$1,036

Adjusted EBITDA (Non-GAAP)	$3,121	$2,258

Gross margin % - Adjusted gross billings (Non-GAAP)	4.7%	5.1%
Effective margin % - Adjusted EBITDA (Non-GAAP)	38.2%	31.2%

We consider gross profit growth and effective margin to be key metrics in evaluating our business. During the three months ended March 31, 2020, gross profit increased 13%, or $1.0 million, to $8.2 million compared to $7.2 million for the same period in the prior year while effective margin increased 700 basis points to 38.2% compared to 31.2% for the same period in 2019, reflecting the scalability in our business model.

Reconciliations of Non-GAAP Financial Measures

	Year ended March 31,
Reconciliation of net sales to adjusted gross billings (Non-GAAP):	2020	2019

Net sales	$62,618	$44,858
Costs of sales related to Software – security and highly interdependent with support and maintenance, support or other services	110,481	97,008
Adjusted gross billings	$173,099	$141,866

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

	Three months ended
	March 31,	March 31,
Net income reconciled to adjusted EBITDA:	2020	2019

Net income	$836	$1,463
Provision for income taxes	279	487
Depreciation and amortization	96	135
Interest expense	17	8
EBITDA	1,228	2,093
Share-based compensation	167	165
Legal and financial advisory expenses - unsolicited bid and related matters	1,323	-
Acquisition related costs	403	-
Adjusted EBITDA	$3,121	$2,258

We define adjusted EBITDA, as net income, plus provision for income taxes, depreciation, amortization, share-based compensation, interest, legal and financial advisory expenses – unsolicited bid and related matters and acquisition related costs. We define effective margin as adjusted EBITDA as a percentage of gross profit. We provided a reconciliation of adjusted EBITDA to net income, which is the most directly comparable US GAAP measure. We use adjusted EBITDA as a supplemental measure of our performance to gain insight into our businesses profitability when compared to the prior year and our competitors. Adjusted EBITDA is also a component to our financial covenants in our credit facility. Our use of adjusted EBITDA has limitations, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under US GAAP. In addition, other companies, including companies in our industry, might calculate adjusted EBITDA, or similarly titled measures differently, which may reduce their usefulness as comparative measures.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Net Sales and Adjusted Gross Billings

Net sales for the three months ended March 31, 2020 increased 40%, or $17.7 million, to $62.6 million compared to $44.9 million for the same period in the prior year. Adjusted gross billings for the three months ended March 31, 2020 increased 22%, or $31.2 million, to $173.1 million compared to $141.9 million for the same period in the prior year. Net sales increased at a higher rate than adjusted gross billings due to a higher percentage of sales being derived from software licenses and hardware, which is recorded on a gross basis, for the three months ended March 31, 2020, when compared to the same period in the prior year.

Lifeboat Distribution segment net sales for the three months ended March 31, 2020 increased $17.2 million, or 43%, to $57.3 million compared to $40.1 million for the same period in the prior year. Adjusted gross billings for the Lifeboat Distribution segment for the three months ended March 31, 2020 increased $31.6 million, or 23%, to $165.9 million compared to $134.3 million for the same period in the prior year. Net sales increased at a higher rate than adjusted gross billings due to a higher percentage of sales being derived from software licenses and hardware, which is recorded on a gross basis, for the three months ended March 31, 2020, when compared to the same period in the prior year. The increase in adjusted gross billings was primarily due to sales from new vendor partners added in 2018 and 2019, as well as increased sales volume from our existing partnerships.

TechXtend segment net sales for the three months ended March 31, 2020 increased $0.5 million, or 11%, to $5.3 million compared to $4.8 million for the same period in the prior year. Sales in our TechXtend segment may vary significantly from quarter to quarter based on the timing of IT spending decisions by our larger customers. Adjusted gross billings for the TechXtend segment for the three months ended March 31, 2020 decreased $0.4 million, or 6%, to $7.2 million compared to $7.6 million for the same period in the prior year.

During the three months ended March 31, 2020, we relied on two key customers for a total of 41% of our net sales, with one of these customers accounting for 27% and the other customer accounting for 14% of our total net sales during the three months ended March 31, 2020. The Company had two major customers that accounted for 26% and 18%, respectively, of its total net sales during the three months ended March 31, 2019. The Company had two major vendors that accounted for 22% and 14%, respectively, of total purchases during the three months ended March 31, 2020 and 28% and 16%, respectively, of total purchases during the three months ended March 31, 2019.

Gross Profit

Gross profit for the three months ended March 31, 2020 increased 13%, or $1.0 million, to $8.2 million compared to $7.2 million for the same period in the prior year. Lifeboat Distribution segment gross profit for the three months ended March 31, 2020 increased 16%, or $1.0 million, to $7.2 million compared to $6.2 million for the same period in the prior year due to the sales growth discussed above. TechXtend segment gross profit for the three months ended March 31, 2020 remained consistent at $1.0 million when compared to the same period in the prior year.

Vendor rebates and discounts for the three months ended March 31, 2020 were $1.0 million compared to $0.7 million for the same period in the prior year. Vendor rebates are dependent on reaching certain targets set by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully. We anticipate that price competition in our market will continue in both of our business segments.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended March 31, 2020 remained consistent at $5.5 million with the same period in the prior year. SG&A expenses were 8.8% of net sales for the three months ended March 31, 2020, compared to 12.3% for the same period in the prior year. The decrease as a percentage of net sales is primarily due to growth in net sales without a corresponding increase in SG&A expenses.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We plan to continue to expand our investment in business development, sales and marketing to maximize our market penetration.

Legal and Financial Advisory Expenses – Unsolicited Bid and Related Matters

Legal and financial advisory expenses – unsolicited bid and related matters for the three months ended March 31, 2020 were $1.3 million compared to no expense for the same period in the prior year. These expenses relate to the costs incurred in conjunction with the unsolicited bid and shareholder demand discussed below.

Acquisition Related Costs

Acquisition related costs for the three months ended March 31, 2020 were $0.4 million compared to no expense for the same period in the prior year. These expenses relate to costs incurred in conjunction with the acquisition of Interwork Technologies discussed below.

Income Taxes

For the three months ended March 31, 2020 and 2019, the Company recorded a provision for income taxes of $0.3 million and $0.5 million, respectively. The effective tax rate for the three months ended March 31, 2020 and 2019 was 25.0%, respectively.

Unsolicited Bid and Shareholder Demand

On July 15, 2019, the Company received a letter from SKK and N&W announcing an unsolicited bid to acquire the Company for $14.37 per share (the “July 15 Proposal”), which reflected an approximate 32.8% premium over the Company’s adjusted closing stock price on July 12, 2019, one trading day earlier. The July 15 Proposal was subject to a number of contingencies, including the need for SKK and N&W to secure financing to complete a transaction. On August 23, 2019, the Company received another unsolicited offer from SKK and N&W, proposing to acquire the Company for $16.38 per share (the “August 23 Proposal”), which reflected an approximate 18.1% premium over the Company’s closing stock price one day earlier, and requesting members of the Board and management to enter into voting and support agreements in connection with the execution of a definitive merger agreement. The August 23 Proposal, similar to the July 15 Proposal, was subject to a number of contingencies, including the need for SKK and N&W to secure financing to complete a transaction.

On November 27, 2019, SKK, N&W, and Messrs. Shepherd, Kaplan, Krochuk and Kidston (collectively, the “SKK 13D Group”) entered into a Joint Filing Agreement and filed a Schedule 13D with the SEC, disclosing an aggregate 5.8% ownership stake in the Company. Also on November 27, 2019, Mr. Nynens entered into an agreement with SKK and N&W (the “November 27 Agreement”), granting SKK an irrevocable proxy to vote his shares of Common Stock (i) in favor of any acquisition proposal by SKK, (ii) against any third-party acquisition, and (iii) as directed by SKK with respect to the election of directors nominated by persons other than the Company. The November 27 Agreement also provides that, upon the consummation of the acquisition by an SKK-controlled entity of up to 100% of the outstanding capital stock of the Company, Nynens be appointed as Executive Chairman of the Company at an annual base salary of $250,000 in addition to stock option grants or comparable equity awards representing three percent (3%) of the outstanding equity of the Company, and for a minimum term of three (3) years.

On December 20, 2019, Mr. Nynens delivered a nomination notice to the Company regarding his intent to nominate Kim J. McCauley, Delynn Copley, Dennis M. Crowley, III and Nilesh Shah at the Meeting (the “Nomination Notice”).

On December 23, 2019, the SKK 13D Group filed Amendment No. 2 to its Schedule 13D disclosing the Nomination Letter and stating that it sought to engage in discussions with the Company’s management and Board about its composition, the Company’s financial position and other means of enhancing stockholder value, including the potential sale of the Company. Mr. Nynens filed Amendment No. 3 to his Schedule 13D, disclosing and stating the same.

On January 22, 2020, the Company received a letter from one of its stockholders demanding that the Board investigate and bring an action against Mr. Nynens for breaches of certain restrictive covenants contained in his Separation and Release Agreement, dated May 11, 2018 (the “Nynens Separation Agreement”), including his covenant not to seek future employment with the Company (the “Shareholder Derivative Demand”).

On February 11, 2020, after considering the proposals with its financial advisers, the Board responded to SKK and N&W that the expired proposal received on December 10, 2019 would not have been in the best interests of the Company’s stockholders because it undervalues the Company, and did not serve as a basis for further diligence or discussion.

On February 14, 2020, after conducting an investigation, and in response to the Shareholder Derivative Demand, the Company filed a lawsuit (the “Lawsuit”) against Mr. Nynens, SKK, and N&W in the Superior Court of New Jersey Monmouth County, asserting claims against Mr. Nynens for alleged breaches of the Nynens Separation Agreement, including for violating his covenant not to seek future employment with the Company, and claims for tortious interference against SKK and N&W for inducing Mr. Nynens to commit these breaches. In connection with its claims, the Company sought monetary damages, injunctive relief and a declaratory judgment.

On April 16, 2020 (the “Effective Date”), the Company entered into a Settlement Agreement (the “Agreement”) with Mr. Nynens, SKK, N&W, and each of Dennis Crowley, David Shepherd, David Kaplan, Timothy Krochuk and Samuel Kidston (collectively with SKK and N&W, the “SKK Parties”). Pursuant to the Agreement, the Company agreed to voluntarily dismiss the Lawsuit with prejudice, and it did so on April 21, 2020. The Company also agreed to purchase all of Mr. Nynens’ 261,631 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) owned, of record or beneficially, as of the Effective Date, at a price set by calculating the volume-weighted average price of such shares trading on the NASDAQ Global Market for the ten trading days ending on the close of the trading day immediately preceding the Effective Date, and with each party paying for its own fees and expenses. As of the Effective Date, Mr. Nynens and the SKK Parties agreed to terminate November 27 Agreement and did so on April 16, 2020. Further, the SKK Parties agreed to terminate the Joint Filing Agreement, dated November 27, 2019, by and between Mr. Nynens and the SKK Parties, and did so on April 16, 2020. Additionally, as of the Effective Date, Mr. Nynens agreed to withdraw the notice of intent to nominate director candidates for election at the 2020 annual meeting of stockholders of the Company, submitted by Mr. Nynens on December 20, 2019, and to cease all solicitation of proxies and other activities in connection with such annual meeting, and Mr. Nynens did so on April 16, 2020.

On April 23, 2020, the Company completed the purchase of 261,631 shares of common stock, representing approximately 5.8% of the issued and outstanding common stock of the Company, for a purchase price of $3.5 million in accordance with the Settlement Agreement.

Acquisition of Interwork Technologies

On April 20, 2020, CLIMB Channel Solutions (Canada) Inc. (“Buyer”), a newly-formed indirect subsidiary of the Company, entered into a Stock Purchase Agreement (the “SPA”) with Interwork Group, Inc. (“Seller”), Interwork Technologies Inc., a Delaware corporation (“Interwork US”), Interwork Technologies Inc., a corporation incorporated under the laws of the Province of Ontario, Canada (“Interwork Canada”), and Firepower Equity Inc. On April 30, 2020, Buyer completed the acquisition of Interwork US and Interwork Canada.

Pursuant to the SPA, Buyer acquired Interwork US and Interwork Canada for an aggregate purchase price of $5 million Canadian dollar paid at closing plus a potential post-closing $1.1 million Canadian dollar earn-out.

The SPA contains customary representations, warranties and covenants.  The SPA also contains indemnification obligations of both Buyer and Seller, subject to certain limitations, and covenants regarding the conduct of each party prior to closing.

Liquidity and Capital Resources

Our cash and cash equivalents decreased to $11.6 million as of March 31, 2020 compared to $15.0 million as of December 31, 2019. The decrease in cash and cash equivalents was primarily the result of $2.4 million of cash and cash equivalents used in operating activities and $0.8 million of cash used for dividends.

Net cash and cash equivalents used in operating activities for the three months ended March 31, 2020 was $2.4 million, comprised primarily of net income adjusted for non-cash items of $1.3 million, offset by changes in operating assets and liabilities of $3.7 million. Net cash and cash equivalents used in changes in working capital were the result the timing of vendor payments and customer payments. During the first quarter of 2020, we extended payment terms on a $3.4 million receivable from one of our customers who was impacted by COVID-19, contributing to the change in working capital. We are receiving weekly payments on the account and expect to be paid in full during the second quarter of 2020. During the second quarter of 2020, we expect to implement a change in the payment terms with one of our large customers. The impact of this change in payment terms is expected to result in a reduction of our accounts receivable and corresponding increase in cash of approximately $25 million during the second quarter of 2020. This change in terms will also have the impact of reducing our net sales and gross profit by approximately $0.4 million per quarter, however, we believe the additional liquidity will improve our return on invested capital and provide us greater flexibility in pursuing our strategic objectives.

On April 22, 20020 the Company purchased 261,631 shares of its outstanding common stock at $13.19 per share, representing approximately 5.8% of its issued and outstanding shares for $3.5 million in accordance with the Settlement Agreement.

On April 20, 2020, the Company entered into the SPA to purchase Interwork US and Interwork Canada for an aggregate purchase price of $5 million Canadian dollar payable at closing (subject to adjustment) plus a potential post-closing $1.1 million Canadian dollar earn-out (the “Interwork Acquisition”). The Company financed the acquisition from existing capital resources. On April 30, 2020, the Company completed the acquisition of Interwork US and Interwork Canada.

Net cash and cash equivalents used in investing activities during the three months ended March 31, 2020 was minimal.

Net cash and cash equivalents used in financing activities during the three months ended March 31, 2020 was $0.8 million, primarily comprised of dividend payments on our Common Stock.

On November 15, 2017, the Company entered into a $20,000,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Second Amended and Restated Revolving Credit Loan Agreement (the “Loan Agreement”), Second Amended and Restated Revolving Credit Loan Note (the “Note”), Second Amended and Restated Security Agreement (the “Security Agreement”) and Second Amended and Restated Pledge and Security Agreement (the “Pledge Agreement”). The Credit Facility, which will be used for working capital and general corporate purposes, matures on August 31, 2020, at which time the Company must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any interest, fees, costs and expenses, if any. As of March 31, 2020, no borrowings were outstanding under the Credit Facility.

We anticipate that our working capital needs will increase as we invest in the growth of our business. We believe that the funds held in cash and cash equivalents and our unused borrowings under our Credit Facility will be sufficient to fund our working capital and cash requirements for at least the next 12 months.

Contractual Obligations as of March 31, 2020

Smaller reporting companies are not required to provide the information required by this item.

Foreign Exchange

The Company’s foreign subsidiaries are subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. We are subject to fluctuations primarily in the Canadian Dollar and the Euro Dollar to-U.S. Dollar exchange rate.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures”, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of various members of our management, including our Company’s Chief Executive Officer (principal executive officer) and Vice President and Chief Financial Officer (principal financial and accounting officer). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by the

Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the three months ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. – Legal Proceedings

By letter dated January 22, 2020, a shareholder of the Company demanded that the Board of Directors investigate and bring an action against the Company’s former Chairman, President and Chief Executive Officer, Simon Nynens, for his breaches of certain restrictive covenants contained in the separation agreement he entered into with the Company on or about May 11, 2018. Following receipt of the shareholder demand, the Company filed a lawsuit against Mr. Nynens, Shepherd Kaplan Krochuk, LLC (“SKK”), and North & Webster SSG, LLC (“N&W,” and together with SKK, the “N&W Group”) on February 14, 2020, in the Superior Court of New Jersey Monmouth County. The Company’s complaint asserts claims against Mr. Nynens for his breaches of his separation agreement with the Company and claims for tortious interference against the N&W Group for inducing Mr. Nynens to commit those breaches.  In connection with its claims, the Company was seeking monetary damages, injunctive relief, and a declaratory judgment against Mr. Nynens and the N&W Group.

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

On April 16, 2020 (the “Effective Date”), the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Mr. Nynens and the N&W Group. Pursuant to the Settlement Agreement, the Company has agreed to voluntarily dismiss its complaint with prejudice against Nynens, SKK, and N&W filed in the Superior Court of New Jersey Monmouth County on or about February 14, 2020. The Company has also agreed to purchase all of Nynens’ 261,631 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) owned, of record or beneficially, as of the Effective Date, at a price set by calculating the volume-weighted average price of such shares trading on the NASDAQ Global Market for the ten trading days ending on the close of the trading day immediately preceding the Effective Date, and with each party paying for its own fees and expenses. As of the Effective Date, Nynens and the SKK Parties have agreed to terminate that certain agreement among Nynens, SKK and N&W, dated November 27, 2019, pursuant to which the parties thereto agreed to form an investment vehicle in order to acquire up to 100% of the outstanding capital stock of the Company. Further, the SKK Parties have agreed to terminate the Joint Filing Agreement, dated November 27, 2019, by and between Nynens and the SKK Parties. Additionally, as of the Effective Date, Nynens agreed to withdraw the notice of intent to nominate director candidates for election at the 2020 annual meeting of stockholders of the Company, submitted by Nynens on December 20, 2019, and to cease all solicitation of proxies and other activities in connection with such annual meeting.

On April 23, 2020, the Company completed the purchase of 261,631 shares of common stock at $13.19 per share pursuant to the Settlement Agreement, representing approximately 5.8% of the issued and outstanding common stock of the Company, for a purchase price of $3.5 million.

The ultimate outcome of these matters and related costs cannot be determined at this time, and accordingly no provision has been recorded for estimated expenses to resolve the matter.

Item 1A. – Risk Factors

Except as set forth below, during the quarter ended March 31, 2020, there were no material changes to the Risk Factors disclosed in Item 1A - “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The current COVID-19 pandemic and other public health threats or outbreaks of communicable diseases could have a material adverse effect on the Company’s operations and financial results.

The Company may face risks related to public health threats or outbreaks of communicable diseases. A widespread healthcare crisis, such as an outbreak of a communicable disease could adversely affect the global economy and the Company’s and its business partners’ ability to conduct business for an indefinite period of time. For example, the ongoing global the novel coronavirus, COVID-19, pandemic, has negatively impacted global economy, disrupted financial markets and international trade, resulted in increased unemployment levels and significantly impacted global supply chains. In addition, federal, state, and local governments have implemented various mitigation measures, including travel restrictions, border closings, restrictions on public gatherings, shelter-in-place restrictions and limitations on business. Some of these actions have adversely impacted the ability of the Company’s customers, vendors and other business partners to conduct business activities, and could ultimately do so for an indefinite period of time. This could have a material adverse effect on the Company’s results of operations, financial condition, and liquidity. In particular, the continued spread of COVID-19 and efforts to contain the virus could:

●	impact customer demand of the Company’s portfolio of technology offerings;

●	cause the Company to experience an increase in delayed payments from customers and uncollectable accounts;

●	cause delays and disruptions in the supply chain resulting in disruptions in the fulfillment of orders;

●	impact availability of qualified personnel, including workforce disruptions due to illness, quarantines, governmental actions, other restrictions, and/or the social distancing measures taken to mitigate the impact of COVID-19; and

●	cause other unpredictable events.

The situation surrounding COVID-19 remains fluid and the potential for a material impact on the Company’s results of operations, financial condition, and liquidity increases the longer the virus impacts activity levels in the United States and globally. For this reason, the Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity. The extent to which the COVID-19 pandemic may impact the Company’s business, operating results, financial condition, or liquidity will depend on future developments, including the duration of the outbreak, travel restrictions, business and workforce disruptions, and the effectiveness of actions taken to contain and treat the disease.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the repurchase of Common Stock by the Company and its affiliated purchasers during the first quarter of 2020.

ISSUER PURCHASE OF EQUITY SECURITIES

						Maximum
						Number of
				Total Number		Shares That
				of Shares		May Yet Be
				Purchased as		Purchased
	Total		Average	Part of Publicly		Under the
	Number		Price Paid	Announced	Average	Plans or
	of Shares		Per Share	Plans or	Price Paid	Programs
Period	Purchased		(2)	Programs	Per Share	(3)

January 1, 2020 - January 31, 2020	—		$—	—	$—	547,488
February 1, 2020 - February 29, 2020	2,059	(1)	$15.66	—	$—	547,488
March 1, 2020 - March 31, 2020	—		$—	—	$—	547,488
Total	2,059		$15.66	—	$—	547,488

(1)	Includes 2,059 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (3) below.

(2)	Average price paid per share reflects the closing price the Company’s Common Stock on the business date the shares were surrendered by the employee stockholder to satisfy individual tax withholding obligations upon vesting of Restricted Stock or the price of the Common Stock paid on the open market purchase, as applicable.

(3)	On December 3, 2014, the Board of Directors of the Company approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. On February 2, 2017, the Board of Directors of the Company approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. The Company expects to purchase shares of its Common Stock from time to time in the market or otherwise subject to market conditions. The Common Stock repurchase program does not have an expiration date.

Item 6. Exhibits

(a)	Exhibits

2.1*

Stock Purchase Agreement, dated April 20, 2020, by and among CLIMB Channel Solutions (Canada) Inc., Interwork Group, Inc., Interwork Technologies Inc. (US), Interwork Technologies Inc. (CA), and Firepower Equity Inc.(1)

10.1

Settlement Agreement, dated April 16, 2020, by and among Wayside Technology Group, Inc., Simon F. Nijnens, Shepherd Kaplan Krochuk, LLC, North & Webster SSG, LLC, Dennis Crowley, David Shepherd, David Kaplan, Timothy Krochuk, and Samuel Kidston.(2)

10.2	Employment Agreement dated September 26, 2016 between the Company and Michael Vesey.

10.3	Employment Agreement dated January 2, 2018 between the Company and Charles Bass.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Dale Foster, the Chief Executive Officer (principal executive officer) of the Company.

31.2

Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Michael Vesey, the Vice President and Chief Financial Officer (principal financial and accounting officer) of the Company.

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Dale Foster, the Chief Executive Officer (principal executive officer) of the Company.

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Michael Vesey, the Vice President and Chief Financial Officer (principal financial and accounting officer) of the Company.

101

The following financial information from Wayside Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 8, 2020, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Stockholders’ Equity, (4) Condensed Consolidated Statements of Comprehensive Income, (5) Condensed Consolidated Statements of Cash Flows, and (6) the Notes to the Unaudited Condensed Consolidated Financial Statements.

* Schedules and certain exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

(1) Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2020.

(2) Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAYSIDE TECHNOLOGY GROUP, INC

May 8, 2020	By:	/s/ Dale Foster
Date		Dale Foster, Chief Executive Officer (Principal Executive Officer)

May 8, 2020	By:	/s/ Michael Vesey
Date		Michael Vesey, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)