Form 10-Q
period 2020-06-30
Wayside Technology Group, Inc.
filed 2020-08-14
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

There were 4,365,613 outstanding shares of common stock, par value $.01 per share (“Common Stock”) as of August 7, 2020.

Wayside Technology Group, Inc. and Subsidiaries

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,031	$14,984
Accounts receivable, net of allowances of $840 and $765, respectively	74,760	100,987
Inventory, net	2,088	2,760
Vendor prepayments	317	100
Prepaid expenses and other current assets	2,564	2,718
Total current assets	124,760	121,549

Equipment and leasehold improvements, net	1,113	1,215
Goodwill	3,901	—
Other intangibles, net	3,826	—
Right-of-use assets, net	1,746	1,792
Accounts receivable-long-term, net	442	1,358
Other assets	126	111
Deferred income tax assets	—	256
Total assets	$135,914	$126,281
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$90,670	$78,364
Lease liability, current portion	448	383
Total current liabilities	91,118	78,747

Lease liability, net of current portion	2,032	2,189
Non-current liabilities	863	89
Deferred income tax liabilities	143	—
Total liabilities	94,156	81,025

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 5,284,500 shares issued: 4,351,473 and 4,505,693 shares outstanding, respectively	53	53
Additional paid-in capital	31,382	32,874
Treasury stock, at cost, 933,027 and 778,807 shares, respectively	(14,885)	(13,256)
Retained earnings	26,617	26,715
Accumulated other comprehensive loss	(1,409)	(1,130)
Total stockholders’ equity	41,758	45,256
Total liabilities and stockholders' equity	$135,914	$126,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

(Amounts in thousands, except per share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2020	2019	2020	2019

Net sales	$119,206	$95,534	$56,586	$50,676

Cost of sales	103,927	80,481	49,472	42,857

Gross profit	15,279	15,053	7,114	7,819

Selling, general, and administrative expenses	11,112	11,088	5,612	5,572

Legal and financial advisory expenses - unsolicited bid and related matters	1,833	—	509	—

Acquisition related costs	638	—	235	—

Income from operations	1,696	3,965	758	2,247

Other income:

Interest, net	86	298	24	129

Foreign currency transaction gain	276	91	161	29

Income before provision for income taxes	2,058	4,354	943	2,405

Provision for income taxes	641	1,035	362	548

Net income	$1,417	$3,319	$581	$1,857

Income per common share-Basic	$0.31	$0.74	$0.13	$0.41

Income per common share-Diluted	$0.31	$0.74	$0.13	$0.41

Weighted average common shares outstanding — Basic	4,351	4,408	4,255	4,412

Weighted average common shares outstanding — Diluted	4,351	4,408	4,255	4,412

Dividends paid per common share	$0.34	$0.34	$0.17	$0.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Six months ended		Three months ended
	June 30,		June 30,
	2020	2019	2020	2019

Net income	$1,417	$3,319	$581	$1,857

Other comprehensive (loss) income:
Foreign currency translation adjustments	(279)	167	222	40
Other comprehensive (loss) income	(279)	167	222	40

Comprehensive income	$1,138	$3,486	$803	$1,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Total
Balance at January 1, 2020	5,284,500	$53	$32,874	778,807	$(13,256)	$26,715	$(1,130)	$45,256
Net income	—	—	—	—	—	836	—	836
Translation adjustment	—	—	—	—	—	—	(501)	(501)
Dividends paid	—	—	—	—	—	(775)	—	(775)
Share-based compensation expense	—	—	167	—	—	—	—	167
Restricted stock grants (net of forfeitures)	—	—	(1,080)	(63,810)	1,079	—	—	(1)
Treasury shares repurchased	—	—	—	2,059	(32)	—	—	(32)
Balance at April 1, 2020	5,284,500	$53	$31,961	717,056	$(12,209)	$26,776	$(1,631)	$44,950
Net income	—	—	—	—	—	581	—	581
Translation adjustment	—	—	—	—	—	—	222	222
Dividends paid	—	—	—	—	—	(740)	—	(740)
Share-based compensation expense	—	—	234	—	—	—	—	234
Restricted stock grants (net of forfeitures)	—	—	(813)	(48,068)	813	—	—	—
Treasury shares repurchased	—	—	—	264,039	(3,489)	—	—	(3,489)
Balance at June 30, 2020	5,284,500	53	31,382	933,027	(14,885)	26,617	(1,409)	41,758

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Total
Balance at January 1, 2019	5,284,500	53	32,392	788,006	(13,447)	22,994	(1,419)	$40,573
Net income	—	—	—	—	—	1,463	—	1,463
Translation adjustment	—	—	—	—	—	—	127	127
Dividends paid	—	—	—	—	—	(767)	—	(767)
Share-based compensation expense	—	—	165	—	—	—	—	165
Restricted stock grants (net of forfeitures)	—	—	(318)	(18,780)	318	—	—	—
Treasury shares repurchased	—	—	—	1,905	(20)	—	—	(20)
Balance at April 1, 2019	5,284,500	$53	$32,239	771,131	$(13,149)	$23,690	$(1,292)	$41,541
Net income	—	—	—	—	—	1,857	—	1,857
Translation adjustment	—	—	—	—	—	—	40	40
Dividends paid	—	—	—	—	—	(767)	—	(767)
Share-based compensation expense	—	—	169	—	—	—	—	169
Restricted stock grants (net of forfeitures)	—	—	59	3,500	(59)	—	—	—
Treasury shares repurchased	—	—	—	1,887	(24)	—	—	(24)
Balance at June 30, 2019	5,284,500	53	32,467	776,518	(13,232)	24,780	(1,252)	42,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six months ended
	June 30,
	2020	2019
Cash flows from operating activities
Net income	$1,417	$3,319
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization expense	239	261
Provision for doubtful accounts	130	—
Deferred income tax expense	9	135
Share-based compensation expense	400	334
Amortization of discount on accounts receivable	(108)	(287)
Amortization of right-of-use assets	197	188
Changes in operating assets and liabilities:
Accounts receivable	36,479	(3,776)
Inventory	813	28
Prepaid expenses and other current assets	268	(542)
Vendor prepayments	152	3,172
Accounts payable and accrued expenses	(3,338)	(6,610)
Lease liability, net	(243)	(146)
Other assets and liabilities	(20)	53
Net cash and cash equivalents provided by (used in) operating activities	36,395	(3,871)

Cash flows from investing activities
Purchase of equipment and leasehold improvements	(19)	(86)
Payment for acquisition, net of cash acquired	(1,141)	—
Net cash and cash equivalents used in investing activities	(1,160)	(86)

Cash flows from financing activities
Purchase of treasury stock	(3,521)	(44)
Borrowings under revolving credit facility	6,800	—
Repayments of borrowings under revolving credit facility	(6,800)	—
Dividends paid	(1,515)	(1,534)
Net cash and cash equivalents used in financing activities	(5,036)	(1,578)

Effect of foreign exchange rate on cash and cash equivalents	(152)	26

Net increase (decrease) in cash and cash equivalents	30,047	(5,509)
Cash and cash equivalents at beginning of period	14,984	14,883
Cash and cash equivalents at end of period	$45,031	$9,374

Supplementary disclosure of cash flow information:
Income taxes paid	$269	$1,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2020

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

3.         Foreign Currency Translation:

Assets and liabilities of the Company’s foreign subsidiaries have been translated using the end of the reporting period exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period. Foreign currency transaction gains and losses are recorded as income or expenses as amounts are settled. The net sales from our foreign operations for the three months ended June 30, 2020 and 2019 were $6.9 million and $4.2 million, respectively. The net sales from our foreign operations for the six months ended June 30, 2020 and 2019 were $11.6 million and $9.4 million, respectively.

4.          Comprehensive Income:

Cumulative translation adjustments have been classified within accumulated other comprehensive loss, which is a separate component of stockholders’ equity in accordance with FASB ASC Topic 220, “Comprehensive Income.”

5.          Revenue Recognition:

The core principle of the revenue recognition criteria is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. This principle is achieved through applying the following five-step approach:

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

Disaggregation of Revenue

We generate revenue from the re-sale of third-party software licenses, subscriptions, hardware, and related service contracts. Finance fees related to sales are classified as interest income. The following table depicts the disaggregation of revenue according to revenue type and is consistent with how we evaluate our financial performance:

	(Unaudited)		(Unaudited)
	Six months ended		Three months ended
Net sales:	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Hardware, software and other products	$109,581	$85,974	$51,997	$45,784
Software - security & highly interdependent with support	3,780	3,620	1,827	1,727
Maintenance, support & other services	5,845	5,940	2,762	3,165
Net sales	$119,206	$95,534	$56,586	$50,676

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

Software products consist of sales of perpetual and term software licenses for products developed by third party vendors, which are distinct from related maintenance and support. Software licenses are delivered via electronic license keys provided by the vendor to the end user. Revenue from the sale of software products is recognized on a gross basis, with the selling price to the customer as net sales, and the cost of the related product as cost of sales, upon transfer of control to our customers as the Company is a principal in the transaction. Control is deemed to have passed to the customer when they acquire the right to use or copy the software under license as substantially all product functionality is available to the customer at the time of sale. Other products include marketing revenues that are recorded on a gross basis as the Company is a principal in the arrangement.

Software maintenance and support, commonly known as software assurance or post contract support, consists of software updates and technical support provided by the software vendor to the licensor over a period. In cases where the software maintenance is distinct from the related software license, software maintenance is accounted for as a separate performance obligation. In cases where the software maintenance is not distinct from the related software license, it is accounted for as a single performance obligation with the related license. We utilize judgement in determining whether the maintenance is distinct from the software itself. This involves considering if the software provides its original intended functionality without updates, or is dependent on frequent, or continuous updates to maintain its functionality. See Allocation of the transaction price to the performance obligations in the contract above for a discussion of the allocation of maintenance and support costs when they are distinct from the related software licenses and Software - security and highly interdependent with support below for a discussion of maintenance and support costs when they are not distinct from the related software license.

Software - security and highly interdependent with support - Software - security and highly interdependent with support consists of sales of security subscriptions and other licensed software products whose functionality is highly interdependent with, and therefore not distinct from, related software maintenance. Delivery of the software license and related support over time is considered a single performance obligation of the third-party vendor for these products. The Company is an agent in these transactions, with revenue being recorded on a net basis when its performance obligation of processing a valid order between the supplier and customer contracting for the services is complete.

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

Contract balances - Accounts receivable is recorded at the invoiced amount, net of an allowance for doubtful accounts. A receivable is recognized in the period we deliver goods or provide services or when our right to consideration is unconditional. Payment terms on invoiced amounts are typically 30-75 days. The balance of accounts receivable, net of allowance for doubtful accounts as of June 30, 2020 and December 31, 2019 is presented in the accompanying Consolidated Balance Sheets. Accounts receivable-long-term result from product sales with extended payment terms that are discounted to their present values at the Company’s estimates of prevailing market rates at the time of the sale. The Company has determined that these amounts do not represent variable consideration as the amount earned is fixed. In subsequent periods, the accounts receivable is increased to the amounts due and payable by the customers through the accretion of interest income on the unpaid accounts receivable due in future years. The amounts due under these long-term accounts receivable due within one year are reclassified to the current portion of accounts receivable and are shown net of reserves. As our revenues are generally recognized at a point in time in the same period as they are billed, we have no deferred revenue balances. Provisions for doubtful accounts including long-term accounts receivable and returns are estimated based on historical write offs, sales returns and credit memo analysis which are adjusted to actual on a periodic basis.

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

6.            Acquisition:

On April 30, 2020, pursuant to a Stock Purchase Agreement dated April 20, 2020, CLIMB Channel Solutions (Canada) Inc. (“Buyer”), a newly-formed indirect subsidiary of the Company completed the purchase of Interwork Technologies Inc., a Delaware corporation (“Interwork US”) and Interwork Technologies Inc., a corporation incorporated under the laws of the Province of Ontario, Canada (“Interwork Canada”). Buyer acquired Interwork US and Interwork Canada for an aggregate purchase price of $5 million Canadian dollar (equivalent to $3.6 million USD), subject to certain working capital adjustments, paid at closing plus a potential post-closing $1.1 million Canadian dollar (equivalent to $0.8 million USD) earn-out. The allocation of the purchase price was based upon the estimated fair value of Interwork US and Interwork Canada’s net tangible and identifiable intangible assets as of the date of the acquisition. The transaction was accounted for under the purchase method of accounting.

The Company incurred acquisition related costs of approximately $0.2 million and $0.6 million during the three and six months ended June 30, 2020, respectively. These expenses relate to costs incurred in conjunction with the acquisition of Interwork US and Interwork Canada and are reflected in the accompanying three and six months ended June 30, 2020 Condensed Consolidated Statements of Earnings.

The financial position and operating results of Interwork US and Interwork Canada are included in the Company’s condensed consolidated financial statements from the date of acquisition. The Company recorded net revenue for Interwork US and Interwork Canada of approximately $3.7 million during the three months ended June 30, 2020.

The impact of the acquisition’s preliminary purchase price allocations on the Company’s consolidated balance sheet and the acquisition date fair value of the total consideration transferred were as follows. The Company is in the process of obtaining third-party valuations of certain intangible assets; thus the provisional measurements of intangible assets, goodwill and deferred income taxes are subject to change:

(in thousands)
Cash	$1,009
Trade accounts receivable	9,534
Other current assets	628
Intangible assets
Vendor relationships (14-year weighted average useful life)	3,797
Non-compete (1-year useful life)	8
Goodwill	3,857
Other assets	117
Accounts payable and other current liabilities	(15,051)
Deferred income tax liabilities	(389)
Taxes payable	(600)
Net assets	$2,910

(in thousands)
Supplementary information:
Cash paid to sellers	$2,150
Contingent earn-out	760
Total purchase consideration	$2,910

Cash paid to sellers	2,150
Cash acquired in acquisition	(1,009)
Net cash paid for acquisition	$1,141

Intangible assets are comprised of approximately $3.8 million of vendor relationships with a weighted average amortization period of 13.7 years, representing the expected period of benefits, of which $2.3 million is deductible for Canadian income tax purposes. Goodwill, which was allocated to the Climb Channel Solutions segment, is the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company and assembled workforce. Goodwill recognized as a result of the acquisition is not deductible for income tax purposes.

The purchase consideration includes approximately $0.8 million of potential earn-out consideration if certain targets are achieved, payable in cash. As of June 30, 2020, the Company reassessed the earn-out liability and determined the amount is unchanged from the acquisition date. The earn-out liability is included in non-current liabilities as of June 30, 2020.

The preliminary allocation of the purchase price for the acquisition was allocated based on information that is currently available. The Company's estimates and assumptions underlying the initial allocations is subject to the collection of information necessary to complete its allocations within the measurement period, which is up to one year from the acquisition date.

7.            Goodwill and Other Intangible Assets:

The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 30, 2020:

Balance at January 1, 2020	$—
Acquisition of Interwork US and Interwork Canada	3,857
Translation adjustments	44
Balance June 30, 2020	$3,901

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations. The change in our goodwill balance during the six months ended June 30, 2020 relates to our acquisition of Interwork US and Interwork Canada, which has been allocated to the Climb Channel Solutions segment.

Information related to the Company’s other intangibles, net is as follows:

	June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Vendor relationships	$3,868	$49	$3,819
Non-compete	8	1	7
Total	$3,876	$50	$3,826

Other intangibles, net was zero as of December 31, 2019.

Vendor relationships are amortized between eleven to fifteen years. Non-compete is amortized over one year.

During the three and six months ended June 30, 2020, the Company recognized total amortization expense for other intangibles, net of $0.1 million. There was no amortization expense for other intangibles, net during the three and six months ended June 30, 2019. Amortization expense is included in selling, general and administrative expense.

Estimated future amortization expense of the Company’s other intangibles, net as of June 30, 2020 is as follows:

2020 (excluding the six months ended June 30, 2020)	$149
2021	292
2022	290
2023	290
2024	290
Thereafter	2,515
Total	$3,826

8.            Right-of-use Asset and Lease Liability:

The Company has entered into operating leases for office and warehouse facilities, which have terms at lease commencement that range from 2 years to 11 years. The Company determines if an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets and lease expense for these leases is recognized on a straight-line basis over the lease term.

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

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

	(Unaudited)
	Six months ended
	June 30,
	2020	2019
Cash paid for operating lease liabilities	$248	$248
Right-of-use assets obtained in exchange for new operating lease obligations (1)	$128	$2,163
Weighted-average remaining lease term	6.5 years	7.6 years
Weighted-average discount rate	3.3%	3.4%

(1)	During the six months ended June 30, 2019, represents operating leases existing on January 1, 2019 and recognized as part of the Company’s adoption of ASU 2016-02.

Maturities of lease liabilities as of June 30, 2020 were as follows:

2020 (excluding the six months ended June 30, 2020)	$240
2021	472
2022	426
2023	463
2024	473
Thereafter	1,100
3,174
Less: imputed interest	(694)
Total lease liabilities	$2,480

Lease liabilities, current portion	448
Lease liabilities, net of current portion	2,032
Total lease liabilities	$2,480

9.            Fair Value:

The carrying amounts of financial instruments, including cash and cash equivalents, short-term accounts receivable and accounts payable approximated fair value at June 30, 2020 and December 31, 2019 because of the relative short maturity of these instruments. The Company’s accounts receivable long-term are discounted to their present value at prevailing market rates at the time of sale.

10.           Balance Sheet Detail:

Equipment and leasehold improvements consist of the following:

	(Unaudited)
	June 30,	December 31,
	2020	2019
Equipment	$2,645	$2,230
Leasehold improvements	1,307	1,289
	3,952	3,519
Less accumulated depreciation and amortization	(2,839)	(2,304)
	$1,113	$1,215

During the three months ended June 30, 2020 and 2019, the Company recorded depreciation and amortization expense of $0.1 million. During the six months ended June 30, 2020 and 2019, the Company recorded depreciation and amortization expense of $0.2 million and $0.3 million, respectively. Depreciation and amortization expense is included in selling, general and administrative expense.

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

	(Unaudited)
	June 30,	December 31,
	2020	2019
Total amount due from customer	$3,676	$5,656
Less: unamortized discount	(86)	(194)
Less: current portion included in accounts receivable	(3,148)	(4,104)
	$442	$1,358

The undiscounted cash flows to be received by the Company relating to these accounts receivable long-term expects to be $3.2 million and $0.5 million during the 12-month periods ending June 30, 2021 and 2022, respectively.

Accounts payable and accrued expenses consist of the following:

	(Unaudited)
	June 30,	December 31,
	2020	2019
Trade accounts payable	$84,705	$73,310
Accrued expenses	5,965	5,054
	$90,670	$78,364

11.            Credit Facility:

On November 15, 2017, the Company entered into a $20,000,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Second Amended and Restated Revolving Credit Loan Agreement (the “Loan Agreement”), Second Amended and Restated Revolving Credit Loan Note (the “Note”), Second Amended and Restated Security Agreement and Second Amended and Restated Pledge and Security Agreement. The Credit Facility, which will be used for working capital and general corporate purposes, matures on August 31, 2020, at which time the Company must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any, fees, costs and expenses. In addition, the Company will pay regular monthly payments of all accrued and unpaid interest. The interest rate for any borrowings under the Credit Facility is subject to change from time to time based on the changes in the LIBOR Rate, as defined in the Loan Agreement (the “Index”). The Index was 1.58% at June 30, 2020. Interest on the unpaid principal balance of the Note will be calculated using a rate of 1.50 percentage points over the Index. If the Index becomes unavailable during the term of the Credit Facility, interest will be based upon the Prime Rate (as defined in the Loan Agreement) after notifying the Company. The Credit Facility is secured by the assets of the Company.

Among other affirmative covenants set forth in the Loan Agreement, the Company must maintain (i) a minimum Debt Service Coverage Ratio (as defined in the Loan Agreement) of not less than 2.0 to 1.0, (ii) a maximum Leverage Ratio (as defined in the Loan Agreement) of at least 2.5 to 1.0, and (iii) a minimum Collateral Coverage Ratio (as defined in the Loan Agreement) of not less than 1.5 to 1.0. Additionally, the Loan Agreement contains negative covenants prohibiting, among other things, the creation of certain liens, the alteration of the nature or character of the Company’s business, and transactions with the Company’s shareholders, directors, officers, subsidiaries and/or affiliates other than with respect to (i) the repurchase of the issued and outstanding capital stock of the Company from the stockholders of the Company or (ii) the declaration and payment of dividends to the stockholders of the Company. The Company was in compliance with all such covenants at June 30, 2020 and December 31, 2019.

At June 30, 2020 and December 31, 2019, the Company had no borrowings outstanding under the Credit Facility.

12.          Earnings Per Share:

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	(Unaudited)		(Unaudited)
	Six months ended		Three months ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net income	$1,417	$3,319	$581	$1,857

Less distributed and undistributed income allocated to participating securities	42	74	21	40

Net income attributable to common shareholders	1,375	3,245	560	1,817

Denominator:
Weighted average common shares (Basic)	4,351	4,408	4,255	4,412

Weighted average common shares including assumed conversions (Diluted)	4,351	4,408	4,255	4,412

Basic net income per share	$0.31	$0.74	$0.13	$0.41
Diluted net income per share	$0.31	$0.74	$0.13	$0.41

13.        Major Customers and Vendors:

The Company had two major vendors that accounted for 16% and 10%, respectively, of total purchases during the three months ended June 30, 2020 and 21% and 15%, respectively, of total purchases during the three months ended June 30, 2019. The Company had two major vendors that accounted for 19% and 10%, respectively, of total purchases during the six months ended June 30, 2020 and 27% and 15%, respectively, of total purchases during the six months ended June 30, 2019.

The Company had two major customers that accounted for 29% and 18%, respectively, of its net sales during the three months ended June 30, 2020 and 27% and 18%, respectively, of its net sales during the three months ended June 30, 2019. The Company had two major customers that accounted for 29% and 18%, respectively, of its net sales during the six months ended June 30, 2020 and 26% and 18%, respectively, of its net sales during the six months ended June 30, 2019. These same customers accounted for 22% and 14%, respectively, of total net accounts receivable as of June 30, 2020 and 43% and 12%, respectively, of total net accounts receivable as of December 31, 2019.

14.          Income Taxes:

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

The effective tax rate for the three months ended June 30, 2020 and June 30, 2019 was 38.4% and 22.9%, respectively. The effective tax rate for the six months ended June 30, 2020 and June 30, 2019 was 31.2% and 23.8%, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2020 was impacted by limitations on the deductibility of certain facilitative acquisition related costs.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The primary impact to the Company’s financial statements as a result of the CARES Act was the deferral of US corporate income tax payments from the second quarter of 2020 to the third quarter of 2020.

15.          Stockholders’ Equity and Stock Based Compensation:

The 2012 Stock-Based Compensation Plan (the “2012 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of the Company’s common stock, par value $0.01 per share (“Common Stock") initially available for award under the 2012 Plan was 600,000, which was increased to 1,000,000 shares by shareholder approval at the Company’s 2018 Annual Meeting in June 2018. As of June 30, 2020, the number of shares of Common Stock available for future award grants to employees, officers and directors under the 2012 Plan is 401,769.

During the six months ended June 30, 2020, the Company granted a total of 116,560 shares of Restricted Stock to officers and employees. These shares of Restricted Stock vest in sixteen equal quarterly installments. During the six months ended June 30, 2020, a total of 4,682 shares of Restricted Stock were forfeited.

During the six months ended June 30, 2019, the Company granted a total of 20,405 shares of Restricted Stock to officers and employees. These shares of Restricted Stock vest over time in sixteen equal quarterly installments. During the six months ended June 30, 2019, a total of 5,125 shares of Restricted Stock were forfeited.

A summary of nonvested shares of Restricted Stock awards outstanding under the 2012 Plan as of June 30, 2020, and changes during the six months then ended is as follows:

		Weighted
		Average Grant
		Date
	Shares	Fair Value
Nonvested shares at January 1, 2020	63,922	$14.94
Granted in 2020	116,560	12.98
Vested in 2020	(25,240)	14.18
Forfeited in 2020	(4,682)	16.85
Nonvested shares at June 30, 2020	150,560	$13.49

As of June 30, 2020, there is approximately $1.9 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.0 years.

During the three months ended June 30, 2020 and 2019, the Company recognized share-based compensation expense of $0.2 million. During the six months ended June 30, 2020 and 2019, the Company recognized share-based compensation expense of $0.4 million and $0.3 million, respectively.

16.          Segment Information:

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

The Company is organized into two reportable operating segments. The “Climb Channel Solutions” segment (formerly Lifeboat Distribution) distributes technical software and hardware to corporate resellers, value added resellers (VARs), consultants and systems integrators worldwide. The “TechXtend” segment is a value-added reseller of software, hardware and services for corporations, government organizations and academic institutions in the United States and Canada.

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

	(Unaudited)		(Unaudited)
	Six months ended June 30,		Three months ended June 30,
	2020	2019	2020	2019
Revenue:
Climb Channel Solutions	$111,479	$87,376	$54,213	$47,320
TechXtend	7,727	8,158	2,373	3,356
	119,206	95,534	56,586	50,676
Gross Profit:
Climb Channel Solutions	$13,806	$13,322	$6,643	$7,124
TechXtend	1,473	1,731	471	695
	15,279	15,053	7,114	7,819
Direct Costs:
Climb Channel Solutions	$5,371	$5,039	$2,734	$2,555
TechXtend	717	808	255	370
	6,088	5,847	2,989	2,925
Segment Income Before Taxes: (1)
Climb Channel Solutions	$8,435	$8,283	$3,909	$4,569
TechXtend	756	923	216	325
Segment Income Before Taxes	9,191	9,206	4,125	4,894

General and administrative	$5,024	$5,241	$2,623	$2,647
Legal and financial advisory expenses - unsolicited bid and related matters	1,833	—	509	—
Acquisition related costs	638	—	235	—
Interest, net	86	298	24	129
Foreign currency transaction gain	276	91	161	29
Income before taxes	$2,058	$4,354	$943	$2,405

(1)	Excludes general corporate expenses including interest and foreign currency translation expenses.

	(Unaudited)
	As of	As of
	June 30,	December 31,
Selected Assets by Segment:	2020	2019

Climb Channel Solutions	$74,302	$99,602
TechXtend	3,306	5,603
Segment Select Assets	77,608	105,205
Corporate Assets	58,306	21,076
Total Assets	$135,914	$126,281

	Six months ended		Three months ended
	(Unaudited)		(Unaudited)
Disaggregation of Revenue:	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Climb Channel Solutions

Hardware, software and other products	$102,332	$78,660	$49,838	$42,807
Software - security & highly interdependent with support	3,733	3,494	1,807	1,656
Maintenance, support & other services	5,414	5,222	2,568	2,857
Net Sales	$111,479	$87,376	$54,213	$47,320

TechXtend

Hardware, software and other products	$7,248	$7,314	$2,159	$2,977
Software - security & highly interdependent with support	47	126	19	71
Maintenance, support & other services	432	718	195	308
Net Sales	$7,727	$8,158	$2,373	$3,356

17.          Related Party Transactions:

The Company made sales to a customer where a member of our Board of Directors is an executive. During the three months ended June 30, 2020 and 2019, net sales to this customer totaled approximately $0.1 million. During the six months ended June 30, 2020 and 2019, net sales to this customer totaled approximately $0.1 million. Amounts due from this customer as of June 30, 2020 and December 31, 2019 was zero and less than $0.1 million, respectively, which were settled in cash subsequent to each period end.

18.          Unsolicited Bid and Shareholder Demand:

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

On April 16, 2020 (the “Effective Date”), the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Mr. Nynens, SKK, N&W, and each of Dennis Crowley, David Shepherd, David Kaplan, Timothy Krochuk and Samuel Kidston (collectively with SKK and N&W, the “SKK Parties”). Pursuant to the Settlement Agreement, the Company agreed to voluntarily dismiss the Lawsuit with prejudice, and it did so on April 21, 2020. The Company also agreed to purchase all of Mr. Nynens’ 261,631 shares of the Common Stock owned, of record or beneficially, as of the Effective Date, at a price set by calculating the volume-weighted average price of such shares trading on the NASDAQ Global Market for the ten trading days ending on the close of the trading day immediately preceding the Effective Date, and with each party paying for its own fees and expenses. As of the Effective Date, Mr. Nynens and the SKK Parties agreed to terminate November 27 Agreement and did so on April 16, 2020. Further, the SKK Parties agreed to terminate the Joint Filing Agreement, dated November 27, 2019, by and between Mr. Nynens and the SKK Parties, and did so on April 16, 2020. Additionally, as of the Effective Date, Mr. Nynens agreed to withdraw the notice of intent to nominate director candidates for election at the 2020 annual meeting of stockholders of the Company, submitted by Mr. Nynens on December 20, 2019, and to cease all solicitation of proxies and other activities in connection with such annual meeting, and Mr. Nynens did so on April 16, 2020.

On April 23, 2020, the Company purchased all of Nynens’ 261,631 shares of Common Stock at $13.19 per share pursuant to the Settlement Agreement, representing approximately 5.8% of the issued and outstanding Common Stock of the Company, for an aggregate purchase price of $3.5 million.

19.          Contingencies:

As part of the evaluation of an unsolicited offer to purchase the Company, nomination of directors by a shareholder, and shareholder demand to investigate a potential breach in a separation agreement, the Company incurred approximately $0.5 million and $1.8 million in legal and advisory expenses during the three and six months ended June 30, 2020, respectively. In connection with this the Company made certain claims for reimbursement under its insurance policies. As of June 30, 2020, reimbursement for insurance proceeds under these policies have not been recorded as they have not been realized.

20.          Risks and Uncertainties Related to the COVID-19 Pandemic:

In March 2020, the World Health Organization declared the novel coronavirus, COVID-19, a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. While the Company offers a full suite of solutions and services that address customer priorities across the technology landscape, it is not possible for the Company to predict the duration or magnitude of adverse results of the outbreak and its effects on the Company’s business, liquidity or results of operations at this time. As a result, many of the estimates and assumptions used in preparation of these interim financial statements required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve with respect to the pandemic, the Company’s estimates may materially change in future periods.

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

The Company is organized into two reportable operating segments. The “Climb Channel Solutions” segment (formerly Lifeboat Distribution) distributes technical software and hardware to corporate resellers, value added resellers (VARs), consultants and systems integrators worldwide. The “TechXtend” segment is a value-added reseller of software, hardware and services for corporations, government organizations and academic institutions in the USA and Canada.

COVID-19

We are closely monitoring the impact of the 2019 novel coronavirus, or COVID-19, pandemic on all aspects of our business.

In the first quarter of 2020, we took a number of precautionary measures designed to help minimize the risk of the spread of the virus to our employees, including temporarily closing our offices and requiring all employees to work remotely.

While we did not incur significant disruptions to our operations during the three months and six months ended June 30, 2020 as a result of the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our business, liquidity or results of operations at this time.

This situation is changing rapidly, and additional impacts may arise that we are not aware of currently. For further information regarding the impact of COVID-19, see Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.

Factors Influencing Our Financial Results

We derive the majority of our net sales though the sale of third-party software licenses, maintenance and service agreements. In our Climb Channel Solutions segment, sales are impacted by the number of product lines we distribute, and sales penetration of those products into the reseller channel. In our TechXtend segment sales are generally driven by sales force effectiveness and success in providing superior customer service, competitive pricing, and flexible payment solutions to our customers. Our sales are also impacted by external factors such as levels of IT spending and customer demand for products we distribute.

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

Dividend Policy and Share Repurchase Program. Historically we have sought to return value to investors through the payment of quarterly dividends and share repurchases. Total dividends paid and shares repurchased were $0.7 million and $3.5 million, which includes 261,631 shares of our outstanding common stock repurchased for $3.5 million in accordance with the Settlement Agreement, during the three months ended June 30, 2020. Total dividends paid and shares repurchased were $0.8 million and less than $0.1 million during the three months ended June 30, 2019, respectively. The payment of future dividends and share repurchases is at the discretion of our Board of Directors and dependent on results of operations, projected capital requirements and other factors the Board of Directors may find relevant.

Stock Volatility. The technology sector of the United States stock markets is subject to substantial volatility. Numerous conditions which impact the technology sector or the stock market in general or the Company in particular, whether or not such events relate to or reflect upon the Company’s operating performance, could adversely affect the market price of the Company’s common stock, par value $0.01 per share (“Common Stock”). Furthermore, the potential adverse effect of the current pandemic of COVID-19, fluctuations in the Company’s operating results, announcements regarding litigation, the loss of a significant vendor or customer, increased competition, reduced vendor incentives and trade credit, higher operating expenses, and other developments, could have a significant impact on the market price of our Common Stock.

Forward Looking Statements

This report includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements in this report regarding future events or conditions, including but not limited to statements regarding industry prospects and the Company’s expected financial position, results of operations, business and financing plans, are forward-looking statements. These statements can be identified by forward-looking words such as “may,” “will,” “plan,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” and “continue,” or similar words.

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

Financial Overview

Net sales increased 12%, or $5.9 million, to $56.6 million for the three months ended June 30, 2020 compared to $50.7 million for the same period in the prior year. Gross profit decreased 9%, or $0.7 million, to $7.1 million for the three months ended June 30, 2020 compared to $7.8 million for the same period in the prior year. Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2020 increased 2%, or $0.1 million, to $5.6 million for the three months ended June 30, 2020 compared to $5.5 million for the same period in the prior year. Legal and financial advisory expenses – unsolicited bid and related matters for the three months ended June 30, 2020 were $0.5 million compared to no expense for the same period in the prior year. Acquisition related costs for the three months ended June 30, 2020 were $0.2 million compared to no expense for the same period in the prior year. Net income for the three months ended June 30, 2020 was $0.6 million compared to $1.9 million for the same period in the prior year. Diluted income per share for the three months ended June 30, 2020 was $0.13 compared to $0.41 for the same period in the prior year.

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

Acquisition Accounting

We allocate the purchase price of an acquired business, using the acquisition method of accounting, to its tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values.  The excess purchase price over fair value of net assets acquired is recorded as goodwill.  Certain assumptions and judgements are used to estimate the fair value of acquired assets and liabilities.  We engage outside appraisal firms to assist in the fair value determination of identifiable intangible assets.  We may adjust the preliminary purchase price allocation, after the acquisition closing date and through the end of the measurement period of one year or less, as we finalize the valuation of acquired assets and liabilities.  Changes in estimates used in the preliminary purchase price allocation could have a material effect on the final valuation and result in changes to goodwill and intangible assets.  Additionally, if forecasts supporting the valuation of intangible assets or goodwill are not achieved, then an impairment charge could be recorded.

See further information on acquisition accounting in Notes 7 to the Consolidated Financial Statements in Item 1 of this report.

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Six months ended		Three months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	87.2	84.2	87.4	84.6
Gross profit	12.8	15.8	12.6	15.4
Selling, general and administrative expenses	9.3	11.6	9.9	11.0
Legal and financial advisory expenses - unsolicited bid and related matters	1.5	—	0.9	—
Acquisition related costs	0.5	—	0.4	—
Income from operations	1.4	4.2	1.3	4.4
Other income	0.3	0.4	0.3	0.3
Income before income taxes	1.7	4.6	1.7	4.7
Income tax provision	0.5	1.1	0.6	1.1
Net income	1.2%	3.5%	1.0%	3.7%

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

	Six months ended		Three months ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

Net sales	$119,206	$95,534	$56,586	$50,676
Adjusted gross billings (Non-GAAP)	$331,838	$284,461	$158,738	$142,594

Gross profit	$15,279	$15,053	$7,114	$7,819
Gross profit - Climb Channel Solutions	$13,806	$13,322	$6,643	$7,124
Gross profit - TechXtend	$1,473	$1,731	$471	$695

Adjusted EBITDA (Non-GAAP)	$5,209	$4,989	$2,087	$2,732

Gross margin % - Adjusted gross billings (Non-GAAP)	4.6%	5.3%	4.5%	5.5%
Effective margin % - Adjusted EBITDA (Non-GAAP)	34.1%	33.1%	29.3%	34.9%

We consider gross profit growth and effective margin to be key metrics in evaluating our business. During the six months ended June 30, 2020, gross profit increased 1%, or $0.2 million, to $15.3 million compared to $15.1 million for the same period in the prior year while effective margin increased 100 basis points to 34.1% compared to 33.1% for the same period in 2019, reflecting the scalability in our business model.

Reconciliations of Non-GAAP Financial Measures

	Six months ended		Three months ended
	June 30,	June 30,	June 30,	June 30,
Reconciliation of net sales to adjusted gross billings (Non-GAAP):	2020	2019	2020	2019

Net sales	$119,206	$95,534	$56,586	$50,676
Costs of sales related to Software – security and highly interdependent with support and maintenance, support or other services	212,632	188,927	102,152	91,918
Adjusted gross billings	$331,838	$284,461	$158,738	$142,594

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

	Six months ended		Three months ended
	June 30,	June 30,	June 30,	June 30,
Net income reconciled to adjusted EBITDA:	2020	2019	2020	2019

Net income	$1,417	$3,319	$581	$1,857
Provision for income taxes	641	1,035	362	548
Depreciation and amortization	239	261	143	126
Interest expense	41	40	24	32
EBITDA	2,338	4,655	1,110	2,563
Share-based compensation	400	334	233	169
Legal and financial advisory expenses - unsolicited bid and related matters	1,833	-	509	-
Acquisition related costs	638	-	235	-
Adjusted EBITDA	$5,209	$4,989	$2,087	$2,732

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

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Acquisition

On April 30, 2020 we completed the acquisition of Interwork Technologies Inc. (“Interwork”) for a purchase price of $3.6 million, subject to certain working capital adjustments, and a potential earnout of $0.8 million payable approximately one year after the acquisition date. The operating results of Interwork are included in our operating results effective May 1, 2020. See further information on acquisition accounting in Note 6 to the Consolidated Financial Statements in Item 1 of this report.

Net Sales and Adjusted Gross Billings

Net sales for the three months ended June 30, 2020 increased 12%, or $5.9 million, to $56.6 million compared to $50.7 million for the same period in the prior year. Adjusted gross billings for the three months ended June 30, 2020 increased 11%, or $16.1 million, to $158.7 million compared to $142.6 million for the same period in the prior year.

Climb Channel Solutions segment net sales for the three months ended June 30, 2020 increased 15%, or $6.9 million, to $54.2 million compared to $47.3 million for the same period in the prior year. The increase in net sales was primarily due to sales from Interwork for the two months ended June 30, 2020 and incremental sales from new vendor relationships added in 2018 and 2019. These increases in sales were partially offset by a decline in sales from several of our larger established vendor partner lines. Adjusted gross billings for the Climb Channel Solutions segment for the three months ended June 30, 2020 increased 13%, or $18.0 million, to $154.8 million compared to $136.8 million for the same period in the prior year.

TechXtend segment net sales for the three months ended June 30, 2020 decreased 29%, or $1.0 million, to $2.4 million compared to $3.4 million for the same period in the prior year. Sales in our TechXtend segment may vary significantly from quarter to quarter based on the timing of IT spending decisions by our larger customers. Adjusted gross billings for the TechXtend segment for the three months ended June 30, 2020 decreased 32%, or $1.9 million, to $3.9 million compared to $5.8 million for the same period in the prior year.

During the three months ended June 30, 2020, we relied on two key customers for a total of 47% of our net sales, with one of these customers accounting for 29% and the other customer accounting for 18% of our total net sales. The Company had two major customers that accounted for 27% and 18%, respectively, of its total net sales during the three months ended June 30, 2019. The Company had two major vendors that accounted for 16% and 10%, respectively, of total purchases during the three months ended June 30, 2020 and 22% and 15%, respectively, of total purchases during the three months ended June 30, 2019.

Gross Profit

Gross profit for the three months ended June 30, 2020 decreased 9%, or $0.7 million, to $7.1 million compared to $7.8 million for the same period in the prior year. Climb Channel Solutions segment gross profit for the three months ended June 30, 2020 decreased 7%, or $0.5 million, to $6.6 million compared to $7.1 million for the same period in the prior year. The decrease in Climb Channel Solutions segment gross profit was impacted by three factors; 1) a decrease of approximately $0.4 million in income from non-routine items such as marketing events, rebates and early pay discounts, 2) early pay discounts of $0.3 million offered to a large customer in exchange for a change in payment terms (see Liquidity and Capital Resources section below), and 3) a decrease in sales from several of our larger established vendor lines discussed above. TechXtend segment gross profit for the three months ended June 30, 2020 decreased 32%, or $0.2 million, to $0.5 million compared to $0.7 million for the same period in the prior year.

Customer rebates and discounts for the three months ended June 30, 2020 were $1.3 million compared to $0.8 million for the same period in the prior year. This increase is primarily attributable to a change in payment terms with one of our larger customers during the three months ended June 30, 2020. Customer rebates and discounts are dependent on reaching certain targets we set and timing of payments by our customers.

Vendor rebates and discounts for the three months ended June 30, 2020 were $0.9 million compared to $1.0 million for the same period in the prior year. Vendor rebates are dependent on reaching certain targets set by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully. We anticipate that price competition in our market will continue in both of our business segments.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended June 30, 2020 increased 2%, or $0.1 million, to $5.6 million for the three months ended June 30, 2020 compared to $5.5 million for the same period in the prior year. SG&A expenses were 9.8% of net sales for the three months ended June 30, 2020, compared to 10.8% for the same period in the prior year. SG&A expenses include expenses from Interwork for the two months ended June 30, 2020. Our intent is to integrate the administrative functions of the two organizations during the third and fourth quarter of 2020.

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

Legal and Financial Advisory Expenses – Unsolicited Bid and Related Matters

Legal and financial advisory expenses – unsolicited bid and related matters for the three months ended June 30, 2020 were $0.5 million compared to no expense for the same period in the prior year. These expenses relate to the costs incurred in conjunction with the unsolicited bid and shareholder demand discussed below.

Acquisition Related Costs

Acquisition related costs for the three months ended June 30, 2020 were $0.2 million compared to no expense for the same period in the prior year. These expenses relate to costs incurred in conjunction with the acquisition of Interwork discussed below.

Income Taxes

For the three months ended June 30, 2020 and 2019, the Company recorded a provision for income taxes of $0.4 million and $0.5 million, respectively. The effective tax rate for the three months ended June 30, 2020 and 2019 was 38.4% and 22.8%, respectively. The Company’s effective tax rate for the three months ended June 30, 2020 was impacted by limitations on the deductibility of certain facilitative acquisition related costs.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Net Sales and Adjusted Gross Billings

Net sales for the six months ended June 30, 2020 increased 25%, or $23.7 million, to $119.2 million compared to $95.5 million for the same period in the prior year. Adjusted gross billings for the six months ended June 30, 2020 increased 17%, or $47.4 million, to $331.8 million compared to $284.5 million for the same period in the prior year. Net sales increased at a higher rate than adjusted gross billings due to a higher percentage of sales being derived from software licenses and hardware, which is recorded on a gross basis, for the six months ended June 30, 2020, when compared to the same period in the prior year.

Climb Channel Solutions segment net sales for the six months ended June 30, 2020 increased 28%, or $24.1 million, to $111.5 million compared to $87.4 million for the same period in the prior year. The increase in net sales was primarily due to sales from new vendor partners added in 2018 and 2019 and the results of Interwork for the two months ended June 30, 2020. Adjusted gross billings for the Climb Channel Solutions segment for the six months ended June 30, 2020 increased 18%, or $49.5 million, to $320.6 million compared to $271.1 million for the same period in the prior year.

TechXtend segment net sales for the six months ended June 30, 2020 decreased 5%, or $0.4 million, to $7.7 million compared to $8.1 million for the same period in the prior year. Sales in our TechXtend segment may vary significantly from quarter to quarter based on the timing of IT spending decisions by our larger customers. Adjusted gross billings for the TechXtend segment for the six months ended June 30, 2020 decreased 16%, or $2.1 million, to $11.2 million compared to $13.3 million for the same period in the prior year.

During the six months ended June 30, 2020, we relied on two key customers for a total of 47% of our net sales, with one of these customers accounting for 29% and the other customer accounting for 18% of our total net sales. The Company had two major customers that accounted for 26% and 18%, respectively, of its total net sales during the six months ended June 30, 2019. The Company had two major vendors that accounted for 19% and 10%, respectively, of total purchases during the six months ended June 30, 2020 and 25% and 15%, respectively, of total purchases during the six months ended June 30, 2019.

Gross Profit

Gross profit for the six months ended June 30, 2020 increased 1%, or $0.2 million, to $15.3 million compared to $15.1 million for the same period in the prior year. Climb Channel Solutions segment gross profit for the six months ended June 30, 2020 increased 4%, or $0.5 million, to $13.8 million compared to $13.3 million for the same period in the prior year. The increase in Climb Channel Solutions segment gross profit resulted from sales growth attributable to new vendor partners and the acquisition of Interwork discussed above, partially offset by higher early pay discounts and lower sales from some established vendor partner lines. TechXtend segment gross profit for the six months ended June 30, 2020 decreased 15%, or $0.3 million, to $1.5 million compared to $1.8 million for the same period in the prior year.

Customer rebates and discounts for the six months ended June 30, 2020 were $2.4 million compared to $1.6 million for the same period in the prior year. This increase is attributable to a change in payment terms with one of our larger customers during the three months ended June 30, 2020 and timing of payments from other larger customers. Customer rebates and discounts are dependent on reaching certain targets we set and timing of payments by our customers.

Vendor rebates and discounts for the six months ended June 30, 2020 were $1.9 million compared to $1.7 million for the same period in the prior year. Vendor rebates are dependent on reaching certain targets set by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully. We anticipate that price competition in our market will continue in both of our business segments.

Selling, General and Administrative Expenses

SG&A expenses for the six months ended June 30, 2020 increased 1%, or $0.1 million, to $11.1 million compared to $11.0 million for the same period in the prior year. SG&A expenses were 9.3% of net sales for the six months ended June 30, 2020, compared to 11.5% for the same period in the prior year. SG&A expenses include expenses from Interwork for the two months ended June 30, 2020. Our intent is to integrate the administrative functions of the two organizations during the third and fourth quarter of 2020.

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

Legal and Financial Advisory Expenses – Unsolicited Bid and Related Matters

Legal and financial advisory expenses – unsolicited bid and related matters for the six months ended June 30, 2020 were $1.8 million compared to no expense for the same period in the prior year. These expenses relate to the costs incurred in conjunction with the unsolicited bid and shareholder demand discussed below.

Acquisition Related Costs

Acquisition related costs for the six months ended June 30, 2020 were $0.6 million compared to no expense for the same period in the prior year. These expenses relate to costs incurred in conjunction with the acquisition of Interwork discussed below.

Income Taxes

For the six months ended June 30, 2020 and 2019, the Company recorded a provision for income taxes of $0.6 million and $1.0 million, respectively. The effective tax rate for the six months ended June 30, 2020 and 2019 was 31.2% and 23.8%, respectively. The Company’s effective tax rate for the six months ended June 30, 2020 was impacted by limitations on the deductibility of certain facilitative acquisition related costs.

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

On April 16, 2020 (the “Effective Date”), the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Mr. Nynens, SKK, N&W, and each of Dennis Crowley, David Shepherd, David Kaplan, Timothy Krochuk and Samuel Kidston (collectively with SKK and N&W, the “SKK Parties”). Pursuant to the Settlement Agreement, the Company agreed to voluntarily dismiss the Lawsuit with prejudice, and it did so on April 21, 2020. The Company also agreed to purchase all of Mr. Nynens’ 261,631 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) owned, of record or beneficially, as of the Effective Date, at a price set by calculating the volume-weighted average price of such shares trading on the NASDAQ Global Market for the ten trading days ending on the close of the trading day immediately preceding the Effective Date, and with each party paying for its own fees and expenses. As of the Effective Date, Mr. Nynens and the SKK Parties agreed to terminate November 27 Agreement and did so on April 16, 2020. Further, the SKK Parties agreed to terminate the Joint Filing Agreement, dated November 27, 2019, by and between Mr. Nynens and the SKK Parties, and did so on April 16, 2020. Additionally, as of the Effective Date, Mr. Nynens agreed to withdraw the notice of intent to nominate director candidates for election at the 2020 annual meeting of stockholders of the Company, submitted by Mr. Nynens on December 20, 2019, and to cease all solicitation of proxies and other activities in connection with such annual meeting, and Mr. Nynens did so on April 16, 2020.

On April 23, 2020, the Company purchased all of Nynens’ 261,631 shares of Common Stock at $13.19 per share pursuant to the Settlement Agreement, representing approximately 5.8% of the issued and outstanding Common Stock of the Company, for an aggregate purchase price of $3.5 million.

Acquisition of Interwork Technologies

On April 30, 2020, pursuant to a Stock Purchase Agreement dated April 20, 2020, CLIMB Channel Solutions (Canada) Inc. (“Buyer”), a newly-formed indirect subsidiary of the Company completed the purchase of Interwork Technologies Inc., a Delaware corporation (“Interwork US”) and Interwork Technologies Inc., a corporation incorporated under the laws of the Province of Ontario, Canada (“Interwork Canada”). Buyer acquired Interwork US and Interwork Canada for an aggregate purchase price of $5 million Canadian dollar (equivalent to $3.6 million USD), subject to certain working capital adjustments, paid at closing plus a potential post-closing $1.1 million Canadian dollar (equivalent to $0.8 million USD) earn-out.

Liquidity and Capital Resources

Our cash and cash equivalents increased to $45.0 million as of June 30, 2020 compared to $15.0 million as of December 31, 2019. The increase in cash and cash equivalents was primarily the result of $36.4 million of cash and cash equivalents provided by operating activities resulting from a change in payment terms with one of our customers, offset by $3.5 million of cash used to purchase treasury stock, $1.5 million of cash used for dividends and $1.1 million of cash used for an acquisition.

Net cash and cash equivalents used in operating activities for the six months ended June 30, 2020 was $36.4 million, comprised primarily of net income adjusted for non-cash items of $2.3 million and changes in operating assets and liabilities of $34.1 million. Net cash and cash equivalents used in changes in working capital were the result the timing of customer payments. During the second quarter of 2020, we implemented a change in the payment terms with one of our large customers. The impact of this change in payment terms resulted in a reduction of our accounts receivable and corresponding increase in cash during the second quarter of 2020. This change in terms also had the impact of reducing our net sales and gross profit by approximately $0.3 million for the three and six months ended June 30, 2020, however, we believe the additional liquidity will improve our return on invested capital and provide us greater flexibility in pursuing our strategic objectives.

Net cash and cash equivalents used in investing activities during the six months ended June 30, 2020 primarily consisted of payments for an acquisition. On April 30, 2020, the Company completed the purchase of Interwork US and Interwork Canada for an aggregate purchase price of $5 million Canadian dollar (equivalent to $3.6 million USD), subject to certain working capital adjustments, paid at closing plus a potential post-closing $1.1 million Canadian dollar (equivalent to $0.8 million USD) earn-out. The Company financed the acquisition from existing capital resources.

Net cash and cash equivalents used in financing activities during the six months ended June 30, 2020 was $5.0 million, primarily comprised of the purchase of treasury stock of $3.5 million and dividend payments on our Common Stock of $1.5 million. On April 23, 2020, the Company purchased 261,631 shares of its outstanding common stock at $13.19 per share, representing approximately 5.8% of its issued and outstanding shares for $3.5 million in accordance with the Settlement Agreement.

On November 15, 2017, the Company entered into a $20,000,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Second Amended and Restated Revolving Credit Loan Agreement (the “Loan Agreement”), Second Amended and Restated Revolving Credit Loan Note (the “Note”), Second Amended and Restated Security Agreement and Second Amended and Restated Pledge and Security Agreement. The Credit Facility, which will be used for working capital and general corporate purposes, matures on August 31, 2020, at which time the Company must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any interest, fees, costs and expenses, if any. As of June 30, 2020, no borrowings were outstanding under the Credit Facility.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

As described above, on April 30, 2020 we completed the acquisition of Interwork. SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from date of acquisition. We are in the process of integrating Interwork’s operations within our internal control structure. In executing this integration, we are analyzing, evaluating, and where necessary, making changes in controls and procedures related to the Interwork business. Accordingly, management has excluded controls relating to Interwork in this quarter’s evaluation of disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting. Except for the acquisition of Interwork described above, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the three months ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. – Risk Factors

Except as set forth below, during the quarter ended June 30, 2020, there were no material changes to the Risk Factors disclosed in Item 1A - “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The current COVID-19 pandemic and other public health threats or outbreaks of communicable diseases could have a material adverse effect on the Company’s operations and financial results.

The Company may face risks related to public health threats or outbreaks of communicable diseases. A widespread healthcare crisis, such as an outbreak of a communicable disease could adversely affect the global economy and the Company’s and its business partners’ ability to conduct business for an indefinite period of time. For example, the ongoing global novel coronavirus, COVID-19, pandemic, has negatively impacted global economy, disrupted financial markets and international trade, resulted in increased unemployment levels and significantly impacted global supply chains. In addition, federal, state, and local governments have implemented various mitigation measures, including travel restrictions, border closings, restrictions on public gatherings, shelter-in-place restrictions and limitations on business. Some of these actions have adversely impacted the ability of the Company’s customers, vendors and other business partners to conduct business activities, and could ultimately do so for an indefinite period of time. This could have a material adverse effect on the Company’s results of operations, financial condition, and liquidity. In particular, the continued spread of COVID-19 and efforts to contain the virus could:

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

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the repurchase of Common Stock by the Company and its affiliated purchasers during the second quarter of 2020.

ISSUER PURCHASE OF EQUITY SECURITIES

						Maximum
						Number of
				Total Number		Shares That
				of Shares		May Yet Be
				Purchased as		Purchased
	Total		Average	Part of Publicly		Under the
	Number		Price Paid	Announced	Average	Plans or
	of Shares		Per Share	Plans or	Price Paid	Programs
Period	Purchased		(2)	Programs	Per Share	(3)

April 1, 2020 - April 30, 2020	261,631	(1)	$13.19	—	$—	547,488
May 1, 2020 - May 31, 2020	2,408	(2)	$15.76	—	$—	547,488
June 1, 2020 - June 30, 2020	—		$—	—	$—	547,488
Total	264,039		$13.21	—	$—	547,488

(1)	Includes 261,631 shares repurchased pursuant to a Settlement Agreement the Company entered into with Simon F. Nijnens, Shepherd Kaplan Krochuk, LLC, a Delaware limited liability company, North & Webster SSG, LLC, a Delaware limited liability company and each of Dennis Crowley, David Shepherd, David Kaplan, Timothy Krochuk and Samuel Kidston.

(2)	Includes 2,408 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (3) below.

(3)	Average price paid per share reflects the closing price the Company’s Common Stock on the business date the shares were surrendered by the employee stockholder to satisfy individual tax withholding obligations upon vesting of Restricted Stock or the price of the Common Stock paid on the open market purchase, as applicable.

(4)	On December 3, 2014, the Board of Directors of the Company approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. On February 2, 2017, the Board of Directors of the Company approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. The Company expects to purchase shares of its Common Stock from time to time in the market or otherwise subject to market conditions. The Common Stock repurchase program does not have an expiration date.

Item 6. Exhibits

(a)	Exhibits

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Dale Foster, the Chief Executive Officer (principal executive officer) of the Company.

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

101

The following financial information from Wayside Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on August 14, 2020, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Stockholders’ Equity, (4) Condensed Consolidated Statements of Comprehensive Income, (5) Condensed Consolidated Statements of Cash Flows, and (6) the Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAYSIDE TECHNOLOGY GROUP, INC

August 14, 2020	By:	/s/ Dale Foster
Date		Dale Foster, Chief Executive Officer (Principal Executive Officer)

August 14, 2020	By:	/s/ Michael Vesey
Date		Michael Vesey, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)