Form 10-Q
period 2020-09-30
Wayside Technology Group, Inc.
filed 2020-11-12
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

There were 4,362,197 outstanding shares of common stock, par value $.01 per share (“Common Stock”) as of November 5, 2020.

Wayside Technology Group, Inc. and Subsidiaries

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,296	$14,984
Accounts receivable, net of allowances of $850 and $765, respectively	74,892	100,987
Inventory, net	3,138	2,760
Vendor prepayments	3,366	100
Prepaid expenses and other current assets	3,510	2,718
Total current assets	125,202	121,549

Equipment and leasehold improvements, net	1,028	1,215
Goodwill	3,999	—
Other intangibles, net	3,772	—
Right-of-use assets, net	1,643	1,792
Accounts receivable-long-term, net	388	1,358
Other assets	176	111
Deferred income tax assets	—	256
Total assets	$136,208	$126,281
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$91,455	$78,364
Lease liability, current portion	428	383
Total current liabilities	91,883	78,747

Lease liability, net of current portion	1,926	2,189
Non-current liabilities	89	89
Deferred income tax liabilities	82	—
Total liabilities	93,980	81,025

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 5,284,500 shares issued: 4,365,613 and 4,505,693 shares outstanding, respectively	53	53
Additional paid-in capital	31,720	32,874
Treasury stock, at cost, 918,887 and 778,807 shares, respectively	(14,668)	(13,256)
Retained earnings	26,405	26,715
Accumulated other comprehensive loss	(1,282)	(1,130)
Total stockholders’ equity	42,228	45,256
Total liabilities and stockholders' equity	$136,208	$126,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

(Amounts in thousands, except per share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2020	2019	2020	2019

Net sales	$180,124	$147,897	$60,919	$52,363

Cost of sales	157,609	125,789	53,682	45,308

Gross profit	22,515	22,108	7,237	7,055

Selling, general, and administrative expenses	17,269	16,175	6,157	5,087

Legal and financial advisory expenses, net - unsolicited bid and related matters	1,752	—	(81)	—

Acquisition related costs	982	—	344	—

Income from operations	2,512	5,933	817	1,968

Other income:

Interest, net	105	416	19	118

Foreign currency transaction gain (loss)	211	39	(67)	(52)

Income before provision for income taxes	2,828	6,388	769	2,034

Provision for income taxes	881	1,624	239	589

Net income	$1,947	$4,764	$530	$1,445

Income per common share-Basic	$0.44	$1.06	$0.13	$0.32

Income per common share-Diluted	$0.44	$1.06	$0.13	$0.32

Weighted average common shares outstanding — Basic	4,306	4,415	4,218	4,428

Weighted average common shares outstanding — Diluted	4,306	4,415	4,218	4,428

Dividends paid per common share	$0.51	$0.51	$0.17	$0.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Nine months ended		Three months ended
	September 30,		September 30,
	2020	2019	2020	2019

Net income	$1,947	$4,764	$530	$1,445

Other comprehensive (loss) income:
Foreign currency translation adjustments	(152)	225	127	58
Other comprehensive (loss) income	(152)	225	127	58

Comprehensive income	$1,795	$4,989	$657	$1,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Total
Balance at January 1, 2020	5,284,500	$53	$32,874	778,807	$(13,256)	$26,715	$(1,130)	$45,256
Net income	—	—	—	—	—	836	—	836
Translation adjustment	—	—	—	—	—	—	(501)	(501)
Dividends paid	—	—	—	—	—	(775)	—	(775)
Share-based compensation expense	—	—	167	—	—	—	—	167
Restricted stock grants (net of forfeitures)	—	—	(1,080)	(63,810)	1,079	—	—	(1)
Treasury shares repurchased	—	—	—	2,059	(32)	—	—	(32)
Balance at April 1, 2020	5,284,500	$53	$31,961	717,056	$(12,209)	$26,776	$(1,631)	$44,950
Net income	—	—	—	—	—	581	—	581
Translation adjustment	—	—	—	—	—	—	222	222
Dividends paid	—	—	—	—	—	(740)	—	(740)
Share-based compensation expense	—	—	234	—	—	—	—	234
Restricted stock grants (net of forfeitures)	—	—	(813)	(48,068)	813	—	—	—
Treasury shares repurchased	—	—	—	264,039	(3,489)	—	—	(3,489)
Balance at July 1, 2020	5,284,500	53	31,382	933,027	(14,885)	26,617	(1,409)	41,758
Net income	—	—	—	—	—	530	—	530
Translation adjustment	—	—	—	—	—	—	127	127
Dividends paid	—	—	—	—	—	(742)	—	(742)
Share-based compensation expense	—	—	636	—	—	—	—	636
Restricted stock grants (net of forfeitures)	—	—	(298)	(17,605)	298	—	—	—
Treasury shares repurchased	—	—	—	3,465	(81)	—	—	(81)
Balance at September 30, 2020	5,284,500	$53	$31,720	918,887	$(14,668)	$26,405	$(1,282)	$42,228

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Total
Balance at January 1, 2019	5,284,500	53	32,392	788,006	(13,447)	22,994	(1,419)	$40,573
Net income	—	—	—	—	—	1,463	—	1,463
Translation adjustment	—	—	—	—	—	—	127	127
Dividends paid	—	—	—	—	—	(767)	—	(767)
Share-based compensation expense	—	—	165	—	—	—	—	165
Restricted stock grants (net of forfeitures)	—	—	(318)	(18,780)	318	—	—	—
Treasury shares repurchased	—	—	—	1,905	(20)	—	—	(20)
Balance at April 1, 2019	5,284,500	$53	$32,239	771,131	$(13,149)	$23,690	$(1,292)	$41,541
Net income	—	—	—	—	—	1,857	—	1,857
Translation adjustment	—	—	—	—	—	—	40	40
Dividends paid	—	—	—	—	—	(767)	—	(767)
Share-based compensation expense	—	—	169	—	—	—	—	169
Restricted stock grants (net of forfeitures)	—	—	59	3,500	(59)	—	—	—
Treasury shares repurchased	—	—	—	1,887	(24)	—	—	(24)
Balance at July 1, 2019	5,284,500	53	32,467	776,518	(13,232)	24,780	(1,252)	42,816
Net income	—	—	—	—	—	1,445	—	1,445
Translation adjustment	—	—	—	—	—	—	58	58
Dividends paid	—	—	—	—	—	(767)	—	(767)
Share-based compensation expense	—	—	287	—	—	—	—	287
Restricted stock grants (net of forfeitures)	—	—	(19)	(1,095)	19	—	—	—
Treasury shares repurchased	—	—	—	1,862	(22)	—	—	(22)
Balance at September 30, 2019	5,284,500	$53	$32,735	777,285	$(13,235)	$25,458	$(1,194)	$43,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine months ended
	September 30,
	2020	2019
Cash flows from operating activities
Net income	$1,947	$4,764
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization expense	403	380
Provision for doubtful accounts	130	—
Deferred income tax expense	(53)	47
Share-based compensation expense	1,037	620
Amortization of discount on accounts receivable	(136)	(389)
Amortization of right-of-use assets	280	282
Change in fair value of contingent earn-out consideration	24	—
Changes in operating assets and liabilities:
Accounts receivable	36,608	(3,406)
Inventory	(235)	(881)
Prepaid expenses and other current assets	(225)	(231)
Vendor prepayments	(2,896)	2,984
Accounts payable and accrued expenses	(3,991)	(6,341)
Lease liability, net	(348)	(260)
Other assets and liabilities	(14)	67
Net cash and cash equivalents provided by (used in) operating activities	32,531	(2,364)

Cash flows from investing activities
Purchase of equipment and leasehold improvements	(20)	(92)
Payment for acquisition, net of cash acquired	(1,141)	—
Net cash and cash equivalents used in investing activities	(1,161)	(92)

Cash flows from financing activities
Purchase of treasury stock	(3,602)	(66)
Borrowings under revolving credit facility	6,800	—
Repayments of borrowings under revolving credit facility	(6,800)	—
Dividends paid	(2,257)	(2,301)
Payments of deferred financing costs	(61)	—
Net cash and cash equivalents used in financing activities	(5,920)	(2,367)

Effect of foreign exchange rate on cash and cash equivalents	(138)	97

Net increase (decrease) in cash and cash equivalents	25,312	(4,726)
Cash and cash equivalents at beginning of period	14,984	14,883
Cash and cash equivalents at end of period	$40,296	$10,157

Supplementary disclosure of cash flow information:
Income taxes paid	$2,167	$1,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

(Amounts in tables in thousands, except share and per share amounts)

1.           Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Wayside Technology Group, Inc. and its subsidiaries (collectively, the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, as permitted by the rules and regulation of the Securities and Exchange Commission, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete audited financial statements.

The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, stock-based compensation, evaluation of performance obligations and allocation of revenue to distinct items, contingencies and litigation. The Company bases its estimates on its historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the opinion of the Company’s management, all adjustments that are of a normal recurring nature, considered necessary for fair presentation of the results for the periods presented, have been included in the accompanying condensed consolidated financial statements. The Company’s actual results may differ from these estimates under different assumptions or conditions. The unaudited condensed consolidated statements of earnings for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities Exchange Commission for the year ended December 31, 2019.

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

3.         Foreign Currency Translation:

Assets and liabilities of the Company’s foreign subsidiaries have been translated using the end of the reporting period exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period. Foreign currency transaction gains and losses are recorded as income or expenses as amounts are settled. The net sales from our foreign operations for the three months ended September 30, 2020 and 2019 were $5.0 million and $4.2 million, respectively. The net sales from our foreign operations for the nine months ended September 30, 2020 and 2019 were $16.6 million and $13.6 million, respectively.

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

Disaggregation of Revenue

We generate revenue from the re-sale of third-party software licenses, subscriptions, hardware, and related service contracts. Finance fees related to sales are classified as interest income. The following table depicts the disaggregation of revenue according to revenue type and is consistent with how we evaluate our financial performance:

	(Unaudited)		(Unaudited)
	Nine months ended		Three months ended
Net sales:	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Hardware, software and other products	$165,951	$133,482	$56,370	$47,508
Software - security & highly interdependent with support	5,839	5,417	2,059	1,798
Maintenance, support & other services	8,334	8,998	2,490	3,057
Net sales	$180,124	$147,897	$60,919	$52,363

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

Contract balances - Accounts receivable is recorded at the invoiced amount, net of an allowance for doubtful accounts. A receivable is recognized in the period we deliver goods or provide services or when our right to consideration is unconditional. Payment terms on invoiced amounts are typically 30-75 days. The balance of accounts receivable, net of allowance for doubtful accounts as of September 30, 2020 and December 31, 2019 is presented in the accompanying Consolidated Balance Sheets. Accounts receivable-long-term result from product sales with extended payment terms that are discounted to their present values at the Company’s estimates of prevailing market rates at the time of the sale. The Company has determined that these amounts do not represent variable consideration as the amount earned is fixed. In subsequent periods, the accounts receivable is increased to the amounts due and payable by the customers through the accretion of interest income on the unpaid accounts receivable due in future years. The amounts due under these long-term accounts receivable due within one year are reclassified to the current portion of accounts receivable and are shown net of reserves. As our revenues are generally recognized at a point in time in the same period as they are billed, we have no deferred revenue balances. Provisions for doubtful accounts including long-term accounts receivable and returns are estimated based on historical write offs, sales returns and credit memo analysis which are adjusted to actual on a periodic basis.

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

Sales In-Transit – The Company performs an analysis of the number of days of sales in-transit to customers at the end of each reporting period based on an analysis of commercial delivery terms that include drop-shipment arrangements. This analysis is the basis upon which the Company estimates the amount of net sales in-transit at the end of the period and adjusts revenue and the related costs to reflect only what has been delivered to the customer.

The Company performs a weighted average analysis of the estimated number of days between order fulfillment and beginning of the renewal term for term licenses recorded on a gross basis to determine the amount of potential deferred net sales. Prior to the quarter ended September 30, 2020 it had been determined that this amount was not material. Due to increased sales of term licenses we have recorded an estimate of the impact of term license renewals fulfilled prior to commencement date during the three months ended September 30, 2020. In conjunction with this amount recorded in the current period, the Company also corrected within the current period a similar sales in-transit estimate amount that existed in the prior year.  As part of the Company’s analysis, it determined that there was an inconsequential impact to previously reported interim and annual financial statements and as such, no adjustments were required to be made to any prior period financial statements.

6.            Acquisition:

On April 30, 2020, pursuant to a Stock Purchase Agreement dated April 20, 2020, CLIMB Channel Solutions (Canada) Inc. (“Buyer”), a newly-formed indirectly wholly-owned subsidiary of the Company completed the purchase of Interwork Technologies Inc., a Delaware corporation (“Interwork US”) and Interwork Technologies Inc., a corporation incorporated under the laws of the Province of Ontario, Canada (“Interwork Canada”). Buyer acquired Interwork US and Interwork Canada for an aggregate purchase price of $5 million Canadian dollar (equivalent to $3.6 million USD), subject to certain working capital adjustments, paid at closing plus a potential post-closing $1.1 million Canadian dollar (equivalent to $0.8 million USD) earn-out. The allocation of the purchase price was based upon the estimated fair value of Interwork US and Interwork Canada’s net tangible and identifiable intangible assets as of the date of the acquisition. The transaction was accounted for under the purchase method of accounting.

The Company incurred acquisition related costs of approximately $0.3 million and $1.0 million during the three and nine months ended September 30, 2020, respectively. These expenses relate to costs incurred in conjunction with the acquisition of Interwork US, Interwork Canada and CDF Group Limited (see Note 19) and are reflected in the accompanying three and nine months ended September 30, 2020 Condensed Consolidated Statements of Earnings.

The financial position and operating results of Interwork US and Interwork Canada are included in the Company’s condensed consolidated financial statements from the date of acquisition. The Company recorded net revenue for Interwork US and Interwork Canada of approximately $2.6 million and $6.3 million during the three and nine months ended September 30, 2020.

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

The purchase consideration includes approximately $0.8 million of potential earn-out consideration if certain targets are achieved, payable in cash. As of September 30, 2020, the Company reassessed the earn-out liability and increased the fair value of the earn-out liability by less than $0.1 million, with the adjustment recognized within selling, general and administrative expenses during the three and nine months ended September 30, 2020. The earn-out liability is included in accounts payable and accrued expenses as of September 30, 2020 as payment would be due in the third quarter of 2021.

The preliminary allocation of the purchase price for the acquisition was allocated based on information that is currently available. The Company's estimates and assumptions underlying the initial allocations is subject to the collection of information necessary to complete its allocations within the measurement period, which is up to one year from the acquisition date.

7.            Goodwill and Other Intangible Assets:

The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2020:

Balance at January 1, 2020	$—
Acquisition of Interwork US and Interwork Canada	3,857
Translation adjustments	142
Balance September 30, 2020	$3,999

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations. The change in our goodwill balance during the nine months ended September 30, 2020 relates to our acquisition of Interwork US and Interwork Canada, which has been allocated to the Climb Channel Solutions segment.

Information related to the Company’s other intangibles, net is as follows:

	September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Vendor relationships	$3,888	$121	$3,767
Non-compete	8	3	5
Total	$3,896	$124	$3,772

Other intangibles, net was zero as of December 31, 2019.

Vendor relationships are amortized between eleven to fifteen years. Non-compete is amortized over one year.

During the three and nine months ended September 30, 2020, the Company recognized total amortization expense for other intangibles, net of $0.1 million. There was no amortization expense for other intangibles, net during the three and nine months ended September 30, 2019. Amortization expense is included in selling, general and administrative expense.

Estimated future amortization expense of the Company’s other intangibles, net as of September 30, 2020 is as follows:

2020 (excluding the nine months ended September 30, 2020)	$75
2021	294
2022	291
2023	291
2024	291
Thereafter	2,530
Total	$3,772

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

Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date of the lease based on the present value of the lease payments over the lease term. As our leases do not provide a readily determinable implicit rate, we use an incremental borrowing rate based on the information available at commencement date, including lease term, in determining the present value of future payments. The operating lease asset also includes any lease payments made and excludes lease incentives. Operating lease expense is recognized on a straight-line basis over the lease term and included in selling, general and administrative expenses.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

	(Unaudited)
	Nine months ended
	September 30,
	2020	2019
Cash paid for operating lease liabilities	$386	$371
Right-of-use assets obtained in exchange for new operating lease obligations (1)	$131	$2,163
Weighted-average remaining lease term	6.3 years	7.4 years
Weighted-average discount rate	3.4%	3.4%

(1)	During the nine months ended September 30, 2019, represents operating leases existing on January 1, 2019 and recognized as part of the Company’s adoption of ASU 2016-02.

Maturities of lease liabilities as of September 30, 2020 were as follows:

2020 (excluding the nine months ended September 30, 2020)	$103
2021	473
2022	426
2023	462
2024	472
Thereafter	1,100
3,036
Less: imputed interest	(682)
Total lease liabilities	$2,354

Lease liabilities, current portion	428
Lease liabilities, net of current portion	1,926
Total lease liabilities	$2,354

9.            Fair Value:

The carrying amounts of financial instruments, including cash and cash equivalents, short-term accounts receivable and accounts payable approximated fair value at September 30, 2020 and December 31, 2019 because of the relative short maturity of these instruments. The Company’s accounts receivable long-term are discounted to their present value at prevailing market rates at the time of sale.

10.           Balance Sheet Detail:

Equipment and leasehold improvements consist of the following:

	(Unaudited)
	September 30,	December 31,
	2020	2019
Equipment	$2,653	$2,230
Leasehold improvements	1,307	1,289
	3,960	3,519
Less accumulated depreciation and amortization	(2,932)	(2,304)
	$1,028	$1,215

During the three months ended September 30, 2020 and 2019, the Company recorded depreciation and amortization expense of $0.1 million. During the nine months ended September 30, 2020 and 2019, the Company recorded depreciation and amortization expense of $0.3 million and $0.4 million, respectively. Depreciation and amortization expense is included in selling, general and administrative expense.

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

	(Unaudited)
	September 30,	December 31,
	2020	2019
Total amount due from customer	$2,957	$5,656
Less: unamortized discount	(76)	(194)
Less: current portion included in accounts receivable	(2,493)	(4,104)
	$388	$1,358

The undiscounted cash flows to be received by the Company relating to these accounts receivable long-term expects to be $2.6 million and $0.4 million during the 12-month periods ending September 30, 2021 and 2022, respectively.

Accounts payable and accrued expenses consist of the following:

	(Unaudited)
	September 30,	December 31,
	2020	2019
Trade accounts payable	$85,255	$73,310
Accrued expenses	6,200	5,054
	$91,455	$78,364

11.            Credit Facility:

On November 15, 2017, the Company entered into a $20,000,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Second Amended and Restated Revolving Credit Loan Agreement (the “Loan Agreement”), Second Amended and Restated Revolving Credit Loan Note (the “Note”), Second Amended and Restated Security Agreement and Second Amended and Restated Pledge and Security Agreement. On August 31, 2020, the Company entered into an amendment to the Credit Facility (the “Amended Credit Facility”) pursuant to a First Amendment to Second Amended and Restated Revolving Credit Loan Agreement and Other Loan Documents (collectively, the “Amended Loan Agreement”) and First Allonge to Second Amended and Restated Revolving Credit Loan Note (the “Amended Note”).

The Amended Credit Facility, which will continue to be used for working capital and general corporate purposes, matures on June 30, 2023, at which time the Company must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any, fees, costs and expenses. In addition, the Company will pay regular monthly payments of all accrued and unpaid interest. The interest rate for any borrowings under the Amended Credit Facility is subject to change from time to time based on the changes in the LIBOR Rate, as defined in the Amended Loan Agreement (the “Index”). The Index was 2.50% at September 30, 2020. Interest on the unpaid principal balance of the Amended Note will be calculated using a rate of 1.75 percentage points over the Index. If the Index becomes unavailable during the term of the Amended Credit Facility, interest will be based upon the Benchmark Replacement (as defined in the Amended Loan Agreement) selected by Citibank after notifying the Company. The Amended Credit Facility is secured by the assets of the Company.

Among other affirmative covenants set forth in the Loan Agreement, which were not amended as part of the Amended Credit Facility, the Company must maintain (i) a minimum Debt Service Coverage Ratio (as defined in the Loan Agreement) of not less than 2.0 to 1.0, (ii) a maximum Leverage Ratio (as defined in the Loan Agreement) of at least 2.5 to 1.0, and (iii) a minimum Collateral Coverage Ratio (as defined in the Loan Agreement) of not less than 1.5 to 1.0. Additionally, the Loan Agreement contains negative covenants, which were not amended as part of the Amended Credit Facility, prohibiting, among other things, the creation of certain liens, the alteration of the nature or character of the Company’s business, and transactions with the Company’s shareholders, directors, officers, subsidiaries and/or affiliates other than with respect to (i) the repurchase of the issued and outstanding capital stock of the Company from the stockholders of the Company or (ii) the declaration and payment of dividends to the stockholders of the Company. The Company was in compliance with all such covenants at September 30, 2020 and December 31, 2019.

At September 30, 2020 and December 31, 2019, the Company had no borrowings outstanding under the Credit Facility.

12.          Earnings Per Share:

Our basic and diluted earnings per share are computed using the two-class method in accordance with ASC 260. The two-class method is an earnings allocation that determines net income per share for each class of common stock and participating securities according to their participation rights in dividends and undistributed earnings or losses. Non-vested restricted stock awards that include non-forfeitable rights to dividends are considered participating securities. Per share amounts are computed by dividing net income available to common shareholders by the weighted average shares outstanding during each period. Diluted and basic earnings per share are the same because the restricted shares are the only potentially dilutive security.

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	(Unaudited)		(Unaudited)
	Nine months ended		Three months ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net income	$1,947	$4,764	$530	$1,445

Less distributed and undistributed income allocated to participating securities	59	98	16	25

Net income attributable to common shareholders	1,888	4,666	514	1,420

Denominator:
Weighted average common shares (Basic)	4,306	4,415	4,218	4,428

Weighted average common shares including assumed conversions (Diluted)	4,306	4,415	4,218	4,428

Basic net income per share	$0.44	$1.06	$0.13	$0.32
Diluted net income per share	$0.44	$1.06	$0.13	$0.32

13.        Major Customers and Vendors:

The Company had two major vendors that accounted for 21% and 12%, respectively, of total purchases during the three months ended September 30, 2020 and 22% and 18%, respectively, of total purchases during the three months ended September 30, 2019. The Company had two major vendors that accounted for 20% and 9%, respectively, of total purchases during the nine months ended September 30, 2020 and 24% and 16%, respectively, of total purchases during the nine months ended September 30, 2019.

The Company had two major customers that accounted for 22% and 12%, respectively, of its net sales during the three months ended September 30, 2020 and 19% and 17%, respectively, of its net sales during the three months ended September 30, 2019. The Company had two major customers that accounted for 26% and 14%, respectively, of its net sales during the nine months ended September 30, 2020 and 24% and 20%, respectively, of its net sales during the nine months ended September 30, 2019. These same customers accounted for 19% and 11%, respectively, of total net accounts receivable as of September 30, 2020 and 43% and 12%, respectively, of total net accounts receivable as of December 31, 2019.

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

The effective tax rate for the three months ended September 30, 2020 and 2019 was 31.1% and 29.0%, respectively. The effective tax rate for the nine months ended September 30, 2020 and 2019 was 31.1% and 25.4%, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2020 was impacted by limitations on the deductibility of certain facilitative acquisition related costs.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The primary impact to the Company’s financial statements as a result of the CARES Act was the deferral of US corporate income tax payments from the second quarter of 2020 to the third quarter of 2020.

15.          Stockholders’ Equity and Stock Based Compensation:

The 2012 Stock-Based Compensation Plan (the “2012 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of the Company’s common stock, par value $0.01 per share (“Common Stock") initially available for award under the 2012 Plan was 600,000, which was increased to 1,000,000 shares by shareholder approval at the Company’s 2018 Annual Meeting in June 2018. As of September 30, 2020, the number of shares of Common Stock available for future award grants to employees, officers and directors under the 2012 Plan is 384,164.

During the nine months ended September 30, 2020, the Company granted a total of 134,165 shares of Restricted Stock to directors, officers and employees. These shares of Restricted Stock vest immediately or over time in sixteen equal quarterly installments. During the nine months ended September 30, 2020, a total of 4,682 shares of Restricted Stock were forfeited.

During the nine months ended September 30, 2019, the Company granted a total of 32,905 shares of Restricted Stock to directors, officers and employees. These shares of Restricted Stock vest immediately or over time in sixteen equal quarterly installments. During the nine months ended September 30, 2019, a total of 16,530 shares of Restricted Stock were forfeited.

A summary of nonvested shares of Restricted Stock awards outstanding under the 2012 Plan as of September 30, 2020, and changes during the nine months then ended is as follows:

		Weighted
		Average Grant
		Date
	Shares	Fair Value
Nonvested shares at January 1, 2020	63,922	$14.94
Granted in 2020	134,165	14.31
Vested in 2020	(56,737)	16.93
Forfeited in 2020	(4,682)	16.85
Nonvested shares at September 30, 2020	136,668	$13.43

As of September 30, 2020, there is approximately $1.7 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.8 years.

During the three months ended September 30, 2020 and 2019, the Company recognized share-based compensation expense of $0.6 million and $0.3 million, respectively. During the nine months ended September 30, 2020 and 2019, the Company recognized share-based compensation expense of $1.0 million and $0.6 million, respectively.

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

	(Unaudited)		(Unaudited)
	Nine months ended September 30,		Three months ended September 30,
	2020	2019	2020	2019
Revenue:
Climb Channel Solutions	$168,537	$136,189	$57,059	$48,815
TechXtend	11,587	11,708	3,860	3,548
	180,124	147,897	60,919	52,363
Gross Profit:
Climb Channel Solutions	$20,390	$19,708	$6,585	$6,386
TechXtend	2,125	2,400	652	669
	22,515	22,108	7,237	7,055
Direct Costs:
Climb Channel Solutions	$8,387	$7,520	$2,993	$2,481
TechXtend	992	1,124	275	316
	9,379	8,644	3,268	2,797
Segment Income Before Taxes: (1)
Climb Channel Solutions	$12,003	$12,188	$3,592	$3,905
TechXtend	1,133	1,276	377	353
Segment Income Before Taxes	13,136	13,464	3,969	4,258

General and administrative	$7,890	$7,531	$2,889	$2,290
Legal and financial advisory expenses, net - unsolicited bid and related matters	1,752	—	(81)	—
Acquisition related costs	982	—	344	—
Interest, net	105	416	19	118
Foreign currency transaction gain	211	39	(67)	(52)
Income before taxes	$2,828	$6,388	$769	$2,034

(1)	Excludes general corporate expenses including interest and foreign currency translation expenses.

	(Unaudited)
	As of	As of
	September 30,	December 31,
Selected Assets by Segment:	2020	2019

Climb Channel Solutions	$86,593	$99,602
TechXtend	2,962	5,603
Segment Select Assets	89,555	105,205
Corporate Assets	46,653	21,076
Total Assets	$136,208	$126,281

	Nine months ended		Three months ended
	(Unaudited)		(Unaudited)
Disaggregation of Revenue:	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Climb Channel Solutions

Hardware, software and other products	$155,039	$122,967	$52,706	$44,308
Software - security & highly interdependent with support	5,775	5,162	2,042	1,670
Maintenance, support & other services	7,723	8,060	2,311	2,837
Net Sales	$168,537	$136,189	$57,059	$48,815

TechXtend

Hardware, software and other products	$10,912	$10,515	$3,664	$3,200
Software - security & highly interdependent with support	64	255	17	128
Maintenance, support & other services	611	938	179	220
Net Sales	$11,587	$11,708	$3,860	$3,548

17.          Related Party Transactions:

The Company made sales to a customer where a member of our Board of Directors is an executive. During the three months ended September 30, 2020 and 2019, net sales to this customer totaled approximately $0.1 million, respectively. During the nine months ended September 30, 2020 and 2019, net sales to this customer totaled approximately $0.1 million, respectively. Amounts due from this customer as of September 30, 2020 and December 31, 2019 was less than $0.1 million, respectively, which were settled in cash subsequent to each period end.

18.          Unsolicited Bid and Shareholder Demand:

On July 15, 2019 and August 23, 2019, the Company received letters from Shepherd Kaplan Krochuk, LLC (“SKK”) and North & Webster SSG, LLC (“N&W”) announcing an unsolicited bid to acquire the Company. The proposal was subject to a number of contingencies, including the need for SKK and N&W to secure financing to complete a transaction.

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

On December 20, 2019, Mr. Nynens delivered a nomination notice to the Company regarding his intent to nominate Kim J. McCauley, Delynn Copley, Dennis M. Crowley, III and Nilesh Shah at the Meeting. On February 11, 2020, after considering the proposals with its financial advisers, the Board responded to SKK and N&W that the expired proposal received on December 10, 2019 would not have been in the best interests of the Company’s stockholders because it undervalues the Company, and did not serve as a basis for further diligence or discussion.

On January 22, 2020, the Company received a letter from one of its stockholders demanding that the Board investigate and bring an action against Mr. Nynens for breaches of certain restrictive covenants contained in his Separation and Release Agreement, dated May 11, 2018, including his covenant not to seek future employment with the Company. As a result, the Company filed a lawsuit (the “Lawsuit”) against Mr. Nynens, SKK, and N&W in the Superior Court of New Jersey Monmouth County, on February 14, 2020.

On April 16, 2020 (the “Effective Date”), the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Mr. Nynens, SKK, N&W, and each of Dennis Crowley, David Shepherd, David Kaplan, Timothy Krochuk and Samuel Kidston (collectively with SKK and N&W, the “SKK Parties”). Pursuant to the Settlement Agreement, the Company agreed to voluntarily dismiss the Lawsuit with prejudice, and to purchase all of Mr. Nynens’ 261,631 shares of the Common Stock owned, of record or beneficially, as of the Effective Date, at fair market value, as defined in the agreement. Mr. Nynens and the SKK Parties terminated the November 27 Agreement and the Joint Filing Agreement. Additionally, Mr. Nynens agreed to withdraw the notice of intent to nominate director candidates for election at the 2020 annual meeting of stockholders of the Company, submitted by Mr. Nynens on December 20, 2019, and to cease all solicitation of proxies and other activities in connection with such annual meeting. For further information, see the Current Report on Form 8-K filed by the Company on April 17, 2020.

On April 23, 2020, the Company purchased all of Nynens’ 261,631 shares of Common Stock at $13.19 per share pursuant to the Settlement Agreement, representing approximately 5.8% of the issued and outstanding Common Stock of the Company, for an aggregate purchase price of $3.5 million.

The Company incurred approximately $1.8 million in legal and advisory expenses, net during the nine months ended September 30, 2020 related to the above matter. In connection with this, the Company made certain claims for reimbursement under its insurance policies. During the three months ended September 30, 2020, reimbursement for insurance proceeds realized totaling $0.1 million has been recorded, while any potential additional insurance proceeds reimbursed under these policies as of September 30, 2020 have not been recorded as they have not been realized.

19.          Subsequent Events:

On November 6, 2020, Wayside Technology UK Holdings Limited (“Buyer”), a private limited company under the laws of England and Wales and a newly-incorporated, wholly-owned subsidiary of the Company, entered into a Share Purchase Agreement (“SPA”) and purchased the entire share capital of CDF Group Limited, a private limited company under the laws of England and Wales, for an aggregate purchase price of approximately £13.3 million (equivalent to approximately $17.4 million USD), subject to certain working capital and other adjustments.

The SPA contains customary English warranties and covenants, a guaranty by the Company of the performance by Buyer of its obligations under the SPA and customary indemnification obligations of Seller, subject to certain customary limitations and insurance caps.

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

COVID-19

We are closely monitoring the impact of the 2019 novel coronavirus, or COVID-19, pandemic on all aspects of our business. COVID-19 has resulted and will continue to result in significant economic disruption, which could also impact our business.

In the first quarter of 2020, we took a number of precautionary measures designed to help minimize the risk of the spread of the virus to our employees, including temporarily closing our offices and requiring all employees to work remotely.

While we did not incur significant disruptions to our operations during the three and nine months ended September 30, 2020 as a result of the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our business, liquidity or results of operations at this time.

This situation is changing rapidly, and additional impacts may arise that we are not aware of currently. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers and shareholders. For further information regarding the impact of COVID-19, see Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.

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

The Company’s sales, gross profit and results of operations have fluctuated and are expected to continue to fluctuate on a quarterly basis as a result of a number of factors, including but not limited to: the condition of the software industry in general, shifts in demand for software products, pricing, level of extended payment terms sales transactions, industry shipments of new software products or upgrades, fluctuations in merchandise returns, adverse weather conditions that affect response, distribution or shipping, shifts in the timing of holidays, fluctuations in foreign currency rates and changes in the Company’s product offerings. The Company’s operating expenditures are based on sales forecasts. If sales do not meet expectations in any given quarter, operating results may be materially adversely affected.

Dividend Policy and Share Repurchase Program. Historically we have sought to return value to investors through the payment of quarterly dividends and share repurchases. Total dividends paid and shares repurchased were $0.7 million and $0.1 million during the three months ended September 30, 2020. Total dividends paid and shares repurchased were $0.8 million and less than $0.1 million during the three months ended September 30, 2019, respectively. The payment of future dividends and share repurchases is at the discretion of our Board of Directors and dependent on results of operations, projected capital requirements and other factors the Board of Directors may find relevant.

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

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Because these forward-looking statements are subject to risks and uncertainties, actual results could differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, but are not limited to, the continued acceptance of the Company’s distribution channel by vendors and customers, the timely availability and acceptance of new products, product mix, market conditions, competitive pricing pressures, contribution of key vendor relationships and support programs, including vendor rebates and discounts, as well as factors that affect the software industry in general and other factors generally. Currently, one of the most significant factors is the potential adverse effect of the current COVID-19 pandemic on the Company, the global economy and financial markets.  The extent to which COVID-19 impacts the Company will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, including the impact on our reseller partners and the end customer markets they serve, among others. We strongly urge current and prospective investors to carefully consider the cautionary statements and risk factors contained in this report and our annual report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 4, 2020.

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

Financial Overview

Net sales increased 16%, or $8.5 million, to $60.9 million for the three months ended September 30, 2020 compared to $52.4 million for the same period in the prior year. Gross profit increased 3%, or $0.1 million, to $7.2 million for the three months ended September 30, 2020 compared to $7.1 million for the same period in the prior year. Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2020 increased 21%, or $1.1 million, to $6.2 million for the three months ended September 30, 2020 compared to $5.1 million for the same period in the prior year. Legal and financial advisory expenses, net – unsolicited bid and related matters for the three months ended September 30, 2020 were a recovery of $0.1 million compared to no expense for the same period in the prior year. Acquisition related costs for the three months ended September 30, 2020 were $0.3 million compared to no expense for the same period in the prior year. Net income for the three months ended September 30, 2020 was $0.5 million compared to $1.4 million for the same period in the prior year. Diluted income per share for the three months ended September 30, 2020 was $0.13 compared to $0.32 for the same period in the prior year.

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

See further information on acquisition accounting in Notes 6 to the Consolidated Financial Statements in Item 1 of this report.

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Nine months ended		Three months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	87.5	85.1	88.1	86.5
Gross profit	12.5	14.9	11.9	13.5
Selling, general and administrative expenses	9.6	10.9	10.1	9.7
Legal and financial advisory expenses, net - unsolicited bid and related matters	1.0	—	(0.1)	—
Acquisition related costs	0.5	—	0.6	—
Income from operations	1.4	4.0	1.3	3.8
Other income	0.2	0.3	(0.1)	0.1
Income before income taxes	1.6	4.3	1.3	3.9
Income tax provision	0.5	1.1	0.4	1.1
Net income	1.1%	3.2%	0.9%	2.8%

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

	Nine months ended		Three months ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019

Net sales	$180,124	$147,897	$60,919	$52,363
Adjusted gross billings (Non-GAAP)	$502,856	$433,519	$171,018	$149,058

Gross profit	$22,515	$22,108	$7,237	$7,055
Gross profit - Climb Channel Solutions	$20,390	$19,708	$6,585	$6,386
Gross profit - TechXtend	$2,125	$2,400	$652	$669

Adjusted EBITDA (Non-GAAP)	$7,062	$7,436	$1,852	$2,447

Gross margin % - Adjusted gross billings (Non-GAAP)	4.5%	5.1%	4.2%	4.7%
Effective margin % - Adjusted EBITDA (Non-GAAP)	31.4%	33.6%	25.6%	34.7%

We consider gross profit growth and effective margin to be key metrics in evaluating our business. During the three months ended September 30, 2020, gross profit increased 3%, or $0.1 million, to $7.2 million compared to $7.1 million for the same period in the prior year while effective margin decreased to 25.6% compared to 34.7% for the same period in the prior year. During the nine months ended September 30, 2020, gross profit increased 2%, or $0.4 million, to $22.6 million compared to $22.1 million for the same period in the prior year while effective margin decreased to 31.4% compared to 33.6% for the same period in the prior year.

Reconciliations of Non-GAAP Financial Measures

	Nine months ended		Three months ended
	September 30,	September 30,	September 30,	September 30,
Reconciliation of net sales to adjusted gross billings (Non-GAAP):	2020	2019	2020	2019

Net sales	$180,124	$147,897	$60,919	$52,363
Costs of sales related to Software – security and highly interdependent with support and maintenance, support or other services	322,732	285,622	110,099	96,695
Adjusted gross billings	$502,856	$433,519	$171,018	$149,058

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

	Nine months ended		Three months ended
	September 30,	September 30,	September 30,	September 30,
Net income reconciled to adjusted EBITDA:	2020	2019	2020	2019

Net income	$1,947	$4,764	$530	$1,445
Provision for income taxes	881	1,624	239	589
Depreciation and amortization	403	380	164	119
Interest expense	60	48	19	8
EBITDA	3,291	6,816	952	2,161
Share-based compensation	1,037	620	637	286
Legal and financial advisory expenses, net - unsolicited bid and related matters	1,752	-	(81)	-
Acquisition related costs	982	-	344	-
Adjusted EBITDA	$7,062	$7,436	$1,852	$2,447

We define adjusted EBITDA, as net income, plus provision for income taxes, depreciation, amortization, share-based compensation, interest, legal and financial advisory expenses, net – unsolicited bid and related matters and acquisition related costs. We define effective margin as adjusted EBITDA as a percentage of gross profit. We provided a reconciliation of adjusted EBITDA to net income, which is the most directly comparable US GAAP measure. We use adjusted EBITDA as a supplemental measure of our performance to gain insight into our businesses profitability when compared to the prior year and our competitors. Adjusted EBITDA is also a component to our financial covenants in our credit facility. Our use of adjusted EBITDA has limitations, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under US GAAP. In addition, other companies, including companies in our industry, might calculate adjusted EBITDA, or similarly titled measures differently, which may reduce their usefulness as comparative measures.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

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

Net Sales and Adjusted Gross Billings

Net sales for the three months ended September 30, 2020 increased 16%, or $8.5 million, to $60.9 million compared to $52.4 million for the same period in the prior year. Adjusted gross billings for the three months ended September 30, 2020 increased 15%, or $21.9 million, to $171.0 million compared to $149.1 million for the same period in the prior year.

Climb Channel Solutions segment net sales for the three months ended September 30, 2020 increased 17%, or $8.2 million, to $57.0 million compared to $48.8 million for the same period in the prior year. The increase in net sales was primarily due to sales from Interwork for the three months ended September 30, 2020 and increased sales from newer vendor partner lines added in 2018 and 2019. Adjusted gross billings for the Climb Channel Solutions segment for the three months ended September 30, 2020 increased 16%, or $22.5 million, to $165.7 million compared to $143.2 million for the same period in the prior year.

TechXtend segment net sales for the three months ended September 30, 2020 increased 8%, or $0.3 million, to $3.8 million compared to $3.5 million for the same period in the prior year. Sales in our TechXtend segment may vary significantly from quarter to quarter based on the timing of IT spending decisions by our larger customers. Adjusted gross billings for the TechXtend segment for the three months ended September 30, 2020 decreased 10%, or $0.6 million, to $5.3 million compared to $5.9 million for the same period in the prior year.

During the three months ended September 30, 2020, we relied on two key customers for a total of 34% of our net sales, with one of these customers accounting for 22% and the other customer accounting for 12% of our total net sales. The Company had two major customers that accounted for 19% and 17%, respectively, of its total net sales during the three months ended September 30, 2019. The Company had two major vendors that accounted for 21% and 12%, respectively, of total purchases during the three months ended September 30, 2020 and 22% and 18%, respectively, of total purchases during the three months ended September 30, 2019.

Gross Profit

Gross profit for the three months ended September 30, 2020 increased 3%, or $0.1 million, to $7.2 million compared to $7.1 million for the same period in the prior year. Climb Channel Solutions segment gross profit for the three months ended September 30, 2020 increased 3%, or $0.2 million, to $6.6 million compared to $6.4 million for the same period in the prior year. The increase in Climb Channel Solutions segment gross profit resulted primarily from increased sales from the acquisition of Interwork and other vendor partner lines discussed above, partially offset by higher early pay discounts and other rebates and discounts offered to our customers. The increase in early pay discounts was impacted by a change in payment terms with one of our larger customers, which resulted in an early pay discount of approximately $0.4 million and a decrease in accounts receivable from the time the program was implemented of approximately $30 million (see Liquidity and Capital Resources below). TechXtend segment gross profit for the three months ended September 30, 2020 remained consistent with the same period in the prior year at $0.7 million.

Customer rebates and discounts for the three months ended September 30, 2020 were $1.6 million compared to $0.9 million for the same period in the prior year. This increase is primarily attributable to a change in payment terms with one of our larger customers during the second quarter of 2020. Customer rebates and discounts vary based on terms of rebate and early pay discount programs offered to customers and timing of payments ultimately received from our customers.

Vendor rebates and discounts for the three months ended September 30, 2020 remained consistent with the same period in the prior year at $0.6 million. Vendor rebates are dependent on programs offered by our vendors and in some cases reaching certain volume targets set by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully. We anticipate that price competition in our market will continue in both of our business segments.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended September 30, 2020 increased 21%, or $1.1 million, to $6.2 million compared to $5.1 million for the same period in the prior year, primarily due to higher sales related salaries and commissions, higher stock compensation expense and higher professional fees related to our obligations as a public company. SG&A expenses also include approximately $0.2 million of expenses from Interwork for the three months ended September 30, 2020, which we plan to phase out in the fourth quarter of 2020 as we complete the integration of our administrative organizations. SG&A expenses were 10.3% of net sales for the three months ended September 30, 2020, compared to 9.7% for the same period in the prior year.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We plan to continue to expand our investment in business development, sales and marketing to maximize our market penetration.

Legal and Financial Advisory Expenses, Net – Unsolicited Bid and Related Matters

Legal and financial advisory expenses, net – unsolicited bid and related matters for the three months ended September 30, 2020 were a recovery of $0.1 million relating to reimbursement for insurance proceeds realized compared to no expense for the same period in the prior year.

Acquisition Related Costs

Acquisition related costs for the three months ended September 30, 2020 were $0.3 million compared to no expense for the same period in the prior year. These expenses relate to costs incurred in conjunction with the acquisition of Interwork and CDF discussed below.

Income Taxes

For the three months ended September 30, 2020 and 2019, the Company recorded a provision for income taxes of $0.2 million and $0.6 million, respectively. The effective tax rate for the three months ended September 30, 2020 and 2019 was 31.1% and 29.0%, respectively. The Company’s effective tax rate for the three months ended September 30, 2020 was impacted by limitations on the deductibility of certain facilitative acquisition related costs.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Net Sales and Adjusted Gross Billings

Net sales for the nine months ended September 30, 2020 increased 22%, or $32.2 million, to $180.1 million compared to $147.9 million for the same period in the prior year. Adjusted gross billings for the nine months ended September 30, 2020 increased 16%, or $69.3 million, to $502.8 million compared to $433.5 million for the same period in the prior year.

Climb Channel Solutions segment net sales for the nine months ended September 30, 2020 increased 24%, or $32.4 million, to $168.6 million compared to $136.2 million for the same period in the prior year. The increase in net sales was primarily due to sales from new vendor partners added in 2018 and 2019 and the inclusion of net sales of Interwork for the five months ended September 30, 2020. Adjusted gross billings for the Climb Channel Solutions segment for the nine months ended September 30, 2020 increased 17%, or $72.1 million, to $486.4 million compared to $414.3 million for the same period in the prior year.

TechXtend segment net sales for the nine months ended September 30, 2020 decreased 1%, or $0.1 million, to $11.6 million compared to $11.7 million for the same period in the prior year. Sales in our TechXtend segment may vary significantly from quarter to quarter based on the timing of IT spending decisions by our larger customers. Adjusted gross billings for the TechXtend segment for the nine months ended September 30, 2020 decreased 14%, or $2.8 million, to $16.4 million compared to $19.2 million for the same period in the prior year.

During the nine months ended September 30, 2020, we relied on two key customers for a total of 40% of our net sales, with one of these customers accounting for 26% and the other customer accounting for 14% of our total net sales. The Company had two major customers that accounted for 24% and 20%, respectively, of its total net sales during the nine months ended September 30, 2019. The Company had two major vendors that accounted for 20% and 9%, respectively, of total purchases during the nine months ended September 30, 2020 and 24% and 16%, respectively, of total purchases during the nine months ended September 30, 2019.

Gross Profit

Gross profit for the nine months ended September 30, 2020 increased 2%, or $0.4 million, to $22.5 million compared to $22.1 million for the same period in the prior year. Climb Channel Solutions segment gross profit for the nine months ended September 30, 2020 increased 3%, or $0.7 million, to $20.4 million compared to $19.7 million for the same period in the prior year. The increase in Climb Channel Solutions segment gross profit resulted primarily from increased sales from the acquisition of Interwork and newer vendor lines discussed above, partially offset by higher early pay discounts and rebates offered to our customers. The increase in early pay discounts was impacted by a change in payment terms with one of our larger customers, which resulted in an early pay discount of approximately $0.7 million and a decrease in accounts receivable from the time the program was implemented of approximately $30 million (see Liquidity and Capital Resources below). TechXtend segment gross profit for the nine months ended September 30, 2020 decreased 11%, or $0.3 million, to $2.1 million compared to $2.4 million for the same period in the prior year.

Customer rebates and discounts for the nine months ended September 30, 2020 were $4.0 million compared to $2.5 million for the same period in the prior year. This increase is attributable to a change in payment terms with one of our larger customers during the second quarter of 2020 and timing of payments from other larger customers. Customer rebates and discounts vary based on terms of rebate and early pay discount programs offered to customers and timing of payments ultimately received from our customers.

Vendor rebates and discounts for the nine months ended September 30, 2020 were $2.5 million compared to $2.4 million for the same period in the prior year. Vendor rebates are dependent on reaching certain targets set by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully. We anticipate that price competition in our market will continue in both of our business segments.

Selling, General and Administrative Expenses

SG&A expenses for the nine months ended September 30, 2020 increased 7%, or $1.1 million, to $17.3 million compared to $16.2 million for the same period in the prior year, primarily due to higher sales related salaries and commissions, higher stock compensation expense and higher professional fees related to our obligations as a public company. SG&A expenses were 9.7% of net sales for the nine months ended September 30, 2020, compared to 10.9% for the same period in the prior year. SG&A expenses include approximately $0.3 million of expenses from Interwork for the five months ended September 30, 2020. We anticipate completing the integration of the administrative functions of the two organizations during the fourth quarter of 2020.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We plan to continue to expand our investment in business development, sales and marketing to maximize our market penetration.

Legal and Financial Advisory Expenses, Net – Unsolicited Bid and Related Matters

Legal and financial advisory expenses, net – unsolicited bid and related matters for the nine months ended September 30, 2020 were $1.8 million compared to no expense for the same period in the prior year. These expenses relate to the costs incurred in conjunction with the unsolicited bid and shareholder demand discussed below.

Acquisition Related Costs

Acquisition related costs for the nine months ended September 30, 2020 were $1.0 million compared to no expense for the same period in the prior year. These expenses relate to costs incurred in conjunction with the acquisition of Interwork and CDF discussed below.

Income Taxes

For the nine months ended September 30, 2020 and 2019, the Company recorded a provision for income taxes of $0.9 million and $1.6 million, respectively. The effective tax rate for the nine months ended September 30, 2020 and 2019 was 31.1% and 25.4%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2020 was impacted by limitations on the deductibility of certain facilitative acquisition related costs.

Unsolicited Bid and Shareholder Demand

On July 15, 2019 and August 23, 2019, the Company received letters from Shepherd Kaplan Krochuk, LLC (“SKK”) and North & Webster SSG, LLC (“N&W”) announcing an unsolicited bid to acquire the Company. The proposal was subject to a number of contingencies, including the need for SKK and N&W to secure financing to complete a transaction.

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

On December 20, 2019, Mr. Nynens delivered a nomination notice to the Company regarding his intent to nominate Kim J. McCauley, Delynn Copley, Dennis M. Crowley, III and Nilesh Shah at the Meeting. On February 11, 2020, after considering the proposals with its financial advisers, the Board responded to SKK and N&W that the expired proposal received on December 10, 2019 would not have been in the best interests of the Company’s stockholders because it undervalues the Company, and did not serve as a basis for further diligence or discussion.

On January 22, 2020, the Company received a letter from one of its stockholders demanding that the Board investigate and bring an action against Mr. Nynens for breaches of certain restrictive covenants contained in his Separation and Release Agreement, dated May 11, 2018, including his covenant not to seek future employment with the Company. As a result, the Company filed a lawsuit (the “Lawsuit”) against Mr. Nynens, SKK, and N&W in the Superior Court of New Jersey Monmouth County, on February 14, 2020.

On April 16, 2020 (the “Effective Date”), the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Mr. Nynens, SKK, N&W, and each of Dennis Crowley, David Shepherd, David Kaplan, Timothy Krochuk and Samuel Kidston (collectively with SKK and N&W, the “SKK Parties”). Pursuant to the Settlement Agreement, the Company agreed to voluntarily dismiss the Lawsuit with prejudice, and to purchase all of Mr. Nynens’ 261,631 shares of the Common Stock owned, of record or beneficially, as of the Effective Date, at fair market value, as defined in the agreement. Mr. Nynens and the SKK Parties terminated the November 27 Agreement and the Joint Filing Agreement. Additionally, Mr. Nynens agreed to withdraw the notice of intent to nominate director candidates for election at the 2020 annual meeting of stockholders of the Company, submitted by Mr. Nynens on December 20, 2019, and to cease all solicitation of proxies and other activities in connection with such annual meeting. For further information, see the Current Report on Form 8-K filed by the Company on April 17, 2020.

On April 23, 2020, the Company purchased all of Nynens’ 261,631 shares of Common Stock at $13.19 per share pursuant to the Settlement Agreement, representing approximately 5.8% of the issued and outstanding Common Stock of the Company, for an aggregate purchase price of $3.5 million.

The Company incurred approximately $1.8 million in legal and advisory expenses, net during the nine months ended September 30, 2020 related to the above matter. In connection with this, the Company made certain claims for reimbursement under its insurance policies. During the three months ended September 30, 2020, reimbursement for insurance proceeds realized totaling $0.1 million has been recorded, while any potential additional insurance proceeds reimbursed under these policies as of September 30, 2020 have not been recorded as they have not been realized.

Acquisitions

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

CDF Group Limited

On November 6, 2020, Wayside Technology UK Holdings Limited (“Buyer”), a private limited company under the laws of England and Wales and a newly-incorporated, wholly-owned subsidiary of the Company, entered into a Share Purchase Agreement (“SPA”) and purchased the entire share capital of CDF Group Limited, a private limited company under the laws of England and Wales, for an aggregate purchase price of approximately £13.3 million (equivalent to approximately $17.4 million USD), subject to certain working capital and other adjustments.

The SPA contains customary English warranties and covenants, a guaranty by the Company of the performance by Buyer of its obligations under the SPA and customary indemnification obligations of Seller, subject to certain customary limitations and insurance caps.

Liquidity and Capital Resources

Our cash and cash equivalents increased to $40.3 million as of September 30, 2020 compared to $15.0 million as of December 31, 2019. The increase in cash and cash equivalents was primarily the result of $32.5 million of cash and cash equivalents provided by operating activities resulting from a change in payment terms with one of our customers, offset by $3.6 million of cash used to purchase treasury stock, $2.3 million of cash used for dividends and $1.1 million of cash used for an acquisition.

Net cash and cash equivalents used in operating activities for the nine months ended September 30, 2020 was $32.5 million, comprised primarily of net income adjusted for non-cash items of $3.7 million and changes in operating assets and liabilities of $28.8 million. Net cash and cash equivalents used in changes in working capital were the result the timing of customer payments. During the second quarter of 2020, we implemented a change in the payment terms with one of our large customers. The impact of this change in payment terms resulted in a reduction of our accounts receivable and corresponding increase in cash of approximately $30 million from the date the program was implemented. This change in terms also had the impact of reducing our net sales and gross profit by approximately $0.4 million and $0.7 million for the three and nine months ended September 30, 2020, respectively, however, we believe the additional liquidity will improve our return on invested capital and provide us greater flexibility in pursuing our strategic objectives.

Net cash and cash equivalents used in investing activities during the nine months ended September 30, 2020 primarily consisted of payments for an acquisition. On April 30, 2020, the Company completed the purchase of Interwork US and Interwork Canada for an aggregate purchase price of $5 million Canadian dollar (equivalent to $3.6 million USD), subject to certain working capital adjustments, paid at closing plus a potential post-closing $1.1 million Canadian dollar (equivalent to $0.8 million USD) earn-out. The Company financed the acquisition from existing capital resources.

On November 6, 2020, the Company entered into the SPA to purchase CDF Group Limited for an aggregate purchase price of £13.3 million (equivalent to approximately $17.4 million USD), subject to certain working capital and other adjustments.

Net cash and cash equivalents used in financing activities during the nine months ended September 30, 2020 was $5.9 million, primarily comprised of the purchase of treasury stock of $3.6 million and dividend payments on our Common Stock of $2.3 million. On April 23, 2020, the Company purchased 261,631 shares of its outstanding common stock at $13.19 per share, representing approximately 5.8% of its issued and outstanding shares for $3.5 million in accordance with the Settlement Agreement.

On November 15, 2017, the Company entered into a $20,000,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Second Amended and Restated Revolving Credit Loan Agreement (the “Loan Agreement”), Second Amended and Restated Revolving Credit Loan Note (the “Note”), Second Amended and Restated Security Agreement and Second Amended and Restated Pledge and Security Agreement. On August 31, 2020, the Company entered into an amendment to the Credit Facility (the “Amended Credit Facility”) pursuant to a First Amendment to Second Amended and Restated Revolving Credit Loan Agreement and Other Loan Documents (the “Amended Loan Agreement”) and First Allonge to Second Amended and Restated Revolving Credit Loan Note (the “Amended Note”). The Amended Credit Facility, which will continue to be used for working capital and general corporate purposes, matures on June 30, 2023, at which time the Company must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any, fees, costs and expenses. As of September 30, 2020, no borrowings were outstanding under the Credit Facility.

We anticipate that our working capital needs will increase as we invest in the growth of our business. We believe that the funds held in cash and cash equivalents and our unused borrowings under our Credit Facility will be sufficient to fund our working capital and cash requirements for the next 12 months.

Foreign Exchange

The Company’s foreign subsidiaries are subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. We are subject to fluctuations primarily in the Canadian Dollar and the Euro Dollar to-U.S. Dollar exchange rate.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Changes in Internal Control Over Financial Reporting. Except for the acquisition of Interwork described above, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the three months ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. – Legal Proceedings

Please see Note 18 to the “Consolidated Condensed Financial Statements” of this Quarterly Report on Form 10-Q regarding certain legal proceedings that were terminated prior to the period covered by this Quarterly Report on Form 10-Q (the “Proceedings”). A description of the Proceedings is included in Part II, Item 1, “Legal Proceedings” of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 and Part I, Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and are incorporated herein by reference.

Item 1A. – Risk Factors

Except as set forth below, during the quarter ended September 30, 2020, there were no material changes to the Risk Factors disclosed in Item 1A - “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the repurchase of Common Stock by the Company and its affiliated purchasers during the third quarter of 2020.

ISSUER PURCHASE OF EQUITY SECURITIES

						Maximum
						Number of
				Total Number		Shares That
				of Shares		May Yet Be
				Purchased as		Purchased
	Total		Average	Part of Publicly		Under the
	Number		Price Paid	Announced	Average	Plans or
	of Shares		Per Share	Plans or	Price Paid	Programs
Period	Purchased		(2)	Programs	Per Share	(3)

July 1, 2020 - July 31, 2020	—		$—	—	$—	547,488
August 1, 2020 - August 31, 2020	3,465	(1)	$23.29	—	$—	547,488
September 1, 2020 - September 30, 2020	—		$—	—	$—	547,488
Total	3,465		$23.29	—	$—	547,488

(1)	Includes 2,408 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (3) below.

(2)	Average price paid per share reflects the closing price the Company’s Common Stock on the business date the shares were surrendered by the employee stockholder to satisfy individual tax withholding obligations upon vesting of Restricted Stock or the price of the Common Stock paid on the open market purchase, as applicable.

(3)	On December 3, 2014, the Board of Directors of the Company approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. On February 2, 2017, the Board of Directors of the Company approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. The Company expects to purchase shares of its Common Stock from time to time in the market or otherwise subject to market conditions. The Common Stock repurchase program does not have an expiration date.

Item 3. – Defaults Upon Senior Securities

None.

Item 4. – Mine Safety Disclosures

None.

Item 5. – Other Information

None.

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

101

The following financial information from Wayside Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 12, 2020, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Stockholders’ Equity, (4) Condensed Consolidated Statements of Comprehensive Income, (5) Condensed Consolidated Statements of Cash Flows, and (6) the Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAYSIDE TECHNOLOGY GROUP, INC

November 12, 2020	By:	/s/ Dale Foster
Date		Dale Foster, Chief Executive Officer (Principal Executive Officer)

November 12, 2020	By:	/s/ Michael Vesey
Date		Michael Vesey, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)