Form 10-K
period 2020-12-31
Wayside Technology Group, Inc.
filed 2021-03-16
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

⌧ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2020

OR

◻TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Large accelerated filer ◻	Accelerated filer ⌧	Non-accelerated filer ◻	Smaller reporting company ⌧
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ◻ No ⌧

The aggregate market value of the Common Stock held by non-affiliates of the Registrant computed by reference to the closing sale price for the Registrant’s Common Stock as of June 30, 2020, which was the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on The NASDAQ Global Market, was approximately $103.6 million (In determining the market value of the Common Stock held by any non-affiliates, shares of Common Stock of the Registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of Common Stock of the Registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes).

The number of shares outstanding of the Registrant’s Common Stock as of February 23, 2021 was 4,410,035 shares.

Documents Incorporated by Reference: Portions of the Registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed on or before April 30, 2021 are incorporated by reference into Part III of this Report.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). All statements, other than statements of historical or current fact, in this report are forward-looking statements, including but not limited to statements regarding the scope and duration of the novel coronavirus pandemic (“COVID-19”) and its impact on our business, future events or conditions, industry prospects and the Company’s expected financial position, business and financing plans. These forward-looking statements may be accompanied by such words as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “target,” “should,” “likely,” “will” and other words and terms of similar meaning.

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

Item 1. Business

General

Wayside Technology Group, Inc. and Subsidiaries (the “Company,” “us,” “we,” or “our”) is a value added information technology (“IT”) distribution and solutions company. The Company primarily operates through its “Distribution” segment, which distributes emerging technologies to corporate resellers, value added resellers (VARs), consultants and systems integrators worldwide under the names “Climb Channel Solutions” and “Sigma Software Distribution”. The Company also operates a smaller segment called “Solutions”, which is a cloud solutions provider and value-added reseller of software, hardware and services for customers worldwide under the names “TechXtend” and “Grey Matter”. Across both segments, we offer an extensive line of products from leading software vendors and tools for virtualization/cloud computing, security, networking, storage and infrastructure management, application lifecycle management and other technically sophisticated domains as well as computer hardware.

The Company was incorporated in Delaware in 1982. Our common stock, par value $0.01 per share (“Common Stock”) is listed on The NASDAQ Global Market under the symbol “WSTG”. Our main web site address is www.waysidetechnology.com, and the other web sites maintained by our business include www.climbcs.com, www.techxtend.com, www.sigmasd.com, and www.greymatter.com. The information contained on, or otherwise accessible through, our websites is not part of, or incorporated by reference into, this report.

In our Distribution segment, which accounted for approximately 93% of our consolidated net sales and 88% of our consolidated gross profit during the year ended December 31, 2020, we distribute technology products from software developers, software vendors or original equipment manufacturers (OEMs) to resellers, and system integrators worldwide. We purchase software, maintenance/service agreements, networking/storage/security equipment and complementary products from our vendors and sell them to our reseller customers. The large majority of products we sell are “drop shipped” directly to the customers, which reduces physical handling by the Company and required investment in inventory. Generally, a vendor authorizes a limited number of companies to act as distributors of their product and sell to resellers of their product. Our reseller customers include value-added resellers, or VARs, corporate resellers, government resellers, system integrators, direct marketers, and national IT superstores. We combine our core strengths in customer service, marketing, distribution, credit and billing to allow our customers to achieve greater efficiencies in time to market in the IT channel in a cost-effective manner.

While our Distribution business is characterized by low gross profit as a percentage of adjusted gross billings, or gross margin, and price competition, we have been able to operate profitably by leveraging an efficient and scalable business model with low capital investment requirements. The large majority of the products we sell are either digital products such as license authorizations, third party maintenance contracts, or hardware which is dropped shipped to the end customer directly by the vendor. We utilize electronic digital interchange (“EDI”) and other automation to fulfill these orders on a cost-efficient basis. We also maintain relatively low inventory balances relative to our gross billings and enjoy what we believe is favorable credit from our vendor partners, allowing us to deploy a capital efficient model as reflected by our return on equity and pre-tax income as a percentage of gross profit generated.

In our Distribution segment, we are highly dependent on the end-market demand for the products we sell, and on our partners’ strategic initiatives and business models. This end-market demand is influenced by many factors including the introduction of new products, replacement and renewal cycles for existing products, competitive products, overall economic growth and general business activity. A difficult and challenging economic environment may also lead to consolidation or decline in the industry and increased price-based competition. We continually review the marketplace to identify new and emerging vendors and products to potentially add to our vendor partners.

We also provide comprehensive IT solutions directly to end users through our Solutions segment, which accounted for approximately 7% of our consolidated net sales and 12% of our consolidated gross profit during the year ended December 31, 2020. Products in this segment are acquired directly from original equipment manufacturers (OEMs), software developers or distributors and sold to end users. We provide customer service, billing, sales and marketing support in this segment and provide extended payment terms to facilitate sales.

The Company operates a distribution facility in Eatontown, New Jersey.

Acquisitions

We view acquisitions as an important part of our strategic growth plan. During 2020, we completed two acquisitions to add scale, broaden our geographic footprint, expand partner relationships and add cloud support capabilities.

●	Interwork Technologies Inc. (“Interwork”) acquired on April 30, 2020 is a technology distributor specializing in cyber security products based in Toronto, Canada. The acquisition added scale to our existing Canadian operation and brought key vendor partner relationships to our portfolio.

●	CDF Group Limited (“CDF”) acquired on November 6, 2020 is a technology distributor and solutions provider with a specialty in cloud enablement and support services. The acquisition expanded our sales presence in the United Kingdom and Europe, added a key vendor partner relationship for Microsoft cloud products, and provided valuable technical expertise in cloud enablement and support.

We integrated Interwork into our business platform immediately to enable cost efficiencies and to leverage partner relationships across the companies as part of our strategic growth plan. We are evaluating the integration plan for CDF and plan to fully integrate its operations in 2021.

We plan to continue to evaluate acquisition opportunities as part of our strategic growth plan going forward.

Products

An essential part of our ongoing operations and strategic growth plan in our Distribution segment is the continued recruitment of software vendors for which we become authorized distributors of their products. Through our Distribution segment, we sell a wide variety of technology products from a broad range of software vendors and manufacturers, such as Bluebeam Software, Flexera Software, Intel Software, Microsoft, Micro Focus, Mindjet, SmartBear Software, SolarWinds, Sophos, StorageCraft Technology, TechSmith, Trend Micro, Unitrends, CloudGenix, Tintri and Extrahop. On a continuous basis, we screen new vendors and products for inclusion in our line card based on their features, quality, price, profit margins and current market trends. Developing a diverse vendor base is a key element of our business strategy. We focus on establishing deep relationships with our vendor and reseller partners by providing specialized product training to our sales force and the use of dedicated sales teams. We have also established an efficient ordering process with our key partners through the implementation of electronic ordering and other processes adapted to their requirements. As a result, our relationships with our key vendor partners tend to be long-term in nature despite the absence of long-term contracts, with a significant portion of sales derived from annually recurring renewals of software maintenance and subscription agreements related to our partners embedded base of customers utilizing their software products. Additionally, a key part of our strategic growth plan is to provide a high level of support to select emerging technology vendors through our Climb Elevate program to develop future relationships throughout the growth cycle of a vendor partner.

In our Solutions business, an essential part of our strategic growth plan is to pursue opportunities with higher growth prospects and gross margin characteristics through the sale of specialty products, services and cloud offerings. Through the acquisition of CDF we added certain technical and administrative support capabilities to enable us to resell cloud and software as a service products (“SaaS”) including Microsoft products in the United Kingdom. Our strategic growth plan is to expand our cloud offerings by leveraging these support services to other markets and products.

For the year ended December 31, 2020, Sophos and SolarWinds accounted for 20% and 12%, respectively of our consolidated purchases. For the year ended December 31, 2019, Sophos and SolarWinds accounted for 22% and 17%, respectively of our consolidated purchases. The loss of a key vendor or group of vendors could disrupt our product availability and otherwise have an adverse effect on the Company.

The Company predominantly sells third party software, software subscriptions, and maintenance. Sales of hardware and peripherals represented 9% and 6% of our adjusted gross billings in 2020 and 2019, respectively.

Cloud

Our vendor and reseller partners are increasingly incorporating cloud and hybrid cloud products into their portfolios. An essential part of our strategic growth plan is to provide value added services to our vendor partners and customers to enhance their ability to market these products. This includes maintaining infrastructure to facilitate licensing of cloud and SaaS products, providing technical support for cloud products, and providing integration and enablement services. The acquisition of CDF provided us with the ability to provide support for these cloud services in the United Kingdom and Europe. We plan to leverage these capabilities to provide cloud support services throughout our worldwide operations.

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

We sell products to large, multi-national broad line resellers, sometimes referred to as direct market resellers (DMRs), as well as thousands of value added resellers (VARs ), which tend to be smaller and focus on value added services to their customers. As part of our strategic growth plan, we expect to continue diversifying our customer base by offering compelling products to the VAR community as we develop our vendor partner lineup. As a result, a higher proportion of our sales in 2020 were from VARs, driven by a focus on increasing sales to larger VARs with more than $1 million in annual sales. The Company had two customers that each accounted for more than 10% of total consolidated net sales for 2020. For the year ended December 31, 2020, CDW Corporation (NASDAQ: CDW) (“CDW”) and Software House International Corporation (“SHI”), both of whom are considered DMRs, accounted for 24%, and 14%, respectively, of consolidated net sales and as of December 31, 2020, 19% and 9%, respectively, of total net accounts receivable. For the year ended December 31, 2019, CDW Corporation (NASDAQ: CDW) (“CDW”) and Software House International Corporation (“SHI”), accounted for 26%, and 16%, respectively, of consolidated net sales and as of December 31, 2019, 43% and 12%, respectively, of total net accounts receivable. Our top five customers accounted for 52% and 56% of consolidated net sales in 2020 and 2019, respectively.

Net sales to customers in Canada represented 7% and 6% of our consolidated net sales in 2020 and 2019, respectively. Net sales in Europe and the rest of the world represented 5% of our consolidated net sales in 2020 and 2019, respectively. For geographic financial information, please refer to Note 14 in the Notes to our Consolidated Financial Statements.

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

Purchasing and Fulfillment

The Company’s success is dependent, in part, upon the ability of its vendor partners to develop and market products that meet the changing requirements of the marketplace. The Company believes it maintains good relationships with its vendors. The Company and its principal vendors have cooperated frequently in product introductions and in other marketing programs. As is customary in the industry, the Company has no long-term supply contracts with any of its vendor partners, and substantially all the Company’s contracts with its vendors are terminable upon 30 days’ notice or less, however, it is notable that the tenure of our relationships with vendor partners tends to extend over a longer term. We attribute this to the deep relationships we establish with our partners involving sales support, product and customer knowledge, and tailored infrastructure to facilitate efficient order processing.

The Company purchased approximately 98% of its products directly from manufacturers and software vendors in 2020 and 2019, respectively, and the balance from multiple distributors. Most vendor partners or distributors will “drop ship” products directly to the customers, which reduces physical handling by the Company. Inventory management techniques, such as “drop shipping” allow the Company to offer a greater range of products without increased inventory requirements or cost of carrying inventory.

Inventory levels may vary from period to period, due in part to increases or decreases in sales levels, the Company’s practice of making advance purchases when it deems the terms of such purchases to be attractive, and the addition of new vendor partners and products. From time to time, we may make advance payments to vendors to apply against future purchases from the vendor. Moreover, the Company’s order fulfillment and inventory control systems allow the Company to order certain products just in time for next day shipping. The Company promotes the use of EDI with its vendor partners and customers, which helps reduce overhead and the use of paper in the ordering process.

Competition

The market for the technology products we sell is characterized by rapid changes in technology, user requirements, and competitive pricing. The way software products are distributed and sold is constantly changing, and new methods of distribution and sale may emerge or expand, including direct sales by technology providers to end users, and the introduction of cloud versions of their products. As an IT channel solutions provider, a critical element of our strategic growth plan is to maintain our ability to offer an efficient route to market for emerging technology vendors. Additionally, a key element of our strategic growth plan is to capitalize on market changes by implementing new value added services such as its cloud support and integration offerings.

In our Distribution segment, we compete with other distributors to become an authorized distributor of products from software developers and vendors. The Company competes to gain distribution rights for new products primarily based on its reputation for successfully bringing new products to market and the strength of and quality of its relationships with software vendors and the reseller community. We also compete against other distributors to gain market share among authorized resellers for products we are authorized to distribute based on price, and level of service. We compete against much larger broad-line distributors with more resources than we have, including Arrow Electronics Inc. (NYSE: ARW), Synnex Corporation (NYSE: SNX), Tech Data Corporation and Ingram, as well as specialty distributors. We believe we offer a compelling solution for emerging technology vendors seeking to establish the IT channel as a route to market, by offering broad distribution capabilities with more flexibility than some of our larger competitors.  In our Solutions segment, we compete against a large variety of IT solutions providers including e- commerce sites, service organizations, value added resellers, cloud solution providers and technology providers offering direct solutions. We believe that we have ability to offer software developers and IT professionals easy access to a wide selection of the desired IT products at reasonable prices with prompt delivery and high customer service levels, along with its good relationships with vendor partners, allows it to compete effectively.

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

Trademarks

The Company conducts its business under various trademarks and service marks including Climb Channel Solutions, TechXtend, Grey Matter and International Software Partners. The Company protects these trademarks and service marks and believes that they have significant value to us and are important factors in our marketing programs.

Employees

As of December 31, 2020, Wayside Technology Group, Inc. and its subsidiaries had 275 total employees, including 270 full-time employees. The Company is not a party to any collective bargaining agreements with its employees, has experienced no work stoppages and considers its relationships with its employees to be satisfactory.

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

Risks Related to our Business

We serve customers and have locations throughout the world and are subject to global pandemic and other similar risks, including without limitation, COVID-19, which could materially adversely affect our business, financial condition, and results of operations. Global pandemics or other disasters or public health concerns in regions of the world where we have operations could result in the disruption of our business. Specifically, these pandemics, disasters and health concerns can result in increased travel restrictions and extended shutdowns of certain businesses in the region, as well as social, economic, or labor instability. Disruptions in affected regions over a prolonged period could have a material adverse impact on our business and our financial results.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. Widespread infection in the United States and abroad has the potential for catastrophic impact. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. While we offer a full suite of solutions and services that address customer priorities across the technology landscape, it is not possible for us to predict the duration or magnitude of adverse results of the outbreak and its effects on our business, liquidity or results of operations at this time. As a result, many of the estimates and assumptions used in preparation of our financial statements required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve with respect to the pandemic, these estimates may materially change in future periods.

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

We rely on our vendor partners for product availability, marketing funds, purchasing incentives and competitive products to sell. We acquire products for resale both directly from manufacturers and indirectly from distributors. The loss of a vendor partner could cause a disruption in the availability of products. Additionally, there is no assurance that as manufacturers continue to or increasingly sell directly to end users and through the distribution channel, that they will not limit or curtail the availability of their products to distributors/resellers like us. For example, resellers and software vendors may attempt to increase the volume of software products distributed electronically through ESD (Electronic Software Distribution) technology, through subscription services, and through on-line shopping services, and correspondingly, decrease the volume of products sold through us. Our inability to obtain a sufficient quantity of products, or an allocation of products from a manufacturer in a way that favors one of our competitors, or competing distribution channels, relative to us, could cause us to be unable to fill clients’ orders in a timely manner, or at all, which could have a material adverse effect on our business, results of operations and financial condition. We also rely on our vendor partners to provide funds for us to market their products, including through our on-line marketing efforts, and to provide purchasing incentives to us. If any of the vendor partners that have historically provided these benefits to us decides to reduce such benefits, our expenses would increase, adversely affecting our results of operations.

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

We offer credit to our customers and, therefore, are subject to significant credit risk. We sell our products to a large and diverse customer base. We finance a significant portion of such sales through trade credit, typically by providing 30-60-day payment terms. In addition, we offer extended payment terms to certain customers for terms of up to 2 years. As a result, our business could be adversely affected in the event of a deterioration of the financial condition of our customers, resulting in the customers’ inability to repay us. This risk may increase if there is a general economic downturn affecting a large number of our customers and in the event our customers do not adequately manage their business or properly disclose their financial condition. Also, certain of our larger customers require greater than 30-day payment terms which could increase our credit risk and decrease our operating cash flow.

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

Sales of products purchased from our largest two vendors accounted for 32% of our 2020 purchases and sales from our largest five vendors generated approximately 49% of 2020 purchases. As is the case with many of our vendor and customer relationships, our contractual arrangements with these large vendors are terminable by either party upon several months’ notice. If these contracts or our relationships with these vendors terminate for any reason, or if any of our other significant vendor relationships terminate for any reason, and we are not able to sell or procure a sufficient supply of those products from alternative sources, or at all, our financial position and results of operations would be adversely affected. Our vendors are subject to many if not all of the same (or similar) risks and uncertainties to which we are subject, as well as other risks and uncertainties, and we compete with others for their business. Accordingly, we are at a continual risk of loss of their business on account of a number of factors and forces, many of which are largely beyond our control.

In 2020, our two largest customers accounted for 38% of our net sales and our largest five customers accounted for 52% of our net sales. If any of our significant customer relationships terminate for any reason, and we are not able to replace those customers and associated revenues, our financial position and results of operations would be adversely affected.

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

Failure to adequately maintain the security of our electronic and other confidential information could materially adversely affect our financial condition and results of operations. We are dependent upon automated information technology processes. Privacy, security, and compliance concerns have continued to increase as technology has evolved to facilitate commerce and as cross-border commerce increases. As part of our normal business activities, we collect and store certain confidential information, including personal information of employees and information about partners and clients which may be entitled to protection under several regulatory regimes. In the course of normal and customary business practice, we may share some of this information with vendors who assist us with certain aspects of our business. Moreover, the success of our operations depends upon the secure transmission of confidential and personal data over public networks, including the use of cashless payments. Although we did not have any material cybersecurity breaches in 2020, any failure on the part of us or our vendors to maintain the security of data we are required to protect, including via the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in our employees’, partners’ and clients’ confidence in us and other competitive disadvantages, and thus could have a material adverse impact on our business, financial condition and results of operations.

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

We may explore additional growth through acquisitions. During the year ended December 31, 2020, we completed two acquisitions to add scale, broaden our geographic footprint, expand partner relationships and add cloud support capabilities. As part of our strategic growth plan, we may pursue the acquisition of companies that either complement or expand our existing business. As a result, we regularly evaluate potential acquisition opportunities, which may be material in size and scope. In addition to those risks to which our business and the acquired businesses are generally subject, the acquisition of these businesses gives rise to transactional and transitional risks, and the risk that the anticipated benefits will not be realized.

When the company makes acquisitions, it may take on additional liabilities or not be able to successfully integrate such acquisitions. As part of the company’s history and strategic growth plan, it has acquired other businesses. Acquisitions involve numerous risks, including the following:

●	effectively combining the acquired operations, technologies, or products;
●	unanticipated costs or assumed liabilities, including those associated with regulatory actions or investigations;
●	not realizing the anticipated financial benefit from the acquired companies;
●	diversion of management’s attention;
●	negative effects on existing customer and vendor partner relationships; and
●	potential loss of key employees of the acquired companies.

Further, the company has made, and may continue to make acquisitions of, or investments in new services, businesses or technologies to expand its current service offerings and product lines. Some of these may involve risks that may differ from those traditionally associated with the company’s core distribution business, including undertaking product or service warranty responsibilities that in its traditional core business would generally reside primarily with its vendor partners. If the company is not successful in mitigating or insuring against such risks, it could have a material adverse effect on the company’s business.

Our results of operations are subject to fluctuations in foreign currency. We have several foreign subsidiaries and conduct business in various countries and currencies. As result of these foreign operations, we have exposure to fluctuations in foreign currency rates resulting primarily from the translation exposure associated with the preparation of our consolidated financial statements. While our consolidated financial statements are reported in US dollars, the financial statements of our subsidiaries outside the US are prepared using the local currency as the functional currency and translated into US dollars. As a result, fluctuations in the exchange rate of the US dollar relative to the functional currencies of our subsidiaries could cause fluctuations in our results of operations. We also have foreign currency exposure to the extent net sales and purchases are not denominated in a subsidiary’s functional currency, which could have an adverse effect on our business, results of operations, or cash flows.

The company’s non-U.S. sales represent an increasing portion of its revenues, and consequently, the company is exposed to risks associated with operating internationally. In 2020 and 2019, approximately 12% and 11%, respectively, of the company’s net sales came from its operations outside the United States. However, with the completion of the Interwork and CDF acquisition we expect sales from operations outside the United States to increase to approximately 25%. As a result of the company’s international sales and locations, its operations are subject to a variety of risks that are specific to international operations, including the following:

●	import and export regulations that could erode profit margins or restrict exports;
●	the burden and cost of compliance with international laws, treaties, and technical standards and changes in those regulations;
●	potential restrictions on transfers of funds;
●	import and export tariffs, duties and value-added taxes;
●	transportation delays and interruptions;

●	the burden and cost of compliance with complex multi-national tax laws and regulations;
●	uncertainties arising from local business practices and cultural considerations;
●	foreign laws that potentially discriminate against companies which are headquartered outside that jurisdiction;
●	stringent antitrust regulations in local jurisdictions;
●	volatility associated with sovereign debt of certain international economies;
●	the uncertainty surrounding the implementation and effects of Brexit;
●	potential military conflicts and political risks; and
●	currency fluctuations, which the company attempts to minimize through traditional hedging instruments.

Legal and Regulatory Risks

We may be liable for misuse of our customers’ or employees’ information. Third-parties, such as hackers, could circumvent or sabotage the security practices and products used in our product and service offerings, and/or the security practices or products used in our internal IT systems, which could result in disclosure of sensitive or personal information, unauthorized procurement, or other business interruptions that could damage our reputation and disrupt our business. Attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats.

As a high percentage of our employees are currently working from home as a result of the COVID-19 pandemic, we are highly reliant on the availability and functionality of our information systems to enable for our operations. Working from home may increase risk of data loss, including privacy-related events. If our information systems are not operational for reasons which may include cyber security attacks, data center failures, failures by telecom providers to provide services to our business and to our employees’ homes, power failures, or failures of off-premise software such as SaaS based software, our business and financial results may be adversely impacted.

If third-parties or our employees are able to maliciously penetrate our network security or otherwise misappropriate our customers’ information or employees’ personal information, or other information for which our customers may be responsible and for which we agree to be responsible in connection with service contracts into which we may enter, or if we give third-parties or our employees improper access to certain information, we could be subject to liability. This liability could include claims for unauthorized access to devices on our network; unauthorized access to our customers’ networks, hardware, applications, data, devices, or software; unauthorized purchases with credit card information; and identity theft or other similar fraud-related claims. This liability could also include claims for other misuses of or inappropriate access to personal information. Other liability could include claims alleging misrepresentation of our privacy and data security practices. Any such liability for misappropriation of this information could decrease our profitability. In addition, federal and state agencies have been investigating various companies regarding whether they misused or inadequately secured information. We could incur additional expenses when new laws or regulations regarding the use, safeguarding, or privacy of information are enacted, or if governmental agencies require us to substantially modify our privacy or security practices. We could fail to comply with international and domestic data privacy laws, the violation of which may result in audits, fines, penalties, litigation, or administrative enforcement actions with associated costs.

Our operations are subject to numerous complex federal, state, provincial, local and foreign laws and regulations in a number of areas, including labor and employment, advertising, e-commerce, tax, trade, import and export requirements, economic and trade sanctions, anti-corruption, data privacy requirements (including those under the European Union General Data Protection Regulation and the California Consumer Privacy Act), anti-competition, environmental and health and safety. The evaluation of, and compliance with these laws, regulations and similar requirements may be onerous and expensive, and these laws and regulations may have other adverse impacts on our business, results of operations or cash flows. Furthermore, these laws and regulations are evolving and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business, and the risk of noncompliance.

We have implemented policies and procedures designed to help ensure compliance with applicable laws and regulations, but there can be no guarantee against coworkers, contractors or agents violating such laws and regulations or our policies and procedures. As a public company, we also are subject to increasingly complex public disclosure, corporate governance and accounting requirements that increase compliance costs and require significant management focus.

The Company may be subject to intellectual property rights claims, which are costly to defend, could require payment of damages or licensing fees and could limit the company's ability to use certain technologies in the future. Certain of the Company's products and services include intellectual property owned primarily by the Company's third-party vendor partners. Substantial litigation and threats of litigation regarding intellectual property rights exist in the software and some service industries. From time to time, third parties (including certain companies in the business of acquiring patents not for the purpose of developing technology but with the intention of aggressively seeking licensing revenue from purported infringers) may assert patent, copyright and/or other intellectual property rights to technologies that are important to the company's business. In some cases, depending on the nature of the claim, the Company may be able to seek indemnification from its vendor partners for itself and its customers against such claims, but there is no assurance that it will be successful in obtaining such indemnification or that the Company is fully protected against such claims. Any infringement claim brought against the Company, regardless of the duration, outcome, or size of damage award, could result in substantial cost to the Company, divert management's attention and resources, be time consuming to defend, result in substantial damage awards, or cause product shipment delays.

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

Financial Risks and Market Risks

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

The company’s goodwill and identifiable intangible assets could become impaired, which could reduce the value of its assets and reduce its net income in the year in which the write-off occurs. Goodwill represents the excess of the cost of an acquisition over the fair value of the assets acquired. The company also ascribes value to certain identifiable intangible assets, which consist primarily of customer relationships and trade names, among others, as a result of acquisitions. The company may incur impairment charges on goodwill or identifiable intangible assets if it determines that the fair values of the goodwill or identifiable intangible assets are less than their current carrying values. The company evaluates, on a regular basis, whether events or circumstances have occurred that indicate all, or a portion, of the carrying amount of goodwill or identifiable intangible assets may no longer be recoverable, in which case an impairment charge to earnings would become necessary.

A decline in general economic conditions, a substantial increase in market interest rates, and increase in income tax rates, or the company’s inability to meet long-term working capital or operating income projections could impact future valuations of the company’s reporting units, and the company could be required to record an impairment charge in the future, which could impact the company’s consolidated balance sheets, as well as the company’s consolidated statements of operations. If the company were required to recognize an impairment charge in the future, the charge would not impact the company’s consolidated cash flows, current liquidity, capital resources, and covenants under its existing revolving credit facility, North America asset securitization program, and other outstanding borrowings.

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

Risks related to our Common Stock. The exercise of options or any other issuance of shares by us may dilute your ownership of our Common Stock. Trading volume in our Common Stock varies significantly based on a number of factors, which may be exacerbated by our repurchases of our Common Stock. As a result of the potentially low volume trading market for our stock, its market price may fluctuate significantly more than the stock market as a whole or of the stock prices of similar companies. Without a larger float, our Common Stock will be less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices for our Common Stock may be more volatile. Among other things, trading of a relatively small volume of our Common Stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger.

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

General Risk Factors

Global and regional economic and political conditions may have an adverse impact on our business. Weak economic conditions generally, sustained uncertainty about global economic and political conditions, government spending cuts and the impact of new government policies, or a tightening of credit markets, could cause our customers and potential customers to postpone or reduce spending on technology products or services or put downward pressure on prices, which could have an adverse effect on our business, results of operations or cash flows. For example, there continues to be substantial uncertainty regarding the economic impact of the UK's exit from the European Union ("EU"), referred to as "Brexit". The UK formally withdrew from EU membership on January 31, 2020 and commenced a transition period during which the trading relationship between the UK and the EU will remain the same and the UK and EU will begin negotiations to determine their future relationship. Although the full effects of Brexit are uncertain and will be dependent on the outcome of such negotiations, potential adverse consequences of Brexit include global market uncertainty, volatility in currency exchange rates, greater restrictions on imports and exports between the UK and other countries, and increased regulatory complexities, each of which could have a negative impact on our business, financial condition or results of operations. These effects may be amplified if the UK and the EU fail to agree on a future trade relationship, which could result in significant market and economic disruption. We have established a presence in the Netherlands to help address future developments, as needed, for Brexit, which could add complexity to our European operations as well as result in higher costs associated with serving our customers following the transition period.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company leases approximately 20,000 square feet of space in Eatontown, New Jersey for its corporate headquarters under a lease expiring in March 2027. Total annual rent expense for this premise is approximately $420,000. The Company also leases 7,800 square feet of warehouse space in Eatontown, New Jersey under a lease expiring in April 2021. Total annual rent expense for such warehouse space is approximately $50,000. The Company also leases office space in the United Kingdom under a lease expiring in April 2026. Total annual rent expense for this premise is approximately $70,000. We believe that each of the properties is in good operating condition and that such properties are adequate for the operation of the Company’s business as currently conducted. We also rent smaller satellite offices on a short-term basis.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2020, regarding securities authorized for issuance upon the exercise of stock options and vesting of restricted stock under all the Company’s equity compensation plans.

			(c)
	(a)	(b)	Number of Securities Remaining Available
	Number of Securities to be Issued Upon	Weighted Average	for Future Issuance Under Equity
	Exercise of Outstanding Options and	Exercise Price of	Compensation Plans (Excluding Securities
Plan Category	Vesting of Stock Awards	Outstanding Stock Awards	Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders (1)	122,792	$13.37	384,164
Total	122,792	$13.37	384,164

(1)	Includes the 2012 Plan. For plan details, please refer to Note 10 in the Notes to our Consolidated Financial Statements.

Dividends

In each of 2020 and 2019, we declared dividends totaling $0.68 per share on our Common Stock. The payment of future dividends is at the discretion of our Board of Directors and dependent on results of operations, projected capital requirements and other factors the Board of Directors may find relevant. There can be no assurance that we will continue to pay comparable cash dividends in the future.

Shareholder Information

As of February 24, 2021, there were approximately 100 record holders of our Common Stock. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by brokerage firms and clearing agencies.

Purchases of Equity Securities

During the fourth quarter of 2020, we repurchased shares of our Common Stock as follows:

						Maximum
						Number of
				Total Number		Shares That
				of Shares		May Yet Be
				Purchased as		Purchased
	Total		Average	Part of Publicly		Under the
	Number		Price Paid	Announced	Average	Plans or
	of Shares		Per Share	Plans or	Price Paid	Programs
Period	Purchased		(2)	Programs	Per Share	(3) (4)

October 1, 2020 - October 31, 2020	—		$—	—	$—	547,488
November 1, 2020 - November 30, 2020	3,416	(1)	$22.20	—	$—	547,488
December 1, 2020 - December 31, 2020	200		$17.50	—	$—	547,288
Total	3,616		$21.94	—	$—	547,288

(1)	Represents 3,416 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (3) below.

(2)	Average price paid per share reflects the closing price of the Company’s Common Stock on the business date the shares were surrendered by the employee stockholder to satisfy individual tax withholding obligations upon vesting of Restricted Stock or the price of the Common Stock paid on the open market purchase, as applicable.

(3)	On December 3, 2014, the Board of Directors of the Company approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. On February 2, 2017, the Board of Directors of the Company approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. The Company expects to purchase shares of its Common Stock from time to time in the market or otherwise subject to market conditions. The Common Stock repurchase program does not have an expiration date.

(4)	On December 14, 2020, the Board of Directors of the Company approved and the Company entered into a written purchase plan intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Plan”). Purchases involving shares of the Company’s Common Stock under the Plan may take place commencing December 14, 2020, and the Plan shall terminate upon the first to occur of (i) 100,000 shares of Common Stock under this Plan have been purchased, or (ii) the close of the Nasdaq Stock Market on July 30, 2021.

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

Year Ended December 31,

(Amounts in thousands, except per share amounts)

	2020	2019	2018	2017	2016
Consolidated Statement of Earnings Data:
Net sales	$251,568	$208,759	$181,444	$160,567	$164,609
Cost of sales	218,528	178,792	154,524	133,491	137,278
Gross profit	33,040	29,967	26,920	27,076	27,331
Selling, general and administrative expenses (1)	23,929	20,894	22,283	18,786	18,419
Legal and financial advisory expenses, net - unsolicited bid and related matters	1,586	120	—	—	—
Acquisition related costs	1,518	—	—	—	—
Amortization and depreciation expense	704	487	482	477	296
Income from operations	5,303	8,466	4,155	7,813	8,616
Other income, net	917	582	962	740	317
Income before provision for income taxes	6,220	9,048	5,117	8,553	8,933
Provision for income taxes	1,746	2,261	1,579	3,491	3,032
Net income	$4,474	$6,787	$3,538	$5,062	$5,901
Net income per common share
Basic	$1.01	$1.51	$0.78	$1.13	$1.25
Diluted	$1.01	$1.51	$0.78	$1.13	$1.25
Weighted average common
shares outstanding:
Basic	4,288	4,421	4,358	4,299	4,503
Diluted	4,288	4,421	4,358	4,299	4,503

(1)	For the year ended December 31, 2019, includes $0.1 million in expenses related to a separation and release agreement the Company entered into with its former President, Chief Executive Officer and member of the Board on May 24, 2019, consisting of $0.1 million in cash payments. For the year ended December 31, 2018, includes $2.0 million in expenses related to a separation and release agreement the Company entered into with its former Chairman and Chief Executive Officer upon his resignation on May 11, 2018, consisting of $1.7 million in accelerated vesting of restricted stock and $0.8 million in cash payments.

December 31,

(Amounts in thousands, except per share amounts)

	2020	2019	2018	2017	2016
Balance Sheet Data:
Cash and cash equivalents	$29,348	$14,984	$14,883	$5,530	$13,524
Working capital	15,995	42,802	36,214	29,859	24,477
Total assets	165,533	126,281	107,971	104,690	113,698
Total stockholders’ equity	44,717	45,256	40,573	38,712	37,611

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

Overview

Our Company is a value added IT distribution and solutions company, primarily selling software and other third-party IT products and services through two reportable operating segments. Through our “Distribution” segment we sell products and services to corporate resellers, value added resellers (VARs), consultants and systems integrators worldwide, who in turn sell these products to end users. Through our “Solutions” segment we act as a cloud solutions provider and value-added reseller, selling computer software and hardware developed by others and provide technical services directly to end user customers worldwide. We offer an extensive line of products from leading software vendors and tools for virtualization/cloud computing, security, networking, storage and infrastructure management, application lifecycle management and other technically sophisticated domains as well as computer hardware. We market these products through creative marketing communications, including our web sites, local and on-line seminars, webinars, social media, direct e-mail, and printed materials.

We have subsidiaries in the United States, Canada, Netherlands, United Kingdom and Ireland, through which sales are made.

COVID-19

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business. COVID-19 has resulted and will continue to result in significant economic disruption, which could also impact our business.

In the first quarter of 2020, we took a number of precautionary measures designed to help minimize the risk of the spread of the virus to our employees, including temporarily closing our offices and requiring all employees to work remotely. The majority of our employees continue to work remotely through the first quarter of 2021.

While we did not incur significant disruptions to our operations during the year ended December 31, 2020 as a result of the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our business, liquidity or results of operations at this time.

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

Factors Influencing Our Financial Results

We derive most of our net sales though the sale of third-party software licenses, maintenance and service agreements. In our Distribution segment, sales are impacted by the number of product lines we distribute, and sales penetration of those products into the reseller channel, product lifecycle competitive, and demand characteristics of the products which we are authorized to distribute. In our Solutions segment sales are generally driven by sales force effectiveness and success in providing superior customer service and cloud solutions support, competitive pricing, and flexible payment solutions to our customers. Our sales are also impacted by external factors such as levels of IT spending and customer demand for products we distribute.

We sell in a competitive environment where gross product margins have historically declined due to competition and changes in product mix towards products where no delivery of a physical product is required. In addition, we grant discounts, allowances, and rebates to certain customers, which may vary from period to period, based on volume, payment terms and other criteria. To date, we have been able to implement cost efficiencies such as the use of drop shipments, electronic ordering (“EDI”) and other capabilities to be able to operate our business profitably as gross margins have declined. We evaluate the profitability of our business based on return on equity and effective margin (see management’s discussion and analysis below).

Gross profit is calculated as net sales less cost of sales. We record customer rebates and discounts as a component of net sales and record vendor rebates and discounts as a component of cost of sales.

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

Dividend Policy and Share Repurchase Program. Historically we have sought to return value to investors through the payment of quarterly dividends and share repurchases. Total dividends paid and the dollar value of shares repurchased were $3.0 million and $3.7 million for the year ended December 31, 2020, respectively, and $3.1 and $0.1 million for the year ended December 31, 2019, respectively. The payment of future dividends is at the discretion of our Board of Directors and dependent on results of operations, projected capital requirements and other factors the Board of Directors may find relevant.

Stock Volatility. The technology, distribution and services sectors of the United States stock markets is subject to substantial volatility. Numerous conditions which impact these sectors or the stock market in general or the Company in particular, whether or not such events relate to or reflect upon the Company’s operating performance, could adversely affect the market price of the Company’s Common Stock. Furthermore, fluctuations in the Company’s operating results, announcements regarding litigation, the loss of a significant vendor partner or customer, increased competition, reduced vendor incentives and trade credit, higher operating expenses, and other developments, could have a significant impact on the market price of our Common Stock.

Financial Overview

Net sales increased 21%, or $42.8 million, to $251.6 million for the year ended December 31, 2020, compared to $208.8 million for the same period in 2019. Gross profit increased 10%, or $3.0 million, to $33.0 million for the year ended December 31, 2020, compared to $30.0 million for the same period in 2019. Selling, general and administrative (“SG&A”) expenses increased 15%, or $3.0 million, to $23.9 million for the year ended December 31, 2020, compared to $20.9 million for the same period in 2019. Legal and financial advisory expenses, net - unsolicited bid and related matters were $1.6 million for the year ended December 31, 2020 compared to no expense for the same period in 2019. Acquisition related costs were $1.5 million for the year ended December 31, 2020 compared to no expense for the same period in 2019. Amortization and depreciation expense increased $0.2 million to $0.7 million for the year ended December 31, 2020 compared to $0.5 million for the same period in the prior year. Net income was $4.5 million for the year ended December 31, 2020 compared to $6.8 million for the same period in 2019. Weighted average diluted shares outstanding decreased by 3% from the prior year. Income per diluted share was $1.01 for the year ended December 31, 2020 compared to $1.51 for the same period in 2019.

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

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting, which allocates the fair value of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions. The Company may utilize third-party valuation specialists to assist the Company in the allocation. Initial purchase price allocations are subject to revision within the measurement period, not to exceed one year from the date of acquisition. Acquisition-related expenses and transaction costs associated with business combinations are expensed as incurred.

Goodwill

We test goodwill for impairment on an annual basis, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

In a qualitative assessment, we assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is unnecessary.

If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform the quantitative goodwill impairment test. We may also elect the unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test.

In the quantitative impairment test, we compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. Conversely, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

Intangible Assets

Intangible assets with determinable lives are amortized on a straight-line basis over their respective estimated useful lives, which is determined based on their expected period of benefit. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset's carrying amount over its fair value. In addition, each quarter, the Company evaluates whether events and circumstances warrant a revision to the remaining estimated useful life of each of these intangible assets. If the Company were to determine that a change to the remaining estimated useful life of an intangible asset was necessary, then the remaining carrying amount of the intangible asset would be amortized prospectively over that revised remaining useful life.

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

Foreign Exchange

The Company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. In cases where the Company is not able to create a natural hedge by maintaining offsetting asset and liability amounts in the same currency, it may enter into foreign exchange contracts, typically in the form of forward purchase agreements, to facilitate the hedging of foreign currency exposures to mitigate the impact of changes in foreign currency exchange rates. These contracts generally have terms of no more than two months. The Company does not apply hedge accounting to these contracts and therefore the changes in fair value are recorded in earnings. The Company does not enter into foreign exchange contracts for trading purposes and the risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the Company minimizes by limiting its counterparties to major financial institutions. The fair value of forward purchase contracts at December 31, 2020 was not material to the consolidated financial statements.

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

Results of Operations

The following table sets forth for the years indicated the percentage of net sales represented by selected items reflected in the Company’s Consolidated Statements of Earnings. The year-to-year comparison of financial results is not necessarily indicative of future results:

	Year ended
	December 31,
	2020	2019
Net sales	100.0%	100.0%
Cost of sales	86.9	85.6
Gross profit	13.1	14.4
Selling, general and administrative expenses	9.5	10.0
Legal and financial advisory expenses, net - unsolicited bid and related matters	0.6	0.1
Acquisition related costs	0.6	—
Amortization and depreciation expense	0.3	0.2
Income from operations	2.1	4.1
Other income	0.4	0.3
Income before income taxes	2.5	4.3
Income tax provision	0.7	1.1
Net income	1.8%	3.3%

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

	Year ended
	December 31,	December 31,
Reconciliation of net sales to adjusted gross billings (Non-GAAP):	2020	2019

Net sales	$251,568	$208,759
Costs of sales related to Software – security and highly interdependent with support and maintenance, support or other services	477,671	392,264
Adjusted gross billings	$729,239	$601,023

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

	Year ended
	December 31,	December 31,
Net income reconciled to adjusted EBITDA:	2020	2019

Net income	$4,474	$6,787
Provision for income taxes	1,746	2,261
Amortization and depreciation	704	487
Interest expense	116	58
EBITDA	7,040	9,593
Share-based compensation	1,278	759
Legal and financial advisory expenses, net - unsolicited bid and related matters	1,586	120
Acquisition related costs	1,518	-
Adjusted EBITDA	$11,422	$10,472

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

Key Financial Metrics

	Year ended
	December 31,	December 31,
	2020	2019

Net sales	$251,568	$208,759
Adjusted gross billings (Non-GAAP)	$729,239	$601,023

Gross profit	$33,040	$29,967
Gross profit - Distribution	$29,136	$26,773
Gross profit - Solutions	$3,904	$3,194

Adjusted EBITDA (Non-GAAP)	$11,422	$10,472

Gross margin % - Adjusted gross billings (Non-GAAP)	4.5%	5.0%
Effective margin % - Adjusted EBITDA (Non-GAAP)	34.6%	34.9%

We consider gross profit growth and effective margin to be key metrics in evaluating our business. During the year ended December 31, 2020, gross profit increased 10%, or $3.0 million, to $33.0 million compared to $30.0 million for the same period in 2019 while effective margin decreased 30 basis points to 34.6% compared to 34.9% for the same period in 2019. The decline in gross margin percentage and effective margin during the year ended December 31, 2020 compared to the prior year is partially attributable to the implementation of an early pay discount program for one of our large customers (see Liquidity and Capital Resources below)

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Acquisitions

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

On November 6, 2020 we completed the acquisition of CDF Group Limited (“CDF”) for a purchase price of $17.4 million, subject to certain working capital adjustments. The operating results of CDF are included in our operating results effective November 7, 2020. See further information on acquisition accounting in Note 6 to the Consolidated Financial Statements in Item 1 of this report.

Operating results of Interwork are included in our Distribution segment. Operating results of CDF are included in either our Distribution segment or Solutions segment.

Net Sales

Net sales for the year ended December 31, 2020 increased 21%, or $42.8 million, to $251.6 million compared to $208.8 million for the same period in 2019.

Adjusted gross billings, a non-GAAP financial measure, for the year ended December 31, 2020 increased 21%, or $128.2 million, to $729.2 million compared to $601.0 million for the same period in 2019.

Net sales in our Distribution segment for the year ended December 31, 2020 increased 21%, or $40.2 million, to $233.8 million compared to $193.6 million for the same period in the prior year. The increase in net sales in our Distribution segment was primarily due to sales from the CDF and Interwork acquisitions, as well as organic growth from our existing vendor lines. Adjusted gross billings for the Distribution segment for the year ended December 31, 2020 increased 22%, or $124.7 million, to $700.1 million compared to $575.4 million for the same period in 2019.

Net sales in our Solutions segment for the year ended December 31, 2020 increased 17%, or $2.6 million, to $17.8 million compared to $15.2 million for the prior year. The increase in net sales in our Solutions segment was primarily due to sales from the CDF acquisition for the period from acquisition through December 31, 2020. Adjusted gross billings for the Solutions segment for the year ended December 31, 2020 increased 14%, or $3.5 million, to $29.1 million compared to $25.6 million for the same period in 2019.

During the year ended December 31, 2020, we relied on two key customers for a total of 38% of our total net sales. One major customer accounted for 24% and the other for 14%, of our total net sales during the year ended December 31, 2020. These same customers accounted for 19% and 9%, of total net accounts receivable as of December 31, 2020.

Gross Profit

Gross profit for the year ended December 31, 2020 increased 10%, or $3.0 million, to $33.0 million compared to $30.0 million for the same period in 2019. Distribution segment gross profit for the year ended December 31, 2020 increased 9%, or $2.3 million, to $29.1 million compared to $26.8 million for the same period in 2019 due to higher net sales discussed above, which were partially offset by the impact of lower gross margin as a percentage of net sales. The decline in gross margin as a percentage of net sales was partially attributable to early pay discount programs implemented in 2020, resulting in lower accounts receivable and increased cash and liquidity (see Liquidity and Capital Resources). Solutions segment gross profit for the year ended December 31, 2020 increased 22%, or $0.7 million, to $3.9 million compared to $3.2 million for the same period in 2019 due to the increased level of net sales discussed above and a higher gross margin as a percentage of net sales resulting from the inclusion of the CDF business. CDF Solutions sales gross profit as a percentage of net sales is generally higher than our historical average.

Customer rebates and discounts for the year ended December 31, 2020 were $6.3 million compared to $3.8 million for the same period in the prior year. This increase is attributable to a change in payment terms with one of our larger customers during the second quarter of 2020 and timing of payments from other larger customers. Customer rebates and discounts vary based on terms of rebate and early pay discount programs offered to customers and timing of payments ultimately received from our customers.

Vendor rebates and discounts for the year ended December 31, 2020 were $3.9 million compared to $3.3 million for the same period in 2019. Vendor rebates are dependent on reaching certain targets set by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully. We anticipate that price competition in our market will continue in both of our business segments.

Selling, General and Administrative Expenses

SG&A expenses for the year ended December 31, 2020 increased 15%, or $3.0 million, to $23.9 million, compared to $20.9 million for the same period in 2019 primarily due to expenses from Interwork and CDF for the period from acquisition to December 31, 2020. Sales related salaries and commissions, higher stock compensation expense and higher professional fees related to our obligations as a public company also increased during the period. SG&A expenses were 9.5% of net sales for the year ended December 31, 2020, compared to 10.0% for the same period in 2019.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We plan to continue to expand our investment in information technology and sales marketing to support the growth of our business.

Legal and Financial Advisory Expenses, Net – Unsolicited Bid and Related Matters

Legal and financial advisory expenses, net – unsolicited bid and related matters for year ended December 31, 2020 were $1.6 million compared to no expense for the same period in the prior year. These expenses relate to the costs incurred in conjunction with the unsolicited bid and shareholder demand discussed below.

Acquisition Related Costs

Acquisition related costs for the year ended December 31, 2020 were $1.5 million compared to no expense for the same period in the prior year. These expenses relate to costs incurred in conjunction with the acquisition of Interwork and CDF.

Foreign Currency Transaction Gain

Foreign currency transaction gain for the year ended December 31, 2020 was $0.8 million compared to $0.1 million in for the same period in 2019. These expenses primarily relate to the change in the value of accounts payable and other monetary assets and liabilities denominated in currencies other than their functional currency between the date of origination and settlement.

Income Taxes

For the year ended December 31, 2020, the Company recorded a provision for income taxes of $1.7 million, or 28.1% of income before taxes, compared to $2.3 million, or 25.0% of income before taxes for the same period in 2019. The Company’s effective tax rate for the year ended December 31, 2020 was impacted by limitations on the deductibility of certain facilitative acquisition related costs.

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

The Company incurred approximately $1.6 million in legal and advisory expenses, net during the year ended December 31, 2020 related to the above matter. In connection with the above matter, the Company made certain claims for reimbursement under its insurance policies. During the year ended December 31, 2020, reimbursement for insurance proceeds realized totaling $0.3 million has been recorded.

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

Liquidity and Capital Resources

Our cash and cash equivalents increased by $14.3 million to $29.3 million at December 31, 2020 from $15.0 million at December 31, 2019. The increase in cash and cash equivalents was primarily the result of $38.0 million of cash and cash equivalents provided by operating activities resulting from a change in payment terms with one of our customers, offset by $16.8 million of cash for acquisitions, $3.7 million of cash used to purchase treasury stock and $3.0 million of cash used for dividends.

Net cash provided by operating activities for the year ended December 31, 2020 was $38.0 million, comprised of net income adjusted for non-cash items of $6.7 million and changes in operating assets and liabilities of $31.3 million. During the second quarter of 2020, we implemented a change in the payment terms with one of our large customers. The impact of this change in payment terms resulted in a reduction of our accounts receivable and corresponding increase in cash of approximately $30 million from the date the program was implemented. This change in terms also had the impact of reducing our net sales and gross profit by approximately $1.1 million for the year ended December 31, 2020, however, we believe the additional liquidity will improve our return on equity and provide us greater flexibility in pursuing our strategic objectives.

Net cash and cash equivalents used in investing activities during the year ended December 31, 2020 primarily consisted of payments for acquisitions. On April 30, 2020, the Company completed the purchase of Interwork US and Interwork Canada for an aggregate purchase price of $5 million Canadian dollar (equivalent to $3.6 million USD), subject to certain working capital adjustments, paid at closing plus a potential post-closing $1.1 million Canadian dollar (equivalent to $0.8 million USD) earn-out. On November 6, 2020, the Company completed the purchase of CDF Group Limited for an aggregate purchase price of £13.3 million (equivalent to approximately $17.4 million USD), subject to certain working capital and other adjustments. The Company financed these acquisitions from existing capital resources.

Net cash and cash equivalents used in financing activities during the year ended December 31, 2020 was $6.7 million, primarily comprised of the purchase of treasury stock of $3.7 million and dividend payments on our Common Stock of $3.0 million. On April 23, 2020, the Company purchased 261,631 shares of its outstanding common stock at $13.19 per share, representing approximately 5.8% of its issued and outstanding shares for $3.5 million in accordance with the Settlement Agreement.

On December 3, 2014, the Board of Directors of the Company approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. On February 2, 2017, the Board of Directors approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. The Company is authorized to purchase 547,288 shares of Common Stock as of December 31, 2020. The Common Stock repurchase program does not have an expiration date.

As of December 31, 2020, we held 922,503 shares of our Common Stock in treasury at an average cost of $15.99 per share. As of December 31, 2019, we held 778,807 shares of our Common Stock in treasury at an average cost of $16.99 per share. We intend to hold the repurchased shares in treasury for general corporate purposes, including issuances under various stock plans.

On November 15, 2017, the Company entered into a $20,000,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Second Amended and Restated Revolving Credit Loan Agreement (the “Loan Agreement”), Second Amended and Restated Revolving Credit Loan Note (the “Note”), Second Amended and Restated Security Agreement and Second Amended and Restated Pledge and Security Agreement. On August 31, 2020, the Company entered into an amendment to the Credit Facility (the “Amended Credit Facility”) pursuant to a First Amendment to Second Amended and Restated Revolving Credit Loan Agreement and Other Loan Documents (the “Amended Loan Agreement”) and First Allonge to Second Amended and Restated Revolving Credit Loan Note (the “Amended Note”). The Amended Credit Facility, which will continue to be used for working capital and general corporate purposes, matures on June 30, 2023, at which time the Company must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any, fees, costs and expenses. The interest rate for any borrowings under the Amended Credit Facility is subject to change from time to time based on the changes in the LIBOR Rate, as defined in the Amended Loan Agreement (the “Index”). The Index was 2.50% at December 31, 2020.

At December 31, 2020 and 2019, the Company had no borrowings outstanding under the Credit Facility. The Company incurred $0.1 million of interest expense, related to the Credit Facility for the years ended December 31, 2020 and 2019, respectively.

We anticipate that our working capital needs will increase as we invest in the growth of our business. We believe that the funds held in cash and cash equivalents and our unused borrowings under our Credit Facility will be sufficient to fund our working capital and cash requirements for the next 12 months.

Foreign Exchange

The Company’s foreign business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. We are subject to fluctuations primarily in the Canadian Dollar, Euro Dollar and British Pound-to-U.S. Dollar exchange rate.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

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

As previously disclosed in this Annual Report on Form 10-K, on April 30, 2020 we completed the acquisition of Interwork, and on November 6, 2020 we completed the acquisition of CDF. SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from date of acquisition. As of December 31, 2020, we have integrated Interwork into our existing control environment. Management has excluded from its assessment of internal control over financial reporting the operations and related assets of CDF, which the Company began consolidating in November 2020. The operations and related assets of CDF were included in the consolidated financial statements of the Company and constituted 12% and 14% of total assets and net assets, respectively as of December 31, 2020, and 2% and 5% of consolidated net sales and net income for the year ended December 31, 2020.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

The Company's independent registered public accounting firm, BDO USA, LLP, has audited the effectiveness of the company's internal control over financial reporting as of December 31, 2020, as stated in their report, which is included herein.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required hereunder, with the exception of the information relating to the Company’s Code of Ethical Conduct that is presented in Part I under the heading “Available Information,” is incorporated by reference herein from our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than April 30, 2021 (the “Definitive Proxy Statement”) under the sections captioned “Election of Directors,” “Corporate Governance” and “Delinquent Section 16 (a) Reports.”

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

3.	Exhibits Required by Regulation S-K, Item 601:

Exhibit No.	Description of Exhibit

3.1	Form of Amended and Restated Certificate of Incorporation of the Company. (1)

3.1(a)	Certificate of Amendment of Restated Certificate of Incorporation of the Company. (2)

3.2	Amended and Restated By-Laws of the Company. (1)

4.1	Specimen of Common Stock Certificate. (1)

Exhibit No.	Description of Exhibit

4.3	Description of Securities. (13)

10.1

Second Amended and Restated Revolving Credit Loan Agreement, dated November 15, 2017, by and among Wayside Technology Group, Inc., Lifeboat Distribution, Inc., Techxtend, Inc., Programmer’s Paradise, Inc., and ISP International Software Partners, Inc., as Co-Borrowers, and Citibank, N.A., as Lender. (6)

10.2

Second Amended and Restated Credit Loan Note, dated November 15, 2017, by and among Wayside Technology Group, Inc., Lifeboat Distribution, Inc., Techxtend, Inc., Programmer’s Paradise, Inc., and ISP International Software Partners, Inc., as Co-Borrowers, and Citibank, N.A., as Lender. (6)

10.3

Second Amended and Restated Security Agreement, dated November 15, 2017, by and among Wayside Technology Group, Inc., Lifeboat Distribution, Inc., Techxtend, Inc., Programmer’s Paradise, Inc., and ISP International Software Partners, Inc., as Debtors, and Citibank, N.A., as Lender. (6)

10.4	Second Amended and Restated Pledge and Security Agreement, dated November 15, 2017, by and between Wayside Technology Group, Inc., as Grantor, and Citibank, N.A., as Secured Party. (6)

10.5

First Amendment to Second Amended and Restated Revolving Credit Loan Agreement and Other Loan Documents, dated August 31, 2020, by and among Wayside Technology Group, Inc., Climb Channel Solutions, Inc., f/k/a Lifeboat Distribution, Inc., TechXtend, Inc., Programmer’s Paradise, Inc., ISP International Software Partners, Inc., and Interwork Technologies, Inc., as Co-Borrowers, and Citibank, N.A., as Lender. (11)

10.6

First Allonge to Second Amended and Restated Revolving Credit Loan Note, dated August 31, 2020, by and among Wayside Technology Group, Inc., Climb Channel Solutions, Inc., f/k/a Lifeboat Distribution, Inc., TechXtend, Inc., Programmer’s Paradise, Inc., ISP International Software Partners, Inc., and Interwork Technologies Inc., as Co-Borrowers, and Citibank, N.A., as Lender. (11)

10.7	Code of Ethics and Business Conduct. (7)

10.8	Employment agreement dated January 15, 2020 between the Company and Dale Foster. (8)

10.9	Employment agreement dated January 2, 2018 between the Company and Charles Bass. (9)

10.10	Employment agreement dated September 26, 2016 between the Company and Michael Vesey. (9)

10.11	Offer Letter, dated January 6, 2003, from the Company to Vito Legrottaglie. (4)

10.12	Form of Officer and Director Indemnification Agreement. (10)

10.13	2012 Stock-Based Compensation Plan. (5)

10.28	Form of Non-Qualified Stock Option Agreement. (3)

21.1	Subsidiaries of the Registrant. (13)

23.1	Consent of BDO USA, LLP, an Independent Registered Public Accounting Firm. (13)

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Dale Foster, the Chief Executive Officer of the Company. (13)

Exhibit No.	Description of Exhibit

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Michael Vesey, the Vice President and Chief Financial Officer of the Company. (13)

32.1

Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Dale Foster, the Chief Executive Officer of the Company. (12)

32.2

Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Michael Vesey, the Vice President and Chief Financial Officer of the Company. (12)

101

The following financial information from Wayside Technology Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 16, 2021, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Earnings, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to the exhibits of the same number to the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-92810) filed on May 30, 1995, July 7, 1995 and July 18, 1995.

(2)	Incorporated by reference to the exhibits of the same number to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 3, 2006.

(3)	Incorporated by reference to exhibits of the same number filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008.

(4)	Incorporated by reference to exhibits of the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed on May 15, 2007.

(5)	Incorporated by reference to Exhibit A of the Registrant’s Definitive Annual Meeting Proxy Statement filed on April 24, 2012.

(6)	Incorporated by reference to the Registrant’s Form 8-K filed on November 20, 2017.

(7)	Incorporated by reference to the Registrant’s Form 8-K filed on December 8, 2017.

(8)	Incorporated by reference to the Registrant’s Form 8-K filed on January 21, 2020.

(9)	Incorporated by reference to Exhibit 10.2 and 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the Period Ended March 31, 2020 filed May 8, 2020.

(10)	Incorporated by reference Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Period Ended March 31, 2017 filed May 5, 2017.

(11)	Incorporated by reference to the Registrant’s Form 8-K filed on September 2, 2020.

(12)	Furnished herewith.

(13)	Filed herewith.

(b)	The exhibits required by Item 601 of Regulation S-K are reflected above in Section (a) 3. of this Item.

(c)	The financial statement schedule is included as reflected in Section (a) 2. of this Item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Eatontown, New Jersey, on March 16, 2021.

WAYSIDE TECHNOLOGY GROUP, INC.

By:	/s/ Dale Foster
Dale Foster, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dale Foster	Chief Executive Officer and Director	March 16, 2021
Dale Foster	(Principal Executive Officer)

/s/ Michael Vesey	Vice President and	March 16, 2021
Michael Vesey	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Jeffrey Geygan	Chairman of the Board of Directors	March 16, 2021
Jeffrey Geygan

/s/ Diana Kurty	Director	March 16, 2021
Diana Kurty

/s/ John McCarthy	Director	March 16, 2021
John McCarthy

/s/ Andrew Bryant	Director	March 16, 2021
Andrew Bryant

/s/ Ross Crane	Director	March 16, 2021
Ross Crane

/s/ Carol DiBattiste	Director	March 16, 2021
Carol DiBattiste

Items 8 and 15(a)

Wayside Technology Group, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Wayside Technology Group, Inc.

Eatontown, New Jersey

Opinion on Internal Control over Financial Reporting

We have audited Wayside Technology Group, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and schedule and our report dated March 16, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As indicated in the accompanying Item 9A, Controls and Procedures, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of CDF Group Limited, which was acquired on November 6, 2020, and which is included in the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the year then ended. CDF Group Limited constituted 12% and 14% of total assets and net assets, respectively, as of December 31, 2020, and 2% and 5% of net sales and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of CDF Group Limited because of the timing of the acquisition which was completed on November 6, 2020. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of CDF Group Limited.

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

March 16, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Wayside Technology Group, Inc.

Eatontown, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Wayside Technology Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) our report dated March 16, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Business Combinations

As described in Note 4 of the consolidated financial statements, the Company completed the acquisitions of Interwork Technologies Inc. and CDF Group Limited during the year ended December 31, 2020. The total purchase consideration for Interwork Technologies Inc. was approximately $2.9 million, inclusive of a $0.8 million post-closing contingent earn-out, and for CDF Group Limited was approximately $24.1 million. As a result of the acquisitions, management determined the estimated fair value of the identifiable assets acquired and liabilities assumed at the acquisition dates and recorded intangible assets of approximately $10.7 million in aggregate. The primary intangible assets acquired were vendor and customer relationships.

We determined the accounting for the business combinations to be a critical audit matter. The principal considerations for our determination were the inherent uncertainties that exist related to the Company’s forecasts used to determine the fair value of the intangible assets acquired and contingent earn-out liability. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•	Assessing the design and testing the operating effectiveness of certain controls over the selection of the valuation models by management, and controls over the development of significant assumptions used to determine fair values.
•	Assessing the reasonableness of significant underlying assumptions through (i) evaluating historical performance of the target entity, (ii) assessing performance against market trends, industry metrics, and guideline companies, and (iii) performing a sensitivity analysis of the assumptions used in the discounted cash flow, net asset value, and terminal value and evaluating the potential effect of changes in these assumptions.
•	Utilizing professionals with specialized skills and knowledge to assist in evaluating (i) the appropriateness of the valuation model used by management, (ii) testing the mathematical accuracy of the Company’s calculations, and (iii) evaluating the reasonableness of the discount rate used.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2018.

Woodbridge, New Jersey

March 16, 2021

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	December 31,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$29,348	$14,984
Accounts receivable, net of allowances of $892 and $765, respectively	93,821	100,987
Inventory, net	4,936	2,760
Vendor prepayments	1,235	100
Prepaid expenses and other current assets	3,837	2,718
Total current assets	133,177	121,549

Equipment and leasehold improvements, net	2,308	1,215
Goodwill	16,816	—
Other intangibles, net	10,625	—
Right-of-use assets, net	1,933	1,792
Accounts receivable-long-term, net	304	1,358
Other assets	257	111
Deferred income tax assets	113	256
Total assets	$165,533	$126,281
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$116,692	$78,364
Lease liability, current portion	490	383
Total current liabilities	117,182	78,747

Lease liability, net of current portion	2,167	2,189
Non-current liabilities	—	89
Deferred income tax liabilities	1,467	—
Total liabilities	120,816	81,025

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 5,284,500 shares issued: 4,361,997 and 4,505,693 shares outstanding, respectively	53	53
Additional paid-in capital	31,962	32,874
Treasury stock, at cost, 922,503 and 778,807 shares, respectively	(14,747)	(13,256)
Retained earnings	28,191	26,715
Accumulated other comprehensive loss	(742)	(1,130)
Total stockholders’ equity	44,717	45,256
Total liabilities and stockholders' equity	$165,533	$126,281

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Statements of Earnings

(Amounts in thousands, except per share amounts)

	Year ended December 31,
	2020	2019

Net sales	$251,568	$208,759

Cost of sales	218,528	178,792

Gross profit	33,040	29,967

Selling, general, and administrative expenses	23,929	20,894

Legal and financial advisory expenses, net - unsolicited bid and related matters	1,586	120

Acquisition related costs	1,518	—

Amortization and depreciation expense	704	487

Income from operations	5,303	8,466

Other income:

Interest, net	121	500

Foreign currency transaction gain	796	82

Income before provision for income taxes	6,220	9,048

Provision for income taxes	1,746	2,261

Net income	$4,474	$6,787

Income per common share-Basic	$1.01	$1.51

Income per common share-Diluted	$1.01	$1.51

Weighted average common shares outstanding — Basic	4,288	4,421

Weighted average common shares outstanding — Diluted	4,288	4,421

Dividends paid per common share	$0.68	$0.68

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	Year ended
	December 31,
	2020	2019

Net income	$4,474	$6,787

Other comprehensive income:
Foreign currency translation adjustments	388	289
Other comprehensive income	388	289

Comprehensive income	$4,862	$7,076

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	(Loss) Income	Total
Balance at January 1, 2019	5,284,500	53	32,392	788,006	(13,447)	22,994	(1,419)	40,573
Net income	—	—	—	—	—	6,787	—	6,787
Translation adjustment	—	—	—	—	—	—	289	289
Dividends paid	—	—	—	—	—	(3,066)	—	(3,066)
Share-based compensation expense	—	—	759	—	—	—	—	759
Restricted stock grants (net of forfeitures)	—	—	(277)	(16,375)	277	—	—	—
Treasury shares repurchased	—	—	—	7,176	(86)	—	—	(86)
Balance at December 31, 2019	5,284,500	53	32,874	778,807	(13,256)	26,715	(1,130)	45,256
Net income	—	—	—	—	—	4,474	—	4,474
Translation adjustment	—	—	—	—	—	—	388	388
Dividends paid	—	—	—	—	—	(2,998)	—	(2,998)
Share-based compensation expense	—	—	1,278	—	—	—	—	1,278
Restricted stock grants (net of forfeitures)	—	—	(2,190)	(129,483)	2,190	—	—	—
Treasury shares repurchased	—	—	—	273,179	(3,681)	—	—	(3,681)
Balance at December 31, 2020	5,284,500	$53	$31,962	922,503	$(14,747)	$28,191	$(742)	$44,717

The accompanying notes are an integral part of the consolidated financial statements

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year ended
	December 31,
	2020	2019
Cash flows from operating activities
Net income	$4,474	$6,787
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization expense	713	488
Provision for doubtful accounts	130	—
Deferred income tax benefit	(170)	(111)
Share-based compensation expense	1,278	759
Loss on disposal of fixed assets	—	3
Amortization of discount on accounts receivable	(164)	(457)
Amortization of right-of-use assets	392	370
Change in fair value of contingent earn-out consideration	47	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	26,727	(17,134)
Inventory	(1,997)	(1,284)
Prepaid expenses and other current assets	(739)	(724)
Vendor prepayments	(766)	3,072
Accounts payable and accrued expenses	8,678	11,636
Lease liability, net	(448)	(336)
Other assets and liabilities	(186)	180
Net cash and cash equivalents provided by operating activities	37,969	3,249

Cash flows from investing activities
Purchase of equipment and leasehold improvements	(23)	(106)
Payment for acquisitions, net of cash acquired	(16,782)	—
Net cash and cash equivalents used in investing activities	(16,805)	(106)

Cash flows from financing activities
Purchase of treasury stock	(3,681)	(86)
Borrowings under revolving credit facility	6,800	—
Repayments of borrowings under revolving credit facility	(6,800)	—
Dividends paid	(2,998)	(3,066)
Payments of deferred financing costs	(61)	—
Net cash and cash equivalents used in financing activities	(6,740)	(3,152)

Effect of foreign exchange rate on cash and cash equivalents	(60)	110

Net increase in cash and cash equivalents	14,364	101
Cash and cash equivalents at beginning of year	14,984	14,883
Cash and cash equivalents at end of year	$29,348	$14,984

Supplementary disclosure of cash flow information:
Income taxes paid	$2,425	$2,394
Interest paid	$49	$47

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

Note 1. Description of Business

Wayside Technology Group, Inc. and Subsidiaries (the “Company”), was incorporated in Delaware in 1982.  The Company distributes technology products developed by others to resellers who in turn sell to end customers worldwide. The Company also is a cloud solutions provider and value-added reseller of software, hardware and services to customers worldwide. The Company also operates in Canada, the United Kingdom and Europe. The Company offers an extensive line of products from leading software vendors and tools for virtualization/cloud computing, security, networking, storage & infrastructure management, application lifecycle management and other technically sophisticated domains as well as computer hardware.

The Company is organized into two reportable operating segments. The “Distribution” segment distributes technical software to corporate resellers, value added resellers (VARs), consultants and systems integrators worldwide under the names “Climb Channel Solutions” (formerly Lifeboat Distribution) and “Sigma Software Distribution”. The “Solutions” segment is a cloud solutions provider and value-added reseller of software, hardware and services to customers worldwide under the names “TechXtend” and “Grey Matter”.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation and Operations

The consolidated financial statements include the accounts of Wayside Technology Group, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting, which allocates the fair value of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions. The Company may utilize third-party valuation specialists to assist the Company in the allocation. Initial purchase price allocations are subject to revision within the measurement period, not to exceed one year from the date of acquisition. Acquisition-related expenses and transaction costs associated with business combinations are expensed as incurred.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make extensive use of certain estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant areas of estimation include but are not limited to accounting for allowance for doubtful accounts, sales returns, allocation of revenue in multiple deliverable arrangements, principal vs. agent considerations, discount rates applicable to long term receivables, inventory obsolescence, income taxes, depreciation, amortization of intangible assets, contingencies and stock-based compensation. Actual results could differ from those estimates.

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	Year ended
	December 31,
	2020	2019
Numerator:
Net income	$4,474	$6,787

Less distributed and undistributed income allocated to participating securities	130	130

Net income attributable to common shareholders	4,344	6,657

Denominator:
Weighted average common shares (Basic)	4,288	4,421

Weighted average common shares including assumed conversions (Diluted)	4,288	4,421

Basic net income per share	$1.01	$1.51
Diluted net income per share	$1.01	$1.51

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

For foreign currency remeasurement from each local currency into the appropriate functional currency, monetary assets and liabilities are remeasured to functional currencies using current exchange rates in effect at the balance sheet date. Gains or losses from these remeasurements have been included in the Company's Consolidated Statements of Earnings. Non-monetary assets and liabilities are recorded at historical exchange rates.

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

Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 2020 and 2019, because of the relative short maturity of these instruments. The Company’s accounts receivable-long-term is discounted to their present value at prevailing market rates at the time of sale which, approximates fair value as of December 31, 2020 and 2019.

Inventory

Inventory, consisting primarily of finished products held for resale, is stated at the lower of cost or net realizable value.

Vendor Prepayments

Vendor prepayments represents advance payments made to vendors to be applied against future purchases. Any amounts not expected to be utilized to apply against purchases within one year are reclassified to other long-term assets.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost or fair value, if purchased as part of a business combination. Equipment depreciation is calculated using the straight-line method over three to five years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the related lease terms, whichever is shorter.

Software Development Costs

The Company capitalizes certain internal and external costs incurred to acquire or create internal-use software. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of the software, which is generally four to ten years. At December 31, 2020 and 2019, the company had unamortized software development costs of $0.8 million and zero, respectively, which are included in "Equipment and leasehold improvements" in the company's consolidated balance sheets.

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

Goodwill

We test goodwill for impairment on an annual basis and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

In a qualitative assessment, we assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is unnecessary.

If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform the quantitative goodwill impairment test. We may also elect the unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test.

In the quantitative impairment test, we compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. Conversely, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

Intangible Assets

Intangible assets with determinable lives are amortized on a straight-line basis over their respective estimated useful lives, which is determined based on their expected period of benefit. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset's carrying amount over its fair value. In addition, each quarter, the Company evaluates whether events and circumstances warrant a revision to the remaining estimated useful life of each of these intangible assets. If the Company were to determine that a change to the remaining estimated useful life of an intangible asset was necessary, then the remaining carrying amount of the intangible asset would be amortized prospectively over that revised remaining useful life.

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

Operating Segments

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's operations are classified into two reportable business segments: Distribution and Solutions.

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

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. This method also requires a valuation allowance against the net deferred tax asset if, based on the weighted available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense when assessed. The Company accounts for uncertainties in accordance with FASB ASC 740 “Income Taxes”. This standard clarified the accounting for uncertainties in income taxes. The standard prescribes criteria for recognition and measurement of tax positions. It also provides guidance on derecognition, classification, interest and penalties, and disclosures related to income taxes associated with uncertain tax positions. The Company classifies all deferred tax asset or liabilities as non-current on the balance sheet.

Foreign Exchange

The Company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. In cases where the Company is not able to create a natural hedge by maintaining offsetting asset and liability amounts in the same currency, it may enter into foreign exchange contracts, typically in the form of forward purchase agreements, to facilitate the hedging of foreign currency exposures to mitigate the impact of changes in foreign currency exchange rates. These contracts generally have terms of no more than two months. The Company does not apply hedge accounting to these contracts and therefore the changes in fair value are recorded in earnings. The Company does not enter into foreign exchange contracts for trading purposes and the risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the Company minimizes by limiting its counterparties to major financial institutions. The fair value of forward purchase contracts at December 31, 2020 was not material to the consolidated financial statements.

Reclassifications

Certain amounts from the prior year’s financial statements have been reclassified in order to conform to the current year’s presentation.

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

3. Revenue Recognition

We generate revenue from the re-sale of third-party software licenses, subscriptions, hardware, and related service contracts. Finance fees related to sales are classified as interest income. The following table depicts the disaggregation of revenue according to revenue type and is consistent with how we evaluate our financial performance

	Year ended
Net sales:	December 31,	December 31,
	2020	2019
Hardware, software and other products	$230,462	$189,335
Software - security & highly interdependent with support	8,266	7,186
Maintenance, support & other services	12,840	12,238
Net sales	$251,568	$208,759

See Note 14 for disaggregation of revenue by segment and geography.

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

Software - security and highly interdependent with support - Software - security software and software highly interdependent with support consists of sales of security subscriptions and other licensed software products whose functionality is highly interdependent with, and therefore not distinct from, related software maintenance. Delivery of the software license and related support over time is considered a single performance obligation of the third-party vendor for these products. The Company is an agent in these transactions, with revenue being recorded on a net basis when its performance obligation of processing a valid order between the vendor partner and customer contracting for the services is complete.

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

Contract balances - Accounts receivable is recorded at the invoiced amount, net of an allowance for doubtful accounts. A receivable is recognized in the period we deliver goods or provide services or when our right to consideration is unconditional. Payment terms on invoiced amounts are typically 30-60 days. The balance of accounts receivable, net of allowance for doubtful accounts as of December 31, 2020 and 2019 is presented in the accompanying Consolidated Balance Sheets. Accounts receivable-long-term result from product sales with extended payment terms that are discounted to their present values at the Company’s estimates of prevailing market rates at the time of the sale. The Company has determined that these amounts do not represent variable consideration as the amount earned is fixed. In subsequent periods, the accounts receivable is increased to the amounts due and payable by the customers through the accretion of interest income on the unpaid accounts receivable due in future years. The amounts due under these long-term accounts receivable due within one year are reclassified to the current portion of accounts receivable and are shown net of reserves. As our revenues are generally recognized at a point in time in the same period as they are billed, we have no deferred revenue balances. Provisions for doubtful accounts including long-term accounts receivable and returns are estimated based on historical write offs, sales returns and credit memo analysis which are adjusted to actual on a periodic basis.

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

4. Acquisitions

Acquisition of Interwork Technologies

On April 30, 2020, pursuant to a Stock Purchase Agreement dated April 20, 2020, the Company completed the purchase of Interwork Technologies Inc., a Delaware corporation, and Interwork Technologies Inc., a corporation incorporated under the laws of the Province of Ontario, Canada (collectively “Interwork”). The Company acquired Interwork for an aggregate purchase price of $5 million Canadian dollar (equivalent to $3.6 million USD), subject to certain working capital adjustments, paid at closing plus a potential post-closing $1.1 million Canadian dollar (equivalent to $0.8 million USD) earn-out. The allocation of the purchase price was based upon the estimated fair value of Interwork’s net tangible and identifiable intangible assets as of the date of the acquisition. The transaction was accounted for under the purchase method of accounting.

The financial position and operating results of Interwork is included in the Company’s consolidated financial statements from the date of acquisition. The net sales and net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it has been integrated into the Company’s operations.

The impact of the acquisition’s preliminary purchase price allocations on the Company’s consolidated balance sheet and the acquisition date fair value of the total consideration transferred were as follows. The Company is in the process of filing remaining tax returns; thus the provisional measurements of goodwill and deferred income taxes are subject to change:

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

Intangible assets are comprised of approximately $3.8 million of vendor relationships with a weighted average amortization period of 13.7 years, representing the expected period of benefits, of which $2.3 million is deductible for

Canadian income tax purposes. Goodwill, which was allocated to the Distribution segment, is the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company and assembled workforce. Goodwill recognized as a result of the acquisition is not deductible for income tax purposes.

The purchase consideration includes approximately $0.8 million of potential earn-out consideration if certain targets are achieved, payable in cash. As of December 31, 2020, the Company reassessed the earn-out liability and increased the fair value of the earn-out liability by less than $0.1 million, with the adjustment recognized within selling, general and administrative expenses during the year ended December 31, 2020. The earn-out liability is included in accounts payable and accrued expenses as of December 31, 2020 as payment would be due in the third quarter of 2021.

Acquisition of CDF Group Limited

On November 6, 2020, the Company entered into a Share Purchase Agreement and purchased the entire share capital of CDF Group Limited (“CDF”) for an aggregate purchase price of approximately £13.3 million (equivalent to approximately $17.4 million USD), subject to certain working capital and other adjustments. The allocation of the purchase price was based upon the estimated fair value of CDF’s net tangible and identifiable intangible assets as of the date of the acquisition. The transaction was accounted for under the purchase method of accounting.

The financial position and operating results of CDF is included in the Company’s consolidated financial statements from the date of acquisition. The Company recorded net revenue for CDF of approximately $3.8 million and net income of approximately $0.2 million during the year ended December 31, 2020.

The impact of the acquisition’s preliminary purchase price allocations on the Company’s consolidated balance sheet and the acquisition date fair value of the total consideration transferred is depicted in the table below. Due to the timing of the closing of the transaction in the fourth quarter of 2020, the Company has not yet completed its evaluation and determination of certain assets acquired and liabilities assumed, primarily (i) the final valuation of goodwill and intangible assets, (ii) capitalized software, and (iii) the final evaluation and assessment of income tax accounts; therefore the final fair value of the assets acquired and liabilities assumed may vary from the Company’s preliminary estimates:

(in thousands)
Cash	$8,463
Trade accounts receivable	8,093
Other current assets	260
Equipment and leasehold improvements, net	1,367
Intangible assets
Customer relationships (13-year useful life)	6,357
Trademarks (15-year useful life)	504
Non-compete (1-year useful life)	42
Goodwill	12,774
Other assets	375
Accounts payable and other current liabilities	(12,364)
Deferred income tax liabilities	(1,461)
Other liabilities	(306)
Net assets	$24,104

(in thousands)
Supplementary information:
Cash paid to sellers	$24,104
Cash acquired in acquisition	(8,463)
Net cash paid for acquisition	$15,641

Estimated intangible assets are comprised of approximately $6.4 million of customer relationships with an amortization period of 13 years and $0.5 million of tradenames with an amortization period of 15 years, representing the expected periods of benefits. Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company and assembled workforce. Goodwill recognized as a result of the acquisition is not deductible for income tax purposes.

The preliminary allocation of the purchase price for the acquisitions of Interwork and CDF were allocated based on information that is currently available. The Company's estimates and assumptions underlying the initial allocations is subject to the collection of information necessary to complete its allocations within the measurement period, which is up to one year from each of the acquisition dates.

The Company incurred acquisition related costs of approximately $1.5 million during the year ended December 31, 2020 in conjunction with the acquisitions of Interwork and CDF, which are reflected in the accompanying consolidated statements of earnings. There were no acquisition related costs incurred during the year ended December 31, 2019.

Pro Forma Results (unaudited)

The following unaudited pro forma financial information summarizes the results of operations for the years ended December 31, 2020 and 2019 as if the acquisition of Interwork and CDF had been completed as of the beginning of 2020 and 2019, respectively. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisitions and adjustments to reflect the change in intangible assets amortization and income taxes at a rate consistent with the tax rates of the local jurisdictions. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined periods.

	Year ended December 31,
	2020	2019
Net sales	$279,723	$246,836
Net income	$5,250	$8,336

5. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill for the year ended December 31, 2020.

Balance at January 1, 2020	$—
Goodwill acquired during 2020	16,631
Translation adjustments	185
Balance December 31, 2020	$16,816

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations. The change in our goodwill balance during the year ended December 31, 2020 relates to our acquisitions of Interwork and CDF, with goodwill acquired through our acquisitions of Interwork and CDF provisional for a period of up to one year from the acquisition date.

Information related to the Company’s other intangibles, net is as follows:

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	$10,361	$272	$10,089
Trade name	504	5	499
Non-compete	50	13	37
Total	$10,915	$290	$10,625

Customer relationships are amortized over thirteen years. Vendor relationships are amortized between eleven and fifteen years. Trade name is amortized over fifteen years. Non-compete is amortized over one year. Intangible assets acquired through our acquisition of CDF are provisional for a period of up to one year from the acquisition date.

During the year ended December 31, 2020, the Company recognized total amortization expense for other intangibles, net of $0.3 million. There was no amortization expense for other intangibles, net during the year ended December 31, 2019.

Estimated future amortization expense of the Company’s other intangibles, net as of December 31, 2020 is as follows:

2021	$860
2022	822
2023	822
2024	822
2025	822
Thereafter	6,477
Total	$10,625

6. Right-of-use Asset and Lease Liability

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

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

	Year ended
	December 31,
	2020	2019
Cash paid for operating lease liabilities	$503	$460
Right-of-use assets obtained in exchange for new operating lease obligations (1)	$537	$2,163
Weighted-average remaining lease term	6.1 years	7.2 years
Weighted-average discount rate	3.5%	3.4%

(1)	During the year ended December 31, 2020, includes $0.5 million recognized through acquisitions. During the year ended December 31, 2019, represents operating leases existing on January 1, 2019 and recognized as part of the Company’s adoption of ASU 2016-02.

Maturities of lease liabilities as of December 31, 2020 were as follows:

2021	$562
2022	500
2023	535
2024	545
2025	555
Thereafter	674
3,371
Less: imputed interest	(714)
Total lease liabilities	$2,657

Lease liabilities, current portion	490
Lease liabilities, net of current portion	2,167
Total lease liabilities	$2,657

7. Balance Sheet Detail

Equipment and leasehold improvements, net consist of the following:

	December 31,	December 31,
	2020	2019
Equipment	$2,482	$2,230
Capitalized software	777	—
Leasehold improvements	1,760	1,289
	5,019	3,519
Less accumulated depreciation and amortization	(2,711)	(2,304)
	$2,308	$1,215

Depreciation expense relating to equipment and leasehold improvements, net was $0.4 million and $0.5 million during the years ended December 31, 2020 and 2019, respectively. Amortization expense relating to capitalized software was less than $0.1 million and zero during the years ended December 31, 2020 and 2019.

Accounts receivable – long term, net consist of the following:

	December 31,	December 31,
	2020	2019
Total amount due from customer	$1,853	$5,656
Less: unamortized discount	(49)	(194)
Less: current portion included in accounts receivable	(1,500)	(4,104)
	$304	$1,358

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2020	2019
Trade accounts payable	$107,045	$73,310
Accrued expenses	9,647	5,054
	$116,692	$78,364

Accumulated other comprehensive loss consists of the following:

	December 31,	December 31,
	2020	2019
Foreign currency translation adjustments	$(742)	$(1,130)
	$(742)	$(1,130)

8. Income Taxes

Deferred tax attributes resulting from differences between the tax basis of assets and liabilities and the reported amounts in the consolidated balance sheet are as follows:

	December 31,	December 31,
	2020	2019
Deferred tax assets:
Accruals and reserves	$483	$383
Deferred rent credit	175	139
Depreciation and amortization	7	—
Total deferred tax assets	665	522
Deferred tax liabilities:
Accruals and reserves	(9)	—
Depreciation and amortization	(2,010)	(266)
Total deferred tax liabilities	(2,019)	(266)
Net deferred tax (liabilities) asset	$(1,354)	$256

The provision for income taxes is as follows:

	Year ended December 31,
	2020	2019
Current:
Federal	$1,339	$1,740
State	263	412
Foreign	314	220
	1,916	2,372
Deferred:
Federal	(134)	(120)
State	(28)	9
Foreign	(8)	—
	(170)	(111)
	$1,746	$2,261
Effective Tax Rate	28.1%	25.0%

The reasons for the difference between total tax expense and the amount computed by applying the U.S. statutory federal income tax rate to income before income taxes are as follows:

	Year ended December 31,
	2020	2019
Statutory rate applied to pretax income	$1,309	$1,900
Acquisition related costs	319	—
Stock compensation	(59)	—
Dividends	(19)	—
Other permanent items	19	27
State income taxes, net of federal income tax benefit	182	269
Foreign income taxes over U.S. statutory rate	(1)	28
Other items	(4)	37
Income tax expense	$1,746	$2,261

The Company has analyzed filing positions in all the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal consolidated tax return, its state tax return in New Jersey, its Canadian tax return and its tax return in the United Kingdom as major tax jurisdictions. As of December 31, 2020, the Company’s 2017 through 2019 Federal tax returns remain open for examination. The Company’s New Jersey and Canadian tax returns are open for examination for the years 2016 through 2019. The Company’s tax return in the United Kingdom is open for examination for the years 2019 and 2020. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that it has appropriate support for the income tax positions it takes and expects to take on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including experience and interpretations of tax law applied to the facts of each matter.

For financial reporting purposes, income before income taxes includes the following components:

	Year ended December 31,
	2020	2019
United States	$4,767	$8,155
Foreign	1,453	893
	$6,220	$9,048

The Company has approximately $6.7 million of undistributed earnings in Canada, which it continues to reinvest indefinitely, and therefore no withholding taxes related to its repatriation has been recorded.

The following table summarizes the activity related to the Company’s unrecognized tax benefits as of December 31, 2020 and 2019:

	2020	2019
Balance as of January 1	$49	$541
Additions related to prior period tax positions	-	-
Reductions related to settlements with tax authorities	(49)	(492)
Balance as of December 31	$-	$49

During the years ended December 31, 2020 and 2019, the Company incurred interest and penalties of less than $0.1 million, respectively, related to these uncertain tax benefits.

9. Credit Facility

On November 15, 2017, the Company entered into a $20 million revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Second Amended and Restated Revolving Credit Loan Agreement (the “Loan Agreement”), Second Amended and Restated Revolving Credit Loan Note (the “Note”), Second Amended and Restated Security Agreement and Second Amended and Restated Pledge and Security Agreement. On August 31, 2020, the Company entered into an amendment to the Credit Facility (the “Amended Credit Facility”) pursuant to a First Amendment to Second Amended and Restated Revolving Credit Loan Agreement and Other Loan Documents (collectively, the “Amended Loan Agreement”) and First Allonge to Second Amended and Restated Revolving Credit Loan Note (the “Amended Note”).

The Amended Credit Facility, which will continue to be used for working capital and general corporate purposes, matures on June 30, 2023, at which time the Company must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any, fees, costs and expenses. In addition, the Company will pay regular monthly payments of all accrued and unpaid interest. The interest rate for any borrowings under the Amended Credit Facility is subject to change from time to time based on the changes in the LIBOR Rate, as defined in the Amended Loan Agreement (the “Index”). The Index was 2.50% at December 31, 2020. Interest on the unpaid principal balance of the Amended Note will be calculated using a rate of 1.75 percentage points over the Index. If the Index becomes unavailable during the term of the Amended Credit Facility, interest will be based upon the Benchmark Replacement (as defined in the Amended Loan Agreement) selected by Citibank after notifying the Company. The Amended Credit Facility is secured by the assets of the Company.

At December 31, 2020 and 2019, the Company had no borrowings outstanding under the Credit Facility.  The Company incurred $0.1 million of interest expense, related to the Credit Facility during the years ended December 31, 2020 and 2019, respectively.

10. Stockholders’ Equity and Stock-Based Compensation

At the annual stockholder’s meeting held on June 6, 2012, the Company’s stockholders approved the 2012 Stock-Based Compensation Plan (the “2012 Plan”). The 2012 Plan authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of Common Stock initially available for award under the 2012 Plan was 600,000, which was increased to 1,000,000 shares by shareholder approval at the Company’s 2018 Annual Meeting in June 2018.  As of December 31, 2020, the number of shares of Common Stock available for future award grants to employees, officers and directors under the 2012 Plan is 384,164.

During the year ended December 31, 2020, the Company granted a total of 134,165 shares of Restricted Stock to officers, directors and employees. These shares of Restricted Stock vest immediately or over time in up to sixteen equal quarterly installments. During the year ended December 31, 2020, 4,682 shares of Restricted Stock were forfeited as a result of officers, directors and employees terminating employment with the Company.

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

There was no options activity during the year ended December 31, 2020 and 2019 and there were no options outstanding or exercisable at December 31, 2020 and 2019, respectively, under the Company’s 2012 Plan.

Under the various plans, options that are cancelled can be reissued. At December 31, 2020, no cancelled options were reserved for future reissuance.

A summary of nonvested shares of Restricted Stock awards outstanding under the Company’s 2012 Plan as of December 31, 2020, and 2019 and changes during the years ended December 31, 2020 and 2019 is as follows:

		Weighted
		Average Grant
		Date
	Shares	Fair Value
Nonvested shares at January 1, 2019	96,744	$15.67
Granted in 2019	32,905	11.97
Vested in 2019	(49,197)	14.53
Forfeited in 2019	(16,530)	14.52
Nonvested shares at December 31, 2019	63,922	$14.94
Granted in 2020	134,165	14.31
Vested in 2020	(70,613)	16.36
Forfeited in 2020	(4,682)	16.85
Nonvested shares at December 31, 2020	122,792	$13.37

As of December 31, 2020, there was approximately $1.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.6 years.

For the years ended December 31, 2020 and 2019, the Company recognized share-based compensation cost of approximately $1.3 million and $0.8 million, respectively, which is included in selling, general and administrative expenses. The Company does not capitalize any share-based compensation cost.

11. Defined Contribution Plan

The Company maintains a defined contribution plan covering substantially all employees. Participating employees may make contributions to the plan, through payroll deductions. Matching contributions are made by the Company equal to 50% of the employee’s contribution to the extent such employee contribution did not exceed 6% of their compensation. During the years ended December 31, 2020 and 2019, the Company expensed approximately $0.3 million, respectively, related to this plan.

12. Commitments and Contingencies

Employment Agreements

The Company has entered into employment agreements with four of its executive officers. If the Company terminates their respective employment for any reason other than for cause, these executive officers are entitled to severance payments ranging from six to twelve months at each executive officer’s then applicable base salary. Certain of these executive officers are entitled to additional severance payments if the Company terminates their respective employment for any reason other than for cause during the term of their employment and on or within twelve months following a change in control.

Other

As of December 31, 2020, the Company has no standby letters of credit, has no standby repurchase obligations or other commercial commitments. The Company has a line of credit see Note 9 (Credit Facility). Other than employment arrangements, other management compensation arrangements and related party transactions as disclosed in Note 13, the Company is not engaged in any other transactions with related parties.

13. Related Party Transactions

The Company made sales to a customer where a member of our Board of Directors is an executive. During the years ended December 31, 2020 and 2019, net sales to this customer totaled $0.1 million, respectively, and amounts due from this customer as of December 31, 2020 and 2019 totaled $0.1 million, respectively, which were settled in cash subsequent to each year end.

14. Industry, Segment and Geographic Financial Information

The Company distributes software developed by others through resellers indirectly to customers worldwide.  We also resell computer software and hardware developed by others and provide technical services directly to customers worldwide. We also operate a sales branch in Europe to serve our customers in this region of the world.

Geographic revenue and identifiable assets related to operations as of and for the years ended December 31, 2020 and 2019 were as follows. Revenue is allocated to a geographic area based on the location of the sale, which is generally the customer’s country of domicile. No one country other than the USA represents more than 10% of net sales for 2020 or 2019.

	2020	2019
Net sales to Unaffiliated Customers:
USA	$221,354	$186,488
Canada	16,846	11,751
Europe and United Kingdom	13,368	10,520
Total	$251,568	$208,759

	December 31,	December 31,
Identifiable Assets by Geographic Areas at December 31,	2020	2019
USA	$114,126	$113,257
Canada	18,514	8,368
Europe and United Kingdom	13,301	4,656
Unallocated	19,592	—
Total	$165,533	$126,281

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

The Company is organized into two reportable operating segments. The “Distribution” segment distributes technical software to corporate resellers, value added resellers (VARs), consultants and systems integrators worldwide. The “Solutions” segment is a cloud solutions provider and value-added reseller of software, hardware and services to customers worldwide.

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

	Year ended
	December 31,
	2020	2019
Revenue:
Distribution	$233,740	$193,558
Solutions	17,828	15,201
	251,568	208,759
Gross Profit:
Distribution	$29,136	$26,773
Solutions	3,904	3,194
	33,040	29,967
Direct Costs:
Distribution	$12,453	$10,104
Solutions	1,767	1,526
	14,220	11,630
Segment Income Before Taxes: (1)
Distribution	$16,683	$16,669
Solutions	2,137	1,668
Segment Income Before Taxes	18,820	18,337

General and administrative	$9,709	$9,264
Legal and financial advisory expenses, net - unsolicited bid and related matters	1,586	120
Acquisition related costs	1,518	—
Amortization and depreciation expense	704	487
Interest, net	121	500
Foreign currency transaction gain	796	82
Income before taxes	$6,220	$9,048

(1) Excludes general corporate expenses including legal and financial advisory expenses, net – unsolicited bid and related matters, acquisition related costs, amortization and depreciation expense, interest, and foreign currency transaction gains.

	As of	As of
	December 31,	December 31,
Selected Assets by Segment:	2020	2019

Distribution	$100,841	$99,602
Solutions	7,304	5,603
Segment Select Assets	108,145	105,205
Goodwill and Intangible Assets	19,592	—
Corporate Assets	37,796	21,076
Total Assets	$165,533	$126,281

	Year ended

Disaggregation of Revenue:	December 31,	December 31,
	2020	2019
Distribution

Hardware, software and other products	$214,403	$175,771
Software - security & highly interdependent with support	8,122	6,898
Maintenance, support & other services	11,215	10,889
Net Sales	$233,740	$193,558

Solutions

Hardware, software and other products	$16,059	$13,564
Software - security & highly interdependent with support	145	288
Maintenance, support & other services	1,624	1,349
Net Sales	$17,828	$15,201

The Company had two customers that each accounted for more than 10% of total consolidated net sales for the year ended December 31, 2020. For the year ended December 31, 2020, CDW Corporation (“CDW”) and Software House International Corporation (“SHI”), accounted for 24%, and 14%, respectively, of consolidated net sales and as of December 31, 2020, 19% and 9%, respectively, of total net accounts receivable. For the year ended December 31, 2020, Sophos and SolarWinds accounted for 20% and 12%, respectively of our consolidated purchases.

For the year ended December 31, 2019, CDW and SHI accounted for 26%, and 16%, respectively, of consolidated net sales and as of December 31, 2019, 43% and 12%, respectively, of total net accounts receivable. For the year ended December 31, 2019, Sophos and SolarWinds accounted for 22% and 17%, respectively of our consolidated purchases.

Our top five customers accounted for 52% and 56% of consolidated net sales for the years ended December 31, 2020 and 2019, respectively.

15. Unsolicited Bid and Shareholder Demand

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

The Company incurred approximately $1.6 million in legal and advisory expenses, net during the year ended December 31, 2020 related to the above matter. In connection with the above matter, the Company made certain claims for reimbursement under its insurance policies. During the year ended December 31, 2020, reimbursement for insurance proceeds realized totaling $0.3 million has been recorded.

16. Quarterly Results of Operations (Unaudited)

The following table presents summarized quarterly results for 2020:

	First	Second	Third	Fourth
Net sales	$62,618	$56,586	$60,919	$71,445
Gross profit	8,164	7,114	7,237	10,525
Net income	836	581	530	2,527

Basic net income per common share	$0.18	$0.13	$0.13	$0.58
Diluted net income per common share	$0.18	$0.13	$0.13	$0.58

The following table presents summarized quarterly results for 2019:

	First	Second	Third	Fourth
Net sales	$44,858	$50,676	$52,363	$60,862
Gross profit	7,234	7,819	7,055	7,859
Net income	1,463	1,857	1,445	2,022

Basic net income per common share	$0.32	$0.42	$0.32	$0.45
Diluted net income per common share	$0.32	$0.42	$0.32	$0.45

Wayside Technology Group, Inc. and Subsidiaries

Schedule II--Valuation and Qualifying Accounts

(Amounts in thousands)

		Charged to
	Beginning	Cost and		Ending
Description	Balance	Expense	Deductions	Balance
Year ended December 31, 2019
Allowances for accounts receivable	$785	$—	$20	$765
Year ended December 31, 2020
Allowances for accounts receivable	$765	$130	$3	$892