Form 10-Q
period 2021-03-31
Wayside Technology Group, Inc.
filed 2021-05-06
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

There were 4,405,876 outstanding shares of common stock, par value $.01 per share (“Common Stock”) as of May 5, 2021.

Wayside Technology Group, Inc. and Subsidiaries

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$33,747	$29,348
Accounts receivable, net of allowances of $910 and $892, respectively	95,412	93,821
Inventory, net	4,190	4,936
Vendor prepayments and advances	7,531	1,235
Prepaid expenses and other current assets	3,777	3,837
Total current assets	144,657	133,177

Equipment and leasehold improvements, net	2,275	2,308
Goodwill	17,457	16,816
Other intangibles, net	10,753	10,625
Right-of-use assets, net	1,856	1,933
Accounts receivable-long-term, net	135	304
Other assets	510	257
Deferred income tax assets	67	113
Total assets	$177,710	$165,533
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$126,832	$116,692
Lease liability, current portion	505	490
Total current liabilities	127,337	117,182

Lease liability, net of current portion	2,051	2,167
Deferred income tax liabilities	1,573	1,467
Total liabilities	130,961	120,816

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 5,284,500 shares issued: 4,411,197 and 4,361,997 shares outstanding, respectively	53	53
Additional paid-in capital	31,358	31,962
Treasury stock, at cost, 873,303 and 922,503 shares, respectively	(13,921)	(14,747)
Retained earnings	28,961	28,191
Accumulated other comprehensive income (loss)	298	(742)
Total stockholders’ equity	46,749	44,717
Total liabilities and stockholders' equity	$177,710	$165,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

(Amounts in thousands, except per share data)

	Three months ended
	March 31,
	2021	2020

Net sales	$62,813	$62,618

Cost of sales	51,970	54,454

Gross profit	10,843	8,164

Selling, general, and administrative expenses	8,412	5,404

Legal and financial advisory expenses, net - unsolicited bid and related matters	—	1,323

Acquisition related costs	—	403

Amortization and depreciation expense	399	96

Income from operations	2,032	938

Other income:

Interest, net	10	62

Foreign currency transaction (loss) gain	(91)	115

Income before provision for income taxes	1,951	1,115

Provision for income taxes	431	279

Net income	$1,520	$836

Income per common share-Basic	$0.35	$0.18

Income per common share-Diluted	$0.35	$0.18

Weighted average common shares outstanding — Basic	4,247	4,447

Weighted average common shares outstanding — Diluted	4,247	4,447

Dividends paid per common share	$0.17	$0.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three months ended
	March 31,
	2021	2020

Net income	$1,520	$836

Other comprehensive income:
Foreign currency translation adjustments	1,040	(501)
Other comprehensive income (loss)	1,040	(501)

Comprehensive income	$2,560	$335

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
Balance at January 1, 2021	5,284,500	$53	$31,962	922,503	$(14,747)	$28,191	$(742)	$44,717
Net income	—	—	—	—	—	1,520	—	1,520
Translation adjustment	—	—	—	—	—	—	1,040	1,040
Dividends paid	—	—	—	—	—	(750)	—	(750)
Share-based compensation expense	—	—	279	—	—	—	—	279
Restricted stock grants (net of forfeitures)	—	—	(883)	(52,190)	883	—	—	—
Treasury shares repurchased	—	—	—	2,990	(57)	—	—	(57)
Balance at March 31, 2021	5,284,500	$53	$31,358	873,303	$(13,921)	$28,961	$298	$46,749

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
Balance at January 1, 2020	5,284,500	53	32,874	778,807	(13,256)	26,715	(1,130)	$45,256
Net income	—	—	—	—	—	836	—	836
Translation adjustment	—	—	—	—	—	—	(501)	(501)
Dividends paid	—	—	—	—	—	(775)	—	(775)
Share-based compensation expense	—	—	167	—	—	—	—	167
Restricted stock grants (net of forfeitures)	—	—	(1,080)	(63,810)	1,079	—	—	(1)
Treasury shares repurchased	—	—	—	2,059	(32)	—	—	(32)
Balance at March 31, 2020	5,284,500	$53	$31,961	717,056	$(12,209)	$26,776	$(1,631)	$44,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three months ended
	March 31,
	2021	2020
Cash flows from operating activities
Net income	$1,520	$836
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization expense	399	96
Deferred income tax expense	106	132
Share-based compensation expense	279	167
Amortization of discount on accounts receivable	(25)	(62)
Amortization of right-of-use assets	120	112
Change in fair value of contingent earn-out consideration	13	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,173)	(7,821)
Inventory	746	507
Prepaid expenses and other current assets	64	100
Vendor prepayments	(3,301)	(460)
Accounts payable and accrued expenses	9,887	4,150
Lease liability, net	(143)	(134)
Other assets and liabilities	(258)	15
Net cash and cash equivalents provided by (used in) operating activities	8,234	(2,362)

Cash flows from investing activities
Purchase of equipment and leasehold improvements	(123)	1
Vendor advances	(2,994)	—
Net cash and cash equivalents (used in) provided by investing activities	(3,117)	1

Cash flows from financing activities
Purchase of treasury stock	(57)	(32)
Borrowings under revolving credit facility	—	1,300
Repayments of borrowings under revolving credit facility	—	(1,300)
Dividends paid	(750)	(775)
Net cash and cash equivalents used in financing activities	(807)	(807)

Effect of foreign exchange rate on cash and cash equivalents	89	(229)

Net increase in cash and cash equivalents	4,399	(3,397)
Cash and cash equivalents at beginning of year	29,348	14,984
Cash and cash equivalents at end of year	$33,747	$11,587

Supplementary disclosure of cash flow information:
Income taxes paid	$130	$108
Interest paid	$11	$14

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2021

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

The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, stock-based compensation, evaluation of performance obligations and allocation of revenue to distinct items, contingencies and litigation. The Company bases its estimates on its historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the opinion of the Company’s management, all adjustments that are of a normal recurring nature, considered necessary for fair presentation of the results for the periods presented, have been included in the accompanying condensed consolidated financial statements. The Company’s actual results may differ from these estimates under different assumptions or conditions. The unaudited condensed consolidated statements of earnings for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities Exchange Commission for the year ended December 31, 2020.

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

3.         Foreign Currency Translation:

Assets and liabilities of the Company’s foreign subsidiaries have been translated using the end of the reporting period exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period. Foreign currency transaction gains and losses are recorded as income or expenses as amounts are settled. The net sales from our foreign operations for the three months ended March 31, 2021 and 2020 were $16.7 million and $4.7 million, respectively.

4.          Comprehensive Income:

Cumulative translation adjustments have been classified within accumulated other comprehensive loss, which is a separate component of stockholders’ equity in accordance with FASB ASC Topic 220, “Comprehensive Income.”

5.          Revenue Recognition:

The Company’s revenues primarily result from the sale of various technology products and services, including third-party products, third-party software and third-party maintenance, software support and services. The Company recognizes revenue as control of the third-party products and third-party software is transferred to customers, which generally happens at the point of shipment or fulfilment and at the point that our customer and vendor accept the terms and conditions of the arrangement for third-party maintenance, software support and services.

The Company has contracts with certain customers where the Company’s performance obligation is to arrange for the products or services to be provided by another party. In these arrangements, as the Company assumes an agency relationship in the transaction, revenue is recognized in the amount of the net fee associated with serving as an agent. These arrangements primarily relate to third party maintenance, cloud services and certain security software whose intended functionality is dependent on third party maintenance.

The Company allows its customers to return product for exchange or credit subject to certain limitations. A liability is recorded at the time of sale for estimated product returns based upon historical experience and an asset is recognized for the amount expected to be recorded in inventory upon product return. The Company also provides rebates and other discounts to certain customers which are considered variable consideration. A provision for customer rebates and other discounts is recorded as a reduction of revenue at the time of sale based on an evaluation of the contract terms and historical experience.

The Company considers shipping and handling activities as costs to fulfill the sales of products. Shipping revenue is included in net sales when control of the product is transferred to the customer, and the related shipping and handling costs are included in cost of products sold. Taxes imposed by governmental authorities on the Company’s revenue producing activities with customers, such as sales taxes and value added taxes, are excluded from net sales.

The Company disaggregates its operating revenue by segment, geography and timing of revenue recognition, which the Company believes provides a meaningful depiction of the nature of its revenue. See segment Note 16.

Hardware and software products sold by the Company are generally delivered via shipment from the Company's facilities, drop shipment directly from the vendor, or by electronic delivery of keys for software products. The majority of the Company’s business involves shipments directly from its vendors to its customers, in these transactions, the Company is generally responsible for negotiating price both with the vendor and customer, payment to the vendor, establishing payment terms with the customer, product returns, and has risk of loss if the customer does not make payment. As the principal with the customer, the Company recognizes revenue upon receiving notification from the vendor that the product was shipped. Control of software products is deemed to have passed to the customer when they acquire the right to use or copy the software under license as substantially all product functionality is available to the customer at the time of sale.

The Company performs an analysis of the number of days of sales in-transit to customers at the end of each reporting period based on an analysis of commercial delivery terms that include drop-shipment arrangements. This analysis is the basis upon which the Company estimates the amount of net sales in-transit at the end of the period and adjusts revenue and the related costs to reflect only what has been delivered to the customer. Changes in delivery patterns may result in a different number of business days estimated to make this adjustment. The Company also performs a weighted average analysis of the estimated number of days between order fulfillment and beginning of the renewal term for term licenses recorded on a gross basis, and a deferral estimate is recorded for term license renewals fulfilled prior to commencement date.

Generally, software products are sold with accompanying third-party delivered software assurance, which is a product that allows customers to upgrade, at no additional cost, to the latest technology if new capabilities are introduced during the period that the software assurance is in effect. The Company evaluates whether the software assurance is a separate performance obligation by assessing if the third-party delivered software assurance is critical or essential to the core functionality of the software itself. This involves considering if the software provides its original intended functionality to the customer without the updates, if the customer would ascribe a higher value to the upgrades versus the up-front deliverable, if the customer would expect frequent intelligence updates to the software (such as updates that maintain the original functionality), and if the customer chooses to not delay or always install upgrades. If the Company determines that the accompanying third-party delivered software assurance is critical or essential to the core functionality of the software license, the software license and the accompanying third-party delivered software assurance are recognized as a single performance obligation. The value of the product is primarily the accompanying support delivered by a third party and therefore the Company is acting as an agent in these transactions and recognizes them on a net basis at the point the associated software license is delivered to the customer. The Company sells cloud computing solutions that utilize third-party vendors to enable customers to access data center functionality in a cloud-based solution, including storage, computing and networking and access to software in the cloud that enhances office productivity, provides security or assists in collaboration. The Company recognizes revenue for cloud computing solutions for arrangements with one-time invoicing to the customer at the time of invoice on a net basis as the Company is acting as an agent in the transaction. For monthly subscription-based arrangements, the Company is acting as an agent in the transaction and recognizes revenue as it invoices the customer for its monthly usage on a net basis. For software licenses where the accompanying third-party delivered software assurance is not critical or essential to the core functionality, the software assurance is recognized as a separate performance obligation, with the associated revenue recognized on a net basis at the point the related software license is delivered to the customer.

The Company also sells some of its products and services as part of bundled contract arrangements containing multiple deliverables, which may include a combination of products and services. For each deliverable that represents a distinct performance obligation, total arrangement consideration is allocated based upon the standalone selling prices (“SSP”) of each performance obligation. SSP is determined based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through established standard prices, we use judgement and estimate the standalone selling price considering available information such as market pricing and pricing related to similar products.

The Company records freight billed to its customers as net sales and the related freight costs as cost of sales when the underlying product revenue is recognized. For freight not billed to its customers, the Company records the freight costs as cost of sales. The Company's typical shipping terms result in shipping being performed before the customer obtains control of the product. The Company considers shipping to be a fulfillment activity and not a separate performance obligation.

The Company pays commissions and related payroll taxes to sales personnel when customers are invoiced. These costs are recorded as selling general and administrative expenses in the period earned as all our performance obligations are complete within a short window of processing the order.

6.            Acquisition:

Acquisition of Interwork Technologies

On April 30, 2020, the Company completed the purchase of Interwork Technologies Inc., a Delaware corporation and Interwork Technologies Inc., a corporation incorporated under the laws of the Province of Ontario, Canada (collectively, “Interwork”) for an aggregate purchase price of $5 million Canadian dollar (equivalent to $3.6 million USD), subject to certain working capital adjustments, paid at closing plus a potential post-closing $1.1 million Canadian dollar (equivalent to $0.8 million USD) earn-out. The purchase price allocation is final.

The purchase consideration included approximately $0.8 million of potential earn-out consideration if certain targets are achieved, payable in cash. As of March 31, 2021, the Company reassessed the earn-out liability and increased the fair value of the earn-out liability to approximately $0.9 million, with less than $0.1 million adjustment recognized within selling, general and administrative expenses during the three months ended March 31, 2021. The earn-out liability is included in accounts payable and accrued expenses as of March 31, 2021 as payment would be due in the third quarter of 2021.

There were no acquisition related costs incurred during the three months ended March 31, 2021. The Company incurred acquisition related costs of approximately $0.4 million during the three months ended March 31, 2020 in conjunction with the acquisition of Interwork, which are reflected in the accompanying consolidated statements of earnings.

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

The financial position and operating results of CDF is included in the Company’s consolidated financial statements for the three months ended March 31, 2021. The Company recorded net revenue for CDF of approximately $8.4 million and net income of approximately $0.4 million during the three months ended March 31, 2021.

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

The preliminary allocation of the purchase price for the acquisition of CDF was allocated based on information that is currently available. The Company's estimates and assumptions underlying the initial allocations is subject to the collection of information necessary to complete its allocations within the measurement period, which is up to one year from the acquisition date.

7.            Goodwill and Other Intangible Assets:

The following table summarizes the changes in the carrying amount of goodwill for the three months ended March 31, 2021:

Balance at January 1, 2021	$16,816
Translation adjustments	641
Balance March 31, 2021	$17,457

Goodwill acquired through our acquisition of CDF is provisional for a period of up to one year from the acquisition date.

Information related to the Company’s other intangibles, net is as follows:

	As of March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	$10,694	$482	$10,212
Trade name	529	15	514
Non-compete	53	26	27
Total	$11,276	$523	$10,753

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	$10,361	$272	$10,089
Trade name	504	5	499
Non-compete	50	13	37
Total	$10,915	$290	$10,625

Customer relationships are amortized over thirteen years. Vendor relationships are amortized between eleven and fifteen years. Trade name is amortized over fifteen years. Non-compete is amortized over one year. Intangible assets acquired through our acquisition of CDF are provisional for a period of up to one year from the acquisition date.

During the three months ended March 31, 2021, the Company recognized total amortization expense for other intangibles, net of $0.2 million. There was no amortization expense for other intangibles, net during the three months ended March 31, 2020.

Estimated future amortization expense of the Company’s other intangibles, net as of March 31, 2021 is as follows:

2021 (excluding the three months ended March 31, 2021)	$656
2022	839
2023	839
2024	839
2025	839
Thereafter	6,741
Total	$10,753

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

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

	Three months ended
	March 31,
	2021	2020
Cash paid for operating lease liabilities	$159	$120
Right-of-use assets obtained in exchange for new operating lease obligations	$38	$—
Weighted-average remaining lease term	5.8 years	6.9 years
Weighted-average discount rate	3.5%	3.4%

Maturities of lease liabilities as of March 31, 2021 were as follows:

2021 (excluding the three months ended March 31, 2021)	$441
2022	500
2023	536
2024	546
2025	556
Thereafter	677
3,256
Less: imputed interest	(700)
Total lease liabilities	$2,556

Lease liabilities, current portion	505
Lease liabilities, net of current portion	2,051
Total lease liabilities	$2,556

9.            Fair Value:

The carrying amounts of financial instruments, including cash and cash equivalents, short-term accounts receivable and accounts payable approximated fair value at March 31, 2021 and December 31, 2020 because of the relative short maturity of these instruments. The Company’s accounts receivable long-term are discounted to their present value at prevailing market rates at the time of sale.

10.           Balance Sheet Detail:

Equipment and leasehold improvements consist of the following:

	March 31,	December 31,
	2021	2020
Equipment	$2,561	$2,482
Capitalized software	784	777
Leasehold improvements	1,764	1,760
	5,109	5,019
Less accumulated depreciation and amortization	(2,834)	(2,711)
	$2,275	$2,308

During the three months ended March 31, 2021 and 2020, the Company recorded depreciation and amortization expense of $0.3 million and $0.2 million, respectively.

In limited circumstances, the Company offers extended payment terms to customers for periods of 12 to 36 months. The related customer receivables are classified as accounts receivable long-term and discounted to their present value at prevailing market rates at the time of sale. In subsequent periods, the accounts receivable is increased to the amounts due and payable by the customers through the accretion of interest income on the unpaid accounts receivable due in future years. The amounts under these long-term accounts receivable due within one year are reclassified to the current portion of accounts receivable. At times the Company sells receivables to a financial institution on a non-recourse basis for cash, less a discount. The net proceeds from such sales are included in the operating section of the statement of cash flows as changes in accounts receivable. Accounts receivable long term, net consists of the following:

	March 31,	December 31,
	2021	2020
Total amount due from customer	$1,610	$1,853
Less: unamortized discount	(38)	(49)
Less: current portion included in accounts receivable	(1,437)	(1,500)
	$135	$304

The undiscounted cash flows to be received by the Company relating to these accounts receivable long-term expects to be $1.5 million, $0.1 million and $0.1 million during the 12-month periods ending March 31, 2022, 2023 and 2024, respectively.

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2021	2020
Trade accounts payable	$118,937	$107,045
Accrued expenses	7,895	9,647
	$126,832	$116,692

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

The Amended Credit Facility, which will continue to be used for working capital and general corporate purposes, matures on June 30, 2023, at which time the Company must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any, fees, costs and expenses. In addition, the Company will pay regular monthly payments of all accrued and unpaid interest. The interest rate for any borrowings under the Amended Credit Facility is subject to change from time to time based on the changes in the LIBOR Rate, as defined in the Amended Loan Agreement (the “Index”). The Index was 2.50% at March 31, 2021. Interest on the unpaid principal balance of the Amended Note will be calculated using a rate of 1.75 percentage points over the Index. If the Index becomes unavailable during the term of the Amended Credit Facility, interest will be based upon the Benchmark Replacement (as defined in the Amended Loan Agreement) selected by Citibank after notifying the Company. The Amended Credit Facility is secured by the assets of the Company.

Among other affirmative covenants set forth in the Loan Agreement, which were not amended as part of the Amended Credit Facility, the Company must maintain (i) a minimum Debt Service Coverage Ratio (as defined in the Loan Agreement) of not less than 2.0 to 1.0, (ii) a maximum Leverage Ratio (as defined in the Loan Agreement) of at least 2.5 to 1.0, and (iii) a minimum Collateral Coverage Ratio (as defined in the Loan Agreement) of not less than 1.5 to 1.0. Additionally, the Loan Agreement contains negative covenants, which were not amended as part of the Amended Credit Facility, prohibiting, among other things, the creation of certain liens, the alteration of the nature or character of the Company’s business, and transactions with the Company’s shareholders, directors, officers, subsidiaries and/or affiliates other than with respect to (i) the repurchase of the issued and outstanding capital stock of the Company from the stockholders of the Company or (ii) the declaration and payment of dividends to the stockholders of the Company. The Company was in compliance with all such covenants at March 31, 2021 and December 31, 2020.

At March 31, 2021 and December 31, 2020, the Company had no borrowings outstanding under the Credit Facility.

Subsequent to the quarter end, on April 13, 2021, Wayside Technology UK Holdings Limited (“Wayside UK”), a wholly-owned subsidiary of the Company, entered into an uncommitted short term credit facility of £8,000,000 (“Uncommitted Credit Facility”) with Citibank N.A., London Branch (“Citibank London”) pursuant to certain terms and conditions. Obligations under the Uncommitted Credit Facility are guaranteed by the Company and will be used for working capital and general corporate purposes and have a maturity date of April 13, 2022, at which time Wayside UK must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any interest, fees, costs and expenses, if any.

Interest on the unpaid principal balance of the Uncommitted Credit Facility will be calculated using a rate of 1.85 percentage points over the Daily Rate, as defined in the Uncommitted Credit Facility. Amounts borrowed under the Uncommitted Credit Facility will be guaranteed by the Company.   The Uncommitted Credit Facility may be cancelled at any time by Citibank London.  Citibank London has the sole discretion to accept or reject any requested utilization of the Uncommitted Credit Facilitation.

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	Three months ended
	March 31,
	2021	2020
Numerator:
Net income	$1,520	$836

Less distributed and undistributed income allocated to participating securities	52	20

Net income attributable to common shareholders	1,468	816

Denominator:
Weighted average common shares (Basic)	4,247	4,447

Weighted average common shares including assumed conversions (Diluted)	4,247	4,447

Basic net income per share	$0.35	$0.18
Diluted net income per share	$0.35	$0.18

13.        Major Customers and Vendors:

The Company had two major vendors that accounted for 24% and 9%, respectively, of total purchases during the three months ended March 31, 2021 and 22% and 14%, respectively, of total purchases during the three months ended March 31, 2020.

The Company had two major customers that accounted for 20% and 13%, respectively, of its net sales during the three months ended March 31, 2021 and 27% and 14%, respectively, of its net sales during the three months ended March 31, 2020. These same customers accounted for 18% and 10%, respectively, of total net accounts receivable as of March 31, 2021 and 19% and 9%, respectively, of total net accounts receivable as of December 31, 2020.

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

15.          Stockholders’ Equity and Stock Based Compensation:

The 2012 Stock-Based Compensation Plan (the “2012 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of the Company’s common stock, par value $0.01 per share (“Common Stock") initially available for award under the 2012 Plan was 600,000, which was increased to 1,000,000 shares by shareholder approval at the Company’s 2018 Annual Meeting in June 2018. As of March 31, 2021, the number of shares of Common Stock available for future award grants to employees, officers and directors under the 2012 Plan is 331,974.

During the three months ended March 31, 2021, the Company granted a total of 52,190 shares of Restricted Stock to officers. These shares of Restricted Stock vest over time in sixteen equal quarterly installments.

During the three months ended March 31, 2020, the Company granted a total of 66,560 shares of Restricted Stock to officers. These shares of Restricted Stock vest over time in sixteen equal quarterly installments. During the three months ended March 31, 2020, a total of 2,750 shares of Restricted Stock were forfeited.

A summary of nonvested shares of Restricted Stock awards outstanding under the 2012 Plan as of March 31, 2021, and changes during the three months then ended is as follows:

		Weighted
		Average Grant
		Date
	Shares	Fair Value
Nonvested shares at January 1, 2021	122,792	$13.37
Granted in 2021	52,190	20.26
Vested in 2021	(16,818)	15.17
Forfeited in 2021	—	—
Nonvested shares at March 31, 2021	158,164	$15.45

As of March 31, 2021, there is approximately $2.2 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.9 years.

During the three months ended March 31, 2021 and 2020, the Company recognized share-based compensation expense of $0.3 million and $0.2 million, respectively.

16.          Segment Information:

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

As permitted by FASB ASC Topic 280, the Company has utilized the aggregation criteria in combining its operations in Canada, Europe and the United Kingdom with the domestic segments as the international operations provide the same products and services to similar clients and are considered together when the Company’s CODM decides how to allocate resources.

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

	Three months ended
	March 31,
	2021	2020
Revenue:
Distribution	$54,820	$57,264
Solutions	7,993	5,354
	62,813	62,618
Gross Profit:
Distribution	$7,874	$7,162
Solutions	2,969	1,002
	10,843	8,164
Direct Costs:
Distribution	$3,913	$2,637
Solutions	1,408	462
	5,321	3,099
Segment Income Before Taxes: (1)
Distribution	$3,961	$4,525
Solutions	1,561	540
Segment Income Before Taxes	5,522	5,065

General and administrative	$3,091	$2,305
Legal and financial advisory expenses, net - unsolicited bid and related matters	—	1,323
Acquisition related costs	—	403
Amortization and depreciation expense	399	96
Interest, net	10	62
Foreign currency transaction (loss) gain	(91)	115
Income before taxes	$1,951	$1,115

(1)	Excludes general corporate expenses including interest and foreign currency transaction (loss) gain.

	As of	As of
	March 31,	December 31,
Selected Assets by Segment:	2021	2020

Distribution	$109,402	$100,841
Solutions	5,697	7,304
Segment Select Assets	115,099	108,145
Goodwill and Intangible Assets	20,379	19,592
Corporate Assets	42,232	37,796
Total Assets	$177,710	$165,533

Geographic areas and net sales mix related to operations for the three months ended March 31, 2021 and 2020 were as follows. Revenue is allocated to a geographic area based on the location of the sale, which is generally the customer’s country of domicile.

	Three months ended
	March 31, 2021
	Distribution	Solutions	Total
Geography
USA	$41,084	$4,979	$46,063
Europe and United Kingdom	7,246	2,743	9,989
Canada	6,490	271	6,761
Total net sales	$54,820	$7,993	$62,813

Timing of Revenue Recognition
Transferred at a point in time where the Company is principal (1)	$49,357	$6,150	$55,507
Transferred at a point in time where the Company is agent (2)	5,463	1,843	7,306
Total net sales	$54,820	$7,993	$62,813

	Three months ended
	March 31, 2020
	Distribution	Solutions	Total
Geography
USA	$53,104	$4,797	$57,901
Europe and United Kingdom	1,776	—	1,776
Canada	2,384	557	2,941
Total net sales	$57,264	$5,354	$62,618

Timing of Revenue Recognition
Transferred at a point in time where the Company is principal (1)	$52,493	$5,089	$57,582
Transferred at a point in time where the Company is agent (2)	4,771	265	5,036
Total net sales	$57,264	$5,354	$62,618

(1)	Includes net sales from third-party hardware and software products.

(2)	Includes net sales from third-party maintenance, software support and services.

Geographic identifiable assets related to operations as of March 31, 2021 and December 31, 2020 were as follows.

	March 31,	December 31,
Identifiable Assets by Geographic Areas	2021	2020
USA	$108,954	$114,126
Canada	24,691	18,514
Europe and United Kingdom	23,686	13,301
Unallocated	20,379	19,592
Total	$177,710	$165,533

17.          Related Party Transactions:

The Company made sales to a customer where a member of our Board of Directors is an executive. During the three months ended March 31, 2021 and 2020, net sales to this customer totaled approximately $0.2 million and $0.1 million, respectively. Amounts due from this customer as of March 31, 2021 and December 31, 2020 were approximately $0.1 million, respectively, which were settled in cash subsequent to each period end.

18.          Unsolicited Bid and Shareholder Demand:

On April 16, 2020 (the “Effective Date”), the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Simon Nynens, Shepherd Kaplan Krochuk, LLC, North & Webster SSG, LLC, and each of Dennis Crowley, David Shepherd, David Kaplan, Timothy Krochuk and Samuel Kidston relating to an unsolicited bid and shareholder demand. Pursuant to the Settlement Agreement, the Company agreed to purchase all of Mr. Nynens’ 261,631 shares of the Common Stock owned, of record or beneficially, as of the Effective Date, at fair market value, as defined in the agreement.

On April 23, 2020, the Company purchased all of Nynens’ 261,631 shares of Common Stock at $13.19 per share pursuant to the Settlement Agreement, representing approximately 5.8% of the issued and outstanding Common Stock of the Company, for an aggregate purchase price of $3.5 million.

The Company incurred zero and $1.3 million in legal and advisory expenses, net during the three months ended March 31, 2021 and 2020, respectively, related to the above matter.

19.          Risks and Uncertainties Related to the COVID-19 Pandemic:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of risk and uncertainties, including those set forth under the heading “Forward Looking Statements” and elsewhere in this report and those set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 16, 2021. The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included in this report and the consolidated financial statements and related notes included in our 2020 Annual Report on Form 10-K.

Overview

Wayside Technology Group, Inc. (the “Company,” “we,” “our,” or “us”) is a value added IT distribution and solutions company, primarily selling software and other third-party IT products and services through two reportable operating segments. Through our “Distribution” segment we sell products and services to corporate resellers, value added resellers (VARs), consultants and systems integrators worldwide, who in turn sell these products to end users. Through our “Solutions” segment we act as a cloud solutions provider and value-added reseller, selling computer software and hardware developed by others and provide technical services directly to end user customers worldwide. We offer an extensive line of products from leading software vendors and tools for virtualization/cloud computing, security, networking, storage and infrastructure management, application lifecycle management and other technically sophisticated domains as well as computer hardware. We market these products through creative marketing communications, including our web sites, local and on-line seminars, webinars, social media, direct e-mail, and printed materials.

We have subsidiaries in the United States, Canada, Netherlands, United Kingdom and Ireland, through which sales are made.

COVID-19

We are closely monitoring the impact of the 2019 novel coronavirus, or COVID-19, pandemic on all aspects of our business. COVID-19 has resulted and will continue to result in significant economic disruption, which could also impact our business.

In the first quarter of 2020, we took a number of precautionary measures designed to help minimize the risk of the spread of the virus to our employees, including temporarily closing our offices and requiring all employees to work remotely. The majority of our employees continue to work remotely through the second quarter of 2021.

While we did not incur significant disruptions to our operations during the three months ended March 31, 2021 as a result of the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our business, liquidity or results of operations at this time.

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

Dividend Policy and Share Repurchase Program. Historically we have sought to return value to investors through the payment of quarterly dividends and share repurchases. Total dividends paid and shares repurchased were $0.8 million and less than $0.1 million during each of the three months ended March 31, 2021 and 2020, respectively. The payment of future dividends and share repurchases is at the discretion of our Board of Directors and dependent on results of operations, projected capital requirements and other factors the Board of Directors may find relevant.

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

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Because these forward-looking statements are subject to risks and uncertainties, actual results could differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, but are not limited to, the continued acceptance of the Company’s distribution channel by vendors and customers, the timely availability and acceptance of new products, product mix, market conditions, competitive pricing pressures, contribution of key vendor relationships and support programs, including vendor rebates and discounts, as well as factors that affect the software industry in general and other factors generally. Currently, one of the most significant factors is the potential adverse effect of the current COVID-19 pandemic on the Company, the global economy and financial markets.  The extent to which COVID-19 impacts the Company will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, including the impact on our reseller partners and the end customer markets they serve, among others. We strongly urge current and prospective investors to carefully consider the cautionary statements and risk factors contained in this report and our annual report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 16, 2021.

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

Financial Overview

Net sales increased 1%, or $0.2 million, to $62.8 million for the three months ended March 31, 2021 compared to $62.6 million for the same period in the prior year. Gross profit increased 33%, or $2.6 million, to $10.8 million for the three months ended March 31, 2021 compared to $8.2 million for the same period in the prior year. Selling, general and administrative (“SG&A”) expenses increased 56%, or $3.0 million, to $8.4 million for the three months ended March 31, 2021 compared to $5.4 million for the same period in the prior year. Amortization and depreciation expense increased 316%, or $0.3 million, to $0.4 million for the three months ended March 31, 2021 compared to $0.1 million for the same period in the prior year. Net income for the three months ended March 31, 2021 was $1.5 million compared to $0.8 million for the same period in the prior year. Diluted income per share for the three months ended March 31, 2021 was $0.35 compared to $0.18 for the same period in the prior year.

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

Foreign Exchange

The Company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. In cases where the Company is not able to create a natural hedge by maintaining offsetting asset and liability amounts in the same currency, it may enter into foreign exchange contracts, typically in the form of forward purchase agreements, to facilitate the hedging of foreign currency exposures to mitigate the impact of changes in foreign currency exchange rates. These contracts generally have terms of no more than two months. The Company does not apply hedge accounting to these contracts and therefore the changes in fair value are recorded in earnings. The Company does not enter into foreign exchange contracts for trading purposes and the risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the Company minimizes by limiting its counterparties to major financial institutions. The fair value of forward purchase contracts at March 31, 2021 was not material to the consolidated financial statements.

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Three months ended
	March 31,
	2021	2020
Net sales	100.0%	100.0%
Cost of sales	82.7	87.0
Gross profit	17.3	13.0
Selling, general and administrative expenses	13.4	8.6
Legal and financial advisory expenses, net - unsolicited bid and related matters	—	2.1
Acquisition related costs	—	0.6
Amortization and depreciation expense	0.6	0.2
Income from operations	3.2	1.5
Other (expense) income	(0.1)	0.3
Income before income taxes	3.1	1.8
Income tax provision	0.7	0.4
Net income	2.4%	1.3%

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

	Three months ended
	March 31,	March 31,
	2021	2020

Net sales	$62,813	$62,618
Adjusted gross billings (Non-GAAP)	$210,861	$173,099

Gross profit	$10,843	$8,164
Gross profit - Distribution	$7,874	$7,162
Gross profit - Solutions	$2,969	$1,002

Adjusted EBITDA (Non-GAAP)	$2,647	$3,121

Gross margin % - Adjusted gross billings (Non-GAAP)	5.1%	4.7%
Effective margin % - Adjusted EBITDA (Non-GAAP)	24.4%	38.2%

We consider gross profit growth and effective margin to be key metrics in evaluating our business. During the three months ended March 31, 2021, gross profit increased 33%, or $2.6 million, to $10.8 million compared to $8.2 million for the same period in the prior year while effective margin decreased to 24.4% compared to 38.2% for the same period in the prior year.

Reconciliations of Non-GAAP Financial Measures

	Three months ended
	March 31,	March 31,
Reconciliation of net sales to adjusted gross billings (Non-GAAP):	2021	2020

Net sales	$62,813	$62,618
Costs of sales related to sales where the Company is an agent	148,048	110,481
Adjusted gross billings	$210,861	$173,099

We define adjusted gross billings as net sales in accordance with US GAAP, adjusted for the cost of sales related to sales where the Company is an agent. We provided a reconciliation of adjusted gross billings to net sales, which is the most directly comparable US GAAP measure. We use adjusted gross billings of product and services as a supplemental measure of our performance to gain insight into the volume of business generated by our business, and to analyze the changes to our accounts receivable and accounts payable. Our use of adjusted gross billings of product and services as analytical tools has limitations, and you should not consider them in isolation or as substitutes for analysis of our financial results as reported under US GAAP. In addition, other companies, including companies in our industry, might calculate adjusted gross billings of product and services or similarly titled measures differently, which may reduce their usefulness as comparative measures.

	Three months ended
	March 31,	March 31,
Net income reconciled to adjusted EBITDA:	2021	2020

Net income	$1,520	$836
Provision for income taxes	431	279
Amortization and depreciation	399	96
Interest expense	18	17
EBITDA	2,368	1,228
Share-based compensation	279	167
Legal and financial advisory expenses, net - unsolicited bid and related matters	-	1,323
Acquisition related costs	-	403
Adjusted EBITDA	$2,647	$3,121

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

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

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

Net Sales and Adjusted Gross Billings

Net sales for the three months ended March 31, 2021 increased 1%, or $0.2 million, to $62.8 million compared to $62.6 million for the same period in the prior year. Adjusted gross billings for the three months ended March 31, 2021 increased 22%, or $37.8 million, to $210.9 million compared to $173.1 million for the same period in the prior year. Adjusted gross billings increased at a faster rate than net sales due to shift in product mix from hardware sales, which are recorded on a gross basis, to security, maintenance and cloud products which are recorded net of related cost of sales.

Distribution segment net sales for the three months ended March 31, 2021 decreased 4%, or $2.5 million, to $54.8 million compared to $57.3 million for the same period in the prior year. The decrease in net sales was primarily due to lower hardware sales compared to the same quarter last year. The resulting shift in product mix to products recorded net of cost of sales resulted in a decline in net sales, despite increased adjusted gross billings. Adjusted gross billings for the Distribution segment for the three months ended March 31, 2021 increased 17%, or $27.4 million, to $193.3 million compared to $165.9 million for the same period in the prior year primarily due to the impact of the acquisitions of Interwork and CDF.

Solutions segment net sales for the three months ended March 31, 2021 increased 49%, or $2.6 million, to $8.0 million compared to $5.4 million for the same period in the prior year. The increase in net sales in our Solutions segment was primarily due to sales from the CDF acquisition for the three months ended March 31, 2021. Adjusted gross billings for the Solutions segment for the three months ended March 31, 2021 increased 142%, or $10.3 million, to $17.5 million compared to $7.29 million for the same period in the prior year.

During the three months ended March 31, 2021, we relied on two key customers for a total of 33% of our net sales, with one of these customers accounting for 20% and the other customer accounting for 13% of our total net sales. The Company had two major customers that accounted for 27% and 14%, respectively, of its total net sales during the three months ended March 31, 2020. The Company had two major vendors that accounted for 24% and 19%, respectively, of total purchases during the three months ended March 31, 2021 and 22% and 14%, respectively, of total purchases during the three months ended March 31, 2020.

Gross Profit

Gross profit for the three months ended March 31, 2021 increased 33%, or $2.6 million, to $10.8 million compared to $8.2 million for the same period in the prior year.

Distribution segment gross profit for the three months ended March 31, 2021 increased 10%, or $0.7 million, to $7.9 million compared to $7.2 million for the same period in the prior year. The increase in Distribution segment gross profit resulted primarily from the impact of the acquisitions of Interwork and CDF, partially offset by higher early pay discounts and other rebates and discounts offered to our customers and lower vendor rebates. The increase in early pay discounts was impacted by a change in payment terms with one of our larger customers during the second quarter of 2020.

Solutions segment gross profit for the three months ended March 31, 2021 increased 196%, or $2.0 million, to $3.0 million compared to $1.0 million for the same period in the prior year. The increase in Solutions segment gross profit resulted primarily from increased sales from the acquisition of CDF.

Customer rebates and discounts for the three months ended March 31, 2021 were $2.1 million compared to $1.1 million for the same period in the prior year. This increase is attributable to a change in payment terms with one of our larger customers during the second quarter of 2020, which resulted in a cash inflow of approximately $30 million from the date the program was implemented, as well as increased rebates and discounts to national resellers. Customer rebates and discounts vary based on terms of rebate and early pay discount programs offered to customers and timing of payments ultimately received from our customers.

Vendor rebates and discounts for the three months ended March 31, 2021 were $0.9 million compared to $1.0 million for the same period in the prior year. Vendor rebates are dependent on programs offered by our vendors and in some cases reaching certain volume targets set by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully. We anticipate that price competition in our market will continue in both of our business segments.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended March 31, 2021 increased 56%, or $3.0 million, to $8.4 million compared to $5.4 million for the same period in the prior year, primarily due to the impact of the acquisition of CDF and Interwork, as well as $0.3 million of employee separation expenses. SG&A expenses were 13.4% of net sales for the three months ended March 31, 2021, compared to 8.6% for the same period in the prior year.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We plan to continue to expand our investment in business development, sales and marketing to maximize our market penetration.

Amortization and Depreciation Expense

Amortization and depreciation expense for the three months ended March 31, 2021 increased 316%, or $0.3 million, to $0.4 million compared to $0.1 million for the same period in the prior year, primarily due to the amortization of intangible assets acquired in the Interwork and CDF acquisitions.

Legal and Financial Advisory Expenses, Net – Unsolicited Bid and Related Matters

There were no legal and financial advisory expenses, net – unsolicited bid and related matters incurred during the three months ended March 31, 2021 compared to $1.3 million for the same period in the prior year.

Acquisition Related Costs

There were no acquisition related costs incurred during the three months ended March 31, 2021 compared to $0.4 million for the same period in the prior year.

Income Taxes

For the three months ended March 31, 2021 and 2020, the Company recorded a provision for income taxes of $0.4 million and $0.3 million, respectively. The effective tax rate for the three months ended March 31, 2021 and 2020 was 22.1% and 25.0%, respectively. The change in the effective tax rate for the three months ended March 31, 2021 compared to the same period in the prior year is a result of changes in the mix of jurisdictions in which taxable income was earned.

Liquidity and Capital Resources

Our cash and cash equivalents increased to $33.7 million as of March 31, 2021 compared to $29.3 million as of December 31, 2020. The increase in cash and cash equivalents was primarily the result of $8.2 million of cash and cash equivalents provided by operating activities, offset by $3.1 million of cash used in investing activities and $0.8 million of cash used for dividends.

Net cash and cash equivalents used in operating activities for the three months ended March 31, 2021 was $8.2 million, comprised primarily of net income adjusted for non-cash items of $2.4 million and changes in operating assets and liabilities of $5.8 million.

Net cash and cash equivalents used in investing activities during the three months ended March 31, 2021 consisted of $3.0 million of vendor advances and $0.1 million of purchases of fixed assets.

Net cash and cash equivalents used in financing activities during the three months ended March 31, 2021 was $0.8 million, primarily comprised of dividend payments on our Common Stock.

On November 15, 2017, the Company entered into a $20,000,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Second Amended and Restated Revolving Credit Loan Agreement (the “Loan Agreement”), Second Amended and Restated Revolving Credit Loan Note (the “Note”), Second Amended and Restated Security Agreement and Second Amended and Restated Pledge and Security Agreement. On August 31, 2020, the Company entered into an amendment to the Credit Facility (the “Amended Credit Facility”) pursuant to a First Amendment to Second Amended and Restated Revolving Credit Loan Agreement and Other Loan Documents (the “Amended Loan Agreement”) and First Allonge to Second Amended and Restated Revolving Credit Loan Note (the “Amended Note”). The Amended Credit Facility, which will continue to be used for working capital and general corporate purposes, matures on June 30, 2023, at which time the Company must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any, fees, costs and expenses. As of March 31, 2021, no borrowings were outstanding under the Credit Facility.

Subsequent to the quarter end, on April 13, 2021, Wayside Technology UK Holdings Limited (“Wayside UK”), a wholly-owned subsidiary of the Company, entered into an uncommitted short term credit facility of £8,000,000 (“Uncommitted Credit Facility”) with Citibank N.A., London Branch (“Citibank London”) pursuant to certain terms and conditions. Obligations under the Uncommitted Credit Facility are guaranteed by the Company and will be used for working capital and general corporate purposes and have a maturity date of April 13, 2022, at which time Wayside UK must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any interest, fees, costs and expenses, if any.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

As described above, on November 6, 2020 we completed the acquisition of CDF. SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from date of acquisition. We are in the process of integrating CDF’s operations within our internal control structure. In executing this integration, we are analyzing, evaluating, and where necessary, making changes in controls and procedures related to the CDF business. Accordingly, management has excluded controls relating to CDF in this quarter’s evaluation of disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting. Except for the acquisition of CDF described above, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the three months ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the repurchase of Common Stock by the Company and its affiliated purchasers during the first quarter of 2021.

ISSUER PURCHASE OF EQUITY SECURITIES

						Maximum
						Number of
				Total Number		Shares That
				of Shares		May Yet Be
				Purchased as		Purchased
	Total		Average	Part of Publicly		Under the
	Number		Price Paid	Announced	Average	Plans or
	of Shares		Per Share	Plans or	Price Paid	Programs
Period	Purchased		(2)	Programs	Per Share	(3) (4)

January 1, 2021 - January 31, 2021	—		$—	—	$—	547,288
February 1, 2021 - February 28, 2021	2,990	(1)	$19.18	—	$—	547,288
March 1, 2021 - March 31, 2021	—		$—	—	$—	547,288
Total	2,990		$19.18	—	$—	547,288

(1)	Includes 2,990 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (3) below.

(2)	Average price paid per share reflects the closing price the Company’s Common Stock on the business date the shares were surrendered by the employee stockholder to satisfy individual tax withholding obligations upon vesting of Restricted Stock or the price of the Common Stock paid on the open market purchase, as applicable.

(3)	On December 3, 2014, the Board of Directors of the Company approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. On February 2, 2017, the Board of Directors of the Company approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. The Company expects to purchase shares of its Common Stock from time to time in the market or otherwise subject to market conditions. The Common Stock repurchase program does not have an expiration date.

(4)

On December 14, 2020, the Board of Directors of the Company approved, and the Company entered into a written purchase plan intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Plan”). Purchases involving shares of the Company’s Common Stock under the Plan may take place commencing December 14, 2020, and the Plan shall terminate upon the first to occur of (i) 100,000 shares of Common Stock under this Plan have been purchased, or (ii) the close of the Nasdaq Stock Market on July 30, 2021.

Item 3. – Defaults Upon Senior Securities

None.

Item 4. – Mine Safety Disclosures

None.

Item 5. – Other Information

None.

Item 6. Exhibits

(a)	Exhibits

3.1 3.1(a) 3.2 31.1

Form of Amended and Restated Certificate of Incorporation of the Company. (1)

Certificate of Amendment of Restated Certificate of Incorporation of the Company. (2)

Amended and Restated Bylaws of Wayside Technology Group, Inc. (3)

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

101

The following financial information from Wayside Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 6, 2021, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Stockholders’ Equity, (4) Condensed Consolidated Statements of Comprehensive Income, (5) Condensed Consolidated Statements of Cash Flows, and (6) the Notes to the Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(1) Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-92810) filed on May 30, 1995, July 7, 1995 and July 18, 1995

(2) Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 3, 2006.

(3) Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 6, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAYSIDE TECHNOLOGY GROUP, INC

May 6, 2021	By:	/s/ Dale Foster
Date		Dale Foster, Chief Executive Officer (Principal Executive Officer)

May 6, 2021	By:	/s/ Michael Vesey
Date		Michael Vesey, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)