Form 10-Q
period 2021-06-30
Wayside Technology Group, Inc.
filed 2021-08-05
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

There were 4,402,767 outstanding shares of common stock, par value $.01 per share (“Common Stock”) as of August 2, 2021.

Wayside Technology Group, Inc. and Subsidiaries

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,781	$29,348
Accounts receivable, net of allowances of $922 and $892, respectively	101,878	93,821
Inventory, net	4,108	4,936
Vendor prepayments and advances	3,440	1,235
Prepaid expenses and other current assets	3,934	3,837
Total current assets	137,141	133,177

Equipment and leasehold improvements, net	2,163	2,308
Goodwill	17,566	16,816
Other intangibles, net	10,600	10,625
Right-of-use assets, net	1,738	1,933
Accounts receivable-long-term, net	116	304
Other assets	490	257
Deferred income tax assets	77	113
Total assets	$169,891	$165,533
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$117,430	$116,692
Lease liability, current portion	476	490
Total current liabilities	117,906	117,182

Lease liability, net of current portion	1,937	2,167
Deferred income tax liabilities	1,462	1,467
Total liabilities	121,305	120,816

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 5,284,500 shares issued: 4,385,785 and 4,361,997 shares outstanding, respectively	53	53
Additional paid-in capital	32,037	31,962
Treasury stock, at cost, 898,715 and 922,503 shares, respectively	(14,393)	(14,747)
Retained earnings	30,356	28,191
Accumulated other comprehensive income (loss)	533	(742)
Total stockholders’ equity	48,586	44,717
Total liabilities and stockholders' equity	$169,891	$165,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

(Amounts in thousands, except per share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2021	2020	2021	2020

Net sales	$138,163	$119,206	$75,350	$56,586

Cost of sales	116,341	103,927	64,371	49,472

Gross profit	21,822	15,279	10,979	7,114

Selling, general, and administrative expenses	16,551	10,873	8,138	5,469

Legal and financial advisory expenses, net - unsolicited bid and related matters	—	1,833	—	509

Acquisition related costs	—	638	—	235

Amortization and depreciation expense	796	239	398	143

Income from operations	4,475	1,696	2,443	758

Other income:

Interest, net	301	86	291	24

Foreign currency transaction (loss) gain	(66)	276	25	161

Income before provision for income taxes	4,710	2,058	2,759	943

Provision for income taxes	1,046	641	615	362

Net income	$3,664	$1,417	$2,144	$581

Income per common share-Basic	$0.84	$0.31	$0.49	$0.13

Income per common share-Diluted	$0.84	$0.31	$0.49	$0.13

Weighted average common shares outstanding — Basic	4,254	4,351	4,260	4,255

Weighted average common shares outstanding — Diluted	4,254	4,351	4,260	4,255

Dividends paid per common share	$0.34	$0.34	$0.17	$0.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Six months ended		Three months ended
	June 30,		June 30,
	2021	2020	2021	2020

Net income	$3,664	$1,417	$2,144	$581

Other comprehensive income:
Foreign currency translation adjustments	1,275	(279)	236	222
Other comprehensive income (loss)	1,275	(279)	236	222

Comprehensive income	$4,939	$1,138	$2,380	$803

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
Balance at January 1, 2021	5,284,500	$53	$31,962	922,503	$(14,747)	$28,191	$(742)	$44,717
Net income	—	—	—	—	—	1,520	—	1,520
Translation adjustment	—	—	—	—	—	—	1,039	1,039
Dividends paid	—	—	—	—	—	(750)	—	(750)
Share-based compensation expense	—	—	279	—	—	—	—	279
Restricted stock grants (net of forfeitures)	—	—	(883)	(52,190)	883	—	—	—
Treasury shares repurchased	—	—	—	2,990	(57)	—	—	(57)
Balance at March 31, 2021	5,284,500	$53	$31,358	873,303	$(13,921)	$28,961	$297	$46,748
Net income	—	—	—	—	—	2,144	—	2,144
Translation adjustment	—	—	—	—	—	—	236	236
Dividends paid	—	—	—	—	—	(749)	—	(749)
Share-based compensation expense	—	—	337	—	—	—	—	337
Restricted stock grants (net of forfeitures)	—	—	342	20,184	(342)	—	—	—
Treasury shares repurchased	—	—	—	5,228	(130)	—	—	(130)
Balance at June 30, 2021	5,284,500	53	32,037	898,715	(14,393)	30,356	533	48,586

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
Balance at January 1, 2020	5,284,500	53	32,874	778,807	(13,256)	26,715	(1,130)	$45,256
Net income	—	—	—	—	—	836	—	836
Translation adjustment	—	—	—	—	—	—	(501)	(501)
Dividends paid	—	—	—	—	—	(775)	—	(775)
Share-based compensation expense	—	—	167	—	—	—	—	167
Restricted stock grants (net of forfeitures)	—	—	(1,080)	(63,810)	1,079	—	—	(1)
Treasury shares repurchased	—	—	—	2,059	(32)	—	—	(32)
Balance at March 31, 2020	5,284,500	$53	$31,961	717,056	$(12,209)	$26,776	$(1,631)	$44,950
Net income	—	—	—	—	—	581	—	581
Translation adjustment	—	—	—	—	—	—	222	222
Dividends paid	—	—	—	—	—	(740)	—	(740)
Share-based compensation expense	—	—	234	—	—	—	—	234
Restricted stock grants (net of forfeitures)	—	—	(813)	(48,068)	813	—	—	—
Treasury shares repurchased	—	—	—	264,039	(3,489)	—	—	(3,489)
Balance at June 30, 2020	5,284,500	53	31,382	933,027	(14,885)	26,617	(1,409)	41,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six months ended
	June 30,
	2021	2020
Cash flows from operating activities
Net income	$3,664	$1,417
Adjustments to reconcile net income to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization expense	796	239
Provision for doubtful accounts	—	130
Deferred income tax expense	(20)	9
Share-based compensation expense	616	400
Amortization of discount on accounts receivable	(42)	(108)
Amortization of right-of-use assets	240	197
Change in fair value of contingent earn-out consideration	18	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(7,395)	36,479
Inventory	830	813
Prepaid expenses and other current assets	(48)	268
Vendor prepayments	790	152
Accounts payable and accrued expenses	175	(3,338)
Lease liability, net	(288)	(243)
Other assets and liabilities	(242)	(20)
Net cash and cash equivalents (used in) provided by operating activities	(906)	36,395

Cash flows from investing activities
Purchase of equipment and leasehold improvements	(169)	(19)
Vendor advances	(2,994)	—
Payment for acquisitions, net of cash acquired	—	(1,141)
Net cash and cash equivalents used in investing activities	(3,163)	(1,160)

Cash flows from financing activities
Purchase of treasury stock	(187)	(3,521)
Borrowings under revolving credit facility	—	6,800
Repayments of borrowings under revolving credit facility	—	(6,800)
Dividends paid	(1,499)	(1,515)
Net cash and cash equivalents used in financing activities	(1,686)	(5,036)

Effect of foreign exchange rate on cash and cash equivalents	188	(152)

Net (decrease) increase in cash and cash equivalents	(5,567)	30,047
Cash and cash equivalents at beginning of year	29,348	14,984
Cash and cash equivalents at end of year	$23,781	$45,031

Supplementary disclosure of cash flow information:
Income taxes paid	$1,026	$269
Interest paid	$21	$23

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2021

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

3.         Foreign Currency Translation:

Assets and liabilities of the Company’s foreign subsidiaries have been translated using the end of the reporting period exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period. Foreign currency transaction gains and losses are recorded as income or expenses as amounts are settled. The net sales from our foreign operations for the three months ended June 30, 2021 and 2020 were $15.2 million and $6.9 million, respectively. The net sales from our foreign operations for the six months ended June 30, 2021 and 2020 were $32.0 million and $11.6 million, respectively.

4.          Comprehensive Income:

Cumulative translation adjustments have been classified within accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity in accordance with FASB ASC Topic 220, “Comprehensive Income.”

5.          Revenue Recognition:

The Company’s revenues primarily result from the sale of various technology products and services, including third-party products, third-party software and third-party maintenance, software support and services. The Company recognizes revenue as control of the third-party products and third-party software is transferred to customers, which generally happens at the point of shipment or fulfilment and at the point that our customers and vendors accept the terms and conditions of the arrangement for third-party maintenance, software support and services.

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

Hardware and software products sold by the Company are generally delivered via shipment from the Company’s facilities, drop shipment directly from the vendor, or by electronic delivery of keys for software products. The majority of the Company’s business involves shipments directly from its vendors to its customers, in these transactions, the Company is generally responsible for negotiating price both with the vendor and customer, payment to the vendor, establishing payment terms with the customer, product returns, and has risk of loss if the customer does not make payment. As the principal with the customer, the Company recognizes revenue upon receiving notification from the vendor that the product was shipped. Control of software products is deemed to have passed to the customer when they acquire the right to use or copy the software under license as substantially all product functionality is available to the customer at the time of sale.

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

The Company records freight billed to its customers as net sales and the related freight costs as cost of sales when the underlying product revenue is recognized. For freight not billed to its customers, the Company records the freight costs as cost of sales. The Company’s typical shipping terms result in shipping being performed before the customer obtains control of the product. The Company considers shipping to be a fulfillment activity and not a separate performance obligation.

The Company pays commissions and related payroll taxes to sales personnel when customers are invoiced. These costs are recorded as selling general and administrative expenses in the period earned as all our performance obligations are complete within a short window of processing the order.

6.            Acquisition:

Acquisition of Interwork Technologies

On April 30, 2020, the Company completed the purchase of Interwork Technologies Inc., a Delaware corporation and Interwork Technologies Inc., a corporation incorporated under the laws of the Province of Ontario, Canada (collectively, “Interwork”) for an aggregate purchase price of $5 million Canadian dollar (equivalent to $3.6 million USD), subject to certain working capital adjustments, paid at closing plus a potential post-closing $1.1 million Canadian dollars (equivalent to $0.8 million USD) earn-out. The purchase price allocation is final.

The purchase consideration included approximately $0.8 million of potential earn-out consideration if certain targets are achieved, payable in cash. As of June 30, 2021, the Company reassessed the earn-out liability and increased the fair value of the earn-out liability to approximately $0.9 million, with less than $0.1 million adjustment recognized within selling, general and administrative expenses during the six months ended June 30, 2021. The earn-out liability is included in accounts payable and accrued expenses as of June 30, 2021 as payment would be due in the third quarter of 2021.

There were no acquisition related costs incurred during the three and six months ended June 30, 2021. The Company incurred acquisition related costs of approximately $0.2 million and $0.6 million during the three and six months ended June, 2020, respectively, in conjunction with the acquisition of Interwork, which are reflected in the accompanying consolidated statements of earnings.

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

The financial position and operating results of CDF are included in the Company’s consolidated financial statements for the three and six months ended June 30, 2021. The Company recorded net revenue for CDF of approximately $6.9 million and net income of approximately $0.3 million during the three months ended June 30, 2021. The Company recorded net revenue for CDF of approximately $15.3 million and net income of approximately $0.7 million during the six months ended June 30, 2021.

The impact of the CDF acquisition’s preliminary purchase price allocations on the Company’s consolidated balance sheet and the acquisition date fair value of the total consideration transferred is depicted in the table below. The Company has not yet completed its evaluation and determination of certain assets acquired and liabilities assumed, primarily (i) the final valuation of goodwill and intangible assets, (ii) capitalized software, and (iii) the final evaluation and assessment of income tax accounts; therefore the final fair value of the assets acquired and liabilities assumed may vary from the Company’s preliminary estimates:

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

The preliminary allocation of the purchase price for the acquisition of CDF was allocated based on information that is currently available. The Company’s estimates and assumptions underlying the initial allocations is subject to the collection of information necessary to complete its allocations within the measurement period, which is up to one year from the acquisition date.

7.            Goodwill and Other Intangible Assets:

The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 30, 2021:

Balance at January 1, 2021	$16,816
Translation adjustments	750
Balance June 30, 2021	$17,566

Goodwill acquired through our acquisition of CDF is provisional for a period of up to one year from the acquisition date.

Information related to the Company’s other intangibles, net is as follows:

	As of June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	$10,768	$691	$10,077
Trade name	531	23	508
Non-compete	53	38	15
Total	$11,352	$752	$10,600

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	$10,361	$272	$10,089
Trade name	504	5	499
Non-compete	50	13	37
Total	$10,915	$290	$10,625

Customer relationships are amortized over thirteen years. Vendor relationships are amortized between eleven and fifteen years. Trade name is amortized over fifteen years. Non-compete is amortized over one year. Intangible assets acquired through our acquisition of CDF are provisional for a period of up to one year from the acquisition date.

During the three months ended June 30, 2021 and 2020, the Company recognized total amortization expense for other intangibles, net of $0.2 million and $0.1 million, respectively. During the six months ended June 30, 2021 and 2020, the Company recognized total amortization expense for other intangibles, net of $0.5 million and $0.1 million, respectively.

Estimated future amortization expense of the Company’s other intangibles, net as of June 30, 2021 is as follows:

2021 (excluding the six months ended June 30, 2021)	$436
2022	842
2023	842
2024	842
2025	842
Thereafter	6,796
Total	$10,600

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

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

	Six months ended
	June 30,
	2021	2020
Cash paid for operating lease liabilities	$319	$248
Right-of-use assets obtained in exchange for new operating lease obligations	$38	$128
Weighted-average remaining lease term	5.6 years	6.5 years
Weighted-average discount rate	3.5%	3.3%

Maturities of lease liabilities as of June 30, 2021 were as follows:

2021 (excluding the six months ended June 30, 2021)	$281
2022	500
2023	536
2024	546
2025	556
Thereafter	677
3,096
Less: imputed interest	(683)
Total lease liabilities	$2,413

Lease liabilities, current portion	476
Lease liabilities, net of current portion	1,937
Total lease liabilities	$2,413

9.            Fair Value:

The carrying amounts of financial instruments, including cash and cash equivalents, short-term accounts receivable and accounts payable approximated fair value at June 30, 2021 and December 31, 2020 because of the relative short maturity of these instruments. The Company’s accounts receivable long-term are discounted to their present value at prevailing market rates at the time of sale.

10.           Balance Sheet Detail:

Equipment and leasehold improvements consist of the following:

	June 30,	December 31,
	2021	2020
Equipment	$2,588	$2,482
Capitalized software	808	777
Leasehold improvements	1,766	1,760
	5,162	5,019
Less accumulated depreciation and amortization	(2,999)	(2,711)
	$2,163	$2,308

During the three months ended June 30, 2021 and 2020, the Company recorded depreciation and amortization expense of $0.2 million and $0.1 million, respectively. During the six months ended June 30, 2021 and 2020, the Company recorded depreciation and amortization expense of $0.3 million and $0.2 million, respectively.

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

	June 30,	December 31,
	2021	2020
Total amount due from customer	$1,112	$1,853
Less: unamortized discount	(21)	(49)
Less: current portion included in accounts receivable	(975)	(1,500)
	$116	$304

The undiscounted cash flows to be received by the Company relating to these accounts receivable long-term expects to be $1.0 million, $0.1 million and less than $0.1 million during the 12-month periods ending June 30, 2022, 2023 and 2024, respectively.

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2021	2020
Trade accounts payable	$108,996	$107,045
Accrued expenses	8,434	9,647
	$117,430	$116,692

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

The Amended Credit Facility, which will continue to be used for working capital and general corporate purposes, matures on June 30, 2023, at which time the Company must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any, fees, costs and expenses. In addition, the Company will pay regular monthly payments of all accrued and unpaid interest. The interest rate for any borrowings under the Amended Credit Facility is subject to change from time to time based on the changes in the LIBOR Rate, as defined in the Amended Loan Agreement (the “Index”). The Index was 2.50% at June 30, 2021. Interest on the unpaid principal balance of the Amended Note will be calculated using a rate of 1.75 percentage points over the Index. If the Index becomes unavailable during the term of the Amended Credit Facility, interest will be based upon the Benchmark Replacement (as defined in the Amended Loan Agreement) selected by Citibank after notifying the Company. The Amended Credit Facility is secured by the assets of the Company.

Among other affirmative covenants set forth in the Loan Agreement, which were not amended as part of the Amended Credit Facility, the Company must maintain (i) a minimum Debt Service Coverage Ratio (as defined in the Loan Agreement) of not less than 2.0 to 1.0, (ii) a maximum Leverage Ratio (as defined in the Loan Agreement) of at least 2.5 to 1.0, and (iii) a minimum Collateral Coverage Ratio (as defined in the Loan Agreement) of not less than 1.5 to 1.0. Additionally, the Loan Agreement contains negative covenants, which were not amended as part of the Amended Credit Facility, prohibiting, among other things, the creation of certain liens, the alteration of the nature or character of the Company’s business, and transactions with the Company’s shareholders, directors, officers, subsidiaries and/or affiliates other than with respect to (i) the repurchase of the issued and outstanding capital stock of the Company from the stockholders of the Company or (ii) the declaration and payment of dividends to the stockholders of the Company. The Company was in compliance with all such covenants at June 30, 2021 and December 31, 2020.

At June 30, 2021 and December 31, 2020, the Company had no borrowings outstanding under the Credit Facility.

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

At June 30, 2021, Wayside UK had no borrowings outstanding under the Uncommitted Credit Facility.

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	(Unaudited)		(Unaudited)
	Six months ended		Three months ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net income	$3,664	$1,417	$2,144	$581

Less distributed and undistributed income allocated to participating securities	119	42	68	21

Net income attributable to common shareholders	3,545	1,375	2,076	560

Denominator:
Weighted average common shares (Basic)	4,254	4,351	4,260	4,255

Weighted average common shares including assumed conversions (Diluted)	4,254	4,351	4,260	4,255

Basic net income per share	$0.84	$0.31	$0.49	$0.13
Diluted net income per share	$0.84	$0.31	$0.49	$0.13

13.        Major Customers and Vendors:

The Company had two major vendors that accounted for 18% and 12%, respectively, of total purchases during the three months ended June 30, 2021 and 16% and 10%, respectively, of total purchases during the three months ended June 30, 2020. The Company had two major vendors that accounted for 21% and 9%, respectively, of total purchases during the six months ended June 30, 2021 and 19% and 10%, respectively, of total purchases during the six months ended June 30, 2020.

The Company had two major customers that accounted for 17% and 17%, respectively, of its net sales during the three months ended June 30, 2021 and 29% and 18%, respectively, of its net sales during the three months ended June 30, 2020. The Company had two major customers that accounted for 18% and 15%, respectively, of its net sales during the six months ended June 30, 2021 and 29% and 18%, respectively, of its net sales during the six months ended June 30, 2020. These same customers accounted for 20% and 14%, respectively, of total net accounts receivable as of June 30, 2021 and 19% and 9%, respectively, of total net accounts receivable as of December 31, 2020.

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

15.          Stockholders’ Equity and Stock Based Compensation:

The 2021 Omnibus Incentive Plan (the “2021 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The 2021 Plan was approved by the Company’s stockholders at the 2021 Annual Meeting in June 2021. The total number of shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) initially available for award under the 2021 Plan was 500,000 shares. As of June 30, 2021, the number of shares of Common Stock available for future award grants to employees, officers and directors under the 2021 Plan is 500,000.

The 2012 Stock-Based Compensation Plan (the “2012 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of the Company’s Common Stock initially available for award under the 2012 Plan was 600,000, which was increased to 1,000,000 shares by stockholder approval at the Company’s 2018 Annual Meeting in June 2018. Immediately prior to the replacement of the 2012 Plan by the 2021 Plan, there were 352,158 shares of Common Stock available under the 2012 Plan. The 2012 Plan has been replaced by the 2021 Plan and none of the remaining shares of Common Stock authorized under the 2012 Plan will be transferred to or used under the 2021 Plan nor will any awards under the 2012 Plan that are forfeited increase the shares available for awards under the 2021 Plan. As of June 30, 2021, the number of shares of Common Stock available under the 2012 Plan is zero.

During the six months ended June 30, 2021, the Company granted a total of 52,190 shares of Restricted Stock to officers. These shares of Restricted Stock vest over time in sixteen equal quarterly installments. During the six months ended June 30, 2021, a total of 20,184 shares of Restricted Stock were forfeited.

During the six months ended June 30, 2020, the Company granted a total of 116,560 shares of Restricted Stock to officers and employees. These shares of Restricted Stock vest over time in sixteen equal quarterly installments. During the six months ended June 30, 2020, a total of 4,682 shares of Restricted Stock were forfeited.

A summary of nonvested shares of Restricted Stock awards outstanding under the 2012 Plan as of June 30, 2021, and changes during the six months then ended is as follows:

		Weighted
		Average Grant
		Date
	Shares	Fair Value
Nonvested shares at January 1, 2021	122,792	$13.37
Granted in 2021	52,190	20.26
Vested in 2021	(39,445)	15.20
Forfeited in 2021	(20,184)	16.04
Nonvested shares at June 30, 2021	115,353	$15.39

As of June 30, 2021, there is approximately $1.6 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.7 years.

During the three months ended June 30, 2021 and 2020, the Company recognized share-based compensation expense of $0.3 million and $0.2 million, respectively. During the six months ended June 30, 2021 and 2020, the Company recognized share-based compensation expense of $0.6 million and $0.4 million, respectively.

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

	Six months ended		Three months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:
Distribution	$124,692	$111,479	$69,872	$54,213
Solutions	13,471	7,727	5,478	2,373
	138,163	119,206	75,350	56,586
Gross Profit:
Distribution	$16,688	$13,806	$8,814	$6,643
Solutions	5,134	1,473	2,165	471
	21,822	15,279	10,979	7,114
Direct Costs:
Distribution	$7,590	$5,371	$3,677	$2,734
Solutions	2,528	717	1,120	255
	10,118	6,088	4,797	2,989
Segment Income Before Taxes: (1)
Distribution	$9,098	$8,435	$5,137	$3,909
Solutions	2,606	756	1,045	216
Segment Income Before Taxes	11,704	9,191	6,182	4,125

General and administrative	$6,433	$4,785	$3,341	$2,480
Legal and financial advisory expenses, net - unsolicited bid and related matters	—	1,833	—	509
Acquisition related costs	—	638	—	235
Amortization and depreciation expense	796	239	398	143
Interest, net	301	86	291	24
Foreign currency transaction (loss) gain	(66)	276	25	161
Income before taxes	$4,710	$2,058	$2,759	$943

(1)	Excludes general corporate expenses including interest and foreign currency transaction (loss) gain.

	As of	As of
	June 30,	December 31,
Selected Assets by Segment:	2021	2020

Distribution	$110,962	$100,841
Solutions	6,414	7,304
Segment Select Assets	117,376	108,145
Goodwill and Intangible Assets	20,333	19,592
Corporate Assets	32,182	37,796
Total Assets	$169,891	$165,533

Geographic areas and net sales mix related to operations for the three and six months ended June 30, 2021 and 2020 were as follows. Revenue is allocated to a geographic area based on the location of the sale, which is generally the customer’s country of domicile.

	Six months ended			Three months ended
	June 30, 2021			June 30, 2021
	Distribution	Solutions	Total	Distribution	Solutions	Total
Geography
USA	$99,049	$7,164	$106,213	$57,964	$2,185	$60,149
Europe and United Kingdom	12,969	5,571	18,540	5,724	2,827	8,551
Canada	12,674	736	13,410	6,184	466	6,650
Total net sales	$124,692	$13,471	$138,163	$69,872	$5,478	$75,350

Timing of Revenue Recognition
Transferred at a point in time where the Company is principal (1)	$113,240	$9,897	$123,137	$63,882	$3,746	$67,628
Transferred at a point in time where the Company is agent (2)	11,452	3,574	15,026	5,990	1,732	7,722
Total net sales	$124,692	$13,471	$138,163	$69,872	$5,478	$75,350

	Six months ended			Three months ended
	June 30, 2020			June 30, 2020
	Distribution	Solutions	Total	Distribution	Solutions	Total
Geography
USA	$100,873	$6,698	$107,571	$47,767	$1,900	$49,667
Europe and United Kingdom	4,534	—	4,534	2,758	—	2,758
Canada	6,072	1,029	7,101	3,688	473	4,161
Total net sales	$111,479	$7,727	$119,206	$54,213	$2,373	$56,586

Timing of Revenue Recognition
Transferred at a point in time where the Company is principal (1)	$102,333	$7,249	$109,582	$49,838	$2,159	$51,997
Transferred at a point in time where the Company is agent (2)	9,146	478	9,624	4,375	214	4,589
Total net sales	$111,479	$7,727	$119,206	$54,213	$2,373	$56,586

(1)	Includes net sales from third-party hardware and software products.

(2)	Includes net sales from third-party maintenance, software support and services.

Geographic identifiable assets related to operations as of June 30, 2021 and December 31, 2020 were as follows.

	June 30,	December 31,
Identifiable Assets by Geographic Areas	2021	2020
USA	$108,515	$114,126
Canada	20,506	18,514
Europe and United Kingdom	20,537	13,301
Unallocated	20,333	19,592
Total	$169,891	$165,533

17.          Related Party Transactions:

The Company made sales to a customer where a member of our Board of Directors is an executive. During the three months ended June 30, 2021 and 2020, net sales to this customer totaled approximately $0.1 million, respectively. During the six months ended June 30, 2021 and 2020, net sales to this customer totaled approximately $0.2 million and $0.1 million, respectively. Amounts due from this customer as of June 30, 2021 and December 31, 2020 were approximately $0.1 million, respectively, which were settled in cash subsequent to each period end.

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

The Company incurred zero and $0.5 million in legal and advisory expenses, net during the three months ended June 30, 2021 and 2020, respectively, related to the above matter. The Company incurred zero and $1.8 million in legal and advisory expenses, net during the six months ended June 30, 2021 and 2020, respectively, related to the above matter.

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

We have subsidiaries in the United States, Canada, the Netherlands, the United Kingdom and Ireland, through which sales are made.

COVID-19

We are closely monitoring the impact of the 2019 novel coronavirus, or COVID-19, pandemic on all aspects of our business. COVID-19 has resulted and will continue to result in significant economic disruption, which could also impact our business.

While we did not incur significant disruptions to our operations during the three and six months ended June 30, 2021 as a result of the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our business, liquidity or results of operations at this time.

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

Factors Influencing Our Financial Results

We derive the majority of our net sales though the sale of third-party software licenses, maintenance and service agreements. In our Distribution segment, sales are impacted by the number of product lines we distribute, and sales penetration of those products into the reseller channel, product lifecycle competition, and demand characteristics of the products which we are authorized to distribute. In our Solutions segment sales are generally driven by sales force effectiveness and success in providing superior customer service and cloud solutions support, competitive pricing, and flexible payment solutions to our customers. Our sales are also impacted by external factors such as levels of IT spending and customer demand for products we distribute.

We sell in a competitive environment where gross product margins have historically declined due to competition and changes in product mix towards products where no delivery of a physical product is required. In addition, we grant discounts, allowances, and rebates to certain customers, which may vary from period to period, based on volume, payment terms and other criteria. To date, we have been able to implement cost efficiencies such as the use of drop shipments, electronic ordering (“EDI”) and other capabilities to be able to operate our business profitably as gross margins have declined. We evaluate the profitability of our business based on return on equity and effective margin.

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

Dividend Policy and Share Repurchase Program. Historically we have sought to return value to investors through the payment of quarterly dividends and share repurchases. Total dividends paid and shares repurchased were $0.7 million and $0.1 million during the three months ended June 30, 2021. Total dividends paid and shares repurchased were $0.7 million and $3.5 million, which included 261,631 shares of our outstanding common stock repurchased for $3.5 million in accordance with the Settlement Agreement, during the three months ended June 30, 2020. The payment of future dividends and share repurchases is at the discretion of our Board of Directors and dependent on results of operations, projected capital requirements and other factors the Board of Directors may find relevant.

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

Financial Overview

Net sales increased 33%, or $18.8 million, to $75.4 million for the three months ended June 30, 2021 compared to $56.6 million for the same period in the prior year. Gross profit increased 54%, or $3.9 million, to $11.0 million for the three months ended June 30, 2021 compared to $7.1 million for the same period in the prior year. Selling, general and administrative (“SG&A”) expenses increased 49%, or $2.7 million, to $8.1 million for the three months ended June 30, 2021 compared to $5.5 million for the same period in the prior year. Amortization and depreciation expense increased 178%, or $0.3 million, to $0.4 million for the three months ended June 30, 2021 compared to $0.1 million for the same period in the prior year. Net income for the three months ended June 30, 2021 was $2.1 million compared to $0.6 million for the same period in the prior year. Diluted income per share for the three months ended June 30, 2021 was $0.49 compared to $0.13 for the same period in the prior year.

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

Foreign Exchange

The Company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. In cases where the Company is not able to create a natural hedge by maintaining offsetting asset and liability amounts in the same currency, it may enter into foreign exchange contracts, typically in the form of forward purchase agreements, to facilitate the hedging of foreign currency exposures to mitigate the impact of changes in foreign currency exchange rates. These contracts generally have terms of no more than two months. The Company does not apply hedge accounting to these contracts and therefore the changes in fair value are recorded in earnings. The Company does not enter into foreign exchange contracts for trading purposes and the risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the Company minimizes by limiting its counterparties to major financial institutions. The fair value of forward purchase contracts at June 30, 2021 was not material to the consolidated financial statements.

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Six months ended		Three months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	84.2	87.2	85.4	87.4
Gross profit	15.8	12.8	14.6	12.6
Selling, general and administrative expenses	12.0	9.1	10.8	9.7
Legal and financial advisory expenses, net - unsolicited bid and related matters	—	1.5	—	0.9
Acquisition related costs	—	0.5	—	0.4
Amortization and depreciation expense	0.6	0.2	0.5	0.3
Income from operations	3.2	1.4	3.2	1.3
Other (expense) income	0.2	0.3	0.4	0.3
Income before income taxes	3.4	1.7	3.7	1.7
Income tax provision	0.8	0.5	0.8	0.6
Net income	2.7%	1.2%	2.8%	1.0%

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

	Six months ended		Three months ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

Net sales	$138,163	$119,206	$75,350	$56,586
Adjusted gross billings (Non-GAAP)	$445,981	$331,838	$235,120	$158,738

Gross profit	$21,822	$15,279	$10,979	$7,114
Gross profit - Distribution	$16,688	$13,806	$8,814	$6,643
Gross profit - Solutions	$5,134	$1,473	$2,165	$471

Adjusted EBITDA (Non-GAAP)	$6,158	$5,209	$3,512	$2,087

Gross margin % - Adjusted gross billings (Non-GAAP)	4.9%	4.6%	4.7%	4.5%
Effective margin % - Adjusted EBITDA (Non-GAAP)	28.2%	34.1%	32.0%	29.3%

We consider gross profit growth and effective margin to be key metrics in evaluating our business. During the three months ended June 30, 2021, gross profit increased 54%, or $3.9 million, to $11.0 million compared to $7.1 million for the same period in the prior year while effective margin increased to 32.0% compared to 29.3% for the same period in the prior year. During the six months ended June 30, 2021, gross profit increased 43%, or $6.5 million, to $21.8 million compared to $15.3 million for the same period in the prior year while effective margin decreased to 28.2% compared to 34.1% for the same period in the prior year.

Reconciliations of Non-GAAP Financial Measures

	Six months ended		Three months ended
	June 30,	June 30,	June 30,	June 30,
Reconciliation of net sales to adjusted gross billings (Non-GAAP):	2021	2020	2021	2020

Net sales	$138,163	$119,206	$75,350	$56,586
Costs of sales related to sales where the Company is an agent	307,818	212,632	159,770	102,152
Adjusted gross billings	$445,981	$331,838	$235,120	$158,738

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

	Six months ended		Three months ended
	June 30,	June 30,	June 30,	June 30,
Net income reconciled to adjusted EBITDA:	2021	2020	2021	2020

Net income	$3,664	$1,417	$2,144	$581
Provision for income taxes	1,046	641	615	362
Amortization and depreciation	796	239	398	143
Interest expense	36	41	18	24
EBITDA	5,542	2,338	3,175	1,110
Share-based compensation	616	400	337	233
Legal and financial advisory expenses, net - unsolicited bid and related matters	-	1,833	-	509
Acquisition related costs	-	638	-	235
Adjusted EBITDA	$6,158	$5,209	$3,512	$2,087

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

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Net Sales and Adjusted Gross Billings

Net sales for the three months ended June 30, 2021 increased 33%, or $18.8 million, to $75.4 million compared to $56.6 million for the same period in the prior year. Adjusted gross billings for the three months ended June 30, 2021 increased 48%, or $76.4 million, to $235.1 million compared to $158.7 million for the same period in the prior year. Adjusted gross billings increased at a faster rate than net sales due to shift in product mix from hardware sales, which are recorded on a gross basis, to security, maintenance and cloud products which are recorded net of related cost of sales.

Distribution segment net sales for the three months ended June 30, 2021 increased 29%, or $15.7 million, to $69.9 million compared to $54.2 million for the same period in the prior year. Adjusted gross billings for the Distribution segment for the three months ended June 30, 2021 increased 42%, or $64.6 million, to $219.4 million compared to $154.8 million for the same period in the prior year. The increase in net sales and adjusted gross billings in our Distribution segment was primarily due to the impact of the Interwork and CDF acquisitions for the three months ended June 30, 2021.

Solutions segment net sales for the three months ended June 30, 2021 increased 131%, or $3.1 million, to $5.5 million compared to $2.4 million for the same period in the prior year. Adjusted gross billings for the Solutions segment for the three months ended June 30, 2021 increased 298%, or $11.8 million, to $15.7 million compared to $3.9 million for the same period in the prior year. The increase in net sales and adjusted gross billings in our Solutions segment was primarily due to the impact of the CDF acquisition for the three months ended June 30, 2021.

During the three months ended June 30, 2021, we relied on two key customers for a total of 34% of our net sales, with each customer accounting for 17% of our total net sales. The Company had two major customers that accounted for 29% and 18%, respectively, of its total net sales during the three months ended June 30, 2020. The Company had two major vendors that accounted for 18% and 12%, respectively, of total purchases during the three months ended June 30, 2021 and 16% and 10%, respectively, of total purchases during the three months ended June 30, 2020.

Gross Profit

Gross profit for the three months ended June 30, 2021 increased 54%, or $3.9 million, to $11.0 million compared to $7.1 million for the same period in the prior year.

Distribution segment gross profit for the three months ended June 30, 2021 increased 33%, or $2.2 million, to $8.8 million compared to $6.6 million for the same period in the prior year. The increase in Distribution segment gross profit resulted primarily from the impact of the acquisitions of Interwork and CDF, partially offset by higher early pay discounts and other rebates and discounts offered to our customers.

Solutions segment gross profit for the three months ended June 30, 2021 increased 360%, or $1.7 million, to $2.2 million compared to $0.5 million for the same period in the prior year. The increase in Solutions segment gross profit resulted primarily from increased sales from the acquisition of CDF.

Customer rebates and discounts for the three months ended June 30, 2021 were $2.5 million compared to $1.3 million for the same period in the prior year. This increase is attributable to a change in payment terms with one of our larger customers during the second quarter of 2020, which resulted in a cash inflow of approximately $30 million from the date the program was implemented, as well as increased rebates and discounts to national resellers. Customer rebates and discounts vary based on terms of rebate and early pay discount programs offered to customers and timing of payments ultimately received from our customers.

Vendor rebates and discounts for the three months ended June 30, 2021 were $1.1 million compared to $0.9 million for the same period in the prior year. Vendor rebates are dependent on programs offered by our vendors and in some cases reaching certain volume targets set by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully. We anticipate that price competition in our market will continue in both of our business segments.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended June 30, 2021 increased 49%, or $2.7 million, to $8.1 million compared to $5.5 million for the same period in the prior year, primarily due to the impact of the acquisition of CDF and Interwork, as well as $0.2 million of employee separation expenses. SG&A expenses were 10.8% of net sales for the three months ended June 30, 2021, compared to 9.7% for the same period in the prior year.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We plan to continue to expand our investment in business development, sales and marketing to maximize our market penetration.

Amortization and Depreciation Expense

Amortization and depreciation expense for the three months ended June 30, 2021 increased 178%, or $0.3 million, to $0.4 million compared to $0.1 million for the same period in the prior year, primarily due to the amortization of intangible assets acquired in the Interwork and CDF acquisitions.

Legal and Financial Advisory Expenses, Net – Unsolicited Bid and Related Matters

There were no legal and financial advisory expenses, net – unsolicited bid and related matters incurred during the three months ended June 30, 2021 compared to $0.5 million for the same period in the prior year.

Acquisition Related Costs

There were no acquisition related costs incurred during the three months ended June 30, 2021 compared to $0.2 million for the same period in the prior year. Acquisition related costs incurred in the prior year were in conjunction with the acquisition of Interwork.

Income Taxes

For the three months ended June 30, 2021 and 2020, the Company recorded a provision for income taxes of $0.6 million and $0.4 million, respectively. The effective tax rate for the three months ended June 30, 2021 and 2020 was 22.3% and 38.4%, respectively. The change in the effective tax rate for the three months ended June 30, 2021 compared to the same period in the prior year is a result of changes in the mix of jurisdictions in which taxable income was earned and limitations on the deductibility of certain facilitative acquisition related costs in the prior year.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Net Sales and Adjusted Gross Billings

Net sales for the six months ended June 30, 2021 increased 16%, or $19.0 million, to $138.2 million compared to $119.2 million for the same period in the prior year. Adjusted gross billings for the six months ended June 30, 2021 increased 34%, or $114.2 million, to $446.0 million compared to $331.8 million for the same period in the prior year. Adjusted gross billings increased at a faster rate than net sales due to shift in product mix from hardware sales, which are recorded on a gross basis, to security, maintenance and cloud products which are recorded net of related cost of sales.

Distribution segment net sales for the six months ended June 30, 2021 increased 12%, or $13.2 million, to $124.7 million compared to $111.5 million for the same period in the prior year. Adjusted gross billings for the Distribution segment for the six months ended June 30, 2021 increased 29%, or $92.1 million, to $412.8 million compared to $320.7 million for the same period in the prior year primarily due to the impact of the acquisitions of Interwork and CDF.

Solutions segment net sales for the six months ended June 30, 2021 increased 74%, or $5.8 million, to $13.5 million compared to $7.7 million for the same period in the prior year. The increase in net sales in our Solutions segment was primarily due to sales from the CDF acquisition for the six months ended June 30, 2021. Adjusted gross billings for the Solutions segment for the six months ended June 30, 2021 increased 197%, or $22.1 million, to $33.2 million compared to $11.2 million for the same period in the prior year.

During the six months ended June 30, 2021, we relied on two key customers for a total of 34% of our net sales, with each customer accounting for 17% of our total net sales. The Company had two major customers that accounted for 29% and 18%, respectively, of its total net sales during the six months ended June 30, 2020. The Company had two major vendors that accounted for 21% and 9%, respectively, of total purchases during the six months ended June 30, 2021 and 19% and 10%, respectively, of total purchases during the six months ended June 30, 2020.

Gross Profit

Gross profit for the six months ended June 30, 2021 increased 43%, or $6.5 million, to $21.8 million compared to $15.3 million for the same period in the prior year.

Distribution segment gross profit for the six months ended June 30, 2021 increased 21%, or $2.9 million, to $16.7 million compared to $13.8 million for the same period in the prior year. The increase in Distribution segment gross profit resulted primarily from the impact of the acquisitions of Interwork and CDF, partially offset by higher early pay discounts and other rebates and discounts offered to our customers. The increase in early pay discounts was impacted by a change in payment terms with one of our larger customers during the second quarter of 2020.

Solutions segment gross profit for the six months ended June 30, 2021 increased 248%, or $3.6 million, to $5.1 million compared to $1.5 million for the same period in the prior year. The increase in Solutions segment gross profit resulted primarily from increased sales from the acquisition of CDF.

Customer rebates and discounts for the six months ended June 30, 2021 were $4.5 million compared to $2.4 million for the same period in the prior year. This increase is attributable to a change in payment terms with one of our larger customers during the second quarter of 2020, which resulted in a cash inflow of approximately $30 million from the date the program was implemented, as well as increased rebates and discounts to national resellers. Customer rebates and discounts vary based on terms of rebate and early pay discount programs offered to customers and timing of payments ultimately received from our customers.

Vendor rebates and discounts for the six months ended June 30, 2021 and 2020 were $1.9 million, respectively. Vendor rebates are dependent on programs offered by our vendors and in some cases reaching certain volume targets set by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully. We anticipate that price competition in our market will continue in both of our business segments.

Selling, General and Administrative Expenses

SG&A expenses for the six months ended June 30, 2021 increased 52%, or $5.7 million, to $16.6 million compared to $10.9 million for the same period in the prior year, primarily due to the impact of the acquisition of CDF and Interwork, as well as $0.5 million of employee separation expenses. SG&A expenses were 12.0% of net sales for the six months ended June 30, 2021, compared to 9.1% for the same period in the prior year.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We plan to continue to expand our investment in business development, sales and marketing to maximize our market penetration.

Amortization and Depreciation Expense

Amortization and depreciation expense for the six months ended June 30, 2021 increased 233%, or $0.6 million, to $0.8 million compared to $0.2 million for the same period in the prior year, primarily due to the amortization of intangible assets acquired in the Interwork and CDF acquisitions.

Legal and Financial Advisory Expenses, Net – Unsolicited Bid and Related Matters

There were no legal and financial advisory expenses, net – unsolicited bid and related matters incurred during the six months ended June 30, 2021 compared to $1.8 million for the same period in the prior year.

Acquisition Related Costs

There were no acquisition related costs incurred during the six months ended June 30, 2021 compared to $0.6 million for the same period in the prior year. Acquisition related costs incurred in the prior year were in conjunction with the acquisition of Interwork.

Income Taxes

For the six months ended June 30, 2021 and 2020, the Company recorded a provision for income taxes of $1.0 million and $0.6 million, respectively. The effective tax rate for the six months ended June 30, 2021 and 2020 was 22.2% and 31.1%, respectively. The change in the effective tax rate for the six months ended June 30, 2021 compared to the same period in the prior year is a result of changes in the mix of jurisdictions in which taxable income was earned and limitations on the deductibility of certain facilitative acquisition related costs in the prior year.

Liquidity and Capital Resources

Our cash and cash equivalents decreased to $23.8 million as of June 30, 2021 compared to $29.3 million as of December 31, 2020. The decrease in cash and cash equivalents was primarily the result of $0.9 million of cash and cash equivalents used in operating activities, $3.2 million of cash used in investing activities and $1.7 million of cash used for dividends.

Net cash and cash equivalents used in operating activities for the six months ended June 30, 2021 was $0.9 million, comprised primarily of net income adjusted for non-cash items of $5.3 million, partially offset by changes in operating assets and liabilities of $6.2 million.

Net cash and cash equivalents used in investing activities during the six months ended June 30, 2021 consisted of $3.0 million of vendor advances and $0.2 million of purchases of fixed assets.

Net cash and cash equivalents used in financing activities during the six months ended June 30, 2021 was $1.7 million, comprised of dividend payments on our Common Stock of $1.5 million and purchases of treasury stock of $0.2 million.

On November 15, 2017, the Company entered into a $20,000,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Second Amended and Restated Revolving Credit Loan Agreement (the “Loan Agreement”), Second Amended and Restated Revolving Credit Loan Note (the “Note”), Second Amended and Restated Security Agreement and Second Amended and Restated Pledge and Security Agreement. On August 31, 2020, the Company entered into an amendment to the Credit Facility (the “Amended Credit Facility”) pursuant to a First Amendment to Second Amended and Restated Revolving Credit Loan Agreement and Other Loan Documents (the “Amended Loan Agreement”) and First Allonge to Second Amended and Restated Revolving Credit Loan Note (the “Amended Note”). The Amended Credit Facility, which will continue to be used for working capital and general corporate purposes, matures on June 30, 2023, at which time the Company must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any, fees, costs and expenses. As of June 30, 2021, no borrowings were outstanding under the Credit Facility.

On April 13, 2021, Wayside Technology UK Holdings Limited (“Wayside UK”), a wholly-owned subsidiary of the Company, entered into an uncommitted short term credit facility of £8,000,000 (“Uncommitted Credit Facility”) with Citibank N.A., London Branch (“Citibank London”) pursuant to certain terms and conditions. Obligations under the Uncommitted Credit Facility are guaranteed by the Company and will be used for working capital and general corporate purposes and have a maturity date of April 13, 2022, at which time Wayside UK must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any interest, fees, costs and expenses, if any. As of June 30, 2021, no borrowings were outstanding under the Uncommitted Credit Facility.

We anticipate that our working capital needs will increase as we invest in the growth of our business. We believe that the funds held in cash and cash equivalents and our unused borrowings under our Uncommitted Credit Facility will be sufficient to fund our working capital and cash requirements for the next 12 months.

Foreign Exchange

The Company’s foreign subsidiaries are subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. We are subject to fluctuations primarily in the Canadian Dollar, Euro Dollar and British Pound-to-U.S. Dollar exchange rate.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Changes in Internal Control Over Financial Reporting. Except for the acquisition of CDF described above, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the three months ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the repurchase of Common Stock by the Company and its affiliated purchasers during the second quarter of 2021.

ISSUER PURCHASE OF EQUITY SECURITIES

						Maximum
						Number of
				Total Number		Shares That
				of Shares		May Yet Be
				Purchased as		Purchased
	Total		Average	Part of Publicly		Under the
	Number		Price Paid	Announced	Average	Plans or
	of Shares		Per Share	Plans or	Price Paid	Programs
Period	Purchased		(2)	Programs	Per Share	(3) (4)

April 1, 2021 - April 30, 2021	—		$—	—	$—	547,288
May 1, 2021 - May 31, 2021	5,228	(1)	$24.96	—	$—	547,288
June 1, 2021 - June 30, 2021	—		$—	—	$—	547,288
Total	5,228		$24.96	—	$—	547,288

(1)	Includes 5,228 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (3) below.

(2)	Average price paid per share reflects the closing price the Company’s Common Stock on the business date the shares were surrendered by the employee stockholder to satisfy individual tax withholding obligations upon vesting of Restricted Stock or the price of the Common Stock paid on the open market purchase, as applicable.

(3)	On December 3, 2014, the Board of Directors of the Company approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. On February 2, 2017, the Board of Directors of the Company approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. The Company expects to purchase shares of its Common Stock from time to time in the market or otherwise subject to market conditions. The Common Stock repurchase program does not have an expiration date.

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

31.2

Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Andrew Clark, the Vice President and Chief Financial Officer (principal financial and accounting officer) of the Company.

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Dale Foster, the Chief Executive Officer (principal executive officer) of the Company.

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Andrew Clark, the Vice President and Chief Financial Officer (principal financial and accounting officer) of the Company.

101

The following financial information from Wayside Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the SEC on August 5, 2021, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Stockholders’ Equity, (4) Condensed Consolidated Statements of Comprehensive Income, (5) Condensed Consolidated Statements of Cash Flows, and (6) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

WAYSIDE TECHNOLOGY GROUP, INC

August 5, 2021	By:	/s/ Dale Foster
Date		Dale Foster, Chief Executive Officer (Principal Executive Officer)

August 5, 2021	By:	/s/ Andrew Clark
Date		Andrew Clark, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)