Form 10-Q
period 2021-09-30
Wayside Technology Group, Inc.
filed 2021-11-04
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

There were 4,385,785 outstanding shares of common stock, par value $.01 per share (“Common Stock”) as of November 1, 2021.

Wayside Technology Group, Inc. and Subsidiaries

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,934	$29,348
Accounts receivable, net of allowances of $940 and $892, respectively	98,413	93,821
Inventory, net	3,685	4,936
Vendor prepayments and advances	3,950	1,235
Prepaid expenses and other current assets	4,181	3,837
Total current assets	140,163	133,177

Equipment and leasehold improvements, net	1,999	2,308
Goodwill	17,133	16,816
Other intangibles, net	10,136	10,625
Right-of-use assets, net	1,610	1,933
Accounts receivable-long-term, net	97	304
Other assets	494	257
Deferred income tax assets	104	113
Total assets	$171,736	$165,533
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$118,272	$116,692
Lease liability, current portion	441	490
Total current liabilities	118,713	117,182

Lease liability, net of current portion	1,818	2,167
Deferred income tax liabilities	1,738	1,467
Total liabilities	122,269	120,816

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 5,284,500 shares issued: 4,385,785 and 4,361,997 shares outstanding, respectively	53	53
Additional paid-in capital	31,761	31,962
Treasury stock, at cost, 852,863 and 922,503 shares, respectively	(13,687)	(14,747)
Retained earnings	31,696	28,191
Accumulated other comprehensive loss	(356)	(742)
Total stockholders’ equity	49,467	44,717
Total liabilities and stockholders' equity	$171,736	$165,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

(Amounts in thousands, except per share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2021	2020	2021	2020

Net sales	$207,074	$180,124	$68,911	$60,919

Cost of sales	173,934	157,609	57,592	53,682

Gross profit	33,140	22,515	11,319	7,237

Selling, general, and administrative expenses	24,312	16,866	7,761	5,993

Legal and financial advisory expenses, net - unsolicited bid and related matters	—	1,752	—	(81)

Acquisition related costs	—	982	—	344

Amortization and depreciation expense	1,177	403	381	164

Income from operations	7,651	2,512	3,177	817

Other income:

Interest, net	362	105	60	19

Foreign currency transaction (loss) gain	(107)	211	(41)	(67)

Income before provision for income taxes	7,906	2,828	3,196	769

Provision for income taxes	2,155	881	756	239

Net income	$5,751	$1,947	$2,440	$530

Income per common share-Basic	$1.31	$0.44	$0.55	$0.13

Income per common share-Diluted	$1.31	$0.44	$0.55	$0.13

Weighted average common shares outstanding — Basic	4,263	4,306	4,282	4,218

Weighted average common shares outstanding — Diluted	4,263	4,306	4,282	4,218

Dividends paid per common share	$0.51	$0.51	$0.17	$0.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Nine months ended		Three months ended
	September 30,		September 30,
	2021	2020	2021	2020

Net income	$5,751	$1,947	$2,440	$530

Other comprehensive income:
Foreign currency translation adjustments	386	(152)	(889)	127
Other comprehensive income (loss)	386	(152)	(889)	127

Comprehensive income	$6,137	$1,795	$1,551	$657

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
Balance at January 1, 2021	5,284,500	$53	$31,962	922,503	$(14,747)	$28,191	$(742)	$44,717
Net income	—	—	—	—	—	1,520	—	1,520
Translation adjustment	—	—	—	—	—	—	1,039	1,039
Dividends paid	—	—	—	—	—	(750)	—	(750)
Share-based compensation expense	—	—	279	—	—	—	—	279
Restricted stock grants (net of forfeitures)	—	—	(883)	(52,190)	883	—	—	—
Treasury shares repurchased	—	—	—	2,990	(57)	—	—	(57)
Balance at March 31, 2021	5,284,500	$53	$31,358	873,303	$(13,921)	$28,961	$297	$46,748
Net income	—	—	—	—	—	1,791	—	1,791
Translation adjustment	—	—	—	—	—	—	236	236
Dividends paid	—	—	—	—	—	(749)	—	(749)
Share-based compensation expense	—	—	337	—	—	—	—	337
Restricted stock grants (net of forfeitures)	—	—	342	20,184	(342)	—	—	—
Treasury shares repurchased	—	—	—	5,228	(130)	—	—	(130)
Balance at June 30, 2021	5,284,500	53	32,037	898,715	(14,393)	30,003	533	48,233
Net income	—	—	—	—	—	2,440	—	2,440
Translation adjustment	—	—	—	—	—	—	(889)	(889)
Dividends paid	—	—	—	—	—	(747)	—	(747)
Share-based compensation expense	—	—	637	—	—	—	—	637
Restricted stock grants (net of forfeitures)	—	—	(913)	(53,932)	913	—	—	—
Treasury shares repurchased	—	—	—	8,080	(207)	—	—	(207)
Balance at September 30, 2021	5,284,500	$53	$31,761	852,863	$(13,687)	$31,696	$(356)	$49,467

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
Balance at January 1, 2020	5,284,500	53	32,874	778,807	(13,256)	26,715	(1,130)	$45,256
Net income	—	—	—	—	—	836	—	836
Translation adjustment	—	—	—	—	—	—	(501)	(501)
Dividends paid	—	—	—	—	—	(775)	—	(775)
Share-based compensation expense	—	—	167	—	—	—	—	167
Restricted stock grants (net of forfeitures)	—	—	(1,080)	(63,810)	1,079	—	—	(1)
Treasury shares repurchased	—	—	—	2,059	(32)	—	—	(32)
Balance at March 31, 2020	5,284,500	$53	$31,961	717,056	$(12,209)	$26,776	$(1,631)	$44,950
Net income	—	—	—	—	—	581	—	581
Translation adjustment	—	—	—	—	—	—	222	222
Dividends paid	—	—	—	—	—	(740)	—	(740)
Share-based compensation expense	—	—	234	—	—	—	—	234
Restricted stock grants (net of forfeitures)	—	—	(813)	(48,068)	813	—	—	—
Treasury shares repurchased	—	—	—	264,039	(3,489)	—	—	(3,489)
Balance at June 30, 2020	5,284,500	53	31,382	933,027	(14,885)	26,617	(1,409)	41,758
Net income	—	—	—	—	—	530	—	530
Translation adjustment	—	—	—	—	—	—	127	127
Dividends paid	—	—	—	—	—	(742)	—	(742)
Share-based compensation expense	—	—	636	—	—	—	—	636
Restricted stock grants (net of forfeitures)	—	—	(298)	(17,605)	298	—	—	—
Treasury shares repurchased	—	—	—	3,465	(81)	—	—	(81)
Balance at September 30, 2020	5,284,500	$53	$31,720	918,887	$(14,668)	$26,405	$(1,282)	$42,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine months ended
	September 30,
	2021	2020
Cash flows from operating activities
Net income	$5,751	$1,947
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization expense	1,177	403
Provision for doubtful accounts	33	130
Deferred income tax expense	272	(53)
Share-based compensation expense	1,253	1,037
Amortization of discount on accounts receivable	(50)	(136)
Amortization of right-of-use assets	359	280
Change in fair value of contingent earn-out consideration	—	24
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,493)	36,608
Inventory	1,251	(235)
Prepaid expenses and other current assets	(327)	(225)
Vendor prepayments	280	(2,896)
Accounts payable and accrued expenses	2,647	(3,991)
Lease liability, net	(434)	(348)
Other assets and liabilities	(251)	(14)
Net cash and cash equivalents provided by operating activities	7,468	32,531

Cash flows from investing activities
Purchase of equipment and leasehold improvements	(190)	(20)
Vendor advances	(2,994)	—
Payment for acquisitions, net of cash acquired	—	(1,141)
Net cash and cash equivalents used in investing activities	(3,184)	(1,161)

Cash flows from financing activities
Purchase of treasury stock	(394)	(3,602)
Borrowings under revolving credit facility	—	6,800
Repayments of borrowings under revolving credit facility	—	(6,800)
Dividends paid	(2,246)	(2,257)
Contingent consideration	(863)	—
Payments of deferred financing costs	—	(61)
Net cash and cash equivalents used in financing activities	(3,503)	(5,920)

Effect of foreign exchange rate on cash and cash equivalents	(195)	(138)

Net increase in cash and cash equivalents	586	25,312
Cash and cash equivalents at beginning of period	29,348	14,984
Cash and cash equivalents at end of period	$29,934	$40,296

Supplementary disclosure of cash flow information:
Income taxes paid	$1,917	$2,167
Interest paid	$31	$23

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2021

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

Immaterial Revision of an Error for Estimated Foreign Tax Liability

During the third quarter, management identified that the UK had finalized The Finance Act 2021 that went into effect June 10, 2021 and therefore should have been accounted for during the second quarter of 2021. While the Company did not account for the UK tax law change regarding tax rate changes, management believes that the impact is not material to the financial statements as of and for the three and six months ended June 30, 2021 and the financial statements as of and for the nine months ended September 30, 2021 as presented herein are correct as it relates to this matter. The effect of this error on the financial statements as of June 30, 2021 and for three and six-month period ended June 30, 2021 was as follows:

	As of June 30, 2021
	As Previously		As
	Reported	Revision	Corrected
Condensed Consolidated Balance Sheet
Deferred income tax liabilities	$1,462	$353	$1,815
Total liabilities	$121,305	$353	$121,658
Retained earnings	$30,356	$(353)	$30,003
Total liabilities and stockholders' equity	$169,891	$—	$169,891

	Three months ended June 30, 2021
	As Previously		As
	Reported	Revision	Corrected
Condensed Consolidated Statement of Earnings
Provision for income taxes	$615	$353	$968
Net income	$2,144	$(353)	$1,791
Basic earnings per share	$0.49	$(0.08)	$0.41
Diluted earnings per share	$0.49	$(0.08)	$0.41

	Six months ended June 30, 2021
	As Previously		As
	Reported	Revision	Corrected
Condensed Consolidated Statement of Earnings
Provision for income taxes	$1,046	$353	$1,399
Net income	$3,664	$(353)	$3,311
Basic earnings per share	$0.84	$(0.08)	$0.76
Diluted earnings per share	$0.84	$(0.08)	$0.76

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

3.         Foreign Currency Translation:

Assets and liabilities of the Company’s foreign subsidiaries have been translated using the end of the reporting period exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period. Foreign currency transaction gains and losses are recorded as income or expenses as amounts are settled. The net sales from our foreign operations for the three months ended September 30, 2021 and 2020 were $13.1 million and $5.0 million, respectively. The net sales from our foreign operations for the nine months ended September 30, 2021 and 2020 were $45.1 million and $16.6 million, respectively.

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

6.            Acquisition:

Acquisition of Interwork Technologies

On April 30, 2020, the Company completed the purchase of Interwork Technologies Inc., a Delaware corporation and Interwork Technologies Inc., a corporation incorporated under the laws of the Province of Ontario, Canada (collectively, “Interwork”) for an aggregate purchase price of $5 million Canadian dollar (equivalent to $3.6 million USD), subject to certain working capital adjustments, paid at closing plus a potential post-closing $1.1 million Canadian dollars (equivalent to $0.8 million USD) earn-out. The earn-out liability was paid for approximately $0.9 million in the third quarter of 2021. The purchase price allocation is final, with no measurement period adjustments made to the account balances recorded at the acquisition date.

Acquisition of CDF Group Limited

On November 6, 2020, the Company entered into a Share Purchase Agreement and purchased the entire share capital of CDF Group Limited (“CDF”) for an aggregate purchase price of approximately £13.3 million (equivalent to approximately $17.4 million USD), subject to certain working capital and other adjustments. The purchase price allocation is final, with no measurement period adjustments made to the account balances recorded at the acquisition date.

There were no acquisition related costs incurred during the three and nine months ended September 30, 2021, respectively. The Company incurred acquisition related costs of approximately $0.3 million and $1.0 million during the three and nine months ended September 30, 2020, respectively, in conjunction with the acquisitions of Interwork and CDF, which are reflected in the accompanying consolidated statements of earnings.

7.            Goodwill and Other Intangible Assets:

The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2021:

Balance at January 1, 2021	$16,816
Translation adjustments	317
Balance September 30, 2021	$17,133

Information related to the Company’s other intangibles, net is as follows:

	As of September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	$10,522	$876	$9,646
Trade name	517	31	486
Non-compete	52	48	4
Total	$11,091	$955	$10,136

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	$10,361	$272	$10,089
Trade name	504	5	499
Non-compete	50	13	37
Total	$10,915	$290	$10,625

Customer relationships are amortized over thirteen years. Vendor relationships are amortized between eleven and fifteen years. Trade name is amortized over fifteen years. Non-compete is amortized over one year.

During the three months ended September 30, 2021 and 2020, the Company recognized total amortization expense for other intangibles, net of $0.2 million and $0.1 million, respectively. During the nine months ended September 30, 2021 and 2020, the Company recognized total amortization expense for other intangibles, net of $0.7 million and $0.1 million, respectively.

Estimated future amortization expense of the Company’s other intangibles, net as of September 30, 2021 is as follows:

2021 (excluding the nine months ended September 30, 2021)	$209
2022	820
2023	820
2024	820
2025	820
Thereafter	6,647
Total	$10,136

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

Information related to the Company’s ROU assets and related lease liabilities were as follows:

	Nine months ended
	September 30,
	2021	2020
Cash paid for operating lease liabilities	$479	$248
Right-of-use assets obtained in exchange for new operating lease obligations	$38	$128
Weighted-average remaining lease term	5.4 years	6.5 years
Weighted-average discount rate	3.5%	3.3%

Maturities of lease liabilities as of September 30, 2021 were as follows:

2021 (excluding the nine months ended September 30, 2021)	$119
2022	498
2023	534
2024	544
2025	554
Thereafter	676
2,925
Less: imputed interest	(666)
Total lease liabilities	$2,259

Lease liabilities, current portion	441
Lease liabilities, net of current portion	1,818
Total lease liabilities	$2,259

9.            Fair Value:

The carrying amounts of financial instruments, including cash and cash equivalents, short-term accounts receivable and accounts payable approximated fair value at September 30, 2021 and December 31, 2020 because of the relative short maturity of these instruments. The Company’s accounts receivable long-term are discounted to their present value at prevailing market rates at the time of sale.

10.           Balance Sheet Detail:

Equipment and leasehold improvements consist of the following:

	September 30,	December 31,
	2021	2020
Equipment	$2,603	$2,482
Capitalized software	786	777
Leasehold improvements	1,753	1,760
	5,142	5,019
Less accumulated depreciation and amortization	(3,143)	(2,711)
	$1,999	$2,308

During the three months ended September 30, 2021 and 2020, the Company recorded depreciation and amortization expense of $0.2 million and $0.1 million, respectively. During the nine months ended September 30, 2021 and 2020, the Company recorded depreciation and amortization expense of $0.5 million and $0.3 million, respectively.

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

	September 30,	December 31,
	2021	2020
Total amount due from customer	$644	$1,853
Less: unamortized discount	(14)	(49)
Less: current portion included in accounts receivable	(533)	(1,500)
	$97	$304

The undiscounted cash flows to be received by the Company relating to these accounts receivable long-term expects to be $1.0 million during the 12-month period ending September 30, 2022 and less than $0.1 million during the 12-month periods ending September 30, 2023 and 2024, respectively.

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2021	2020
Trade accounts payable	$110,673	$107,045
Accrued expenses	7,599	9,647
	$118,272	$116,692

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

The Amended Credit Facility, which will continue to be used for working capital and general corporate purposes, matures on June 30, 2023, at which time the Company must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any fees, costs and expenses. In addition, the Company will pay regular monthly payments of all accrued and unpaid interest. The interest rate for any borrowings under the Amended Credit Facility is subject to change from time to time based on the changes in the LIBOR Rate, as defined in the Amended Loan Agreement (the “Index”). The Index was 2.50% at September 30, 2021. Interest on the unpaid principal balance of the Amended Note will be calculated using a rate of 1.75 percentage points over the Index. If the Index becomes unavailable during the term of the Amended Credit Facility, interest will be based upon the Benchmark Replacement (as defined in the Amended Loan Agreement) selected by Citibank after notifying the Company. The Amended Credit Facility is secured by the assets of the Company.

Among other affirmative covenants set forth in the Loan Agreement, which were not amended as part of the Amended Credit Facility, the Company must maintain (i) a minimum Debt Service Coverage Ratio (as defined in the Loan Agreement) of not less than 2.0 to 1.0, (ii) a maximum Leverage Ratio (as defined in the Loan Agreement) of at least 2.5 to 1.0, and (iii) a minimum Collateral Coverage Ratio (as defined in the Loan Agreement) of not less than 1.5 to 1.0. Additionally, the Loan Agreement contains negative covenants, which were not amended as part of the Amended Credit Facility, prohibiting, among other things, the creation of certain liens, the alteration of the nature or character of the Company’s business, and transactions with the Company’s shareholders, directors, officers, subsidiaries and/or affiliates other than with respect to (i) the repurchase of the issued and outstanding capital stock of the Company from the stockholders of the Company or (ii) the declaration and payment of dividends to the stockholders of the Company. The Company was in compliance with all such covenants at September 30, 2021 and December 31, 2020.

At September 30, 2021 and December 31, 2020, the Company had no borrowings outstanding under the Credit Facility.

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

At September 30, 2021, Wayside UK had no borrowings outstanding under the Uncommitted Credit Facility.

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	(Unaudited)		(Unaudited)
	Nine months ended		Three months ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net income	$5,751	$1,947	$2,440	$530

Less distributed and undistributed income allocated to participating securities	175	59	66	16

Net income attributable to common shareholders	5,576	1,888	2,374	514

Denominator:
Weighted average common shares (Basic)	4,263	4,306	4,282	4,218

Weighted average common shares including assumed conversions (Diluted)	4,263	4,306	4,282	4,218

Basic net income per share	$1.31	$0.44	$0.55	$0.13
Diluted net income per share	$1.31	$0.44	$0.55	$0.13

13.        Major Customers and Vendors:

The Company had two major vendors that accounted for 20% and 9%, respectively, of total purchases during the three months ended September 30, 2021 and 21% and 12%, respectively, of total purchases during the three months ended September 30, 2020. The Company had two major vendors that accounted for 20% and 9%, respectively, of total purchases during the nine months ended September 30, 2021 and 20% and 9%, respectively, of total purchases during the nine months ended September 30, 2020.

The Company had two major customers that accounted for 21% and 18%, respectively, of its net sales during the three months ended September 30, 2021 and 22% and 12%, respectively, of its net sales during the three months ended September 30, 2020. The Company had two major customers that accounted for 22% and 17%, respectively, of its net sales during the nine months ended September 30, 2021 and 26% and 14%, respectively, of its net sales during the nine months ended September 30, 2020. These same customers accounted for 16% and 15%, respectively, of total net accounts receivable as of September 30, 2021 and 19% and 9%, respectively, of total net accounts receivable as of December 31, 2020.

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

15.          Stockholders’ Equity and Stock Based Compensation:

The 2021 Omnibus Incentive Plan (the “2021 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The 2021 Plan was approved by the Company’s stockholders at the 2021 Annual Meeting in June 2021. The total number of shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) initially available for award under the 2021 Plan was 500,000 shares. As of September 30, 2021, the number of shares of Common Stock available for future award grants to employees, officers and directors under the 2021 Plan is 446,068.

The 2012 Stock-Based Compensation Plan (the “2012 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of the Company’s Common Stock initially available for award under the 2012 Plan was 600,000, which was increased to 1,000,000 shares by stockholder approval at the Company’s 2018 Annual Meeting in June 2018. Immediately prior to the replacement of the 2012 Plan by the 2021 Plan, there were 352,158 shares of Common Stock available under the 2012 Plan. The 2012 Plan has been replaced by the 2021 Plan and none of the remaining shares of Common Stock authorized under the 2012 Plan will be transferred to or used under the 2021 Plan nor will any awards under the 2012 Plan that are forfeited increase the shares available for awards under the 2021 Plan. As of September 30, 2021, the number of shares of Common Stock available under the 2012 Plan is zero.

During the nine months ended September 30, 2021, the Company granted a total of 106,122 shares of Restricted Stock to directors, officers and employees. These shares of Restricted Stock vest immediately or over time in sixteen equal quarterly installments. During the nine months ended September 30, 2021, a total of 20,184 shares of Restricted Stock were forfeited.

During the nine months ended September 30, 2020, the Company granted a total of 134,165 shares of Restricted Stock to directors, officers and employees. These shares of Restricted Stock vest immediately or over time in sixteen equal quarterly installments. During the nine months ended September 30, 2020, a total of 4,682 shares of Restricted Stock were forfeited.

A summary of nonvested shares of Restricted Stock awards outstanding under the 2012 and 2021 Plans as of September 30, 2021, and changes during the nine months then ended is as follows:

		Weighted
		Average Grant
		Date
	Shares	Fair Value
Nonvested shares at January 1, 2021	122,792	$13.37
Granted in 2021	106,122	22.96
Vested in 2021	(69,087)	17.68
Forfeited in 2021	(20,184)	16.04
Nonvested shares at September 30, 2021	139,643	$18.14

As of September 30, 2021, there is approximately $2.4 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.0 years.

During the three months ended September 30, 2021 and 2020, the Company recognized share-based compensation expense of $0.6 million, respectively. During the nine months ended September 30, 2021 and 2020, the Company recognized share-based compensation expense of $1.3 million and $1.0 million, respectively.

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

	Nine months ended		Three months ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:
Distribution	$188,785	$168,536	$64,094	$57,059
Solutions	18,289	11,588	4,817	3,860
	207,074	180,124	68,911	60,919
Gross Profit:
Distribution	$25,985	$20,390	$9,298	$6,585
Solutions	7,155	2,125	2,021	652
	33,140	22,515	11,319	7,237
Direct Costs:
Distribution	$11,073	$8,387	$3,484	$2,993
Solutions	3,620	992	1,092	275
	14,693	9,379	4,576	3,268
Segment Income Before Taxes: (1)
Distribution	$14,912	$12,003	$5,814	$3,592
Solutions	3,535	1,133	929	377
Segment Income Before Taxes	18,447	13,136	6,743	3,969

General and administrative	$9,619	$7,487	$3,185	$2,725
Legal and financial advisory expenses, net - unsolicited bid and related matters	—	1,752	—	(81)
Acquisition related costs	—	982	—	344
Amortization and depreciation expense	1,177	403	381	164
Interest, net	362	105	60	19
Foreign currency transaction (loss) gain	(107)	211	(41)	(67)
Income before taxes	$7,906	$2,828	$3,196	$769

(1)	Excludes general corporate expenses including interest and foreign currency transaction (loss) gain.

	As of	As of
	September 30,	December 31,
Selected Assets by Segment:	2021	2020

Distribution	$113,441	$106,930
Solutions	19,973	20,807
Segment Select Assets	133,414	127,737
Corporate Assets	38,322	37,796
Total Assets	$171,736	$165,533

Geographic areas and net sales mix related to operations for the three and nine months ended September 30, 2021 and 2020 were as follows. Revenue is allocated to a geographic area based on the location of the sale, which is generally the customer’s country of domicile.

	Nine months ended			Three months ended
	September 30, 2021			September 30, 2021
	Distribution	Solutions	Total	Distribution	Solutions	Total
Geography
USA	$152,789	$9,194	$161,983	$53,744	$2,030	$55,774
Europe and United Kingdom	18,758	8,020	26,778	5,789	2,449	8,238
Canada	17,238	1,075	18,313	4,561	338	4,899
Total net sales	$188,785	$18,289	$207,074	$64,094	$4,817	$68,911

Timing of Revenue Recognition
Transferred at a point in time where the Company is principal (1)	$171,151	$13,064	$184,215	$57,917	$3,167	$61,084
Transferred at a point in time where the Company is agent (2)	17,634	5,225	22,859	6,177	1,650	7,827
Total net sales	$188,785	$18,289	$207,074	$64,094	$4,817	$68,911

	Nine months ended			Three months ended
	September 30, 2020			September 30, 2020
	Distribution	Solutions	Total	Distribution	Solutions	Total
Geography
USA	$154,727	$10,251	$164,978	$53,857	$3,553	$57,410
Europe and United Kingdom	6,283	—	6,283	1,748	—	1,748
Canada	7,526	1,337	8,863	1,454	307	1,761
Total net sales	$168,536	$11,588	$180,124	$57,059	$3,860	$60,919

Timing of Revenue Recognition
Transferred at a point in time where the Company is principal (1)	$155,038	$10,913	$165,951	$52,706	$3,664	$56,370
Transferred at a point in time where the Company is agent (2)	13,498	675	14,173	4,353	196	4,549
Total net sales	$168,536	$11,588	$180,124	$57,059	$3,860	$60,919

(1)	Includes net sales from third-party hardware and software products.

(2)	Includes net sales from third-party maintenance, software support and services.

Geographic identifiable assets related to operations as of September 30, 2021 and December 31, 2020 were as follows.

	September 30,	December 31,
Identifiable Assets by Geographic Areas	2021	2020
USA	$110,114	$114,126
Canada	20,649	18,514
Europe and United Kingdom	40,973	32,893
Total	$171,736	$165,533

17.          Related Party Transactions:

The Company made sales to a customer where a member of our Board of Directors is an executive. During the three months ended September 30, 2021 and 2020, net sales to this customer totaled approximately $0.1 million, respectively. During the nine months ended September 30, 2021 and 2020, net sales to this customer totaled approximately $0.2 million and $0.1 million, respectively. Amounts due from this customer as of September 30, 2021 and December 31, 2020 were approximately $0.1 million, respectively, which were settled in cash subsequent to each period end.

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

The Company incurred zero in legal and advisory expenses, net during the three months ended September 30, 2021 and realized reimbursement for insurance proceeds during the three months ended September 31, 2020, respectively, related to the above matter. The Company incurred zero and $1.8 million in legal and advisory expenses, net during the nine months ended September 30, 2021 and 2020, respectively, related to the above matter.

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

While we did not incur significant disruptions to our operations during the three and nine months ended September 30, 2021 as a result of the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our business, liquidity or results of operations at this time.

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

Dividend Policy and Share Repurchase Program. Historically we have sought to return value to investors through the payment of quarterly dividends and share repurchases. Total dividends paid and shares repurchased were $0.7 million and $0.2 million, respectively, during the three months ended September 30, 2021. Total dividends paid and shares repurchased were $0.7 million and $0.1 million, respectively, during the three months ended September 30, 2020. The payment of future dividends and share repurchases is at the discretion of our Board of Directors and dependent on results of operations, projected capital requirements and other factors the Board of Directors may find relevant.

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

Financial Overview

Net sales increased 13%, or $8.0 million, to $68.9 million for the three months ended September 30, 2021 compared to $60.9 million for the same period in the prior year. Gross profit increased 56%, or $4.1 million, to $11.3 million for the three months ended September 30, 2021 compared to $7.2 million for the same period in the prior year. Selling, general and administrative (“SG&A”) expenses increased 30%, or $1.8 million, to $7.8 million for the three months ended September 30, 2021 compared to $6.0 million for the same period in the prior year. Amortization and depreciation expense increased 132%, or $0.2 million, to $0.4 million for the three months ended September 30, 2021 compared to $0.2 million for the same period in the prior year. Net income for the three months ended September 30, 2021 was $2.4 million compared to $0.5 million for the same period in the prior year. Diluted income per share for the three months ended September 30, 2021 was $0.55 compared to $0.13 for the same period in the prior year.

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

Foreign Exchange

The Company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. In cases where the Company is not able to create a natural hedge by maintaining offsetting asset and liability amounts in the same currency, it may enter into foreign exchange contracts, typically in the form of forward purchase agreements, to facilitate the hedging of foreign currency exposures to mitigate the impact of changes in foreign currency exchange rates. These contracts generally have terms of no more than two months. The Company does not apply hedge accounting to these contracts and therefore the changes in fair value are recorded in earnings. The Company does not enter into foreign exchange contracts for trading purposes and the risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the Company minimizes by limiting its counterparties to major financial institutions. The fair value of forward purchase contracts at September 30, 2021 was not material to the consolidated financial statements.

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Nine months ended		Three months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	84.0	87.5	83.6	88.1
Gross profit	16.0	12.5	16.4	11.9
Selling, general and administrative expenses	11.7	9.4	11.3	9.8
Legal and financial advisory expenses, net - unsolicited bid and related matters	—	1.0	—	(0.1)
Acquisition related costs	—	0.5	—	0.6
Amortization and depreciation expense	0.6	0.2	0.6	0.3
Income from operations	3.7	1.4	4.6	1.3
Other (expense) income	0.1	0.2	0.0	(0.1)
Income before income taxes	3.8	1.6	4.6	1.3
Income tax provision	1.0	0.5	1.1	0.4
Net income	2.8%	1.1%	3.5%	0.9%

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

	Nine months ended		Three months ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

Net sales	$207,074	$180,124	$68,911	$60,919
Adjusted gross billings (Non-GAAP)	$672,917	$502,856	$226,936	$171,018

Gross profit	$33,140	$22,515	$11,319	$7,237
Gross profit - Distribution	$25,985	$20,390	$9,298	$6,585
Gross profit - Solutions	$7,155	$2,125	$2,021	$652

Adjusted EBITDA (Non-GAAP)	$10,388	$7,062	$4,230	$1,852

Gross margin % - Adjusted gross billings (Non-GAAP)	4.9%	4.5%	5.0%	4.2%
Effective margin % - Adjusted EBITDA (Non-GAAP)	31.3%	31.4%	37.4%	25.6%

We consider gross profit growth and effective margin to be key metrics in evaluating our business. During the three months ended September 30, 2021, gross profit increased 56%, or $4.1 million, to $11.3 million compared to $7.2 million for the same period in the prior year while effective margin increased to 37.4% compared to 25.6% for the same period in the prior year. During the nine months ended September 30, 2021, gross profit increased 47%, or $10.6 million, to $33.1 million compared to $22.5 million for the same period in the prior year while effective margin decreased to 31.3% compared to 31.4% for the same period in the prior year.

Reconciliations of Non-GAAP Financial Measures

	Nine months ended		Three months ended
	September 30,	September 30,	September 30,	September 30,
Reconciliation of net sales to adjusted gross billings (Non-GAAP):	2021	2020	2021	2020

Net sales	$207,074	$180,124	$68,911	$60,919
Costs of sales related to sales where the Company is an agent	465,843	322,732	158,025	110,099
Adjusted gross billings	$672,917	$502,856	$226,936	$171,018

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

	Nine months ended		Three months ended
	September 30,	September 30,	September 30,	September 30,
Net income reconciled to adjusted EBITDA:	2021	2020	2021	2020

Net income	$5,751	$1,947	$2,440	$530
Provision for income taxes	2,155	881	756	239
Amortization and depreciation	1,177	403	381	164
Interest expense	52	60	16	19
EBITDA	9,135	3,291	3,593	952
Share-based compensation	1,253	1,037	637	637
Legal and financial advisory expenses, net - unsolicited bid and related matters	-	1,752	-	(81)
Acquisition related costs	-	982	-	344
Adjusted EBITDA	$10,388	$7,062	$4,230	$1,852

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

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Net Sales and Adjusted Gross Billings

Net sales for the three months ended September 30, 2021 increased 13%, or $8.0 million, to $68.9 million compared to $60.9 million for the same period in the prior year. Adjusted gross billings for the three months ended September 30, 2021 increased 33%, or $55.9 million, to $226.9 million compared to $171.0 million for the same period in the prior year. Adjusted gross billings increased at a faster rate than net sales due to shift in product mix from hardware sales, which are recorded on a gross basis, to security, maintenance and cloud products which are recorded net of related cost of sales.

Distribution segment net sales for the three months ended September 30, 2021 increased 12%, or $7.0 million, to $64.1 million compared to $57.1 million for the same period in the prior year. Adjusted gross billings for the Distribution segment for the three months ended September 30, 2021 increased 28%, or $46.6 million, to $212.3 million compared to $165.7 million for the same period in the prior year. The increase in net sales and adjusted gross billings in our Distribution segment was due to both organic growth and the impact of the CDF acquisitions for the three months ended September 30, 2021.

Solutions segment net sales for the three months ended September 30, 2021 increased 25%, or $1.0 million, to $4.8 million compared to $3.8 million for the same period in the prior year. Adjusted gross billings for the Solutions segment for the three months ended September 30, 2021 increased 176%, or $9.3 million, to $14.6 million compared to $5.3 million for the same period in the prior year. The increase in net sales and adjusted gross billings in our Solutions segment was primarily due to the impact of the CDF acquisition for the three months ended September 30, 2021.

During the three months ended September 30, 2021, we relied on two key customers for a total of 36% of our net sales, with each of these customers accounting for 18% of our total net sales, respectively. The Company had two major customers that accounted for 22% and 12%, respectively, of its total net sales during the three months ended September 30, 2020. The Company had two major vendors that accounted for 20% and 9%, respectively, of total purchases during the three months ended September 30, 2021 and 21% and 12%, respectively, of total purchases during the three months ended September 30, 2020.

Gross Profit

Gross profit for the three months ended September 30, 2021 increased 56%, or $4.1 million, to $11.3 million compared to $7.2 million for the same period in the prior year.

Distribution segment gross profit for the three months ended September 30, 2021 increased 41%, or $2.7 million, to $9.3 million compared to $6.6 million for the same period in the prior year. The increase in Distribution segment gross profit resulted primarily from the impact of the acquisition of CDF and lower early pay discounts and other rebates and discounts offered to our customers as a percentage of adjusted gross billings.

Solutions segment gross profit for the three months ended September 30, 2021 increased 210%, or $1.4 million, to $2.0 million compared to $0.6 million for the same period in the prior year. The increase in Solutions segment gross profit resulted primarily from increased sales from the acquisition of CDF.

Customer rebates and discounts for the three months ended September 30, 2021 were $1.9 million compared to $1.6 million for the same period in the prior year. Customer rebates and discounts vary based on terms of rebate and early pay discount programs offered to customers and timing of payments ultimately received from our customers.

Vendor rebates and discounts for the three months ended September 30, 2021 were $1.0 million compared to $0.6 million for the same period in the prior year. Vendor rebates are dependent on programs offered by our vendors and in some cases reaching certain volume targets set by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully. We anticipate that price competition in our market will continue in both of our business segments.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended September 30, 2021 increased 30%, or $1.8 million, to $7.8 million compared to $6.0 million for the same period in the prior year, primarily due to the impact of the acquisition of CDF. SG&A expenses were 3.4% of adjusted gross billings for the three months ended September 30, 2021, compared to 3.5% for the same period in the prior year.

The Company expects that its SG&A expenses, as a percentage of adjusted gross billings, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We plan to continue to expand our investment in business development, sales and marketing to maximize our market penetration.

Amortization and Depreciation Expense

Amortization and depreciation expense for the three months ended September 30, 2021 increased 132%, or $0.2 million, to $0.4 million compared to $0.2 million for the same period in the prior year, primarily due to the amortization of intangible assets acquired in the CDF acquisition.

Legal and Financial Advisory Expenses, Net – Unsolicited Bid and Related Matters

There were no legal and financial advisory expenses, net – unsolicited bid and related matters incurred during the three months ended September 30, 2021 compared to a recovery of $0.1 million relating to reimbursement for insurance proceeds realized during the same period in the prior year.

Acquisition Related Costs

There were no acquisition related costs incurred during the three months ended September 30, 2021 compared to $0.3 million for the same period in the prior year. Acquisition related costs incurred in this period in the prior year were in conjunction with the acquisition of CDF.

Income Taxes

For the three months ended September 30, 2021 and 2020, the Company recorded a provision for income taxes of $0.8 million and $0.2 million, respectively. The effective tax rate for the three months ended September 30, 2021 and 2020 was 23.7% and 31.1%, respectively. The provision for income taxes in the current year was impacted by the result of changes in the mix of jurisdictions in which taxable income was earned. The provision for income taxes in the prior year was impacted by limitations on the deductibility of certain facilitative acquisition related costs in the prior year.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Net Sales and Adjusted Gross Billings

Net sales for the nine months ended September 30, 2021 increased 15%, or $27.0 million, to $207.1 million compared to $180.1 million for the same period in the prior year. Adjusted gross billings for the nine months ended September 30, 2021 increased 34%, or $170.0 million, to $672.9 million compared to $502.9 million for the same period in the prior year. Adjusted gross billings increased at a faster rate than net sales due to shift in product mix from hardware sales, which are recorded on a gross basis, to security, maintenance and cloud products which are recorded net of related cost of sales.

Distribution segment net sales for the nine months ended September 30, 2021 increased 12%, or $20.3 million, to $188.8 million compared to $168.5 million for the same period in the prior year. Adjusted gross billings for the Distribution segment for the nine months ended September 30, 2021 increased 29%, or $138.7 million, to $625.1 million compared to

$486.4 million for the same period in the prior year primarily due to both organic growth and the impact of the acquisitions of Interwork and CDF.

Solutions segment net sales for the nine months ended September 30, 2021 increased 58%, or $6.7 million, to $18.3 million compared to $11.6 million for the same period in the prior year. The increase in net sales in our Solutions segment was primarily due to sales from the CDF acquisition for the nine months ended September 30, 2021. Adjusted gross billings for the Solutions segment for the nine months ended September 30, 2021 increased 191%, or $31.4 million, to $47.9 million compared to $16.5 million for the same period in the prior year.

During the nine months ended September 30, 2021, we relied on two key customers for a total of 34% of our net sales, with one of these customers accounting for 18% and the other customer accounting for 16% of our total net sales. The Company had two major customers that accounted for 26% and 14%, respectively, of its total net sales during the nine months ended September 30, 2020. The Company had two major vendors that accounted for 20% and 9%, respectively, of total purchases during the nine months ended September 30, 2021 and 20% and 9%, respectively, of total purchases during the nine months ended September 30, 2020.

Gross Profit

Gross profit for the nine months ended September 30, 2021 increased 47%, or $10.6 million, to $33.1 million compared to $22.5 million for the same period in the prior year.

Distribution segment gross profit for the nine months ended September 30, 2021 increased 27%, or $5.6 million, to $26.0 million compared to $20.4 million for the same period in the prior year. The increase in Distribution segment gross profit resulted primarily from the impact of the acquisitions of Interwork and CDF.

Solutions segment gross profit for the nine months ended September 30, 2021 increased 237%, or $5.0 million, to $7.1 million compared to $2.1 million for the same period in the prior year. The increase in Solutions segment gross profit resulted primarily from increased sales from the acquisition of CDF.

Customer rebates and discounts for the nine months ended September 30, 2021 were $6.4 million compared to $4.0 million for the same period in the prior year. This increase is attributable to a change in payment terms with one of our larger customers during the second quarter of 2020, which resulted in a cash inflow of approximately $30 million from the date the program was implemented, as well as increased rebates and discounts to national resellers. Customer rebates and discounts vary based on terms of rebate and early pay discount programs offered to customers and timing of payments ultimately received from our customers.

Vendor rebates and discounts for the nine months ended September 30, 2021 were $2.9 million compared to $2.5 million for the same period in the prior year. Vendor rebates are dependent on programs offered by our vendors and in some cases reaching certain volume targets set by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully. We anticipate that price competition in our market will continue in both of our business segments.

Selling, General and Administrative Expenses

SG&A expenses for the nine months ended September 30, 2021 increased 44%, or $7.4 million, to $24.3 million compared to $16.9 million for the same period in the prior year, primarily due to the impact of the acquisition of CDF and Interwork, as well as $0.5 million of employee separation expenses. SG&A expenses were 3.6% of adjusted gross billings for the nine months ended September 30, 2021, compared to 3.4% for the same period in the prior year.

The Company expects that its SG&A expenses, as a percentage of net sales, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We plan to continue to expand our investment in business development, sales and marketing to maximize our market penetration.

Amortization and Depreciation Expense

Amortization and depreciation expense for the nine months ended September 30, 2021 increased 192%, or $0.8 million, to $1.2 million compared to $0.4 million for the same period in the prior year, primarily due to the amortization of intangible assets acquired in the Interwork and CDF acquisitions.

Legal and Financial Advisory Expenses, Net – Unsolicited Bid and Related Matters

There were no legal and financial advisory expenses, net – unsolicited bid and related matters incurred during the nine months ended September 30, 2021 compared to $1.8 million for the same period in the prior year.

Acquisition Related Costs

There were no acquisition related costs incurred during the nine months ended September 30, 2021 compared to $1.0 million for the same period in the prior year. Acquisition related costs incurred in the prior year were in conjunction with the acquisitions of Interwork and CDF.

Income Taxes

For the nine months ended September 30, 2021 and 2020, the Company recorded a provision for income taxes of $2.2 million and $0.9 million, respectively. The effective tax rate for the nine months ended September 30, 2021 and 2020 was 27.3% and 31.2%, respectively. The provision for income taxes in the current year was impacted by a deferred tax adjustment due to an increase in the corporate tax rate in a foreign jurisdiction the Company operates in that will impact the rate at which deferred taxes are reversed in future periods, partially offset by changes in the mix of jurisdictions in which taxable income was earned. The provision for income taxes in the prior year was impacted by limitations on the deductibility of certain facilitative acquisition related costs in the prior year.

Liquidity and Capital Resources

Our cash and cash equivalents increased to $29.9 million as of September 30, 2021 compared to $29.3 million as of December 31, 2020. The increase in cash and cash equivalents was primarily the result of $7.5 million of cash and cash equivalents provided by operating activities, $3.2 million of cash used in investing activities and $3.5 million of cash used for dividends.

Net cash and cash equivalents provided by operating activities for the nine months ended September 30, 2021 was $7.5 million, comprised primarily of net income adjusted for non-cash items of $8.8 million, partially offset by changes in operating assets and liabilities of $1.3 million.

Net cash and cash equivalents used in investing activities during the nine months ended September 30, 2021 consisted of $3.0 million of vendor advances and $0.2 million of purchases of fixed assets.

Net cash and cash equivalents used in financing activities during the nine months ended September 30, 2021 was $3.5 million, comprised of dividend payments on our Common Stock of $2.2 million, contingent consideration paid of $0.9 million and purchases of treasury stock of $0.4 million.

On November 15, 2017, the Company entered into a $20,000,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Second Amended and Restated Revolving Credit Loan Agreement (the “Loan Agreement”), Second Amended and Restated Revolving Credit Loan Note (the “Note”), Second Amended and Restated Security Agreement and Second Amended and Restated Pledge and Security Agreement. On August 31, 2020, the Company entered into an amendment to the Credit Facility (the “Amended Credit Facility”) pursuant to a First Amendment to Second Amended and Restated Revolving Credit Loan Agreement and Other Loan Documents (the “Amended Loan Agreement”) and First Allonge to Second Amended and Restated Revolving Credit Loan Note (the “Amended Note”). The Amended Credit Facility, which will continue to be used for working capital and general corporate purposes, matures on June 30, 2023, at which time the Company must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any, fees, costs and expenses. As of September 30, 2021, no borrowings were outstanding under the Credit Facility.

On April 13, 2021, Wayside Technology UK Holdings Limited (“Wayside UK”), a wholly-owned subsidiary of the Company, entered into an uncommitted short term credit facility of £8,000,000 (“Uncommitted Credit Facility”) with Citibank N.A., London Branch (“Citibank London”) pursuant to certain terms and conditions. Obligations under the Uncommitted Credit Facility are guaranteed by the Company and will be used for working capital and general corporate purposes and have a maturity date of April 13, 2022, at which time Wayside UK must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any interest, fees, costs and expenses, if any. As of September 30, 2021, no borrowings were outstanding under the Uncommitted Credit Facility.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Changes in Internal Control Over Financial Reporting. Except for the acquisition of CDF described above, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the three months ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the repurchase of Common Stock by the Company and its affiliated purchasers during the third quarter of 2021.

ISSUER PURCHASE OF EQUITY SECURITIES

						Maximum
						Number of
				Total Number		Shares That
				of Shares		May Yet Be
				Purchased as		Purchased
	Total		Average	Part of Publicly		Under the
	Number		Price Paid	Announced	Average	Plans or
	of Shares		Per Share	Plans or	Price Paid	Programs
Period	Purchased		(2)	Programs	Per Share	(3)

July 1, 2021 - July 31, 2021	—		$—	—	$—	547,288
August 1, 2021 - August 31, 2021	8,080	(1)	$25.58	—	$—	547,288
September 1, 2021 - September 30, 2021	—		$—	—	$—	547,288
Total	8,080		$25.58	—	$—	547,288

(1)	Includes 8,080 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (3) below.

(2)	Average price paid per share reflects the closing price the Company’s Common Stock on the business date the shares were surrendered by the employee stockholder to satisfy individual tax withholding obligations upon vesting of Restricted Stock or the price of the Common Stock paid on the open market purchase, as applicable.

(3)	On December 3, 2014, the Board of Directors of the Company approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. On February 2, 2017, the Board of Directors of the Company approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. The Company expects to purchase shares of its Common Stock from time to time in the market or otherwise subject to market conditions. The Common Stock repurchase program does not have an expiration date.

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

101

The following financial information from Wayside Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed with the SEC on November 4, 2021, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Stockholders’ Equity, (4) Condensed Consolidated Statements of Comprehensive Income, (5) Condensed Consolidated Statements of Cash Flows, and (6) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

WAYSIDE TECHNOLOGY GROUP, INC

November 4, 2021	By:	/s/ Dale Foster
Date		Dale Foster, Chief Executive Officer (Principal Executive Officer)

November 4, 2021	By:	/s/ Andrew Clark
Date		Andrew Clark, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)