Form 10-K
period 2021-12-31
Wayside Technology Group, Inc.
filed 2022-03-09
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2021

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
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

The aggregate market value of the Common Stock held by non-affiliates of the Registrant computed by reference to the closing sale price for the Registrant’s Common Stock as of June 30, 2021, which was the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on The NASDAQ Global Market, was approximately $100.3 million (In determining the market value of the Common Stock held by any non-affiliates, shares of Common Stock of the Registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of Common Stock of the Registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes).

The number of shares outstanding of the Registrant’s Common Stock as of March 1, 2022 was 4,450,062 shares.

Documents Incorporated by Reference: Portions of the Registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed on or before May 2, 2022 are incorporated by reference into Part III of this Report.

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

Item 1. Business

General

Wayside Technology Group, Inc., a Delaware corporation, and its subsidiaries (the “Company,” “us,” “we,” or “our”) is a value added information technology (“IT”) distribution and solutions company. The Company primarily operates through its “Distribution” segment, which distributes emerging technologies to corporate resellers, value added resellers (VARs), consultants and systems integrators worldwide under the name “Climb Channel Solutions”. The Company also operates a smaller segment called “Solutions”, which is a cloud solutions provider and value-added reseller of software, hardware and services for customers worldwide under the names “TechXtend” and “Grey Matter”. Across both segments, we offer an extensive line of products from leading software vendors and tools for virtualization/cloud computing, security, networking, storage and infrastructure management, application lifecycle management and other technically sophisticated domains as well as computer hardware.

The Company was incorporated in Delaware in 1982. Our common stock, par value $0.01 per share (“Common Stock”) is listed on The NASDAQ Global Market under the symbol “WSTG”. Our main web site address is www.waysidetechnology.com, and the other web sites maintained by our business include www.climbcs.com, www.techxtend.com, and www.greymatter.com. The information contained on, or otherwise accessible through, our websites is not part of, or incorporated by reference into, this report.

In our Distribution segment, which accounted for approximately 92% of our consolidated net sales and 80% of our consolidated gross profit during the year ended December 31, 2021, we distribute technology products from software developers, software vendors or original equipment manufacturers (OEMs) to resellers, and system integrators worldwide. We purchase software, maintenance/service agreements, networking/storage/security equipment and complementary products from our vendors and sell them to our reseller customers. The large majority of products we sell are “drop shipped” directly to the customers, which reduces physical handling by the Company and required investment in inventory. Generally, a vendor authorizes a limited number of companies to act as distributors of their product and sell to resellers of their product. Our reseller customers include value-added resellers, or VARs, corporate resellers, government resellers, system integrators, direct marketers, and national IT superstores. We combine our core strengths in customer service, marketing, distribution, credit and billing to allow our customers to achieve greater efficiencies in time to market in the IT channel in a cost-effective manner.

While our Distribution business is characterized by low gross profit as a percentage of adjusted gross billings, or gross margin, and price competition, we have been able to operate profitably by leveraging an efficient and scalable business model with low capital investment requirements. The large majority of the products we sell are either digital products such as license authorizations, third party maintenance contracts, or hardware that is dropped shipped to the end customer directly by the vendor. We utilize electronic digital interchange (“EDI”) and other automation to fulfill these orders on a cost-efficient basis. We also maintain relatively low inventory balances relative to our gross billings and enjoy what we believe is favorable credit from our vendor partners, allowing us to deploy a capital efficient model as reflected by our return on equity and pre-tax income as a percentage of gross profit generated.

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

We also provide comprehensive IT solutions directly to end users through our Solutions segment, which accounted for approximately 8% of our consolidated net sales and 20% of our consolidated gross profit during the year ended December 31, 2021. Products in this segment are acquired directly from original equipment manufacturers (OEMs), software developers or distributors and sold to end users. We provide customer service, billing, sales and marketing support in this segment and provide extended payment terms to facilitate sales.

The Company operates a distribution facility in Eatontown, New Jersey.

Acquisitions

We view acquisitions as an important part of our strategic growth plan. In 2020, we completed two acquisitions to add scale, broaden our geographic footprint, expand partner relationships and add cloud support capabilities.

●	Interwork Technologies Inc. (“Interwork”) acquired on April 30, 2020, is a technology distributor specializing in cyber security products based in Toronto, Canada. The acquisition added scale to our existing Canadian operation and brought key vendor partner relationships to our portfolio.

●	CDF Group Limited (“CDF”) acquired on November 6, 2020, is a technology distributor and solutions provider with a specialty in cloud enablement and support services. The acquisition expanded our sales presence in the United Kingdom and Europe, added a key vendor partner relationship for Microsoft cloud products, and provided valuable technical expertise in cloud enablement and support.

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

For the year ended December 31, 2021, Sophos and SolarWinds accounted for 20% and 10%, respectively of our consolidated purchases. For the year ended December 31, 2020, Sophos and SolarWinds accounted for 20% and 12%, respectively of our consolidated purchases. The loss of a key vendor or group of vendors could disrupt our product availability and otherwise have an adverse effect on the Company.

The Company predominantly sells third party software, software subscriptions, and maintenance. Sales of hardware and peripherals represented 5% and 9% of our adjusted gross billings in 2021 and 2020, respectively.

Cloud

Our vendor and reseller partners are increasingly incorporating cloud and hybrid cloud products into their portfolios. An essential part of our strategic growth plan is to provide value added services to our vendor partners and customers to enhance their ability to market these products. This includes maintaining infrastructure to facilitate licensing of cloud and SaaS products, providing technical support for cloud products, and providing integration and enablement services. The acquisition of CDF provided us with the ability to provide support for these cloud services in the United Kingdom and Europe. We plan to continue to leverage these capabilities to provide cloud support services throughout our worldwide operations.

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

We sell products to large, multi-national broad line resellers, sometimes referred to as direct market resellers (DMRs), as well as thousands of value added resellers (VARs ), which tend to be smaller and focus on value added services to their customers. As part of our strategic growth plan, we expect to continue diversifying our customer base by offering compelling products to the VAR community as we develop our vendor partner lineup. As a result, a higher proportion of our sales in 2021 were from VARs, driven by a focus on increasing sales to larger VARs with more than $1 million in annual sales. The Company had two customers that each accounted for more than 10% of total consolidated net sales for 2021. For the year ended December 31, 2021, CDW Corporation (NASDAQ: CDW) (“CDW”) and Software House International Corporation (“SHI”), both of whom are considered DMRs, accounted for 18%, and 17%, respectively, of consolidated net sales and as of December 31, 2021, 18% and 22%, respectively, of total net accounts receivable. For the year ended December 31, 2020, CDW Corporation (NASDAQ: CDW) (“CDW”) and Software House International Corporation (“SHI”), accounted for 24%, and 14%, respectively, of consolidated net sales and as of December 31, 2020, 19% and 9%, respectively, of total net accounts receivable. Our top five customers accounted for 51% and 52% of consolidated net sales in 2021 and 2020, respectively.

Net sales to customers in Canada represented 9% and 7% of our consolidated net sales in 2021 and 2020, respectively. Net sales in Europe and the rest of the world represented 13% and 5% of our consolidated net sales in 2021 and 2020, respectively. For geographic financial information, please refer to Note 13 in the Notes to our Consolidated Financial Statements.

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

Inventory levels may vary from period to period, due in part to increases or decreases in sales levels, the Company’s practice of making advance purchases when it deems the terms of such purchases to be attractive, and the addition of new vendor partners and products. From time to time, we may make advance payments to vendors to apply against future purchases from the vendor. Moreover, the Company’s order fulfillment and inventory control systems allow the Company to order certain products in time for next day shipping. The Company promotes the use of EDI with its vendor partners and customers, which helps reduce overhead and the use of paper in the ordering process.

Competition

The market for the technology products we sell is characterized by rapid changes in technology, user requirements, and competitive pricing. The way software products are distributed and sold is constantly changing, and new methods of distribution and sale may emerge or expand, including direct sales by technology providers to end users, and the introduction of cloud versions of their products. As an IT channel solutions provider, a critical element of our strategic growth plan is to maintain our ability to offer an efficient route to market for emerging technology vendors. Additionally, a key element of our strategic growth plan is to capitalize on market changes by implementing new value added services such as cloud support and integration offerings.

In our Distribution segment, we compete with other distributors to become an authorized distributor of products from software developers and vendors. The Company competes to gain distribution rights for new products primarily based on its reputation for successfully bringing new products to market and the strength of and quality of its relationships with software vendors and the reseller community. We also compete against other distributors to gain market share among authorized resellers for products we are authorized to distribute based on price, and level of service. We compete against much larger broad-line distributors with more resources than we have, including Arrow Electronics Inc. (NYSE: ARW), Synnex Corporation (NYSE: SNX), Tech Data Corporation and Ingram, as well as specialty distributors. We believe we offer a compelling solution for emerging technology vendors seeking to establish the IT channel as a route to market, by offering broad distribution capabilities with more flexibility than some of our larger competitors.  In our Solutions segment, we compete against a large variety of IT solutions providers including e- commerce sites, service organizations, value added resellers, cloud solution providers and technology providers offering direct solutions. We believe that our ability to offer software developers and IT professionals easy access to a wide selection of desired IT products at reasonable prices with prompt delivery and high customer service levels, along with our good relationships with vendor partners, allows us to compete effectively.

Information Technology

The Company operates IT systems on several platforms including Windows and cloud-based platforms that control the full order processing cycle. These IT systems allow for centralized management of key functions, including inventory, accounts receivable, purchasing, sales and distribution and payment processing. We are dependent on the accuracy and proper utilization of our technology systems, telephone systems, websites, e-mail and EDI systems.

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

Employees

As of December 31, 2021, Wayside Technology Group, Inc. and its subsidiaries had 269 total employees, including 268 full-time employees. The Company is not a party to any collective bargaining agreements with its employees, has experienced no work stoppages and considers its relationships with its employees to be satisfactory.

Available Information

Under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is required to file annual, quarterly and current reports, proxy and information statements and other information with the Securities and Exchange Commission (“SEC”). The SEC maintains a web site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. The Company also makes available, free of charge, through its internet web site at http://www.waysidetechnology.com, its reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with the SEC. The Company will provide paper copies of its reports on Form 8-K free of charge as requested. The information contained on, or otherwise accessible through, our website is not part of, or incorporated by reference into, this annual report.

The Company has a Code of Ethics and Business Conduct that applies to all employees, officers and directors of the Company, including our Chief Executive Officer and Chief Financial Officer. We review the Code of Ethics and Business Conduct annually and consider updates as necessary. The full text of the Code of Ethics and Business Conduct, is available at our web site, http://www.waysidetechnology.com. We intend to disclose any amendment to, or waiver from, a provision of the Code of Ethical Conduct that applies to its Chief Executive Officer or Chief Financial Officer on our web site.

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

Risks Related to our Business

We serve customers and have locations throughout the world and are subject to terrorist attacks, acts of war, natural disasters, global pandemic and other similar risks, including without limitation, COVID-19, which could materially adversely affect our business, financial condition, and results of operations. Terrorist attacks, acts of war, natural disasters, global pandemics or other disasters or public health concerns in regions of the world where we have operations could result in the disruption of our business. Such acts, including Russia’s February 2022 invasion of Ukraine, have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Specifically, these acts, pandemics, disasters and health concerns can result in increased travel restrictions and extended shutdowns of certain businesses in the region, as well as social, economic, or labor instability. Disruptions in affected regions over a prolonged period could have a material adverse impact on our business and our financial results.

The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption, which may adversely affect our business, financial condition, liquidity or results of operations. While we offer a full suite of solutions and services that address customer priorities across the technology landscape, it is not possible for us to predict the duration or magnitude of adverse results of the outbreak and its effects on our business, liquidity or results of operations at this time. As a result, many of the estimates and assumptions used in preparation of our financial statements required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve with respect to the pandemic, these estimates may materially change in future periods.

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

Sales of products purchased from our largest two vendors accounted for 30% of our 2021 purchases and sales from our largest five vendors generated approximately 46% of 2021 purchases. As is the case with many of our vendor and customer relationships, our contractual arrangements with these large vendors are terminable by either party upon several months’ notice. If these contracts or our relationships with these vendors terminate for any reason, or if any of our other significant vendor relationships terminate for any reason, and we are not able to sell or procure a sufficient supply of those products from alternative sources, or at all, our financial position and results of operations would be adversely affected. Our vendors are subject to many if not all of the same (or similar) risks and uncertainties to which we are subject, as well as other risks and uncertainties, and we compete with others for their business. Accordingly, we are at a continual risk of loss of their business on account of a number of factors and forces, many of which are largely beyond our control.

In 2021, our two largest customers accounted for 35% of our net sales and our largest five customers accounted for 51% of our net sales. If any of our significant customer relationships terminate for any reason, and we are not able to replace those customers and associated revenues, our financial position and results of operations would be adversely affected.

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

Failure to adequately maintain the security of our electronic and other confidential information could materially adversely affect our financial condition and results of operations. We are dependent upon automated information technology processes. Privacy, security, and compliance concerns have continued to increase as technology has evolved to facilitate commerce and as cross-border commerce increases. As part of our normal business activities, we collect and store certain confidential information, including personal information of employees and information about partners and clients which may be entitled to protection under several regulatory regimes. In the course of normal and customary business practice, we may share some of this information with vendors who assist us with certain aspects of our business. Moreover, the success of our operations depends upon the secure transmission of confidential and personal data over public networks, including the use of cashless payments. Although we did not have any material cybersecurity breaches in 2021, any failure on the part of us or our vendors to maintain the security of data we are required to protect, including via the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in our employees’, partners’ and clients’ confidence in us and other competitive disadvantages, and thus could have a material adverse impact on our business, financial condition and results of operations.

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

We may explore additional growth through acquisitions. During the prior year, we completed two acquisitions to add scale, broaden our geographic footprint, expand partner relationships and add cloud support capabilities. As part of our strategic growth plan, we may pursue the acquisition of companies that either complement or expand our existing business. As a result, we regularly evaluate potential acquisition opportunities, which may be material in size and scope. In addition to those risks to which our business and the acquired businesses are generally subject, the acquisition of these businesses gives rise to transactional and transitional risks, and the risk that the anticipated benefits will not be realized.

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

The Company’s non-U.S. sales represent an increasing portion of its revenues, and consequently, the company is exposed to risks associated with operating internationally. In 2021 and 2020, approximately 22% and 12%, respectively, of the Company’s net sales came from its operations outside the United States. As a result of the Company’s international sales and locations, its operations are subject to a variety of risks that are specific to international operations, including the following:

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

As our employees continue to work on a hybrid environment, which includes splitting time between working from the office and working from home, as a result of the COVID-19 pandemic, we are highly reliant on the availability and functionality of our information systems to enable for our operations. Working from home may increase risk of data loss, including privacy-related events. If our information systems are not operational for reasons which may include cyber security attacks, data center failures, failures by telecom providers to provide services to our business and to our employees’ homes, power failures, or failures of off-premise software such as SaaS based software, our business and financial results may be adversely impacted.

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

The interest rate of our credit facility is priced using LIBOR and is subject to risks associated with the transition from LIBOR to an alternative reference rate that could adversely affect our business, operating results, and financial condition. LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in our credit facility. In July 2017, the U. K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021 and while the transition period for many LIBOR tenors has been extended to June 2023, the U.S. Federal Reserve advised banks to stop new LIBOR issuances by the end 2021. At this time, no consensus exists as to which reference rate or rates or benchmarks may become acceptable alternatives to LIBOR. The Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, has identified the secured overnight financing rate, or SOFR, as the recommended alternative rate for all LIBOR. At this time, it is impossible to predict whether the SOFR or another reference rate will become an accepted alternative to LIBOR.   Any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. Further, the consequences of these developments, or any alternative reference rate that is adopted, cannot be entirely predicted but could include an increase in the cost of our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company leases approximately 20,000 square feet of space in Eatontown, New Jersey for its corporate headquarters under a lease expiring in April 2027. Total annual rent expense for this premise is approximately $420,000. Commencing in the first quarter of 2022, the Company will be subleasing approximately 7,165 square feet of this space under a sublease expiring in April 2027. Total annual sublease income for this space will be approximately $135,000.

The Company also leases 7,800 square feet of warehouse space in Eatontown, New Jersey under a lease expiring in December 2023. Total annual rent expense for such warehouse space is approximately $60,000. The Company also leases office space in the United Kingdom under a lease expiring in April 2026. Total annual rent expense for this premise is approximately $70,000.

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

Dividends

In each of 2021 and 2020, we declared dividends totaling $0.68 per share on our Common Stock. The payment of future dividends is at the discretion of our Board of Directors and dependent on results of operations, projected capital requirements and other factors the Board of Directors may find relevant. There can be no assurance that we will continue to pay comparable cash dividends in the future.

Shareholder Information

As of February 15, 2022, there were approximately 22 record holders of our Common Stock. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by brokerage firms and clearing agencies.

Purchases of Equity Securities

During the fourth quarter of 2021, we repurchased shares of our Common Stock as follows:

						Maximum
						Number of
				Total Number		Shares That
				of Shares		May Yet Be
				Purchased as		Purchased
	Total		Average	Part of Publicly		Under the
	Number		Price Paid	Announced	Average	Plans or
	of Shares		Per Share	Plans or	Price Paid	Programs
Period	Purchased		(2)	Programs	Per Share	(3)

October 1, 2021 - October 31, 2021	—		$—	—	$—	547,288
November 1, 2021 - November 30, 2021	4,990	(1)	$29.92	—	$—	547,288
December 1, 2021 - December 31, 2021	—		$—	—	$—	547,288
Total	4,990		$29.92	—	$—	547,288
(1)	Represents 4,990 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (3) below.

(2)	Average price paid per share reflects the closing price of the Company’s Common Stock on the business date the shares were surrendered by the employee stockholder to satisfy individual tax withholding obligations upon vesting of Restricted Stock or the price of the Common Stock paid on the open market purchase, as applicable.

(3)	On December 3, 2014, the Board of Directors of the Company approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. On February 2, 2017, the Board of Directors of the Company approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. The Company expects to purchase shares of its Common Stock from time to time in the market or otherwise subject to market conditions. The Common Stock repurchase program does not have an expiration date.

Item 6. [Reserved]

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

COVID-19

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business. COVID-19 continues to create macroeconomic uncertainty, volatility and disruption, including supply constraints. The supply constraints are being caused primarily by component availability, resulting in extended lead times and unpredictability. In 2021, customer top priorities have been digital transformation, security, hybrid and cloud solutions, client devices, and preparing for workers to return to the office and enhancing remote enablement capabilities as hybrid environments become the future work model. We have orchestrated solutions by leveraging client devices, accessories, collaboration tools, security, software and hybrid and cloud offerings to help customers build these capabilities and achieve their objectives.

Our employees continue to work in a hybrid environment, which includes splitting time between working from the office and working from home, as a result of the COVID-19 pandemic.

While we did not incur significant disruptions to our operations during the year ended December 31, 2021 as a result of the COVID-19 pandemic, as the duration and ongoing economic impacts of the COVID-19 pandemic remain uncertain, we are unable to predict the future impact this will have on our business, liquidity or results of operations at this time. Technology trends could also change as customers consider the impact of the COVID-19 pandemic on their operations.

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

We sell in a competitive environment where gross product margins have historically declined due to competition and changes in product mix towards products where no delivery of a physical product is required. In addition, we grant discounts, allowances, and rebates to certain customers, which may vary from period to period, based on volume, payment terms and other criteria. To date, we have been able to implement cost efficiencies such as the use of drop shipments, electronic ordering (“EDI”) and other capabilities to be able to operate our business profitably as gross margins have declined. We evaluate the profitability of our business based on return on equity and effective margin (see discussion below).

Gross profit is calculated as net sales less cost of sales. We record customer rebates, discounts and returns as a component of net sales and record vendor rebates, discounts and returns as a component of cost of sales.

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

Dividend Policy and Share Repurchase Program. Historically we have sought to return value to investors through the payment of quarterly dividends and share repurchases. Total dividends paid and the dollar value of shares repurchased were $3.0 million and $0.5 million for the year ended December 31, 2021, respectively, and $3.0 million and $3.7 million for the year ended December 31, 2020, respectively. The payment of future dividends is at the discretion of our Board of Directors and dependent on results of operations, projected capital requirements and other factors the Board of Directors may find relevant.

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

Financial Overview

Net sales increased 12%, or $31.0 million, to $282.6 million for the year ended December 31, 2021, compared to $251.6 million for the same period in 2020. Gross profit increased 38%, or $12.7 million, to $45.7 million for the year ended December 31, 2021, compared to $33.0 million for the same period in 2020. Selling, general and administrative (“SG&A”) expenses increased 34%, or $8.2 million, to $32.1 million for the year ended December 31, 2021, compared to $23.9 million for the same period in 2020. There were no legal and financial advisory expenses, net - unsolicited bid and related matters for the year ended December 31, 2021 compared to $1.6 million in expense for the same period in 2020. There were no acquisition related costs for the year ended December 31, 2021 compared to $1.5 million in expense for the same period in 2020. Amortization and depreciation expense increased $0.8 million to $1.5 million for the year ended December 31, 2021 compared to $0.7 million for the same period in the prior year. Net income was $9.2 million for the year ended December 31, 2021 compared to $4.5 million for the same period in 2020. Income per diluted share was $2.09 for the year ended December 31, 2021 compared to $1.01 for the same period in 2020.

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

Allowances for Accounts Receivable

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management determines the estimate of the allowance for uncollectible accounts receivable by considering a number of factors, including historical experience, aging of the accounts receivable, and specific information obtained by the Company on the financial condition and the current creditworthiness of its customers. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At the time of sale, we record an estimate for sales returns based on historical experience, which is included in accounts payable and accrued expenses on the Consolidated Balance Sheets. If actual sales returns are greater than estimated by management, additional expense may be incurred.

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

Goodwill

We test goodwill for impairment on an annual basis and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performs an evaluation of goodwill, utilizing either a qualitative or quantitative impairment test. The annual test for impairment is conducted as of October 1. The Company’s reporting units included in the assessment of potential goodwill impairment are the same as its operating segments. Goodwill is not amortized but is subject to periodic testing for impairment at the reporting unit level.

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

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including net sales growth rates, gross profit margins, operating margins, discount rates and future market conditions, among others. Any changes in the judgments, estimates or assumptions used could produce significantly different results.

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

Foreign Exchange

The Company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. In cases where the Company is not able to create a natural hedge by maintaining offsetting asset and liability amounts in the same currency, it may enter into foreign exchange contracts, typically in the form of forward purchase agreements, to facilitate the hedging of foreign currency exposures to mitigate the impact of changes in foreign currency exchange rates. These contracts generally have terms of no more than two months. The Company does not apply hedge accounting to these contracts and therefore the changes in fair value are recorded in earnings. The Company does not enter into foreign exchange contracts for trading purposes and the risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the Company minimizes by limiting its counterparties to major financial institutions. The fair value of forward purchase contracts at December 31, 2021 was not material to the consolidated financial statements.

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

Results of Operations

The following table sets forth for the years indicated the percentage of net sales represented by selected items reflected in the Company’s Consolidated Statements of Earnings. The year-to-year comparison of financial results is not necessarily indicative of future results:

	Year ended
	December 31,
	2021	2020
Net sales	100.0%	100.0%
Cost of sales	83.8	86.9
Gross profit	16.2	13.1
Selling, general and administrative expenses	11.4	9.5
Legal and financial advisory expenses, net - unsolicited bid and related matters	—	0.6
Acquisition related costs	—	0.6
Amortization and depreciation expense	0.5	0.3
Income from operations	4.3	2.1
Other (expense) income	0.1	0.4
Income before income taxes	4.4	2.5
Income tax provision	1.1	0.7
Net income	3.3%	1.8%

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

	Year ended
	December 31,	December 31,
Reconciliation of net sales to adjusted gross billings (Non-GAAP):	2021	2020

Net sales	$282,582	$251,568
Costs of sales related to sales where the Company is an agent	652,396	477,671
Adjusted gross billings	$934,978	$729,239

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

	Year ended
	December 31,	December 31,
Net income reconciled to adjusted EBITDA:	2021	2020

Net income	$9,198	$4,474
Provision for income taxes	3,166	1,746
Amortization and depreciation	1,529	704
Interest expense	68	116
EBITDA	13,961	7,040
Share-based compensation	1,546	1,278
Legal and financial advisory expenses, net - unsolicited bid and related matters	-	1,586
Acquisition related costs	-	1,518
Adjusted EBITDA	$15,507	$11,422

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

Key Financial Metrics

	Year ended
	December 31,	December 31,
	2021	2020

Net sales	$282,582	$251,568
Adjusted gross billings (Non-GAAP)	$934,978	$729,239

Gross profit	$45,716	$33,040
Gross profit - Distribution	$36,526	$29,136
Gross profit - Solutions	$9,190	$3,904

Adjusted EBITDA (Non-GAAP)	$15,507	$11,422

Gross margin % - Adjusted gross billings (Non-GAAP)	4.9%	4.5%
Effective margin % - Adjusted EBITDA (Non-GAAP)	33.9%	34.6%

We consider gross profit growth and effective margin to be key metrics in evaluating our business. During the year ended December 31, 2021, gross profit increased 38%, or $12.7 million, to $45.7 million compared to $33.0 million for the same period in 2020 while effective margin decreased 70 basis points to 33.9% compared to 34.6% for the same period in 2020.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

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

Operating results of Interwork are included in our Distribution segment. Operating results of CDF are included in both our Distribution segment or Solutions segment.

Net Sales

Net sales for the year ended December 31, 2021 increased 12%, or $31.0 million, to $282.6 million compared to $251.6 million for the same period in 2020.

Adjusted gross billings, a non-GAAP financial measure, for the year ended December 31, 2021 increased 28%, or $205.8 million, to $935.0 million compared to $729.2 million for the same period in 2020.

Net sales in our Distribution segment for the year ended December 31, 2021 increased 11%, or $25.6 million, to $259.4 million compared to $233.8 million for the same period in the prior year. The increase in net sales in our Distribution segment was due to both organic growth from our existing vendor lines and the impact of the CDF and Interwork acquisitions for the full year ended December 31, 2021. Adjusted gross billings for the Distribution segment for the year ended December 31, 2021 increased 25%, or $172.2 million, to $872.3 million compared to $700.1 million for the same period in 2020.

Net sales in our Solutions segment for the year ended December 31, 2021 increased 30%, or $5.4 million, to $23.2 million compared to $17.8 million for the prior year. The increase in net sales in our Solutions segment was primarily due to the impact of the CDF acquisition for the full year ended December 31, 2021. Adjusted gross billings for the Solutions segment for the year ended December 31, 2021 increased 116%, or $33.6 million, to $62.7 million compared to $29.1 million for the same period in 2020.

During the year ended December 31, 2021, we relied on two key customers for a total of 35% of our total net sales. One major customer accounted for 18% and the other for 17%, of our total net sales during the year ended December 31, 2021. These same customers accounted for 18% and 22%, of total net accounts receivable as of December 31, 2021.

Gross Profit

Gross profit for the year ended December 31, 2021 increased 38%, or $12.7 million, to $45.7 million compared to $33.0 million for the same period in 2020.

Distribution segment gross profit for the year ended December 31, 2021 increased 25%, or $7.4 million, to $36.5 million compared to $29.1 million for the same period in 2020. The increase in Distribution segment gross profit resulted primarily from the impact of the acquisition of CDF and Interwork acquisitions for the full year ended December 31, 2021 and lower early pay discounts and other rebates and discounts offered to our customers as a percentage of adjusted gross billings.

Solutions segment gross profit for the year ended December 31, 2021 increased 135%, or $5.3 million, to $9.2 million compared to $3.9 million for the same period in 2020. The increase in Solutions segment gross profit resulted primarily from increased sales from the acquisition of CDF for the full year ended December 31, 2021.

Customer rebates and discounts for the year ended December 31, 2021 were $8.7 million compared to $6.3 million for the same period in the prior year. This increase is attributable to a change in payment terms with one of our larger customers during the second quarter of 2020, as well as increased rebates and discounts to national resellers. Customer rebates and discounts vary based on terms of rebate and early pay discount programs offered to customers and timing of payments ultimately received from our customers.

Vendor rebates and discounts for the year ended December 31, 2021 were $4.5 million compared to $3.9 million for the same period in the prior year. Vendor rebates are dependent on programs offered by our vendors and in some cases reaching certain volume targets set by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully. We anticipate that price competition in our market will continue in both of our business segments.

Selling, General and Administrative Expenses

SG&A expenses for the year ended December 31, 2021 increased 34%, or $8.2 million, to $32.1 million, compared to $23.9 million for the same period in the prior year primarily due to the impact of the acquisition of CDF and Interwork for the full year ended December 31, 2021. SG&A expenses were 3.4% of adjusted gross billings, a non-GAAP financial measure, for the year ended December 31, 2021, compared to 3.3% for the same period in the prior year.

The Company expects that its SG&A expenses, as a percentage of adjusted gross billings, a non-GAAP financial measure, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We plan to continue to expand our investment in information technology to support the growth of our business.

Legal and Financial Advisory Expenses, Net – Unsolicited Bid and Related Matters

There were no legal and financial advisory expenses, net – unsolicited bid and related matters during the year ended December 31, 2021 compared to $1.6 million in expense for the same period in the prior year. These expenses relate to the costs incurred in conjunction with the unsolicited bid and shareholder demand resolved in the prior year (see Note 14 in the Notes to the Consolidated Financial Statements).

Acquisition Related Costs

There were no acquisition related costs for the year ended December 31, 2021 compared to $1.5 million in expense for the same period in the prior year. These expenses relate to costs incurred in conjunction with the acquisition of CDF and Interwork.

Foreign Currency Transaction (Loss) Gain

Foreign currency transaction loss for the year ended December 31, 2021 was $0.1 million compared to a foreign currency transaction gain of $0.8 million for the same period in the prior year. These expenses primarily relate to the change in the value of accounts payable and other monetary assets and liabilities denominated in currencies other than their functional currency between the date of origination and settlement.

Income Taxes

For the year ended December 31, 2021, the Company recorded a provision for income taxes of $3.2 million, or 25.6% of income before taxes, compared to $1.7 million, or 28.1% of income before taxes for the same period in the prior year. The provision for income taxes in the current year was impacted by a deferred tax adjustment due to an increase in the corporate tax rate in a foreign jurisdiction the Company operates in that will impact the rate at which deferred taxes are reversed in future periods, partially offset by changes in the mix of jurisdictions in which taxable income was earned. The provision for income taxes in the prior year was impacted by limitations on the deductibility of certain facilitative acquisition related costs in the prior year.

Liquidity and Capital Resources

Our cash and cash equivalents remained consistent at $29.3 million at December 31, 2021 and December 31, 2020, respectively. Cash and cash equivalents remaining consistent was primarily the result of $4.7 million of cash and cash equivalents provided by operating activities, offset by $0.3 million of cash used in investing activities and $4.4 million of cash used in financing activities.

Net cash provided by operating activities for the year ended December 31, 2021 was $4.7 million, comprised of net income adjusted for non-cash items of $12.9 million offset by changes in operating assets and liabilities of $8.2 million.

Net cash and cash equivalents used in investing activities during the year ended December 31, 2021 consisted of $0.3 million of purchases of fixed assets.

Net cash and cash equivalents used in financing activities during the year ended December 31, 2021 was $4.4 million, primarily comprised of dividend payments on our Common Stock of $3.0 million, contingent consideration paid of $0.9 million and purchases of treasury stock of $0.5 million.

On December 3, 2014, the Board of Directors of the Company approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. On February 2, 2017, the Board of Directors approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. The Company is authorized to purchase 547,288 shares of Common Stock as of December 31, 2021. The Common Stock repurchase program does not have an expiration date.

As of December 31, 2021, we held 859,828 shares of our Common Stock in treasury at an average cost of $16.13 per share. As of December 31, 2020, we held 922,503 shares of our Common Stock in treasury at an average cost of $15.99 per share. We intend to hold the repurchased shares in treasury for general corporate purposes, including issuances under various stock plans.

On November 15, 2017, the Company entered into a $20,000,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Second Amended and Restated Revolving Credit Loan Agreement (the

“Loan Agreement”), Second Amended and Restated Revolving Credit Loan Note (the “Note”), Second Amended and Restated Security Agreement and Second Amended and Restated Pledge and Security Agreement. On August 31, 2020, the Company entered into an amendment to the Credit Facility (the “Amended Credit Facility”) pursuant to a First Amendment to Second Amended and Restated Revolving Credit Loan Agreement and Other Loan Documents (the “Amended Loan Agreement”) and First Allonge to Second Amended and Restated Revolving Credit Loan Note (the “Amended Note”). The Amended Credit Facility, which will continue to be used for working capital and general corporate purposes, matures on June 30, 2023, at which time the Company must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any, fees, costs and expenses. The interest rate for any borrowings under the Amended Credit Facility is subject to change from time to time based on the changes in the LIBOR Rate, as defined in the Amended Loan Agreement (the “Index”). The Index was 2.50% at December 31, 2021.

On April 13, 2021, Wayside Technology UK Holdings Limited (“Wayside UK”), a wholly-owned subsidiary of the Company, entered into an uncommitted short term credit facility of £8,000,000 (“Uncommitted Credit Facility”) with Citibank N.A., London Branch (“Citibank London”) pursuant to certain terms and conditions. Obligations under the Uncommitted Credit Facility are guaranteed by the Company and will be used for working capital and general corporate purposes and have a maturity date of April 13, 2022, at which time Wayside UK must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any interest, fees, costs and expenses, if any. As of December 31, 2021, no borrowings were outstanding under the Uncommitted Credit Facility.

At December 31, 2021 and 2020, the Company had no borrowings outstanding under the Credit Facility. The Company incurred $0.1 million of interest expense, related to the Credit Facility for each of the years ended December 31, 2021 and 2020.

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

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements at Item 15(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures”, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of various members of our management, including our Company’s Chief Executive Officer (principal executive officer), Vice President and Chief Financial Officer (principal financial officer) and Vice President and Chief Accounting Officer (principal accounting officer). Based upon that evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Internal control over financial reporting includes maintaining records in reasonable detail that accurately and fairly reflect our transactions and disposition of assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with US GAAP; providing reasonable assurance that receipts and expenditures of the Company, are made in accordance with authorizations of management and directors of the Company; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that, owing to changes in conditions, controls may become inadequate, or that the degree of compliance with policies or procedures may deteriorate.

Management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

The Company's independent registered public accounting firm, BDO USA, LLP, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2021, as stated in their report, which is included herein.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required hereunder, with the exception of the information relating to the Company’s Code of Ethical Conduct that is presented in Part I under the heading “Available Information,” is incorporated by reference herein from our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than May 2, 2022 (the “Definitive Proxy Statement”) under the sections captioned “Election of Directors” and “Corporate Governance.”

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

3.	Exhibits Required by Regulation S-K, Item 601:

Exhibit No.	Description of Exhibit

3.1	Form of Amended and Restated Certificate of Incorporation of the Company. (1)

3.1(a)	Certificate of Amendment of Restated Certificate of Incorporation of the Company. (2)

3.2	Amended and Restated By-Laws of the Company. (15)

4.1	Specimen of Common Stock Certificate. (1)

4.3	Description of Securities. (16)

Exhibit No.	Description of Exhibit

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

10.7	Code of Ethics and Business Conduct. (7)

10.8	Employment agreement dated January 15, 2020 between the Company and Dale Foster. (8)

10.9	Employment agreement dated January 2, 2018 between the Company and Charles Bass. (9)

10.10	Employment agreement dated June 8, 2021 between the Company and Andrew Clark. (9)

10.11	Offer Letter, dated January 6, 2003, from the Company to Vito Legrottaglie. (4)

10.12	Form of Officer and Director Indemnification Agreement. (10)

10.13	2012 Stock-Based Compensation Plan. (5)

10.14	2021 Stock-Based Compensation Plan. (12)

10.28	Form of Non-Qualified Stock Option Agreement. (3)

21.1	Subsidiaries of the Registrant. (13)

23.1	Consent of BDO USA, LLP, an Independent Registered Public Accounting Firm. (13)

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Dale Foster, the Chief Executive Officer of the Company. (14)

Exhibit No.	Description of Exhibit

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Andrew Clark, the Vice President and Chief Financial Officer of the Company. (14)

31.3	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Matthew Sullivan, the Vice President and Chief Accounting Officer of the Company. (14)

32.1

Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Dale Foster, the Chief Executive Officer of the Company. (13)

32.2

Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Andrew Clark, the Vice President and Chief Financial Officer of the Company. (13)

32.3

Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Matthew Sullivan, the Vice President and Chief Accounting Officer of the Company. (13)

101

The following financial information from Wayside Technology Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 9, 2022, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Earnings, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(1)	Incorporated by reference to the exhibits of the same number to the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-92810) filed on May 30, 1995, July 7, 1995 and July 18, 1995.

(2)	Incorporated by reference to the exhibits of the same number to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 3, 2006.

(3)	Incorporated by reference to exhibits of the same number filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008.

(4)	Incorporated by reference to exhibits of the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed on May 15, 2007.

(5)	Incorporated by reference to Exhibit A of the Registrant’s Definitive Annual Meeting Proxy Statement filed on April 24, 2012.

(6)	Incorporated by reference to the Registrant’s Form 8-K filed on November 20, 2017.

(7)	Incorporated by reference to the Registrant’s Form 8-K filed on December 8, 2017.

(8)	Incorporated by reference to the Registrant’s Form 8-K filed on January 21, 2020.

(9)	Incorporated by reference to Exhibit 10.2 and 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the Period Ended March 31, 2020 filed May 8, 2020.

(10)	Incorporated by reference Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Period Ended March 31, 2017 filed May 5, 2017.

(11)	Incorporated by reference to the Registrant’s Form 8-K filed on September 2, 2020.

(12)	Incorporated by reference to Appendix A of the Registrant’s Definitive Annual Meeting Proxy Statement filed on April 16, 2021.

(13)	Furnished herewith.

(14)	Filed herewith.

(15)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 6, 2020.

(16)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2021.

(b)	The exhibits required by Item 601 of Regulation S-K are reflected above in Section (a) 3. of this Item.

(c)	The financial statement schedule is included as reflected in Section (a) 2. of this Item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Eatontown, New Jersey, on March 9, 2022.

WAYSIDE TECHNOLOGY GROUP, INC.

By:	/s/ Dale Foster
Dale Foster, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dale Foster	Chief Executive Officer and Director	March 9, 2022
Dale Foster	(Principal Executive Officer)

/s/ Andrew Clark	Vice President and Chief Financial Officer	March 9, 2022
Andrew Clark	(Principal Financial Officer)

/s/ Matthew Sullivan	Vice President and Chief Accounting Officer	March 9, 2022
Matthew Sullivan	(Principal Accounting Officer)

/s/ Jeffrey Geygan	Chairman of the Board of Directors	March 9, 2022
Jeffrey Geygan

/s/ John McCarthy	Director	March 9, 2022
John McCarthy

/s/ Andrew Bryant	Director	March 9, 2022
Andrew Bryant

/s/ Ross Crane	Director	March 9, 2022
Ross Crane

/s/ Gerri Gold	Director	March 9, 2022
Gerri Gold

/s/ Greg Scorziello	Director	March 9, 2022
Greg Scorziello

Items 8 and 15(a)

Wayside Technology Group, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Wayside Technology Group, Inc.

Eatontown, New Jersey

Opinion on Internal Control over Financial Reporting

We have audited Wayside Technology Group, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes and schedule and our report dated March 9, 2022 expressed an unqualified opinion thereon.

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

March 9, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Wayside Technology Group, Inc.

Eatontown, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Wayside Technology Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 9, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Quantitative Assessment

At December 31, 2021, the Company’s consolidated goodwill balance was approximately $17.2 million, which is allocated between two reporting units. As discussed in Note 2 to the consolidated financial statements, the Company tests goodwill for impairment at least annually at the reporting unit level. The Company determines the fair value of the reporting unit using a combination of an income approach, and a market approach. The determination of the fair value of the reporting units requires management to make significant estimates and assumptions related to forecasts of future cash flows, revenue growth rate, and discount rates. These assumptions are affected by expected future market and economic conditions.

We identified the goodwill impairment quantitative assessment as a critical audit matter. The principal considerations for our determination were the significant assumptions management makes as part of the assessment to estimate the fair value of the reporting units. The income approach requires significant management assumptions in projecting future cash flows, revenue growth rate, and selection of the discount rates. Auditing management’s significant assumptions used in the goodwill impairment quantitative assessment involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the involvement of professionals with specialized skill or knowledge.

The primary procedures we performed to address this critical matter included:

●	Testing the design and operating effectiveness of controls related to management’s forecasting process, including controls over data, inputs, and assumptions utilized to determine the fair value of the reporting units.
●	Evaluating the reasonableness of management’s assumptions in the calculation of fair value of reporting units, including the revenue growth rate in the projected future cash flows by comparing to i) prior period forecasts, ii) historical operating performance, iii) internal and external communications made by the Company, and iv) publicly available industry data of peer companies.
●	Utilizing personnel with specialized knowledge and skill in valuation to assist in i) evaluating the appropriateness of the methodologies and valuation models utilized by management to determine the fair value of the reporting units, and ii) evaluating the reasonableness of the discount rate used in the income approach.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2018.

Woodbridge, New Jersey

March 9, 2022

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	December 31,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$29,272	$29,348
Accounts receivable, net of allowance for doubtful accounts of $881 and $892, respectively	122,502	93,821
Inventory, net	2,022	4,936
Vendor prepayments and advances	661	1,235
Prepaid expenses and other current assets	4,871	3,837
Total current assets	159,328	133,177

Equipment and leasehold improvements, net	1,932	2,308
Goodwill	17,188	16,816
Other intangibles, net	9,950	10,625
Right-of-use assets, net	1,628	1,933
Accounts receivable-long-term, net	78	304
Other assets	459	257
Deferred income tax assets	189	113
Total assets	$190,752	$165,533
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$134,271	$116,692
Lease liability, current portion	475	490
Total current liabilities	134,746	117,182

Lease liability, net of current portion	1,810	2,167
Deferred income tax liabilities	1,780	1,467
Total liabilities	138,336	120,816

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 5,284,500 shares issued: 4,424,672 and 4,361,997 shares outstanding, respectively	53	53
Additional paid-in capital	32,087	31,962
Treasury stock, at cost, 859,828 and 922,503 shares, respectively	(13,870)	(14,747)
Retained earnings	34,396	28,191
Accumulated other comprehensive loss	(250)	(742)
Total stockholders’ equity	52,416	44,717
Total liabilities and stockholders' equity	$190,752	$165,533

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Statements of Earnings

(Amounts in thousands, except per share amounts)

	Year ended December 31,
	2021	2020

Net sales	$282,582	$251,568

Cost of sales	236,866	218,528

Gross profit	45,716	33,040

Selling, general, and administrative expenses	32,136	23,929

Legal and financial advisory expenses, net - unsolicited bid and related matters	—	1,586

Acquisition related costs	—	1,518

Amortization and depreciation expense	1,529	704

Income from operations	12,051	5,303

Other income:

Interest, net	359	121

Foreign currency transaction (loss) gain	(46)	796

Income before provision for income taxes	12,364	6,220

Provision for income taxes	3,166	1,746

Net income	$9,198	$4,474

Income per common share-Basic	$2.09	$1.01

Income per common share-Diluted	$2.09	$1.01

Weighted average common shares outstanding — Basic	4,272	4,288

Weighted average common shares outstanding — Diluted	4,272	4,288

Dividends paid per common share	$0.68	$0.68

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	Year ended
	December 31,
	2021	2020

Net income	$9,198	$4,474

Other comprehensive income:
Foreign currency translation adjustments	492	388
Other comprehensive income	492	388

Comprehensive income	$9,690	$4,862

The accompanying notes are an integral part of the consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	(Loss) Income	Total
Balance at January 1, 2020	5,284,500	53	32,874	778,807	(13,256)	26,715	(1,130)	45,256
Net income	—	—	—	—	—	4,474	—	4,474
Translation adjustment	—	—	—	—	—	—	388	388
Dividends paid	—	—	—	—	—	(2,998)	—	(2,998)
Share-based compensation expense	—	—	1,278	—	—	—	—	1,278
Restricted stock grants (net of forfeitures)	—	—	(2,190)	(129,483)	2,190	—	—	—
Treasury shares repurchased	—	—	—	273,179	(3,681)	—	—	(3,681)
Balance at December 31, 2020	5,284,500	53	31,962	922,503	(14,747)	28,191	(742)	44,717
Net income	—	—	—	—	—	9,198	—	9,198
Translation adjustment	—	—	—	—	—	—	492	492
Dividends paid	—	—	—	—	—	(2,993)	—	(2,993)
Share-based compensation expense	—	—	1,546	—	—	—	—	1,546
Restricted stock grants (net of forfeitures)	—	—	(1,421)	(83,963)	1,421	—	—	—
Treasury shares repurchased	—	—	—	21,288	(544)	—	—	(544)
Balance at December 31, 2021	5,284,500	$53	$32,087	859,828	$(13,870)	$34,396	$(250)	$52,416

The accompanying notes are an integral part of the consolidated financial statements

Wayside Technology Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year ended
	December 31,
	2021	2020
Cash flows from operating activities
Net income	$9,198	$4,474
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization expense	1,534	713
Provision for doubtful accounts	26	130
Deferred income tax expense	228	(170)
Share-based compensation expense	1,546	1,278
Amortization of discount on accounts receivable	(55)	(164)
Amortization of right-of-use assets	468	392
Change in fair value of contingent earn-out consideration	—	47
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(28,577)	26,727
Inventory	2,914	(1,997)
Prepaid expenses and other current assets	(1,004)	(739)
Vendor prepayments	574	(766)
Accounts payable and accrued expenses	18,616	8,678
Lease liability, net	(534)	(448)
Other assets and liabilities	(222)	(186)
Net cash and cash equivalents provided by operating activities	4,712	37,969

Cash flows from investing activities
Purchase of equipment and leasehold improvements	(258)	(23)
Payment for acquisitions, net of cash acquired	—	(16,782)
Net cash and cash equivalents used in investing activities	(258)	(16,805)

Cash flows from financing activities
Purchase of treasury stock	(544)	(3,681)
Borrowings under revolving credit facility	—	6,800
Repayments of borrowings under revolving credit facility	—	(6,800)
Dividends paid	(2,993)	(2,998)
Contingent consideration	(862)	—
Payments of deferred financing costs	—	(61)
Net cash and cash equivalents used in financing activities	(4,399)	(6,740)

Effect of foreign exchange rate on cash and cash equivalents	(131)	(60)

Net (decrease) increase in cash and cash equivalents	(76)	14,364
Cash and cash equivalents at beginning of period	29,348	14,984
Cash and cash equivalents at end of period	$29,272	$29,348

Supplementary disclosure of cash flow information:
Income taxes paid	$2,700	$2,425
Interest paid	$43	$49

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

The Company is organized into two reportable operating segments. The “Distribution” segment distributes technical software to corporate resellers, value added resellers (VARs), consultants and systems integrators worldwide under the name “Climb Channel Solutions”. The “Solutions” segment is a cloud solutions provider and value-added reseller of software, hardware and services to customers worldwide under the names “TechXtend” and “Grey Matter”.

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	Year ended December 31,
	2021	2020
Numerator:
Net income	$9,198	$4,474

Less distributed and undistributed income allocated to participating securities	269	130

Net income attributable to common shareholders	8,929	4,344

Denominator:
Weighted average common shares (Basic)	4,272	4,288

Weighted average common shares including assumed conversions (Diluted)	4,272	4,288

Basic net income per share	$2.09	$1.01
Diluted net income per share	$2.09	$1.01

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

Allowances for Accounts Receivable

We provide an allowance for doubtful accounts related to accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We take into consideration the overall quality and aging of the receivable portfolio along with specifically identified customer risks. If actual customer payment performance were to deteriorate to an extent not expected, additional allowances may be required. At the time of sale, we also record an estimate for sales returns based on historical experience, which is included in accounts payable and accrued expenses on the Consolidated Balance Sheets. If actual sales returns are greater than estimated by management, additional expense may be incurred.

Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiaries have been translated using the end of the reporting period exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period. Cumulative translation adjustments have been classified within accumulated other comprehensive loss, which is a separate component of stockholders’ equity in accordance FASB ASC Topic No. 220, “Comprehensive Income”. Foreign currency transaction gains and losses are recorded as income or expenses as amounts are settled.

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

Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 2021 and 2020, because of the relative short maturity of these instruments. The Company’s accounts receivable-long-term is discounted to its present value at prevailing market rates at the time of sale which, approximates fair value as of December 31, 2021 and 2020.

Inventory

Inventory, consisting primarily of finished products held for resale, is stated at the lower of cost or net realizable value.

Vendor Prepayments and Advances

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

Software Development Costs

The Company capitalizes certain internal and external costs incurred to acquire or create internal-use software. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of the software, which is generally four to seven years. At December 31, 2021 and 2020, the Company had unamortized software development costs of $0.7 million and $0.8 million, respectively, which are included in "Equipment and leasehold improvements" in the Company's consolidated balance sheets.

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

Goodwill

We test goodwill for impairment on an annual basis and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performs an evaluation of goodwill, utilizing either a qualitative or quantitative impairment test. The annual test for impairment is conducted as of October 1. The Company’s reporting units included in the assessment of potential goodwill impairment are the same as its operating segments. Goodwill is not amortized but is subject to periodic testing for impairment at the reporting unit level.

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

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including net sales growth rates, gross profit margins, operating margins, discount rates and future market conditions, among others. Any changes in the judgments, estimates or assumptions used could produce significantly different results.

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

Comprehensive Income

Comprehensive income consists of net income for the year and the impact of unrealized foreign currency translation adjustments. The foreign currency translation adjustments are not currently adjusted for income taxes as they relate to permanent investments in international subsidiaries.

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

The Company allows its customers to return product for exchange or credit subject to certain limitations. A liability is recorded at the time of sale for estimated product returns based upon historical experience and an asset is recognized for the amount expected to be recorded upon product return. The Company also provides rebates and other discounts to certain customers which are considered variable consideration. A provision for customer rebates and other discounts is recorded as a reduction of revenue at the time of sale based on an evaluation of the contract terms and historical experience.

The Company considers shipping and handling activities as costs to fulfill the sales of products. Shipping revenue is included in net sales when control of the product is transferred to the customer, and the related shipping and handling costs are included in cost of sales. Taxes imposed by governmental authorities on the Company’s revenue producing activities with customers, such as sales taxes and value added taxes, are excluded from net sales.

The Company disaggregates its operating revenue by segment, geography and timing of revenue recognition, which the Company believes provides a meaningful depiction of the nature of its revenue. For additional information, see Note 13 (Industry, Segment and Geographic Information).

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

Freight

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

Commissions

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

Operating Segments

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's operations are classified into two reportable business segments: Distribution and Solutions. For additional information, see Note 13 (Industry, Segment and Geographic Information).

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

Foreign Exchange

The Company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. In cases where the Company is not able to create a natural hedge by maintaining offsetting asset and liability amounts in the same currency, it may enter into foreign exchange contracts, typically in the form of forward purchase agreements, to facilitate the hedging of foreign currency exposures to mitigate the impact of changes in foreign currency exchange rates. These contracts generally have terms of no more than two months. The Company does not apply hedge accounting to these contracts and therefore the changes in fair value are recorded in earnings. The Company does not enter into foreign exchange contracts for trading purposes and the risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the Company minimizes by limiting its counterparties to major financial institutions. The fair value of forward purchase contracts at December 31, 2021 was not material to the Consolidated Financial Statements.

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

3. Acquisitions

Acquisition of Interwork Technologies

On April 30, 2020, the Company completed the purchase of Interwork Technologies Inc., a Delaware corporation and Interwork Technologies Inc., a corporation incorporated under the laws of the Province of Ontario, Canada (collectively, “Interwork”) for an aggregate purchase price of $5 million Canadian dollar (equivalent to $3.6 million USD), subject to certain working capital adjustments, paid at closing plus a potential post-closing $1.1 million Canadian dollars (equivalent to $0.8 million USD) earn-out. The earn-out liability was paid for approximately $0.9 million during the year ended December 31, 2021. The purchase price allocation is final, with no measurement period adjustments made to the account balances recorded at the acquisition date.

The impact of the acquisition’s final purchase price allocations on the Company’s Consolidated Balance Sheet and the acquisition date fair value of the total consideration transferred were as follows:

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

The impact of the acquisition’s final purchase price allocations on the Company’s Consolidated Balance Sheet and the acquisition date fair value of the total consideration transferred were as follows:

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

There were no acquisition related costs incurred during the year ended December 31, 2021. The Company incurred acquisition related costs of approximately $1.5 million during the year ended December 31, 2020 in conjunction with the acquisitions of Interwork and CDF, which are reflected in the accompanying Consolidated Statements of Earnings.

4. Goodwill and Other Intangible Assets

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations. The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020.

Balance at January 1, 2020	$—
Goodwill acquired	16,631
Translation adjustments	185
Balance December 31, 2020	$16,816
Translation adjustments	372
Balance December 31, 2021	$17,188

Information related to the Company’s other intangibles, net is as follows:

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	$10,550	$1,079	$9,471
Trade name	519	40	479
Non-compete	52	52	—
Total	$11,121	$1,171	$9,950

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	$10,361	$272	$10,089
Trade name	504	5	499
Non-compete	50	13	37
Total	$10,915	$290	$10,625

Customer relationships are amortized over thirteen years. Vendor relationships are amortized between eleven and fifteen years. Trade name is amortized over fifteen years. Non-compete is amortized over one year.

The Company recognized total amortization expense for other intangibles, net of $0.9 million and $0.3 million during the years ended December 31, 2021 and 2020, respectively.

Estimated future amortization expense of the Company’s other intangibles, net as of December 31, 2021 is as follows:

2022	$819
2023	819
2024	819
2025	819
2026	819
Thereafter	5,855
Total	$9,950

5. Right-of-use Asset and Lease Liability

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

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

	Year ended
	December 31,
	2021	2020
Cash paid for operating lease liabilities	$598	$503
Right-of-use assets obtained in exchange for new operating lease obligations (1)	$163	$537
Weighted-average remaining lease term	5.1 years	6.1 years
Weighted-average discount rate	3.5%	3.5%

(1)	During the year ended December 31, 2020, includes $0.5 million recognized through acquisitions.

Maturities of lease liabilities as of December 31, 2021 were as follows:

2022	$560
2023	598
2024	544
2025	554
2026	551
Thereafter	125
2,932
Less: imputed interest	(647)
Total lease liabilities	$2,285

Lease liabilities, current portion	475
Lease liabilities, net of current portion	1,810
Total lease liabilities	$2,285

6. Balance Sheet Detail

Equipment and leasehold improvements, net consist of the following:

	December 31,	December 31,
	2021	2020
Equipment	$2,627	$2,482
Capitalized software	816	777
Leasehold improvements	1,762	1,760
	5,205	5,019
Less accumulated depreciation and amortization	(3,273)	(2,711)
	$1,932	$2,308

Depreciation expense relating to equipment and leasehold improvements, net was $0.5 million and $0.4 million during the years ended December 31, 2021 and 2020, respectively. Amortization expense relating to capitalized software was $0.1 million and less than $0.1 million during the years ended December 31, 2021 and 2020.

Accounts receivable – long term, net consist of the following:

	December 31,	December 31,
	2021	2020
Total amount due from customer	$484	$1,853
Less: unamortized discount	(8)	(49)
Less: current portion included in accounts receivable	(398)	(1,500)
	$78	$304

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2021	2020
Trade accounts payable	$125,908	$107,045
Accrued expenses	8,363	9,647
	$134,271	$116,692

Accumulated other comprehensive loss consists of the following:

	December 31,	December 31,
	2021	2020
Foreign currency translation adjustments	$492	$388
	$492	$388

7. Income Taxes

Deferred tax attributes resulting from differences between the tax basis of assets and liabilities and the reported amounts in the Consolidated Balance Sheets are as follows:

	December 31,	December 31,
	2021	2020
Deferred tax assets:
Accruals and reserves	$501	$483
Deferred rent credit	163	175
Depreciation and amortization	24	7
Total deferred tax assets	688	665
Deferred tax liabilities:
Accruals and reserves	(67)	(9)
Depreciation and amortization	(2,212)	(2,010)
Total deferred tax liabilities	(2,279)	(2,019)
Net deferred tax (liabilities) asset	$(1,591)	$(1,354)

The provision for income taxes is as follows:

	Year ended December 31,
	2021	2020
Current:
Federal	$1,692	$1,339
State	572	263
Foreign	674	314
	2,938	1,916
Deferred:
Federal	(45)	(134)
State	(12)	(28)
Foreign	285	(8)
	228	(170)
	$3,166	$1,746
Effective Tax Rate	25.6%	28.1%

The reasons for the difference between total tax expense and the amount computed by applying the U.S. statutory federal income tax rate to income before income taxes are as follows:

	Year ended December 31,
	2021	2020
Statutory rate applied to pretax income	$2,596	$1,309
State income taxes, net of federal income tax benefit	442	182
Adjustment for foreign rate change	353	—
Other permanent items	19	19
Acquisition related costs	—	319
Dividends	(17)	(19)
Foreign income taxes over U.S. statutory rate	(18)	(1)
GILTI, net of foreign tax credits	(38)	—
Stock compensation	(135)	(59)
Other items	(36)	(4)
Income tax expense	$3,166	$1,746

The Company has analyzed filing positions in all the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal consolidated tax return, its state tax return in New Jersey, its Canadian tax return and its tax return in the United Kingdom as major tax jurisdictions. As of December 31, 2021, the Company’s 2018 through 2020 Federal tax returns remain open for examination. The Company’s New Jersey and Canadian tax returns are open for examination for the years 2017 through 2020. The Company’s tax return in the United Kingdom is open for examination for the years 2019 and 2020. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that it has appropriate support for the income tax positions it takes and expects to take on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including experience and interpretations of tax law applied to the facts of each matter.

For financial reporting purposes, income before income taxes includes the following components:

	Year ended December 31,
	2021	2020
United States	$9,355	$4,767
Foreign	3,009	1,453
	$12,364	$6,220

The Company has approximately $7.4 million of undistributed earnings in Canada and $2.2 million of undistributed earnings in the United Kingdom, which it continues to reinvest indefinitely, and therefore no withholding taxes related to its repatriation has been recorded.

The following table summarizes the activity related to the Company’s unrecognized tax benefits as of December 31, 2021 and 2020:

	2021	2020
Balance as of January 1	$-	$49
Additions related to prior period tax positions	-	-
Reductions related to settlements with tax authorities	-	(49)
Balance as of December 31	$-	$-

During the years ended December 31, 2021 and 2020, the Company incurred interest and penalties of zero and less than $0.1 million, respectively, related to these uncertain tax benefits.

8. Credit Facility

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

The Amended Credit Facility, which will continue to be used for working capital and general corporate purposes, matures on June 30, 2023, at which time the Company must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any, fees, costs and expenses. In addition, the Company will pay regular monthly payments of all accrued and unpaid interest. The interest rate for any borrowings under the Amended Credit Facility is subject to change from time to time based on the changes in the LIBOR Rate, as defined in the Amended Loan Agreement,  with the LIBOR Rate not to be less than 0.75 percentage points. Interest on the unpaid principal balance of the Amended Note will be calculated using a rate of 1.75 percentage points over the LIBOR Rate, with the interest rate being 2.50% at December 31, 2021. If the LIBOR Rate becomes unavailable during the term of the Amended Credit Facility, interest will be based upon the Benchmark Replacement (as defined in the Amended Loan Agreement) selected by Citibank after notifying the Company. The Amended Credit Facility is secured by the assets of the Company.

At December 31, 2021 and 2020, the Company had no borrowings outstanding under the Credit Facility.  The Company incurred $0.1 million of interest expense, related to the Credit Facility during the years ended December 31, 2021 and 2020, respectively.

On April 13, 2021, Wayside Technology UK Holdings Limited (“Wayside UK”), a wholly-owned subsidiary of the Company, entered into an uncommitted short term credit facility of £8 million (“Uncommitted Credit Facility”) with Citibank N.A., London Branch (“Citibank London”) pursuant to certain terms and conditions. Obligations under the Uncommitted Credit Facility are guaranteed by the Company and will be used for working capital and general corporate purposes and have a maturity date of April 13, 2022, at which time Wayside UK must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any interest, fees, costs and expenses, if any.

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

At December 31, 2021, Wayside UK had no borrowings outstanding under the Uncommitted Credit Facility.

9. Stockholders’ Equity and Stock-Based Compensation

The 2021 Omnibus Incentive Plan (the “2021 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The 2021 Plan was approved by the Company’s stockholders at the 2021 Annual Meeting in June 2021. The total number of shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) initially available for award under the 2021 Plan was 500,000 shares. As of December 31, 2021, the number of shares of Common Stock available for future award grants to employees, officers and directors under the 2021 Plan is 448,043.

The 2012 Stock-Based Compensation Plan (the “2012 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of the Company’s Common Stock initially available for award under the 2012 Plan was 600,000, which was increased to 1,000,000 shares by stockholder approval at the Company’s 2018 Annual Meeting in June 2018. Immediately prior to the replacement of the 2012 Plan by the 2021 Plan, there were 352,158 shares of Common Stock available under the 2012 Plan. The 2012 Plan has been replaced by the 2021 Plan and none of the remaining shares of Common Stock authorized under the 2012 Plan will be transferred to or used under the 2021 Plan nor will any awards under the 2012 Plan that are forfeited increase the shares available for awards under the 2021 Plan. As of December 31, 2021, the number of shares of Common Stock available under the 2012 Plan is zero.

During the year ended December 31, 2021, the Company granted a total of 106,122 shares of Restricted Stock to officers, directors and employees. These shares of Restricted Stock vest immediately or over time in up to sixteen equal quarterly installments. During the year ended December 31, 2021, 22,159 shares of Restricted Stock were forfeited as a result of officers and employees terminating employment with the Company.

During the year ended December 31, 2020, the Company granted a total of 134,165 shares of Restricted Stock to officers, directors and employees. These shares of Restricted Stock vest immediately or over time in up to sixteen equal quarterly installments. During the year ended December 31, 2020, 4,682 shares of Restricted Stock were forfeited as a result of officers and employees terminating employment with the Company.

There was no options activity during the year ended December 31, 2021 and 2020 and there were no options outstanding or exercisable at December 31, 2021 and 2020, respectively, under both the Company’s 2012 Plan and 2021 Plan.

Under the various plans, options that are cancelled can be reissued. At December 31, 2021, no cancelled options were reserved for future reissuance.

A summary of nonvested shares of Restricted Stock awards outstanding under the Company’s 2012 Plan as of December 31, 2021, and 2020 and changes during the years ended December 31, 2021 and 2020 is as follows:

		Weighted
		Average Grant
		Date
	Shares	Fair Value
Nonvested shares at January 1, 2020	63,922	$14.94
Granted in 2020	134,165	14.31
Vested in 2020	(70,613)	16.36
Forfeited in 2020	(4,682)	16.85
Nonvested shares at December 31, 2020	122,792	$13.37
Granted in 2021	106,122	22.96
Vested in 2021	(84,653)	17.47
Forfeited in 2021	(22,159)	16.14
Nonvested shares at December 31, 2021	122,102	$18.35

As of December 31, 2021, there was approximately $2.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.8 years.

For the years ended December 31, 2021 and 2020, the Company recognized share-based compensation cost of approximately $1.5 million and $1.3 million, respectively, which is included in selling, general and administrative expenses. The Company does not capitalize any share-based compensation cost.

10. Defined Contribution Plan

The Company maintains a defined contribution plan covering substantially all employees. Participating employees may make contributions to the plan, through payroll deductions. Matching contributions are made by the Company equal to 50% of the employee’s contribution to the extent such employee contribution did not exceed 6% of their compensation. During the years ended December 31, 2021 and 2020, the Company expensed approximately $0.3 million, respectively, related to this plan.

11. Commitments and Contingencies

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

Other

As of December 31, 2021, the Company has no standby letters of credit, has no standby repurchase obligations or other commercial commitments. The Company has a line of credit see Note 8 (Credit Facility). Other than employment arrangements, other management compensation arrangements and related party transactions as disclosed in Note 12, the Company is not engaged in any other transactions with related parties.

12. Related Party Transactions

The Company made sales to a customer where a member of our Board of Directors is an executive. During the years ended December 31, 2021 and 2020, net sales to this customer totaled $0.3 million and $0.1 million, respectively, and amounts due from this customer as of December 31, 2021 and 2020 totaled zero and $0.1 million, respectively, and the December 31, 2020 balance was settled in cash subsequent to year end.

The Company made sales to a customer where a family member of one of our executive’s has a minority ownership position. During the year ended December 31, 2021, net sales to this customer totaled $0.4 million and amounts due from this customer as of December 31, 2021 totaled $0.2 million, which are expected to be settled in cash subsequent to the year end. The Company also accrued referral fees totaling $0.2 million to this customer during the year ended December 31, 2021 and amounts owed to this customer for these referral fees as of December 31, 2021 totaled $0.1 million, which are expected to be settled in cash subsequent to the year end.

13. Industry, Segment and Geographic Financial Information

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

Segment income is based on segment net sales less the respective segment’s cost of sales as well as segment direct costs (including such items as payroll costs and payroll related costs, such as profit sharing, incentive awards and insurance) and excluding general and administrative expenses not attributed to an individual segment business unit. The Company only identifies accounts receivable, vendor prepayments and inventory by segment as shown below as “Selected Assets” by segment; it does not allocate its other assets, including capital expenditures by segment. The following segment reporting information of the Company is provided:

	Year ended
	December 31,
	2021	2020
Net Sales:
Distribution	$259,360	$233,740
Solutions	23,222	17,828
	282,582	251,568
Gross Profit:
Distribution	$36,526	$29,136
Solutions	9,190	3,904
	45,716	33,040
Direct Costs:
Distribution	$14,610	$12,453
Solutions	4,741	1,767
	19,351	14,220
Segment Income Before Taxes: (1)
Distribution	$21,916	$16,683
Solutions	4,449	2,137
Segment Income Before Taxes	26,365	18,820

General and administrative	$12,785	$9,709
Legal and financial advisory expenses, net - unsolicited bid and related matters	—	1,586
Acquisition related costs	—	1,518
Amortization and depreciation expense	1,529	704
Interest, net	359	121
Foreign currency transaction (loss) gain	(46)	796
Income before taxes	$12,364	$6,220

(1) Excludes general corporate expenses including legal and financial advisory expenses, net – unsolicited bid and related matters, acquisition related costs, amortization and depreciation expense, interest, and foreign currency transaction (loss) gain.

	As of	As of
	December 31,	December 31,
Selected Assets by Segment:	2021	2020

Distribution	$133,506	$106,930
Solutions	18,895	20,807
Segment Select Assets	152,401	127,737
Corporate Assets	38,351	37,796
Total Assets	$190,752	$165,533

Geographic areas and net sales mix related to operations for the year ended December 31, 2021 and 2020 were as follows. Net sales is allocated to a geographic area based on the location of the sale, which is generally the customer’s country of domicile.

	Year ended
	December 31, 2021
	Distribution	Solutions	Total
Geography
USA	$210,247	$11,057	$221,304
Europe and United Kingdom	26,055	10,652	36,707
Canada	23,058	1,513	24,571
Total net sales	$259,360	$23,222	$282,582

Timing of Revenue Recognition
Transferred at a point in time where the Company is principal (1)	$234,322	$16,360	$250,682
Transferred at a point in time where the Company is agent (2)	25,038	6,862	31,900
Total net sales	$259,360	$23,222	$282,582

	Year ended
	December 31, 2020
	Distribution	Solutions	Total
Geography
USA	$207,362	$13,991	$221,353
Europe and United Kingdom	14,787	2,060	16,847
Canada	11,591	1,777	13,368
Total net sales	$233,740	$17,828	$251,568

Timing of Revenue Recognition
Transferred at a point in time where the Company is principal (1)	$214,403	$16,059	$230,462
Transferred at a point in time where the Company is agent (2)	19,337	1,769	21,106
Total net sales	$233,740	$17,828	$251,568

(1)	Includes net sales from third-party hardware and software products.

(2)	Includes net sales from third-party maintenance, software support and services.

Geographic identifiable assets related to operations as of December 31, 2021 and 2020 were as follows.

	December 31,	December 31,
Identifiable Assets by Geographic Areas	2021	2020
USA	$122,445	$114,126
Canada	24,923	18,514
Europe and United Kingdom	43,384	32,893
Total	$190,752	$165,533

The Company had two customers that each accounted for more than 10% of total consolidated net sales for the year ended December 31, 2021. For the year ended December 31, 2021, CDW Corporation (“CDW”) and Software House International Corporation (“SHI”), accounted for 18%, and 17%, respectively, of consolidated net sales and as of December 31, 2021, 18% and 22%, respectively, of total net accounts receivable. For the year ended December 31, 2021, Sophos and SolarWinds accounted for 20% and 10%, respectively of our consolidated purchases.

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

Our top five customers accounted for 51% and 52% of consolidated net sales for the years ended December 31, 2021 and 2020, respectively.

14. Unsolicited Bid and Shareholder Demand

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

The Company incurred zero and $1.6 million in legal and advisory expenses, net during the year ended December 31, 2021 and 2020, respectively, related to the above matter.

15. Quarterly Results of Operations (Unaudited)

The following table presents summarized quarterly results for 2021:

	First	Second	Third	Fourth
Net sales	$62,813	$75,350	$68,911	$75,508
Gross profit	10,843	10,979	11,319	12,575
Net income	1,520	1,791	2,440	3,447

Basic net income per common share	$0.35	$0.41	$0.55	$0.78
Diluted net income per common share	$0.35	$0.41	$0.55	$0.78

The following table presents summarized quarterly results for 2020:

	First	Second	Third	Fourth
Net sales	$62,618	$56,586	$60,919	$71,445
Gross profit	8,164	7,114	7,237	10,525
Net income	836	581	530	2,527

Basic net income per common share	$0.18	$0.13	$0.13	$0.58
Diluted net income per common share	$0.18	$0.13	$0.13	$0.58

Wayside Technology Group, Inc. and Subsidiaries

Schedule II--Valuation and Qualifying Accounts

(Amounts in thousands)

		Charged to
	Beginning	Cost and		Ending
Description	Balance	Expense	Deductions	Balance
Year ended December 31, 2020
Allowance for doubtful accounts	$765	$130	$3	$892
Year ended December 31, 2021
Allowance for doubtful accounts	$892	$26	$37	$881