Form 10-Q
period 2022-03-31
Wayside Technology Group, Inc.
filed 2022-05-06
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

There were 4,461,645 outstanding shares of common stock, par value $.01 per share (“Common Stock”) as of May 5, 2022.

Wayside Technology Group, Inc. and Subsidiaries

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$37,047	$29,272
Accounts receivable, net of allowance for doubtful accounts of $931 and $881, respectively	114,331	122,502
Inventory, net	1,742	2,022
Vendor prepayments and advances	760	661
Prepaid expenses and other current assets	4,372	4,871
Total current assets	158,252	159,328

Equipment and leasehold improvements, net	1,937	1,932
Goodwill	16,860	17,188
Other intangibles, net	9,597	9,950
Right-of-use assets, net	1,572	1,628
Accounts receivable-long-term, net	59	78
Other assets	417	459
Deferred income tax assets	76	189
Total assets	$188,770	$190,752
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$130,805	$134,271
Lease liability, current portion	498	475
Total current liabilities	131,303	134,746

Lease liability, net of current portion	1,704	1,810
Deferred income tax liabilities	1,826	1,780
Non-current liabilities	28	—
Total liabilities	134,861	138,336

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 5,284,500 shares issued: 4,447,053 and 4,424,672 shares outstanding, respectively	53	53
Additional paid-in capital	31,954	32,087
Treasury stock, at cost, 837,447 and 859,828 shares, respectively	(13,584)	(13,870)
Retained earnings	36,362	34,396
Accumulated other comprehensive loss	(876)	(250)
Total stockholders’ equity	53,909	52,416
Total liabilities and stockholders' equity	$188,770	$190,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

(Amounts in thousands, except per share data)

	Three months ended
	March 31,
	2022	2021

Net sales	$71,319	$62,813

Cost of sales	59,338	51,970

Gross profit	11,981	10,843

Selling, general, and administrative expenses	8,249	8,412

Amortization and depreciation expense	357	399

Income from operations	3,375	2,032

Other income:

Interest, net	(10)	10

Foreign currency transaction gain (loss)	143	(91)

Income before provision for income taxes	3,508	1,951

Provision for income taxes	796	431

Net income	$2,712	$1,520

Income per common share-Basic	$0.61	$0.35

Income per common share-Diluted	$0.61	$0.35

Weighted average common shares outstanding — Basic	4,309	4,247

Weighted average common shares outstanding — Diluted	4,309	4,247

Dividends paid per common share	$0.17	$0.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three months ended
	March 31,
	2022	2021

Net income	$2,712	$1,520

Other comprehensive (loss) income:
Foreign currency translation adjustments	(626)	1,040
Other comprehensive (loss) income	(626)	1,040

Comprehensive income	$2,086	$2,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	(Loss) Income	Total
Balance at January 1, 2022	5,284,500	$53	$32,087	859,828	$(13,870)	$34,396	$(250)	$52,416
Net income	—	—	—	—	—	2,712	—	2,712
Translation adjustment	—	—	—	—	—	—	(626)	(626)
Dividends paid	—	—	—	—	—	(746)	—	(746)
Share-based compensation expense	—	—	369	—	—	—	—	369
Restricted stock grants (net of forfeitures)	—	—	(502)	(29,499)	502	—	—	—
Treasury shares repurchased	—	—	—	7,118	(216)	—	—	(216)
Balance at March 31, 2022	5,284,500	$53	$31,954	837,447	$(13,584)	$36,362	$(876)	$53,909

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	(Loss) Income	Total
Balance at January 1, 2021	5,284,500	53	31,962	922,503	(14,747)	28,191	(742)	$44,717
Net income	—	—	—	—	—	1,520	—	1,520
Translation adjustment	—	—	—	—	—	—	1,040	1,040
Dividends paid	—	—	—	—	—	(750)	—	(750)
Share-based compensation expense	—	—	279	—	—	—	—	279
Restricted stock grants (net of forfeitures)	—	—	(883)	(52,190)	883	—	—	—
Treasury shares repurchased	—	—	—	2,990	(57)	—	—	(57)
Balance at March 31, 2021	5,284,500	$53	$31,358	873,303	$(13,921)	$28,961	$298	$46,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three months ended
	March 31,
	2022	2021
Cash flows from operating activities
Net income	$2,712	$1,520
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization expense	357	399
Provision for doubtful accounts	4	—
Deferred income tax expense	210	106
Share-based compensation expense	369	279
Amortization of discount on accounts receivable	(3)	(25)
Amortization of right-of-use assets	110	120
Change in fair value of contingent earn-out consideration	—	13
Changes in operating assets and liabilities:
Accounts receivable	8,059	(1,173)
Inventory	280	746
Prepaid expenses and other current assets	489	64
Vendor prepayments	(99)	(3,301)
Accounts payable and accrued expenses	(3,183)	9,887
Lease liability, net	(138)	(143)
Other assets and liabilities	64	(258)
Net cash and cash equivalents provided by operating activities	9,231	8,234

Cash flows from investing activities
Purchase of equipment and leasehold improvements	(177)	(123)
Vendor advances	—	(2,994)
Net cash and cash equivalents used in investing activities	(177)	(3,117)

Cash flows from financing activities
Purchase of treasury stock	(216)	(57)
Dividends paid	(746)	(750)
Net cash and cash equivalents used in financing activities	(962)	(807)

Effect of foreign exchange rate on cash and cash equivalents	(317)	89

Net increase in cash and cash equivalents	7,775	4,399
Cash and cash equivalents at beginning of period	29,272	29,348
Cash and cash equivalents at end of period	$37,047	$33,747

Supplementary disclosure of cash flow information:
Income taxes paid	$145	$130
Interest paid	$10	$11

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2022

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

The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, stock-based compensation, evaluation of performance obligations and allocation of revenue to distinct items, contingencies and litigation. The Company bases its estimates on its historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the opinion of the Company’s management, all adjustments that are of a normal recurring nature, considered necessary for fair presentation of the results for the periods presented, have been included in the accompanying condensed consolidated financial statements. The Company’s actual results may differ from these estimates under different assumptions or conditions. The unaudited condensed consolidated statements of earnings for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities Exchange Commission for the year ended December 31, 2021.

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

3.         Foreign Currency Translation:

Assets and liabilities of the Company’s foreign subsidiaries have been translated using the end of the reporting period exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period. Foreign currency transaction gains and losses are recorded as income or expenses as amounts are settled. The net sales from our foreign operations for the three months ended March 31, 2022 and 2021 were $15.7 million and $16.7 million, respectively.

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

The Company disaggregates its operating revenue by segment, geography and timing of revenue recognition, which the Company believes provides a meaningful depiction of the nature of its revenue. See segment Note 15.

Hardware and software products sold by the Company are generally delivered via shipment from the Company’s facilities, drop shipment directly from the vendor, or by electronic delivery of keys for software products. The majority of the Company’s business involves shipments directly from its vendors to its customers. In these transactions, the Company is generally responsible for negotiating price both with the vendor and customer, payment to the vendor, establishing payment terms with the customer, product returns, and has risk of loss if the customer does not make payment. As the principal with the customer, the Company recognizes revenue upon receiving notification from the vendor that the product was shipped. Control of software products is deemed to have passed to the customer when they acquire the right to use or copy the software under license as substantially all product functionality is available to the customer at the time of sale.

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

6.            Goodwill and Other Intangible Assets:

The following table summarizes the changes in the carrying amount of goodwill for the three months ended March 31, 2022:

Balance at January 1, 2022	$17,188
Translation adjustments	(328)
Balance March 31, 2022	$16,860

Information related to the Company’s other intangibles, net is as follows:

	As of March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	$10,405	$1,265	$9,140
Trade name	504	47	457
Total	$10,909	$1,312	$9,597

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	$10,550	$1,079	$9,471
Trade name	519	40	479
Total	$11,069	$1,119	$9,950

Customer relationships are amortized over thirteen years. Vendor relationships are amortized between eleven and fifteen years. Trade name is amortized over fifteen years. Non-compete is amortized over one year.

During the three months ended March 31, 2022 and 2021, the Company recognized total amortization expense for other intangibles, net of $0.2 million, respectively.

Estimated future amortization expense of the Company’s other intangibles, net as of March 31, 2022 is as follows:

2022 (excluding the three months ended March 31, 2022)	$603
2023	804
2024	804
2025	804
2026	804
Thereafter	5,778
Total	$9,597

7.            Right-of-use Asset and Lease Liability:

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

Information related to the Company’s ROU assets and related lease liabilities were as follows:

	Three months ended
	March 31,
	2022	2021
Cash paid for operating lease liabilities	$157	$159
Right-of-use assets obtained in exchange for new operating lease obligations	$63	$38
Weighted-average remaining lease term	4.8 years	5.8 years
Weighted-average discount rate	3.4%	3.5%

Maturities of lease liabilities as of March 31, 2022 were as follows:

2022 (excluding the three months ended March 31, 2022)	$431
2023	629
2024	545
2025	552
2026	550
Thereafter	125
2,832
Less: imputed interest	(630)
Total lease liabilities	$2,202

Lease liabilities, current portion	498
Lease liabilities, net of current portion	1,704
Total lease liabilities	$2,202

8.            Fair Value:

The carrying amounts of financial instruments, including cash and cash equivalents, short-term accounts receivable and accounts payable approximated fair value at March 31, 2022 and December 31, 2021 because of the relative short maturity of these instruments. The Company’s accounts receivable long-term are discounted to their present value at prevailing market rates at the time of sale.

9.           Balance Sheet Detail:

Equipment and leasehold improvements consist of the following:

	March 31,	December 31,
	2022	2021
Equipment	$2,665	$2,627
Capitalized software	801	816
Leasehold improvements	1,874	1,762
	5,340	5,205
Less accumulated depreciation and amortization	(3,403)	(3,273)
	$1,937	$1,932

During the three months ended March 31, 2022 and 2021, the Company recorded depreciation and amortization expense of $0.1 million and $0.3 million, respectively.

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

	March 31,	December 31,
	2022	2021
Total amount due from customer	$158	$484
Less: unamortized discount	(5)	(8)
Less: current portion included in accounts receivable	(94)	(398)
	$59	$78

The undiscounted cash flows to be received by the Company relating to these accounts receivable long-term is expected to be $0.1 million during each of the 12-month periods ending March 31, 2023 and 2024, respectively.

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2022	2021
Trade accounts payable	$123,537	$125,908
Accrued expenses	7,268	8,363
	$130,805	$134,271

10.            Credit Facility:

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

Among other affirmative covenants set forth in the Loan Agreement, which were not amended as part of the Amended Credit Facility, the Company must maintain (i) a minimum Debt Service Coverage Ratio (as defined in the Loan Agreement) of not less than 2.0 to 1.0, (ii) a maximum Leverage Ratio (as defined in the Loan Agreement) of at least 2.5 to 1.0, and (iii) a minimum Collateral Coverage Ratio (as defined in the Loan Agreement) of not less than 1.5 to 1.0. Additionally, the Loan Agreement contains negative covenants, which were not amended as part of the Amended Credit Facility, prohibiting, among other things, the creation of certain liens, the alteration of the nature or character of the Company’s business, and transactions with the Company’s shareholders, directors, officers, subsidiaries and/or affiliates other than with respect to (i) the repurchase of the issued and outstanding capital stock of the Company from the stockholders of the Company or (ii) the declaration and payment of dividends to the stockholders of the Company. The Company was in compliance with all such covenants at March 31, 2022 and December 31, 2021.

At March 31, 2022 and December 31, 2021, the Company had no borrowings outstanding under the Credit Facility.

On April 13, 2021, Wayside Technology UK Holdings Limited (“Wayside UK”), a wholly-owned subsidiary of the Company, entered into an uncommitted short term credit facility of £8,000,000 (“Uncommitted Credit Facility”) with Citibank N.A., London Branch (“Citibank London”) pursuant to certain terms and conditions. Obligations under the Uncommitted Credit Facility are guaranteed by the Company and will be used for working capital and general corporate purposes and have a maturity date of April 13, 2023, at which time Wayside UK must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any interest, fees, costs and expenses, if any.

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

At March 31, 2022 and December 31, 2021, Wayside UK had no borrowings outstanding under the Uncommitted Credit Facility.

11.          Earnings Per Share:

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	Three months ended March 31,
	2022	2021
Numerator:
Net income	$2,712	$1,520

Less distributed and undistributed income allocated to participating securities	70	52

Net income attributable to common shareholders	2,642	1,468

Denominator:
Weighted average common shares (Basic)	4,309	4,247

Weighted average common shares including assumed conversions (Diluted)	4,309	4,247

Basic net income per share	$0.61	$0.35
Diluted net income per share	$0.61	$0.35

12.        Major Customers and Vendors:

The Company had two major vendors that accounted for 22% and 10%, respectively, of total purchases during the three months ended March 31, 2022 and 24% and 9%, respectively, of total purchases during the three months ended March 31, 2021.

The Company had two major customers that accounted for 24% and 14%, respectively, of its net sales during the three months ended March 31, 2022 and 20% and 13%, respectively, of its net sales during the three months ended March 31, 2021. These same customers accounted for 20% and 17%, respectively, of total net accounts receivable as of March 31, 2022 and 18% and 22%, respectively, of total net accounts receivable as of December 31, 2021.

13.          Income Taxes:

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

14.          Stockholders’ Equity and Stock Based Compensation:

The 2021 Omnibus Incentive Plan (the “2021 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The 2021 Plan was approved by the Company’s stockholders at the 2021 Annual Meeting in June 2021. The total number of shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) initially available for award under the 2021 Plan was 500,000 shares. As of March 31, 2022, the number of shares of Common Stock available for future award grants to employees, officers and directors under the 2021 Plan is 418,544.

The 2012 Stock-Based Compensation Plan (the “2012 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of the Company’s Common Stock initially available for award under the 2012 Plan was 600,000, which was increased to 1,000,000 shares by stockholder approval at the Company’s 2018 Annual Meeting in June 2018. Immediately prior to the replacement of the 2012 Plan by the 2021 Plan, there were 352,158 shares of Common Stock available under the 2012 Plan. The 2012 Plan has been replaced by the 2021 Plan and none of the remaining shares of Common Stock authorized under the 2012 Plan will be transferred to or used under the 2021 Plan nor will any awards under the 2012 Plan that are forfeited increase the shares available for awards under the 2021 Plan. As of March 31, 2022, the number of shares of Common Stock available under the 2012 Plan is zero.

During the three months ended March 31, 2022, the Company granted a total of 30,999 shares of Restricted Stock to officers. These shares of Restricted Stock vest over time in sixteen equal quarterly installments. During the three months ended March 31, 2022, a total of 1,500 shares of Restricted Stock were forfeited.

During the three months ended March 31, 2021, the Company granted a total of 52,190 shares of Restricted Stock to officers. These shares of Restricted Stock vest over time in sixteen equal quarterly installments.

A summary of nonvested shares of Restricted Stock awards outstanding under the 2012 and 2021 Plans as of March 31, 2022, and changes during the three months then ended is as follows:

		Weighted
		Average Grant
		Date
	Shares	Fair Value
Nonvested shares at January 1, 2022	122,102	$18.35
Granted in 2022	30,999	30.10
Vested in 2022	(17,027)	18.37
Forfeited in 2022	(1,500)	25.84
Nonvested shares at March 31, 2022	134,574	$20.97

As of March 31, 2022, there is approximately $2.6 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.0 years.

During the three months ended March 31, 2022 and 2021, the Company recognized share-based compensation expense of $0.4 million and $0.3 million, respectively.

15.          Segment Information:

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

	Three months ended
	March 31,
	2022	2021
Net Sales:
Distribution	$65,784	$54,820
Solutions	5,535	7,993
	71,319	62,813
Gross Profit:
Distribution	$9,593	$7,874
Solutions	2,388	2,969
	11,981	10,843
Direct Costs:
Distribution	$3,664	$3,913
Solutions	1,138	1,408
	4,802	5,321
Segment Income Before Taxes: (1)
Distribution	$5,929	$3,961
Solutions	1,250	1,561
Segment Income Before Taxes	7,179	5,522

General and administrative	$3,447	$3,091
Amortization and depreciation expense	357	399
Interest, net	(10)	10
Foreign currency transaction gain (loss)	143	(91)
Income before taxes	$3,508	$1,951

(1)	Excludes general corporate expenses including interest and foreign currency transaction gain (loss).

	As of	As of
	March 31,	December 31,
Selected Assets by Segment:	2022	2021

Distribution	$123,762	$133,506
Solutions	19,586	18,895
Segment Select Assets	143,348	152,401
Corporate Assets	45,422	38,351
Total Assets	$188,770	$190,752

Geographic areas and net sales mix related to operations for the three months ended March 31, 2022 and 2021 were as follows. Revenue is allocated to a geographic area based on the location of the sale, which is generally the customer’s country of domicile.

	Three months ended
	March 31, 2022
	Distribution	Solutions	Total
Geography
USA	$53,116	$2,512	$55,628
Europe and United Kingdom	7,437	2,557	9,994
Canada	5,231	466	5,697
Total net sales	$65,784	$5,535	$71,319

Timing of Revenue Recognition
Transferred at a point in time where the Company is principal (1)	$59,140	$4,010	$63,150
Transferred at a point in time where the Company is agent (2)	6,644	1,525	8,169
Total net sales	$65,784	$5,535	$71,319

	Three months ended
	March 31, 2021
	Distribution	Solutions	Total
Geography
USA	$41,084	$4,979	$46,063
Europe and United Kingdom	7,246	2,743	9,989
Canada	6,490	271	6,761
Total net sales	$54,820	$7,993	$62,813

Timing of Revenue Recognition
Transferred at a point in time where the Company is principal (1)	$49,357	$6,150	$55,507
Transferred at a point in time where the Company is agent (2)	5,463	1,843	7,306
Total net sales	$54,820	$7,993	$62,813

(1)	Includes net sales from third-party hardware and software products.

(2)	Includes net sales from third-party maintenance, software support and services.

Geographic identifiable assets related to operations as of March 31, 2022 and December 31, 2021 were as follows.

	March 31,	December 31,
Identifiable Assets by Geographic Areas	2022	2021
USA	$115,823	$122,445
Canada	25,614	24,923
Europe and United Kingdom	47,333	43,384
Total	$188,770	$190,752

16.          Related Party Transactions:

The Company made sales to a customer where a member of our Board of Directors is an executive. During the three months ended March 31, 2022 and 2021, net sales to this customer totaled approximately $0.1 million and $0.2 million, respectively. Amounts due from this customer as of March 31, 2022 and December 31, 2021 were approximately $0.1 million and zero, respectively, which were settled in cash subsequent to each period end.

The Company made sales to a customer where a family member of one of our executive’s has a minority ownership position. During the three months ended March 31, 2022 and 2021, net sales to this customer totaled approximately $0.3 million and zero, respectively. Amounts due from this customer as of March 31, 2022 and December 31, 2021 were approximately $0.1 million and $0.2 million, respectively, which were or are expected to be settled in cash subsequent to each period end. The Company also had accrued referral fees that it owed to this customer totaling $0.1 million as of December 31, 2021, which were settled in cash subsequent to the period end.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of risk and uncertainties, including those set forth under the heading “Forward Looking Statements” and elsewhere in this report and those set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 9, 2022. The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included in this report and the consolidated financial statements and related notes included in our 2021 Annual Report on Form 10-K.

Overview

Wayside Technology Group, Inc. (the “Company,” “we,” “our,” or “us”) is a value-added IT distribution and solutions company, primarily selling software and other third-party IT products and services through two reportable operating segments. Through our “Distribution” segment we sell products and services to corporate resellers, value added resellers (VARs), consultants and systems integrators worldwide, who in turn sell these products to end users. Through our “Solutions” segment we act as a cloud solutions provider and value-added reseller, selling computer software and hardware developed by others and provide technical services directly to end user customers worldwide. We offer an extensive line of products from leading software vendors and tools for virtualization/cloud computing, security, networking, storage and infrastructure management, application lifecycle management and other technically sophisticated domains as well as computer hardware. We market these products through creative marketing communications, including our web sites, local and on-line seminars, webinars, social media, direct e-mail, and printed materials.

We have subsidiaries in the United States, Canada, the Netherlands, the United Kingdom and Ireland, through which sales are made.

COVID-19

We continue to closely monitor the impact of the 2019 novel coronavirus, or COVID-19, pandemic on all aspects of our business. COVID-19 has resulted and will continue to result in significant economic disruption, which could also impact our business.

While we did not incur significant disruptions to our operations during the three months ended March 31, 2022 as a result of the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our business, liquidity or results of operations at this time.

This situation is changing rapidly, and additional impacts may arise that we are not aware of currently. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers and shareholders.

Inflation

We have historically not been adversely affected by inflation, as abrupt changes in technology, rapid changes in customer preferences, short product life cycles and evolving industry standards within the IT industry have generally caused the prices of the products we sell to decline. This requires us to sell new products and have growth in unit sales of existing products in order to increase our net sales. We believe that most price increases could be passed on to our customers, as prices charged by us are not set by long-term contracts; however, as a result of competitive pressure, there can be no assurance that the full effect of any such price increases could be passed on to our customers or cause a reduction in our customers spending.

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

Dividend Policy and Share Repurchase Program. Historically we have sought to return value to investors through the payment of quarterly dividends and share repurchases. Total dividends paid and shares repurchased were $0.7 million and $0.2 million, respectively, during the three months ended March 31, 2022. Total dividends paid and shares repurchased were $0.8 million and less than $0.1 million, respectively, during the three months ended March 31, 2021. The payment of future dividends and share repurchases is at the discretion of our Board of Directors and dependent on results of operations, projected capital requirements and other factors the Board of Directors may find relevant.

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

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Because these forward-looking statements are subject to risks and uncertainties, actual results could differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, but are not limited to, the continued acceptance of the Company’s distribution channel by vendors and customers, the timely availability and acceptance of new products, product mix, market conditions, competitive pricing pressures, contribution of key vendor relationships and support programs, including vendor rebates and discounts, as well as factors that affect the software industry in general and other factors generally. Currently, one of the most significant factors is the potential adverse effect of the current COVID-19 pandemic on the Company, the global economy and financial markets.  The extent to which COVID-19 impacts the Company will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, including the impact on our reseller partners and the end customer markets they serve, among others. We strongly urge current and prospective investors to carefully consider the cautionary statements and risk factors contained in this report and our annual report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 9, 2022.

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

Financial Overview

Net sales increased 14%, or $8.5 million, to $71.3 million for the three months ended March 31, 2022 compared to $62.8 million for the same period in the prior year. Gross profit increased 10%, or $1.2 million, to $12.0 million for the three months ended March 31, 2022 compared to $10.8 million for the same period in the prior year. Selling, general and administrative (“SG&A”) expenses decreased 2%, or $0.2 million, to $8.2 million for the three months ended March 31, 2022 compared to $8.4 million for the same period in the prior year. Amortization and depreciation expense decreased 11%, or less than $0.1 million, to $0.4 million for the three months ended March 31, 2022 compared to $0.4 million for the same period in the prior year. Net income for the three months ended March 31, 2022 was $2.7 million compared to $1.5 million for the same period in the prior year. Diluted income per share for the three months ended March 31, 2022 was $0.61 compared to $0.35 for the same period in the prior year.

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

Allowance for Accounts Receivable

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management determines the estimate of the allowance for doubtful accounts receivable by considering a number of factors, including historical experience, aging of the accounts receivable, and specific information obtained by the Company on the financial condition and the current creditworthiness of its customers. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At the time of sale, we record an estimate for sales returns based on historical experience. If actual sales returns are greater than estimated by management, additional expense may be incurred.

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

Foreign Exchange

The Company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. In cases where the Company is not able to create a natural hedge by maintaining offsetting asset and liability amounts in the same currency, it may enter into foreign exchange contracts, typically in the form of forward purchase agreements, to facilitate the hedging of foreign currency exposures to mitigate the impact of changes in foreign currency exchange rates. These contracts generally have terms of no more than two months. The Company does not apply hedge accounting to these contracts and therefore the changes in fair value are recorded in earnings. The Company does not enter into foreign exchange contracts for trading purposes and the risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the Company minimizes by limiting its counterparties to major financial institutions. There were no contracts outstanding as of March 31, 2022.

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Three months ended
	March 31,
	2022	2021
Net sales	100.0%	100.0%
Cost of sales	83.2	82.7
Gross profit	16.8	17.3
Selling, general and administrative expenses	11.6	13.4
Amortization and depreciation expense	0.5	0.6
Income from operations	4.7	3.2
Other income (expense)	0.2	(0.1)
Income before income taxes	4.9	3.1
Income tax provision	1.1	0.7
Net income	3.8%	2.4%

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

	Three months ended
	March 31,	March 31,
	2022	2021

Net sales	$71,319	$62,813
Adjusted gross billings (Non-GAAP)	$238,697	$210,861

Gross profit	$11,981	$10,843
Gross profit - Distribution	$9,593	$7,874
Gross profit - Solutions	$2,388	$2,969

Adjusted EBITDA (Non-GAAP)	$4,249	$2,647

Gross margin % - Adjusted gross billings (Non-GAAP)	5.0%	5.1%
Effective margin % - Adjusted EBITDA (Non-GAAP)	35.5%	24.4%

We consider gross profit growth and effective margin to be key metrics in evaluating our business. During the three months ended March 31, 2022, gross profit increased 10%, or $1.2 million, to $12.0 million compared to $10.8 million for the same period in the prior year while effective margin increased to 35.5% compared to 24.4% for the same period in the prior year.

Reconciliations of Non-GAAP Financial Measures

	Three months ended
	March 31,	March 31,
Reconciliation of net sales to adjusted gross billings (Non-GAAP):	2022	2021

Net sales	$71,319	$62,813
Costs of sales related to sales where the Company is an agent	167,378	148,048
Adjusted gross billings	$238,697	$210,861

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

	Three months ended
	March 31,	March 31,
Net income reconciled to adjusted EBITDA:	2022	2021

Net income	$2,712	$1,520
Provision for income taxes	796	431
Amortization and depreciation	357	399
Interest expense	15	18
EBITDA	3,880	2,368
Share-based compensation	369	279
Adjusted EBITDA	$4,249	$2,647

We define adjusted EBITDA, as net income, plus provision for income taxes, depreciation, amortization, share-based compensation and interest. We define effective margin as adjusted EBITDA as a percentage of gross profit. We provided a reconciliation of adjusted EBITDA to net income, which is the most directly comparable US GAAP measure. We use adjusted EBITDA as a supplemental measure of our performance to gain insight into our businesses profitability when compared to the prior year and our competitors. Adjusted EBITDA is also a component to our financial covenants in our credit facility. Our use of adjusted EBITDA has limitations, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under US GAAP. In addition, other companies, including companies in our industry, might calculate adjusted EBITDA, or similarly titled measures differently, which may reduce their usefulness as comparative measures.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Net Sales and Adjusted Gross Billings

Net sales for the three months ended March 31, 2022 increased 14%, or $8.5 million, to $71.3 million compared to $62.8 million for the same period in the prior year. Adjusted gross billings for the three months ended March 31, 2022 increased 13%, or $27.8 million, to $238.7 million compared to $210.9 million for the same period in the prior year. Adjusted gross billings and net sales increased at a similar rate due to consistency in the product mix between hardware sales, which are recorded on a gross basis, and security, maintenance and cloud products, which are recorded net of related cost of sales.

Distribution segment net sales for the three months ended March 31, 2022 increased 20%, or $11.0 million, to $65.8 million compared to $54.8 million for the same period in the prior year. Adjusted gross billings for the Distribution segment for the three months ended March 31, 2022 increased 15%, or $28.5 million, to $221.8 million compared to $193.3 million for the same period in the prior year. The increase in net sales and adjusted gross billings in our Distribution segment was due to organic growth from our existing vendor partnerships.

Solutions segment net sales for the three months ended March 31, 2022 decreased 31%, or $2.5 million, to $5.5 million compared to $8.0 million for the same period in the prior year. Adjusted gross billings for the Solutions segment for the three months ended March 31, 2022 decreased 4%, or $0.6 million, to $16.9 million compared to $17.5 million for the same period in the prior year. The decrease in net sales and adjusted gross billings in our Solutions segment was primarily due to the impact of a large one-time sale during the three months ended March 31, 2021.

During the three months ended March 31, 2022, the Company had two major customers that accounted for 24% and 14%, respectively, of our total net sales. The Company had two major customers that accounted for 20% and 13%, respectively, of its total net sales during the three months ended March 31, 2021. The Company had two major vendors that accounted for 22% and 10%, respectively, of total purchases during the three months ended March 31, 2022 and 24% and 19%, respectively, of total purchases during the three months ended March 31, 2021.

Gross Profit

Gross profit for the three months ended March 31, 2022 increased 10%, or $1.2 million, to $12.0 million compared to $10.8 million for the same period in the prior year.

Distribution segment gross profit for the three months ended March 31, 2022 increased 22%, or $1.7 million, to $9.6 million compared to $7.9 million for the same period in the prior year. The increase in Distribution segment gross profit was due to organic growth from our existing vendor partnerships and lower early pay discounts and other rebates and discounts offered to our customers as a percentage of adjusted gross billings.

Solutions segment gross profit for the three months ended March 31, 2022 decreased 20%, or $0.6 million, to $2.4 million compared to $3.0 million for the same period in the prior year. The decrease in gross profit in our Solutions segment was primarily due to the impact of a large one-time sale during the three months ended March 31, 2021.

Customer rebates and discounts for the three months ended March 31, 2022 were $1.9 million compared to $2.1 million for the same period in the prior year. Customer rebates and discounts vary based on terms of rebate and early pay discount programs offered to customers and timing of payments ultimately received from our customers.

Vendor rebates and discounts for the three months ended March 31, 2022 were $1.0 million compared to $0.9 million for the same period in the prior year. Vendor rebates are dependent on programs offered by our vendors and in some cases reaching certain volume targets set by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully. We anticipate that price competition in our market will continue in both of our business segments.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended March 31, 2022 decreased 2%, or $0.2 million, to $8.2 million compared to $8.4 million for the same period in the prior year. SG&A expenses were 3.5% of adjusted gross billings for the three months ended March 31, 2022, compared to 4.0% for the same period in the prior year.

The Company expects that its SG&A expenses, as a percentage of adjusted gross billings, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We plan to continue to expand our investment in business development, sales and marketing to maximize our market penetration.

Amortization and Depreciation Expense

Amortization and depreciation expense for the three months ended March 31, 2022 decreased 11%, or less than $0.1 million, to $0.4 million compared to $0.4 million for the same period in the prior year.

Income Taxes

For the three months ended March 31, 2022 and 2021, the Company recorded a provision for income taxes of $0.8 million and $0.4 million, respectively. The effective tax rate for the three months ended March 31, 2022 and 2021 was 22.7% and 22.1%, respectively. The change in the provision for income taxes was impacted by the result of changes in the mix of jurisdictions in which taxable income was earned.

Liquidity and Capital Resources

Our cash and cash equivalents increased to $37.0 million as of March 31, 2022 compared to $29.3 million as of December 31, 2021. The increase in cash and cash equivalents was primarily the result of $9.2 million of cash and cash equivalents provided by operating activities, $0.2 million of cash used in investing activities and $1.0 million of cash used for dividends.

Net cash and cash equivalents provided by operating activities for the three months ended March 31, 2022 was $9.2 million, comprised primarily of net income adjusted for non-cash items of $3.8 million and changes in operating assets and liabilities of $5.4 million.

Net cash and cash equivalents used in investing activities during the three months ended March 31, 2022 consisted of $0.2 million of purchases of fixed assets.

Net cash and cash equivalents used in financing activities during the three months ended March 31, 2022 was $1.0 million, comprised of dividend payments on our Common Stock of $0.8 million and purchases of treasury stock of $0.2 million.

On November 15, 2017, the Company entered into a $20,000,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Second Amended and Restated Revolving Credit Loan Agreement (the “Loan Agreement”), Second Amended and Restated Revolving Credit Loan Note (the “Note”), Second Amended and Restated Security Agreement and Second Amended and Restated Pledge and Security Agreement. On August 31, 2020, the Company entered into an amendment to the Credit Facility (the “Amended Credit Facility”) pursuant to a First Amendment to Second Amended and Restated Revolving Credit Loan Agreement and Other Loan Documents (the “Amended Loan Agreement”) and First Allonge to Second Amended and Restated Revolving Credit Loan Note (the “Amended Note”). The Amended Credit Facility, which will continue to be used for working capital and general corporate purposes, matures on June 30, 2023, at which time the Company must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any, fees, costs and expenses. As of March 31, 2022, no borrowings were outstanding under the Credit Facility.

On April 13, 2021, Wayside Technology UK Holdings Limited (“Wayside UK”), a wholly-owned subsidiary of the Company, entered into an uncommitted short term credit facility of £8,000,000 (“Uncommitted Credit Facility”) with Citibank N.A., London Branch (“Citibank London”) pursuant to certain terms and conditions. Obligations under the Uncommitted Credit Facility are guaranteed by the Company and will be used for working capital and general corporate purposes and have a maturity date of April 13, 2023, at which time Wayside UK must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any interest, fees, costs and expenses, if any. As of March 31, 2022, no borrowings were outstanding under the Uncommitted Credit Facility.

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

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the three months ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the repurchase of Common Stock by the Company and its affiliated purchasers during the first quarter of 2022.

ISSUER PURCHASE OF EQUITY SECURITIES

						Maximum
						Number of
				Total Number		Shares That
				of Shares		May Yet Be
				Purchased as		Purchased
	Total		Average	Part of Publicly		Under the
	Number		Price Paid	Announced	Average	Plans or
	of Shares		Per Share	Plans or	Price Paid	Programs
Period	Purchased		(2)	Programs	Per Share	(3)

January 1, 2022 - January 31, 2022	—		$—	—	$—	547,288
February 1, 2022 - February 28, 2022	5,174	(1)	$29.41	—	$—	547,288
March 1, 2022 - March 31, 2022	1,944	(1)	$32.84	—	$—	545,786
Total	7,118		$30.35	—	$—	545,786

(1)	Includes 5,616 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (3) below.

(2)	Average price paid per share reflects the closing price the Company’s Common Stock on the business date the shares were surrendered by the employee stockholder to satisfy individual tax withholding obligations upon vesting of Restricted Stock or the price of the Common Stock paid on the open market purchase, as applicable.

(3)	On December 3, 2014, the Board of Directors of the Company approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. On February 2, 2017, the Board of Directors of the Company approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. The Company expects to purchase shares of its Common Stock from time to time in the market or otherwise subject to market conditions. The Common Stock repurchase program does not have an expiration date.

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

31.2

Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Andrew Clark, the Vice President and Chief Financial Officer (principal financial officer) of the Company.

31.3

Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Matthew Sullivan, the Vice President and Chief Accounting Officer (principal accounting officer) of the Company.

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Dale Foster, the Chief Executive Officer (principal executive officer) of the Company.

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Andrew Clark, the Vice President and Chief Financial Officer (principal financial officer) of the Company.

32.3

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Matthew Sullivan, the Vice President and Chief Accounting Officer (principal accounting officer) of the Company.

101

The following financial information from Wayside Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Stockholders’ Equity, (4) Condensed Consolidated Statements of Comprehensive Income, (5) Condensed Consolidated Statements of Cash Flows, and (6) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

WAYSIDE TECHNOLOGY GROUP, INC

May 6, 2022	By:	/s/ Dale Foster
Date		Dale Foster, Chief Executive Officer (Principal Executive Officer)

May 6, 2022	By:	/s/ Andrew Clark
Date		Andrew Clark, Vice President and Chief Financial Officer (Principal Financial Officer)

May 6, 2022	By:	/s/ Matthew Sullivan
Date		Matthew Sullivan, Vice President and Chief Accounting Officer (Principal Accounting Officer)