Form 10-Q
period 2022-06-30
Wayside Technology Group, Inc.
filed 2022-08-04
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

There were 4,471,853 outstanding shares of common stock, par value $.01 per share (“Common Stock”) as of August 2, 2022.

Wayside Technology Group, Inc. and Subsidiaries

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$29,315	$29,272
Accounts receivable, net of allowance for doubtful accounts of $912 and $881, respectively	114,963	122,502
Inventory, net	1,703	2,022
Vendor prepayments and advances	924	661
Prepaid expenses and other current assets	3,006	4,871
Total current assets	149,911	159,328

Equipment and leasehold improvements, net	2,104	1,932
Goodwill	15,821	17,188
Other intangibles, net	8,876	9,950
Right-of-use assets, net	1,442	1,628
Accounts receivable-long-term, net	297	78
Other assets	432	459
Deferred income tax assets	120	189
Total assets	$179,003	$190,752
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$118,904	$134,271
Lease liability, current portion	488	475
Term loan, current portion	511	—
Total current liabilities	119,903	134,746

Lease liability, net of current portion	1,556	1,810
Deferred income tax liabilities	1,549	1,780
Term loan, net of current portion	1,554	—
Non-current liabilities	28	—
Total liabilities	124,590	138,336

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 5,284,500 shares issued: 4,459,096 and 4,424,672 shares outstanding, respectively	53	53
Additional paid-in capital	31,991	32,087
Treasury stock, at cost, 825,404 and 859,828 shares, respectively	(13,453)	(13,870)
Retained earnings	38,407	34,396
Accumulated other comprehensive loss	(2,585)	(250)
Total stockholders’ equity	54,413	52,416
Total liabilities and stockholders' equity	$179,003	$190,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

(Amounts in thousands, except per share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2022	2021	2022	2021

Net sales	$139,182	$138,163	$67,863	$75,350

Cost of sales	114,716	116,341	55,377	64,371

Gross profit	24,466	21,822	12,486	10,979

Selling, general, and administrative expenses	16,183	16,551	7,934	8,138

Amortization and depreciation expense	802	796	445	398

Income from operations	7,481	4,475	4,107	2,443

Other income:

Interest, net	(17)	301	(7)	291

Foreign currency transaction (loss) gain	(298)	(66)	(442)	25

Income before provision for income taxes	7,166	4,710	3,658	2,759

Provision for income taxes	1,663	1,399	867	968

Net income	$5,503	$3,311	$2,791	$1,791

Income per common share-Basic	$1.24	$0.76	$0.63	$0.41

Income per common share-Diluted	$1.24	$0.76	$0.63	$0.41

Weighted average common shares outstanding — Basic	4,315	4,254	4,321	4,260

Weighted average common shares outstanding — Diluted	4,315	4,254	4,321	4,260

Dividends paid per common share	$0.34	$0.34	$0.17	$0.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Six months ended		Three months ended
	June 30,		June 30,
	2022	2021	2022	2021

Net income	$5,503	$3,311	$2,791	$1,791

Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,335)	1,275	(1,709)	236
Other comprehensive (loss) income	(2,335)	1,275	(1,709)	236

Comprehensive income	$3,168	$4,586	$1,082	$2,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	(Loss) Income	Total
Balance at January 1, 2022	5,284,500	$53	$32,087	859,828	$(13,870)	$34,396	$(250)	$52,416
Net income	—	—	—	—	—	2,712	—	2,712
Translation adjustment	—	—	—	—	—	—	(626)	(626)
Dividends paid	—	—	—	—	—	(746)	—	(746)
Share-based compensation expense	—	—	369	—	—	—	—	369
Restricted stock grants (net of forfeitures)	—	—	(502)	(29,499)	502	—	—	—
Treasury shares repurchased	—	—	—	7,118	(216)	—	—	(216)
Balance at March 31, 2022	5,284,500	$53	$31,954	837,447	$(13,584)	$36,362	$(876)	$53,909
Net income	—	—	—	—	—	2,791	—	2,791
Translation adjustment	—	—	—	—	—	—	(1,709)	(1,709)
Dividends paid	—	—	—	—	—	(746)	—	(746)
Share-based compensation expense	—	—	345	—	—	—	—	345
Restricted stock grants (net of forfeitures)	—	—	(308)	(17,194)	308	—	—	—
Treasury shares repurchased	—	—	—	5,151	(177)	—	—	(177)
Balance at June 30, 2022	5,284,500	53	31,991	825,404	(13,453)	38,407	(2,585)	54,413

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	(Loss) Income	Total
Balance at January 1, 2021	5,284,500	53	31,962	922,503	(14,747)	28,191	(742)	$44,717
Net income	—	—	—	—	—	1,520	—	1,520
Translation adjustment	—	—	—	—	—	—	1,039	1,039
Dividends paid	—	—	—	—	—	(750)	—	(750)
Share-based compensation expense	—	—	279	—	—	—	—	279
Restricted stock grants (net of forfeitures)	—	—	(883)	(52,190)	883	—	—	—
Treasury shares repurchased	—	—	—	2,990	(57)	—	—	(57)
Balance at March 31, 2021	5,284,500	$53	$31,358	873,303	$(13,921)	$28,961	$297	$46,748
Net income	—	—	—	—	—	1,791	—	1,791
Translation adjustment	—	—	—	—	—	—	236	236
Dividends paid	—	—	—	—	—	(749)	—	(749)
Share-based compensation expense	—	—	337	—	—	—	—	337
Restricted stock grants (net of forfeitures)	—	—	342	20,184	(342)	—	—	—
Treasury shares repurchased	—	—	—	5,228	(130)	—	—	(130)
Balance at June 30, 2021	5,284,500	53	32,037	898,715	(14,393)	30,003	533	48,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six months ended
	June 30,
	2022	2021
Cash flows from operating activities
Net income	$5,503	$3,311
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization expense	802	796
Provision for doubtful accounts	11	—
Deferred income tax expense	14	333
Share-based compensation expense	714	616
Amortization of discount on accounts receivable	(10)	(42)
Amortization of right-of-use assets	220	240
Change in fair value of contingent earn-out consideration	—	18
Changes in operating assets and liabilities:
Accounts receivable	5,929	(7,395)
Inventory	316	830
Prepaid expenses and other current assets	1,851	(48)
Vendor prepayments	(263)	790
Accounts payable and accrued expenses	(13,585)	175
Lease liability, net	(276)	(288)
Other assets and liabilities	43	(242)
Net cash and cash equivalents provided by (used in) operating activities	1,269	(906)

Cash flows from investing activities
Purchase of equipment and leasehold improvements	(652)	(169)
Vendor advances	—	(2,994)
Net cash and cash equivalents used in investing activities	(652)	(3,163)

Cash flows from financing activities
Purchase of treasury stock	(394)	(187)
Borrowings under term loan	2,148	—
Repayments of borrowings under term loan	(83)	—
Dividends paid	(1,492)	(1,499)
Net cash and cash equivalents provided by (used in) financing activities	179	(1,686)

Effect of foreign exchange rate on cash and cash equivalents	(753)	188

Net increase (decrease) in cash and cash equivalents	43	(5,567)
Cash and cash equivalents at beginning of period	29,272	29,348
Cash and cash equivalents at end of period	$29,315	$23,781

Supplementary disclosure of cash flow information:
Income taxes paid	$1,520	$1,026
Interest paid	$29	$21

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wayside Technology Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2022

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

3.         Foreign Currency Translation:

Assets and liabilities of the Company’s foreign subsidiaries have been translated using the end of the reporting period exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period. Foreign currency transaction gains and losses are recorded as income or expenses as amounts are settled. The net sales from our foreign operations for the three months ended June 30, 2022 and 2021 were $14.2 million and $15.2. million, respectively. The net sales from our foreign operations for the six months ended June 30, 2022 and 2021 were $29.9 million and $32.0 million, respectively.

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

The Company considers shipping and handling activities as costs to fulfill the sales of products. Shipping revenue is included in net sales when control of the product is transferred to the customer, and the related shipping and handling costs are included in the cost of products sold. Taxes imposed by governmental authorities on the Company’s revenue producing activities with customers, such as sales taxes and value added taxes, are excluded from net sales.

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

6.            Goodwill and Other Intangible Assets:

The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 30, 2022:

Balance at January 1, 2022	$17,188
Translation adjustments	(1,367)
Balance June 30, 2022	$15,821

Information related to the Company’s other intangibles, net is as follows:

	As of June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	$9,852	$1,391	$8,461
Trade name	467	52	415
Total	$10,319	$1,443	$8,876

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	$10,550	$1,079	$9,471
Trade name	519	40	479
Total	$11,069	$1,119	$9,950

Customer relationships are amortized over thirteen years. Vendor relationships are amortized between eleven and fifteen years. Trade name is amortized over fifteen years.

During the three months ended June 30, 2022 and 2021, the Company recognized total amortization expense for other intangibles, net of $0.2 million, respectively. During the six months ended June 30, 2022 and 2021, the Company recognized total amortization expense for other intangibles, net of $0.4 million and $0.5 million, respectively.

Estimated future amortization expense of the Company’s other intangibles, net as of June 30, 2022 is as follows:

2022 (excluding the six months ended June 30, 2022)	$378
2023	757
2024	757
2025	757
2026	757
Thereafter	5,470
Total	$8,876

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

Information related to the Company’s ROU assets and related lease liabilities were as follows:

	Six months ended
	June 30,
	2022	2021
Cash paid for operating lease liabilities	$314	$319
Right-of-use assets obtained in exchange for new operating lease obligations	$63	$38
Weighted-average remaining lease term	4.6 years	5.6 years
Weighted-average discount rate	3.4%	3.5%

Maturities of lease liabilities as of June 30, 2022 were as follows:

2022 (excluding the six months ended June 30, 2022)	$268
2023	623
2024	539
2025	547
2026	545
Thereafter	125
2,647
Less: imputed interest	(603)
Total lease liabilities	$2,044

Lease liabilities, current portion	488
Lease liabilities, net of current portion	1,556
Total lease liabilities	$2,044

8.            Fair Value:

The carrying amounts of financial instruments, including cash and cash equivalents, short-term accounts receivable and accounts payable approximated fair value at June 30, 2022 and December 31, 2021 because of the relative short maturity of these instruments. The Company’s accounts receivable long-term are discounted to their present value at prevailing market rates at the time of sale.

9.           Balance Sheet Detail:

Equipment and leasehold improvements consist of the following:

	June 30,	December 31,
	2022	2021
Equipment	$2,674	$2,627
Capitalized software	1,179	816
Leasehold improvements	1,846	1,762
	5,699	5,205
Less accumulated depreciation and amortization	(3,595)	(3,273)
	$2,104	$1,932

During the three months ended June 30, 2022 and 2021, the Company recorded depreciation and amortization expense of $0.2 million, respectively. During the six months ended June 30, 2022 and 2021, the Company recorded depreciation and amortization expense of $0.4 million and $0.3 million, respectively.

In limited circumstances, the Company offers extended payment terms to customers for periods of 12 to 24 months. The related customer receivables are classified as accounts receivable long-term and discounted to their present value at prevailing market rates at the time of sale. In subsequent periods, the accounts receivable is increased to the amounts due and payable by the customers through the accretion of interest income on the unpaid accounts receivable due in future years. The amounts under these long-term accounts receivable due within one year are reclassified to the current portion of accounts receivable. At times the Company sells receivables to a financial institution on a non-recourse basis for cash, less a discount. The net proceeds from such sales are included in the operating section of the statement of cash flows as changes in accounts receivable. Accounts receivable long term, net consists of the following:

	June 30,	December 31,
	2022	2021
Total amount due from customer	$690	$484
Less: unamortized discount	(38)	(8)
Less: current portion included in accounts receivable	(355)	(398)
	$297	$78

The undiscounted cash flows to be received by the Company relating to these accounts receivable long-term is expected to be $0.4 million and $0.3 million during each of the 12-month periods ending June 30, 2023 and 2024, respectively.

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2022	2021
Trade accounts payable	$112,718	$125,908
Accrued expenses	6,186	8,363
	$118,904	$134,271

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

Among other affirmative covenants set forth in the Loan Agreement, which were not amended as part of the Amended Credit Facility, the Company must maintain (i) a minimum Debt Service Coverage Ratio (as defined in the Loan Agreement) of not less than 2.0 to 1.0, (ii) a maximum Leverage Ratio (as defined in the Loan Agreement) of at least 2.5 to 1.0, and (iii) a minimum Collateral Coverage Ratio (as defined in the Loan Agreement) of not less than 1.5 to 1.0. Additionally, the Loan Agreement contains negative covenants, which were not amended as part of the Amended Credit Facility, prohibiting, among other things, the creation of certain liens, the alteration of the nature or character of the Company’s business, and transactions with the Company’s shareholders, directors, officers, subsidiaries and/or affiliates other than with respect to (i) the repurchase of the issued and outstanding capital stock of the Company from the stockholders of the Company or (ii) the declaration and payment of dividends to the stockholders of the Company. The Company was in compliance with all such covenants at June 30, 2022 and December 31, 2021.

At June 30, 2022 and December 31, 2021, the Company had no borrowings outstanding under the Amended Credit Facility.

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

At June 30, 2022 and December 31, 2021, Wayside UK had no borrowings outstanding under the Uncommitted Credit Facility.

On April 8, 2022, the Company entered into a $2,148,000 term loan (the “Term Loan”) with First American Commercial Bancorp, Inc. (“First American”) pursuant to a Master Loan and Security Agreement. The proceeds from the Term Loan will be used to fund certain capital expenditures. The borrowing under the Term Loan bears interest at a rate of 3.73% per annum and is being repaid over forty-eight monthly installments of principal and interest through April 2026.

At June 30, 2022, the Company had $2.1 million outstanding under the Term Loan. There were no amounts outstanding under the Term Loan at December 31, 2021.

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	(Unaudited)		(Unaudited)
	Six months ended		Three months ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net income	$5,503	$3,311	$2,791	$1,791

Less distributed and undistributed income allocated to participating securities	143	119	73	42

Net income attributable to common shareholders	5,360	3,192	2,718	1,749

Denominator:
Weighted average common shares (Basic)	4,315	4,254	4,321	4,260

Weighted average common shares including assumed conversions (Diluted)	4,315	4,254	4,321	4,260

Basic net income per share	$1.24	$0.76	$0.63	$0.41
Diluted net income per share	$1.24	$0.76	$0.63	$0.41

12.        Major Customers and Vendors:

The Company had two major vendors that accounted for 16% and 9%, respectively, of total purchases during the three months ended June 30, 2022 and 18% and 12%, respectively, of total purchases during the three months ended June 30, 2021. The Company had two major vendors that accounted for 19% and 9%, respectively, of total purchases during the six months ended June 30, 2022 and 21% and 9%, respectively, of total purchases during the six months ended June 30, 2021.

The Company had two major customers that accounted for 21% and 20%, respectively, of its net sales during the three months ended June 30, 2022 and 17% and 17%, respectively, of its net sales during the three months ended June 30, 2021. The Company had two major customers that accounted for 23% and 18%, respectively, of its net sales during the six months ended June 30, 2022 and 18% and 15%, respectively, of its net sales during the six months ended June 30, 2021. These same customers accounted for 20% and 17%, respectively, of total net accounts receivable as of June 30, 2022 and 18% and 22%, respectively, of total net accounts receivable as of December 31, 2021.

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

14.          Stockholders’ Equity and Stock Based Compensation:

The 2021 Omnibus Incentive Plan (the “2021 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The 2021 Plan was approved by the Company’s stockholders at the 2021 Annual Meeting in June 2021. The total number of shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) initially available for award under the 2021 Plan was 500,000 shares. As of June 30, 2022, the number of shares of Common Stock available for future award grants to employees, officers and directors under the 2021 Plan is 401,350.

The 2012 Stock-Based Compensation Plan (the “2012 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of the Company’s Common Stock initially available for award under the 2012 Plan was 600,000, which was increased to 1,000,000 shares by stockholder approval at the Company’s 2018 Annual Meeting in June 2018. Immediately prior to the replacement of the 2012 Plan by the 2021 Plan, there were 352,158 shares of Common Stock available under the 2012 Plan. The 2012 Plan has been replaced by the 2021 Plan and none of the remaining shares of Common Stock authorized under the 2012 Plan will be transferred to or used under the 2021 Plan nor will any awards under the 2012 Plan that are forfeited increase the shares available for awards under the 2021 Plan. As of June 30, 2022, the number of shares of Common Stock available under the 2012 Plan was zero.

During the six months ended June 30, 2022, the Company granted a total of 50,749 shares of Restricted Stock to officers and employees. These shares of Restricted Stock vest over time in sixteen equal quarterly installments. During the six months ended June 30, 2022, a total of 4,056 shares of Restricted Stock were forfeited.

During the six months ended June 30, 2021, the Company granted a total of 52,190 shares of Restricted Stock to officers. These shares of Restricted Stock vest over time in sixteen equal quarterly installments. During the six months ended June 30, 2021, a total of 20,184 shares of Restricted Stock were forfeited.

A summary of nonvested shares of Restricted Stock awards outstanding under the 2012 and 2021 Plans as of June 30, 2022, and changes during the six months then ended is as follows:

		Weighted
		Average Grant
		Date
	Shares	Fair Value
Nonvested shares at January 1, 2022	122,102	$18.35
Granted in 2022	50,749	31.66
Vested in 2022	(32,886)	19.08
Forfeited in 2022	(4,056)	19.20
Nonvested shares at June 30, 2022	135,909	$23.12

As of June 30, 2022, there is approximately $2.9 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.0 years.

During the three months ended June 30, 2022 and 2021, the Company recognized share-based compensation expense of $0.3 million, respectively. During the six months ended June 30, 2022 and 2021, the Company recognized share-based compensation of $0.7 million and $0.6 million, respectively.

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

	Six months ended		Three months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Sales:
Distribution	$128,775	$124,692	$62,992	$69,872
Solutions	10,407	13,471	4,871	5,478
	139,182	138,163	67,863	75,350
Gross Profit:
Distribution	$19,852	$16,688	$10,259	$8,814
Solutions	4,614	5,134	2,227	2,165
	24,466	21,822	12,486	10,979
Direct Costs:
Distribution	$7,251	$7,590	$3,587	$3,677
Solutions	2,148	2,528	1,010	1,120
	9,399	10,118	4,597	4,797
Segment Income Before Taxes: (1)
Distribution	$12,601	$9,098	$6,672	$5,137
Solutions	2,466	2,606	1,217	1,045
Segment Income Before Taxes	15,067	11,704	7,889	6,182

General and administrative	$6,784	$6,433	$3,337	$3,341
Amortization and depreciation expense	802	796	445	398
Interest, net	(17)	301	(7)	291
Foreign currency transaction (loss) gain	(298)	(66)	(442)	25
Income before taxes	$7,166	$4,710	$3,658	$2,759

(1)	Excludes general corporate expenses including interest and foreign currency transaction (loss) gain.

	As of	As of
	June 30,	December 31,
Selected Assets by Segment:	2022	2021

Distribution	$125,277	$133,506
Solutions	17,307	18,895
Segment Select Assets	142,584	152,401
Corporate Assets	36,419	38,351
Total Assets	$179,003	$190,752

Geographic areas and net sales mix related to operations for the three and six months ended June 30, 2022 and 2021 were as follows. Revenue is allocated to a geographic area based on the location of the sale, which is generally the customer’s country of domicile.

	Six months ended			Three months ended
	June 30, 2022			June 30, 2022
	Distribution	Solutions	Total	Distribution	Solutions	Total
Geography
USA	$104,523	$4,803	$109,326	$51,407	$2,291	$53,698
Europe and United Kingdom	13,319	4,739	18,058	5,883	2,182	8,065
Canada	10,933	865	11,798	5,702	398	6,100
Total net sales	$128,775	$10,407	$139,182	$62,992	$4,871	$67,863

Timing of Revenue Recognition
Transferred at a point in time where the Company is principal (1)	$114,937	$7,093	$122,030	$55,797	$3,083	$58,880
Transferred at a point in time where the Company is agent (2)	13,838	3,314	17,152	7,195	1,788	8,983
Total net sales	$128,775	$10,407	$139,182	$62,992	$4,871	$67,863

	Six months ended			Three months ended
	June 30, 2021			June 30, 2021
	Distribution	Solutions	Total	Distribution	Solutions	Total
Geography
USA	$99,049	$7,164	$106,213	$57,964	$2,185	$60,149
Europe and United Kingdom	12,969	5,571	18,540	5,724	2,827	8,551
Canada	12,674	736	13,410	6,184	466	6,650
Total net sales	$124,692	$13,471	$138,163	$69,872	$5,478	$75,350

Timing of Revenue Recognition
Transferred at a point in time where the Company is principal (1)	$113,240	$9,897	$123,137	$63,882	$3,746	$67,628
Transferred at a point in time where the Company is agent (2)	11,452	3,574	15,026	5,990	1,732	7,722
Total net sales	$124,692	$13,471	$138,163	$69,872	$5,478	$75,350

(1)	Includes net sales from third-party hardware and software products.

(2)	Includes net sales from third-party maintenance, software support and services.

Geographic identifiable assets related to operations as of June 30, 2022 and December 31, 2021 were as follows.

	June 30,	December 31,
Identifiable Assets by Geographic Areas	2022	2021
USA	$116,346	$122,445
Canada	23,093	24,923
Europe and United Kingdom	39,564	43,384
Total	$179,003	$190,752

16.          Related Party Transactions:

The Company made sales to a customer where a member of our Board of Directors was formerly an executive. This member of our Board of Directors employment with the customer ended during the three months ended June 30, 2022. During the three months ended June 30, 2022 and 2021, net sales to this customer totaled approximately $0.1 million, respectively. During the six months ended June 30, 2022 and 2021, net sales to this customer totaled approximately $0.2 million, respectively. Amounts due from this customer as of June 30, 2022 and December 31, 2021 were less than $0.1 million and zero, respectively, which were settled in cash subsequent to each period end.

The Company made sales to a customer where a family member of one of our executives has a minority ownership position. During the three months ended June 30, 2022 and 2021, net sales to this customer totaled approximately $0.7 million and zero, respectively. During the six months ended June 30, 2022 and 2021, net sales to this customer totaled approximately $1.0 million and zero, respectively. Amounts due from this customer as of June 30, 2022 and December 31, 2021 were approximately $0.2 million and $0.2 million, respectively, which were or are expected to be settled in cash subsequent to each period end. The Company also had accrued referral fees that it owed to this customer totaling $0.1 million as of December 31, 2021, which were settled in cash subsequent to the period end.

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

While we did not incur significant disruptions to our operations during the three months ended June 30, 2022 as a result of the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our business, liquidity or results of operations at this time.

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

Dividend Policy and Share Repurchase Program. Historically we have sought to return value to investors through the payment of quarterly dividends and share repurchases. Total dividends paid and shares repurchased were $0.7 million and $0.2 million, respectively, during the three months ended June 30, 2022. Total dividends paid and shares repurchased were $0.7 million and $0.1 million, respectively, during the three months ended June 30, 2021. The payment of future dividends and share repurchases is at the discretion of our Board of Directors and dependent on results of operations, projected capital requirements and other factors the Board of Directors may find relevant.

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

Financial Overview

Net sales decreased 10%, or $7.5 million, to $67.9 million for the three months ended June 30, 2022 compared to $75.4 million for the same period in the prior year. Gross profit increased 14%, or $1.5 million, to $12.5 million for the three months ended June 30, 2022 compared to $11.0 million for the same period in the prior year. Selling, general and administrative (“SG&A”) expenses decreased 3%, or $0.2 million, to $7.9 million for the three months ended June 30, 2022 compared to $8.1 million for the same period in the prior year. Amortization and depreciation expense increased 12%, or less than $0.1 million, to $0.4 million for the three months ended June 30, 2022 compared to $0.4 million for the same period in the prior year. Net income for the three months ended June 30, 2022 was $2.8 million compared to $1.8 million for the same period in the prior year. Diluted income per share for the three months ended June 30, 2022 was $0.63 compared to $0.41 for the same period in the prior year.

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

Foreign Exchange

The Company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. In cases where the Company is not able to create a natural hedge by maintaining offsetting asset and liability amounts in the same currency, it may enter into foreign exchange contracts, typically in the form of forward purchase agreements, to facilitate the hedging of foreign currency exposures to mitigate the impact of changes in foreign currency exchange rates. These contracts generally have terms of no more than two months. The Company does not apply hedge accounting to these contracts and therefore the changes in fair value are recorded in earnings. The Company does not enter into foreign exchange contracts for trading purposes and the risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the Company minimizes by limiting its counterparties to major financial institutions. There were no contracts outstanding as of June 30, 2022.

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Six months ended		Three months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.4	84.2	81.6	85.4
Gross profit	17.6	15.8	18.4	14.6
Selling, general and administrative expenses	11.6	12.0	11.7	10.8
Amortization and depreciation expense	0.6	0.6	0.7	0.5
Income from operations	5.4	3.2	6.1	3.2
Other income (expense)	(0.2)	0.2	(0.7)	0.4
Income before income taxes	5.1	3.4	5.4	3.7
Income tax provision	1.2	1.0	1.3	1.3
Net income	4.0%	2.4%	4.1%	2.4%

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

	Six months ended		Three months ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

Net sales	$139,182	$138,163	$67,863	$75,350
Adjusted gross billings (Non-GAAP)	$480,510	$445,981	$241,813	$235,120

Gross profit	$24,466	$21,822	$12,486	$10,979
Gross profit - Distribution	$19,852	$16,688	$10,259	$8,814
Gross profit - Solutions	$4,614	$5,134	$2,227	$2,165

Adjusted EBITDA (Non-GAAP)	$8,722	$6,158	$4,471	$3,512

Gross margin % - Adjusted gross billings (Non-GAAP)	5.1%	4.9%	5.2%	4.7%
Effective margin % - Adjusted EBITDA (Non-GAAP)	35.6%	28.2%	35.8%	32.0%

We consider gross profit growth and effective margin to be key metrics in evaluating our business. During the three months ended June 30, 2022, gross profit increased 14%, or $1.5 million, to $12.5 million compared to $11.0 million for the same period in the prior year while effective margin increased to 36.4% compared to 32.0% for the same period in the prior year. During the six months ended June 30, 2022, gross profit increased 12%, or $2.7 million, to $24.5 million compared to $21.8 million for the same period in the prior year while effective margin increased to 36.0% compared to 28.2% for the same period in the prior year.

Reconciliations of Non-GAAP Financial Measures

	Six months ended		Three months ended
	June 30,	June 30,	June 30,	June 30,
Reconciliation of net sales to adjusted gross billings (Non-GAAP):	2022	2021	2022	2021

Net sales	$139,182	$138,163	$67,863	$75,350
Costs of sales related to sales where the Company is an agent	341,328	307,818	173,950	159,770
Adjusted gross billings	$480,510	$445,981	$241,813	$235,120

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

	Six months ended		Three months ended
	June 30,	June 30,	June 30,	June 30,
Net income reconciled to adjusted EBITDA:	2022	2021	2022	2021

Net income	$5,503	$3,311	$2,791	$1,791
Provision for income taxes	1,663	1,399	867	968
Amortization and depreciation	802	796	445	398
Interest expense	40	36	24	18
EBITDA	8,008	5,542	4,127	3,175
Share-based compensation	714	616	344	337
Adjusted EBITDA	$8,722	$6,158	$4,471	$3,512

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

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Net Sales and Adjusted Gross Billings

Net sales for the three months ended June 30, 2022 decreased 10%, or $7.5 million, to $67.9 million compared to $75.4 million for the same period in the prior year. Adjusted gross billings for the three months ended June 30, 2022 increased 3%, or $6.7 million, to $241.8 million compared to $235.1 million for the same period in the prior year. Adjusted gross billings increased while net sales decreased due to differences in the product mix between the two periods and an unfavorable impact of foreign exchange rates. During the three months ended June 30, 2022, adjusted gross billings included a greater percentage of security, maintenance and cloud products, which are recorded net of related cost of sales, while during the three months ended June 30, 2021, adjusted gross billings included a greater percentage of hardware and software products, which are recorded on a gross basis.

Distribution segment net sales for the three months ended June 30, 2022 decreased 10%, or $6.9 million, to $63.0 million compared to $69.9 million for the same period in the prior year. Adjusted gross billings for the Distribution segment for the three months ended June 30, 2022 increased 3%, or $6.7 million, to $226.1 million compared to $219.4 million for the same period in the prior year. Adjusted gross billings increased while net sales decreased due to the aforementioned differences in the product mix between the two periods in our Distribution segment.

Solutions segment net sales for the three months ended June 30, 2022 decreased 11%, or $0.6 million, to $4.9 million compared to $5.5 million for the same period in the prior year. Adjusted gross billings for the Solutions segment for the three months ended June 30, 2022 remained consistent at $15.7 million with the same period in the prior year. Adjusted gross billings remained consistent with the same period in the prior year while net sales decreased due to the aforementioned differences in the product mix between the two periods in our Distribution segment.

During the three months ended June 30, 2022, the Company had two major customers that accounted for 21% and 20%, respectively, of our total net sales. The Company had two major customers that accounted for 17% and 17%, respectively, of our total net sales during the three months ended June 30, 2021. The Company had two major vendors that accounted for 16% and 9%, respectively, of total purchases during the three months ended June 30, 2022 and 18% and 12%, respectively, of total purchases during the three months ended June 30, 2021.

Gross Profit

Gross profit for the three months ended June 30, 2022 increased 14%, or $1.5 million, to $12.5 million compared to $11.0 million for the same period in the prior year.

Distribution segment gross profit for the three months ended June 30, 2022 increased 16%, or $1.5 million, to $10.3 million compared to $8.8 million for the same period in the prior year. The increase in Distribution segment gross profit was due to organic growth from our existing vendor partnerships and lower early pay discounts and fewer other rebates and discounts offered to our customers as a percentage of adjusted gross billings.

Solutions segment gross profit for the three months ended June 30, 2022 remained consistent at $2.2 million with the same period in the prior year.

Customer rebates and discounts for the three months ended June 30, 2022 were $1.8 million compared to $2.5 million for the same period in the prior year. Customer rebates and discounts vary based on terms of rebate and early pay discount programs offered to customers and timing of payments ultimately received from our customers.

Vendor rebates and discounts for the three months ended June 30, 2022 were $1.6 million compared to $1.1 million for the same period in the prior year. Vendor rebates are dependent on programs offered by our vendors and in some cases reaching certain volume targets set by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended June 30, 2022 decreased 3%, or $0.2 million, to $7.9 million compared to $8.1 million for the same period in the prior year. SG&A expenses were 3.2% of adjusted gross billings for the three months ended June 30, 2022, compared to 3.5% for the same period in the prior year.

The decrease in SG&A expenses were primarily due to a decrease in personnel costs compared to the same period in the prior year. The Company expects that its SG&A expenses, as a percentage of adjusted gross billings, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives.

Amortization and Depreciation Expense

Amortization and depreciation expense for the three months ended June 30, 2022 increased 12%, or less than $0.1 million, to $0.4 million compared to $0.4 million for the same period in the prior year.

Income Taxes

For the three months ended June 30, 2022 and 2021, the Company recorded a provision for income taxes of $0.9 million and $1.0 million, respectively. The effective tax rate for the three months ended June 30, 2022 and 2021 was 23.7% and 35.1%, respectively. The provision for income taxes in the prior year was impacted by a deferred tax adjustment due to an increase in the corporate tax rate in a foreign jurisdiction the Company operates in that will impact the rate at which deferred taxes are reversed in future periods.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Net Sales and Adjusted Gross Billings

Net sales for the six months ended June 30, 2022 increased 1%, or $1.0 million, to $139.2 million compared to $138.2 million for the same period in the prior year. Adjusted gross billings for the six months ended June 30, 2022 increased 8%, or $34.5 million, to $480.5 million compared to $446.0 million for the same period in the prior year. Adjusted gross billings increased while net sales decreased due to differences in the product mix between the two periods and an unfavorable impact of foreign exchange rates. During the six months ended June 30, 2022, adjusted gross billings included a greater percentage of security, maintenance and cloud products, which are recorded net of related cost of sales, while during the six months ended June 30, 2021, adjusted gross billings included a greater percentage of hardware and software products, which are recorded on a gross basis.

Distribution segment net sales for the six months ended June 30, 2022 increased 3%, or $4.1 million, to $128.8 million compared to $124.7 million for the same period in the prior year. Adjusted gross billings for the Distribution segment for the six months ended June 30, 2022 increased 9%, or $35.2 million, to $447.9 million compared to $412.7 million for the same period in the prior year. Adjusted gross billings increased at a greater rate than the increase in net sales due to the aforementioned differences in the product mix between the two periods in our Distribution segment.

Solutions segment net sales for the six months ended June 30, 2022 decreased 23%, or $3.1 million, to $10.4 million compared to $13.5 million for the same period in the prior year. Adjusted gross billings for the Solutions segment for the six months ended June 30, 2022 decreased 2%, or $0.6 million, to $32.6 million compared to $33.2 million for the same period in the prior year. Adjusted gross billings decreased at a greater rate than the decrease in net sales due to the aforementioned differences in the product mix between the two periods in our Distribution segment.

During the six months ended June 30, 2022, the Company had two major customers that accounted for 23% and 18%, respectively, of our total net sales. The Company had two major customers that accounted for 18% and 15%, respectively, of our total net sales during the six months ended June 30, 2021. The Company had two major vendors that accounted for 19% and 9%, respectively, of total purchases during the six months ended June 30, 2022 and 21% and 9%, respectively, of total purchases during the six months ended June 30, 2021.

Gross Profit

Gross profit for the six months ended June 30, 2022 increased 12%, or $2.7 million, to $24.5 million compared to $21.8 million for the same period in the prior year.

Distribution segment gross profit for the six months ended June 30, 2022 increased 19%, or $3.2 million, to $19.9 million compared to $16.7 million for the same period in the prior year. The increase in Distribution segment gross profit was due to organic growth from our existing vendor partnerships and lower early pay discounts and other rebates and discounts offered to our customers as a percentage of adjusted gross billings.

Solutions segment gross profit for the six months ended June 30, 2022 decreased 10%, or $0.5 million, to $4.6 million compared to $5.1 million for the same period in the prior year.

Customer rebates and discounts for the six months ended June 30, 2022 were $3.7 million compared to $4.5 million for the same period in the prior year. Customer rebates and discounts vary based on terms of rebate and early pay discount programs offered to customers and timing of payments ultimately received from our customers.

Vendor rebates and discounts for the six months ended June 30, 2022 were $2.6 million compared to $1.9 million for the same period in the prior year. Vendor rebates are dependent on programs offered by our vendors and in some cases reaching certain volume targets set by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully.

Selling, General and Administrative Expenses

SG&A expenses for the six months ended June 30, 2022 decreased 3%, or $0.5 million, to $16.1 million compared to $16.6 million for the same period in the prior year. SG&A expenses were 3.4% of adjusted gross billings for the six months ended June 30, 2022, compared to 3.7% for the same period in the prior year.

The decrease in SG&A expenses were primarily due to a decrease in personnel costs compared to the same period in the prior year. The Company expects that its SG&A expenses, as a percentage of adjusted gross billings, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives.

Amortization and Depreciation Expense

Amortization and depreciation expense for the six months ended June 30, 2022 remained consistent at $0.8 million with the same period in the prior year.

Income Taxes

For the six months ended June 30, 2022 and 2021, the Company recorded a provision for income taxes of $1.7 million and $1.4 million, respectively. The effective tax rate for the six months ended June 30, 2022 and 2021 was 23.2% and 29.7%, respectively. The provision for income taxes in the prior year was impacted by a deferred tax adjustment due to an increase in the corporate tax rate in a foreign jurisdiction the Company operates in that will impact the rate at which deferred taxes are reversed in future periods.

Liquidity and Capital Resources

Our cash and cash equivalents as of June 30, 2022 remained consistent at $29.3 million compared to as of December 31, 2021.

Net cash and cash equivalents provided by operating activities for the six months ended June 30, 2022 was $1.3 million, comprised primarily of net income adjusted for non-cash items of $7.3 million and changes in operating assets and liabilities of $6.0 million.

Net cash and cash equivalents used in investing activities during the six months ended June 30, 2022 consisted of $0.7 million of purchases of fixed assets.

Net cash and cash equivalents provided by financing activities during the six months ended June 30, 2022 was $0.2 million, comprised of borrowings under term loan, net of $2.1 million, dividend payments on our Common Stock of $1.5 million and purchases of treasury stock of $0.4 million.

On November 15, 2017, the Company entered into a $20,000,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Second Amended and Restated Revolving Credit Loan Agreement (the “Loan Agreement”), Second Amended and Restated Revolving Credit Loan Note (the “Note”), Second Amended and Restated Security Agreement and Second Amended and Restated Pledge and Security Agreement. On August 31, 2020, the Company entered into an amendment to the Credit Facility (the “Amended Credit Facility”) pursuant to a First Amendment to Second Amended and Restated Revolving Credit Loan Agreement and Other Loan Documents (the “Amended Loan Agreement”) and First Allonge to Second Amended and Restated Revolving Credit Loan Note (the “Amended Note”). The Amended Credit Facility, which will continue to be used for working capital and general corporate purposes, matures on June 30, 2023, at which time the Company must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any, fees, costs and expenses. As of June 30, 2022, no borrowings were outstanding under the Credit Facility.

On April 13, 2021, Wayside Technology UK Holdings Limited (“Wayside UK”), a wholly-owned subsidiary of the Company, entered into an uncommitted short term credit facility of £8,000,000 (“Uncommitted Credit Facility”) with

Citibank N.A., London Branch (“Citibank London”) pursuant to certain terms and conditions. Obligations under the Uncommitted Credit Facility are guaranteed by the Company and will be used for working capital and general corporate purposes and have a maturity date of April 13, 2023, at which time Wayside UK must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any interest, fees, costs and expenses, if any. As of June 30, 2022, no borrowings were outstanding under the Uncommitted Credit Facility.

On April 8, 2022, the Company entered into a $2,148,000 term loan (the “Term Loan”) with First American Commercial Bancorp, Inc. (“First American”) pursuant to a Master Loan and Security Agreement. The proceeds from the Term Loan will be used to fund certain capital expenditures. The borrowing under the Term Loan bears interest at a rate of 3.73% per annum and is being repaid over forty-eight monthly installments of principal and interest through April 2026.  As of June 30, 2022, the Company had $2.1 million outstanding under the Term Loan.

We anticipate that our working capital needs will increase as we invest in the growth of our business. We believe that the funds held in cash and cash equivalents and our unused borrowings under our Credit Facility and Uncommitted Credit Facility will be sufficient to fund our working capital and cash requirements for the next 12 months.

Foreign Exchange

The Company’s foreign subsidiaries are subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. We are subject to fluctuations primarily in the Canadian Dollar, Euro Dollar and British Pound-to-U.S. Dollar exchange rate.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the three months ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the repurchase of Common Stock by the Company and its affiliated purchasers during the second quarter of 2022.

ISSUER PURCHASE OF EQUITY SECURITIES

						Maximum
						Number of
				Total Number		Shares That
				of Shares		May Yet Be
				Purchased as		Purchased
	Total		Average	Part of Publicly		Under the
	Number		Price Paid	Announced	Average	Plans or
	of Shares		Per Share	Plans or	Price Paid	Programs
Period	Purchased		(2)	Programs	Per Share	(3)

April 1, 2022 - April 30, 2022	—		$—	—	$—	545,786
May 1, 2022 - May 31, 2022	5,151	(1)	$34.50	—	$—	545,786
June 1, 2022 - June 30, 2022	—		$—	—	$—	545,786
Total	5,151		$34.50	—	$—	545,786

(1)	Includes 5,151 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (3) below.

(2)	Average price paid per share reflects the closing price the Company’s Common Stock on the business date the shares were surrendered by the employee stockholder to satisfy individual tax withholding obligations upon vesting of Restricted Stock or the price of the Common Stock paid on the open market purchase, as applicable.

(3)	On December 3, 2014, the Board of Directors of the Company approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. On February 2, 2017, the Board of Directors of the Company approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. The Company expects to purchase shares of its Common Stock from time to time in the market or otherwise subject to market conditions. The Common Stock repurchase program does not have an expiration date.

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

101

The following financial information from Wayside Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 4, 2022, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Stockholders’ Equity, (4) Condensed Consolidated Statements of Comprehensive Income, (5) Condensed Consolidated Statements of Cash Flows, and (6) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

WAYSIDE TECHNOLOGY GROUP, INC

August 4, 2022	By:	/s/ Dale Foster
Date		Dale Foster, Chief Executive Officer (Principal Executive Officer)

August 4, 2022	By:	/s/ Andrew Clark
Date		Andrew Clark, Vice President and Chief Financial Officer (Principal Financial Officer)

August 4, 2022	By:	/s/ Matthew Sullivan
Date		Matthew Sullivan, Vice President and Chief Accounting Officer (Principal Accounting Officer)