Form 10-Q
period 2022-09-30
Climb Global Solutions, Inc.
filed 2022-11-03
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 000-26408

Climb Global Solutions, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3136104
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4 Industrial Way West, Suite 300, Eatontown, New Jersey 07724

(Address of principal executive offices)

(732) 389-8950

Registrant’s Telephone Number

Wayside Technology Group, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common stock, $.01 par value per share	CLMB	The Nasdaq Global Market

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

There were 4,477,753 outstanding shares of common stock, par value $.01 per share (“Common Stock”) as of October 31, 2022.

CLIMB GLOBAL SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. The statements, other than statements of historical fact, included in this Quarterly Report are forward-looking statements.  Many of the forward-looking statements contained in this Quarterly Report  may be identified by the use of forward-looking words such as “believes,” “expects,” “intends,” “anticipates,” “plans,” “estimates,” “projects,” “forecasts,” “should,” “could,” “would,” “will,” “confident,” “may,” “can,” “potential,” “possible,” “proposed,” “in process,” “under construction,” “in development,” “opportunity,” “target,” “outlook,” “maintain,” “continue,” “goal,” “aim,” “commit,” or similar expressions or when we discuss our future operating results, priorities, strategy, goals, vision, mission, opportunities, projections, intentions or expectations.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Because these forward-looking statements are subject to risks and uncertainties, actual results could differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, but are not limited to, the continued acceptance of the Company’s distribution channel by vendors and customers, the timely availability and acceptance of new products, product mix, market conditions, competitive pricing pressures, the successful integration of acquisitions, contribution of key vendor relationships and support programs, including vendor rebates and discounts, as well as factors that affect the software industry in general and other factors generally. Currently, one of the most significant factors is the potential adverse effect of the current COVID-19 pandemic on the Company, the global economy and financial markets. The extent to which COVID-19 impacts the Company will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, including the impact on our reseller partners and the end customer markets they serve, among others. We strongly urge current and prospective investors to carefully consider the cautionary statements and risk factors contained in this report and our annual report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 9, 2022.

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

Unless otherwise specified, the “Company,” “we,” “us” or “our” refers to Climb Global Solutions, Inc., a Delaware corporation, and its consolidated subsidiaries.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	(Unaudited)
	September 30,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$24,052	$29,272
Accounts receivable, net of allowance for doubtful accounts of $889 and $881, respectively	125,020	122,502
Inventory, net	2,116	2,022
Vendor prepayments and advances	1,413	661
Prepaid expenses and other current assets	3,884	4,871
Total current assets	156,485	159,328

Equipment and leasehold improvements, net	2,659	1,932
Goodwill	17,819	17,188
Other intangibles, net	18,712	9,950
Right-of-use assets, net	1,318	1,628
Accounts receivable-long-term, net	1,968	78
Other assets	393	459
Deferred income tax assets	268	189
Total assets	$199,622	$190,752
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$136,628	$134,271
Lease liability, current portion	482	475
Term loan, current portion	515	—
Total current liabilities	137,625	134,746

Lease liability, net of current portion	1,411	1,810
Deferred income tax liabilities	3,922	1,780
Term loan, net of current portion	1,424	—
Non-current liabilities	1,829	—
Total liabilities	146,211	138,336

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value per share; 10,000,000 shares authorized; 5,284,500 shares issued: 4,477,753 and 4,424,672 shares outstanding, respectively	53	53
Additional paid-in capital	32,385	32,087
Treasury stock, at cost, 806,747 and 859,828 shares, respectively	(13,183)	(13,870)
Retained earnings	39,893	34,396
Accumulated other comprehensive loss	(5,737)	(250)
Total stockholders’ equity	53,411	52,416
Total liabilities and stockholders' equity	$199,622	$190,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

(Amounts in thousands, except per share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2022	2021	2022	2021

Net sales	$215,443	$207,074	$76,261	$68,911

Cost of sales	177,459	173,934	62,744	57,592

Gross profit	37,984	33,140	13,517	11,319

Selling, general, and administrative expenses	25,026	24,312	8,922	7,761

Amortization and depreciation expense	1,357	1,177	555	381

Acquisition related costs	445	—	365	—

Income from operations	11,156	7,651	3,675	3,177

Other income:

Interest, net	40	362	58	60

Foreign currency transaction loss	(799)	(107)	(500)	(41)

Income before provision for income taxes	10,397	7,906	3,233	3,196

Provision for income taxes	2,662	2,155	999	756

Net income	$7,735	$5,751	$2,234	$2,440

Income per common share-Basic	$1.74	$1.31	$0.50	$0.55

Income per common share-Diluted	$1.74	$1.31	$0.50	$0.55

Weighted average common shares outstanding — Basic	4,323	4,263	4,340	4,282

Weighted average common shares outstanding — Diluted	4,323	4,263	4,340	4,282

Dividends paid per common share	$0.51	$0.51	$0.17	$0.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Amounts in thousands)

	Nine months ended		Three months ended
	September 30,		September 30,
	2022	2021	2022	2021

Net income	$7,735	$5,751	$2,234	$2,440

Other comprehensive income (loss):
Foreign currency translation adjustments	(5,487)	386	(3,152)	(889)
Other comprehensive income (loss)	(5,487)	386	(3,152)	(889)

Comprehensive income (loss)	$2,248	$6,137	$(918)	$1,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	(Loss) Income	Total
Balance at January 1, 2022	5,284,500	$53	$32,087	859,828	$(13,870)	$34,396	$(250)	$52,416
Net income	—	—	—	—	—	2,712	—	2,712
Translation adjustment	—	—	—	—	—	—	(626)	(626)
Dividends paid	—	—	—	—	—	(746)	—	(746)
Share-based compensation expense	—	—	369	—	—	—	—	369
Restricted stock grants (net of forfeitures)	—	—	(502)	(29,499)	502	—	—	—
Treasury shares repurchased	—	—	—	7,118	(216)	—	—	(216)
Balance at March 31, 2022	5,284,500	$53	$31,954	837,447	$(13,584)	$36,362	$(876)	$53,909
Net income	—	—	—	—	—	2,791	—	2,791
Translation adjustment	—	—	—	—	—	—	(1,709)	(1,709)
Dividends paid	—	—	—	—	—	(746)	—	(746)
Share-based compensation expense	—	—	345	—	—	—	—	345
Restricted stock grants (net of forfeitures)	—	—	(308)	(17,194)	308	—	—	—
Treasury shares repurchased	—	—	—	5,151	(177)	—	—	(177)
Balance at June 30, 2022	5,284,500	53	31,991	825,404	(13,453)	38,407	(2,585)	54,413
Net income	—	—	—	—	—	2,234	—	2,234
Translation adjustment	—	—	—	—	—	—	(3,152)	(3,152)
Dividends paid	—	—	—	—	—	(748)	—	(748)
Share-based compensation expense	—	—	791	—	—	—	—	791
Restricted stock grants (net of forfeitures)	—	—	(397)	(22,756)	397	—	—	—
Treasury shares repurchased	—	—	—	4,099	(127)	—	—	(127)
Balance at September 30, 2022	5,284,500	$53	$32,385	806,747	$(13,183)	$39,893	$(5,737)	$53,411

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	(Loss) Income	Total
Balance at January 1, 2021	5,284,500	53	31,962	922,503	(14,747)	28,191	(742)	$44,717
Net income	—	—	—	—	—	1,520	—	1,520
Translation adjustment	—	—	—	—	—	—	1,039	1,039
Dividends paid	—	—	—	—	—	(750)	—	(750)
Share-based compensation expense	—	—	279	—	—	—	—	279
Restricted stock grants (net of forfeitures)	—	—	(883)	(52,190)	883	—	—	—
Treasury shares repurchased	—	—	—	2,990	(57)	—	—	(57)
Balance at March 31, 2021	5,284,500	$53	$31,358	873,303	$(13,921)	$28,961	$297	$46,748
Net income	—	—	—	—	—	1,791	—	1,791
Translation adjustment	—	—	—	—	—	—	236	236
Dividends paid	—	—	—	—	—	(749)	—	(749)
Share-based compensation expense	—	—	337	—	—	—	—	337
Restricted stock grants (net of forfeitures)	—	—	342	20,184	(342)	—	—	—
Treasury shares repurchased	—	—	—	5,228	(130)	—	—	(130)
Balance at June 30, 2021	5,284,500	53	32,037	898,715	(14,393)	30,003	533	48,233
Net income	—	—	—	—	—	2,440	—	2,440
Translation adjustment	—	—	—	—	—	—	(889)	(889)
Dividends paid	—	—	—	—	—	(747)	—	(747)
Share-based compensation expense	—	—	637	—	—	—	—	637
Restricted stock grants (net of forfeitures)	—	—	(913)	(53,932)	913	—	—	—
Treasury shares repurchased	—	—	—	8,080	(207)	—	—	(207)
Balance at September 30, 2021	5,284,500	$53	$31,761	852,863	$(13,687)	$31,696	$(356)	$49,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine months ended
	September 30,
	2022	2021
Cash flows from operating activities
Net income	$7,735	$5,751
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization expense	1,362	1,177
Provision for doubtful accounts	17	33
Deferred income tax expense	(292)	272
Share-based compensation expense	1,491	1,253
Amortization of discount on accounts receivable	(43)	(50)
Amortization of right-of-use assets	355	359
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,504)	(4,493)
Inventory	(102)	1,251
Prepaid expenses and other current assets	1,292	(327)
Vendor prepayments	(752)	280
Accounts payable and accrued expenses	2,609	2,647
Lease liability, net	(439)	(434)
Other assets and liabilities	76	(251)
Net cash and cash equivalents provided by operating activities	7,805	7,468

Cash flows from investing activities
Purchase of equipment and leasehold improvements	(1,479)	(190)
Vendor advances	—	(2,994)
Payment for acquisitions, net of cash acquired	(8,510)	—
Net cash and cash equivalents used in investing activities	(9,989)	(3,184)

Cash flows from financing activities
Purchase of treasury stock	(520)	(394)
Borrowings under term loan	2,148	—
Repayments of borrowings under term loan	(210)	—
Dividends paid	(2,240)	(2,246)
Contingent consideration	—	(863)
Net cash and cash equivalents used in financing activities	(822)	(3,503)

Effect of foreign exchange rate on cash and cash equivalents	(2,214)	(195)

Net (decrease) increase in cash and cash equivalents	(5,220)	586
Cash and cash equivalents at beginning of period	29,272	29,348
Cash and cash equivalents at end of period	$24,052	$29,934

Supplementary disclosure of cash flow information:
Income taxes paid	$3,095	$1,917
Interest paid	$39	$31

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(Unaudited)

(Amounts in tables in thousands, except share and per share amounts)

1.           Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Climb Global Solutions, Inc. (formerly known as Wayside Technology Group, Inc.) and its subsidiaries (collectively, the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, as permitted by the rules and regulation of the Securities and Exchange Commission, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete audited financial statements.

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

The consolidated financial statements include the accounts of Climb Global Solutions, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

2.           Recently Issued Accounting Standards:

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)” ("ASU 2016-13"). ASU 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. In November 2019, FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).”  This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is planning to adopt this standard in the first quarter of fiscal 2023. The Company does not expect the adoption of the provisions of ASU No. 2016-13 to have a material impact on its Consolidated Financial Statements.

3.         Foreign Currency Translation:

Assets and liabilities of the Company’s foreign subsidiaries have been translated using the end of the reporting period exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period. Foreign currency transaction gains and losses are recorded as income or expenses as amounts are settled. The net sales from our foreign operations for the three months ended September 30, 2022, and 2021 were $14.2 million and $13.1 million, respectively. The net sales from our foreign operations for the nine months ended September 30, 2022, and 2021 were $44.0 million and $45.1 million, respectively.

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

6.            Acquisition:

On August 18, 2022, the Company entered into a Share Purchase Agreement and purchased the entire share capital of Spinnakar Limited (“Spinnakar”) for an aggregate purchase price of approximately £9.8 million (equivalent to $11.8 million USD), subject to certain working capital and other adjustments, paid at closing plus a potential post-closing earn-out. The allocation of the purchase price was based upon the estimated fair value of Spinnakar’s net tangible and identifiable intangible assets as of the date of the acquisition. The transaction was accounted for under the purchase method of accounting.

The financial position and operating results of Spinnakar is included in the Company’s consolidated financial statements from the date of acquisition. The Company recorded net revenue for Spinnakar of approximately $1.0 million and net loss of approximately $0.4 million during the three months ended September 30, 2022.

The impact of the acquisition’s preliminary purchase price allocations on the Company’s consolidated balance sheet and the acquisition date fair value of the total consideration transferred is depicted in the table below. Due to the timing of the closing of the transaction in the third quarter of 2022, the Company has not yet completed its evaluation and determination of certain assets acquired and liabilities assumed, primarily the final valuation of goodwill and intangible assets and the final evaluation and assessment of income tax accounts; therefore, the final fair value of the assets acquired and liabilities assumed, which will be completed within the measurement period of up to one year from the acquisition date, may vary from the Company’s preliminary estimates:

(in thousands)
Cash	$3,325
Trade accounts receivable	1,852
Other current assets	367
Vendor relationships (10.4-year weighted average useful life)	11,702
Goodwill	3,422
Accounts payable and other current liabilities	(3,977)
Deferred income tax liabilities	(2,892)
Net assets	$13,799

(in thousands)
Supplementary information:
Cash paid to sellers	$11,835
Contingent earn-out	1,964
Total purchase consideration	$13,799

Cash paid to sellers	11,835
Cash acquired in acquisition	(3,325)
Net cash paid for acquisition	$8,510

Intangible assets are comprised of approximately $11.7 million of vendor relationships with a weighted average amortization period of 10.4 years, representing the expected period of benefits. Goodwill, which was allocated to the Distribution segment, is the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company and assembled workforce. Goodwill recognized as a result of the acquisition is not deductible for income tax purposes.

The purchase consideration includes approximately $2.0 million fair value for potential earn-out consideration if certain targets are achieved, payable in cash. The earn-out liability is included in non-current liabilities as of September 30, 2022, as any payments upon achievement of the certain targets wouldn’t be due within the next 12 months.

7.            Goodwill and Other Intangible Assets:

The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2022:

Balance at January 1, 2022	$17,188
Goodwill acquired	3,422
Translation adjustments	(2,791)
Balance at September 30, 2022	$17,819

Information related to the Company’s other intangibles, net is as follows:

	As of September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	$19,947	$1,609	$18,338
Trade name	428	54	374
Total	$20,375	$1,663	$18,712

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	$10,550	$1,079	$9,471
Trade name	519	40	479
Total	$11,069	$1,119	$9,950

Customer relationships are amortized over thirteen years. Vendor relationships are amortized between eight and fifteen years. Trade name is amortized over fifteen years.

During the three months ended September 30, 2022 and 2021, the Company recognized total amortization expense for other intangibles, net of $0.3 million and $0.1 million, respectively. During the nine months ended September 30, 2022 and 2021, the Company recognized total amortization expense for other intangibles, net of $0.7 million and $0.7 million, respectively.

Estimated future amortization expense of the Company’s other intangibles, net as of September 30, 2022 is as follows:

2022 (excluding the nine months ended September 30, 2022)	$435
2023	1,739
2024	1,739
2025	1,739
2026	1,739
Thereafter	11,321
Total	$18,712

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

Information related to the Company’s ROU assets and related lease liabilities were as follows:

	Nine months ended
	September 30,
	2022	2021
Cash paid for operating lease liabilities	$461	$479
Right-of-use assets obtained in exchange for new operating lease obligations	$63	$38
Weighted-average remaining lease term	4.3 years	5.4 years
Weighted-average discount rate	3.4%	3.5%

Maturities of lease liabilities as of September 30, 2022 were as follows:

2022 (excluding the nine months ended September 30, 2022)	$115
2023	618
2024	535
2025	542
2026	541
Thereafter	122
2,473
Less: imputed interest	(580)
Total lease liabilities	$1,893

Lease liabilities, current portion	482
Lease liabilities, net of current portion	1,411
Total lease liabilities	$1,893

9.            Fair Value:

The carrying amounts of financial instruments, including cash and cash equivalents, short-term accounts receivable and accounts payable approximated fair value at September 30, 2022 and December 31, 2021 because of the relative short maturity of these instruments. The Company’s accounts receivable long-term are discounted to their present value at prevailing market rates at the time of sale.

10.           Balance Sheet Detail:

Equipment and leasehold improvements consist of the following:

	September 30,	December 31,
	2022	2021
Equipment	$2,679	$2,627
Capitalized software	1,924	816
Leasehold improvements	1,812	1,762
	6,415	5,205
Less accumulated depreciation and amortization	(3,756)	(3,273)
	$2,659	$1,932

During the three months ended September 30, 2022 and 2021, the Company recorded depreciation and amortization expense of $0.2 million, respectively. During the nine months ended September 30, 2022 and 2021, the Company recorded depreciation and amortization expense of $0.6 million and $0.5 million, respectively.

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

	September 30,	December 31,
	2022	2021
Total amount due from customer	$4,827	$484
Less: unamortized discount	(255)	(8)
Less: current portion included in accounts receivable	(2,605)	(398)
	$1,968	$78

The undiscounted cash flows to be received by the Company relating to these accounts receivable long-term is expected to be $2.8 million and $2.0 million during each of the 12-month periods ending September 30, 2023 and 2024, respectively.

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2022	2021
Trade accounts payable	$127,918	$125,908
Accrued expenses	8,710	8,363
	$136,628	$134,271

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

Among other affirmative covenants set forth in the Loan Agreement, which were not amended as part of the Amended Credit Facility, the Company must maintain (i) a minimum Debt Service Coverage Ratio (as defined in the Loan Agreement) of not less than 2.0 to 1.0, (ii) a maximum Leverage Ratio (as defined in the Loan Agreement) of at least 2.5 to 1.0, and (iii) a minimum Collateral Coverage Ratio (as defined in the Loan Agreement) of not less than 1.5 to 1.0. Additionally, the Loan Agreement contains negative covenants, which were not amended as part of the Amended Credit Facility, prohibiting, among other things, the creation of certain liens, the alteration of the nature or character of the Company’s business, and transactions with the Company’s shareholders, directors, officers, subsidiaries and/or affiliates other than with respect to (i) the repurchase of the issued and outstanding capital stock of the Company from the stockholders of the Company or (ii) the declaration and payment of dividends to the stockholders of the Company. The Company was in compliance with all such covenants at September 30, 2022 and December 31, 2021.

At September 30, 2022 and December 31, 2021, the Company had no borrowings outstanding under the Amended Credit Facility.

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

At September 30, 2022 and December 31, 2021, Wayside UK had no borrowings outstanding under the Uncommitted Credit Facility.

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

At September 30, 2022, the Company had $1.9 million outstanding under the Term Loan. There were no amounts outstanding under the Term Loan at December 31, 2021.

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	(Unaudited)		(Unaudited)
	Nine months ended		Three months ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net income	$7,735	$5,751	$2,234	$2,440

Less distributed and undistributed income allocated to participating securities	196	175	54	66

Net income attributable to common shareholders	7,539	5,576	2,180	2,374

Denominator:
Weighted average common shares (Basic)	4,323	4,263	4,340	4,282

Weighted average common shares including assumed conversions (Diluted)	4,323	4,263	4,340	4,282

Basic net income per share	$1.74	$1.31	$0.50	$0.55
Diluted net income per share	$1.74	$1.31	$0.50	$0.55

13.        Major Customers and Vendors:

The Company had two major vendors that accounted for 16% and 9%, respectively, of total purchases during the three months ended September 30, 2022 and 20% and 9%, respectively, of total purchases during the three months ended September 30, 2021. The Company had two major vendors that accounted for 18% and 9%, respectively, of total purchases during the nine months ended September 30, 2022 and 20% and 9%, respectively, of total purchases during the nine months ended September 30, 2021.

The Company had two major customers that accounted for 20% and 15%, respectively, of its net sales during the three months ended September 30, 2022 and 21% and 18%, respectively, of its net sales during the three months ended September 30, 2021. The Company had two major customers that accounted for 22% and 16%, respectively, of its net sales during the nine months ended September 30, 2022 and 22% and 17%, respectively, of its net sales during the nine months ended September 30, 2021. These same customers accounted for 25% and 9%, respectively, of total net accounts receivable as of September 30, 2022 and 18% and 22%, respectively, of total net accounts receivable as of December 31, 2021.

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

15.          Stockholders’ Equity and Stock Based Compensation:

The 2021 Omnibus Incentive Plan (the “2021 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The 2021 Plan was approved by the Company’s stockholders at the 2021 Annual Meeting in June 2021. The total number of shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) initially available for award under the 2021 Plan was 500,000 shares. As of September 30, 2022, the number of shares of Common Stock available for future award grants to employees, officers and directors under the 2021 Plan is 378,594.

The 2012 Stock-Based Compensation Plan (the “2012 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of the Company’s Common Stock initially available for award under the 2012 Plan was 600,000, which was increased to 1,000,000 shares by stockholder approval at the Company’s 2018 Annual Meeting in June 2018. Immediately prior to the replacement of the 2012 Plan by the 2021 Plan, there were 352,158 shares of Common Stock available under the 2012 Plan. The 2012 Plan has been replaced by the 2021 Plan and none of the remaining shares of Common Stock authorized under the 2012 Plan will be transferred to or used under the 2021 Plan nor will any awards under the 2012 Plan that are forfeited increase the shares available for awards under the 2021 Plan. As of September 30, 2022, the number of shares of Common Stock available under the 2012 Plan was zero.

During the nine months ended September 30, 2022, the Company granted a total of 73,505 shares of Restricted Stock to officers and employees. These shares of Restricted Stock vest over time in sixteen equal quarterly installments. During the nine months ended September 30, 2022, a total of 4,056 shares of Restricted Stock were forfeited.

During the nine months ended September 30, 2021, the Company granted a total of 106,122 shares of Restricted Stock to officers. These shares of Restricted Stock vest over time in sixteen equal quarterly installments. During the nine months ended September 30, 2021, a total of 20,184 shares of Restricted Stock were forfeited.

A summary of nonvested shares of Restricted Stock awards outstanding under the 2012 and 2021 Plans as of September 30, 2022, and changes during the nine months then ended is as follows:

		Weighted
		Average Grant
		Date
	Shares	Fair Value
Nonvested shares at January 1, 2022	122,102	$18.35
Granted in 2022	73,505	31.87
Vested in 2022	(60,251)	22.12
Forfeited in 2022	(4,056)	19.20
Nonvested shares at September 30, 2022	131,300	$24.16

As of September 30, 2022, there is approximately $3.0 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.7 years.

During the three months ended September 30, 2022 and 2021, the Company recognized share-based compensation expense of $0.8 million and $0.6 million, respectively. During the nine months ended September 30, 2022 and 2021, the Company recognized share-based compensation of $1.5 million and $1.3 million, respectively.

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

	Nine months ended		Three months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Sales:
Distribution	$195,304	$188,785	$66,529	$64,094
Solutions	20,139	18,289	9,732	4,817
	215,443	207,074	76,261	68,911
Gross Profit:
Distribution	$30,953	$25,985	$11,101	$9,298
Solutions	7,031	7,155	2,416	2,021
	37,984	33,140	13,517	11,319
Direct Costs:
Distribution	$11,374	$11,073	$4,123	$3,484
Solutions	3,262	3,620	1,113	1,092
	14,636	14,693	5,236	4,576
Segment Income Before Taxes: (1)
Distribution	$19,579	$14,912	$6,978	$5,814
Solutions	3,769	3,535	1,303	929
Segment Income Before Taxes	23,348	18,447	8,281	6,743

General and administrative	$10,390	$9,619	$3,686	$3,185
Amortization and depreciation expense	1,357	1,177	555	381
Acquisition related costs	445	—	365	—
Interest, net	40	362	58	60
Foreign currency transaction loss	(799)	(107)	(500)	(41)
Income before taxes	$10,397	$7,906	$3,233	$3,196

(1)	Excludes general corporate expenses including interest and foreign currency transaction loss

	As of	As of
	September 30,	December 31,
Selected Assets by Segment:	2022	2021

Distribution	$145,602	$133,506
Solutions	20,832	18,895
Segment Select Assets	166,434	152,401
Corporate Assets	33,188	38,351
Total Assets	$199,622	$190,752

Geographic areas and net sales mix related to operations for the three and nine months ended September 30, 2022 and 2021 were as follows. Revenue is allocated to a geographic area based on the location of the sale, which is generally the customer’s country of domicile.

	Nine months ended			Three months ended
	September 30, 2022			September 30, 2022
	Distribution	Solutions	Total	Distribution	Solutions	Total
Geography
USA	$159,335	$12,027	$171,362	$54,812	$7,224	$62,036
Europe and United Kingdom	19,252	6,816	26,068	5,933	2,077	8,010
Canada	16,717	1,296	18,013	5,784	431	6,215
Total net sales	$195,304	$20,139	$215,443	$66,529	$9,732	$76,261

Timing of Revenue Recognition
Transferred at a point in time where the Company is principal (1)	$173,606	$15,076	$188,682	$58,669	$7,982	$66,651
Transferred at a point in time where the Company is agent (2)	21,698	5,063	26,761	7,860	1,750	9,610
Total net sales	$195,304	$20,139	$215,443	$66,529	$9,732	$76,261

	Nine months ended			Three months ended
	September 30, 2021			September 30, 2021
	Distribution	Solutions	Total	Distribution	Solutions	Total
Geography
USA	$152,789	$9,194	$161,983	$53,744	$2,030	$55,774
Europe and United Kingdom	18,758	8,020	26,778	5,789	2,449	8,238
Canada	17,238	1,075	18,313	4,561	338	4,899
Total net sales	$188,785	$18,289	$207,074	$64,094	$4,817	$68,911

Timing of Revenue Recognition
Transferred at a point in time where the Company is principal (1)	$171,151	$13,064	$184,215	$57,917	$3,167	$61,084
Transferred at a point in time where the Company is agent (2)	17,634	5,225	22,859	6,177	1,650	7,827
Total net sales	$188,785	$18,289	$207,074	$64,094	$4,817	$68,911

(1)	Includes net sales from third-party hardware and software products.

(2)	Includes net sales from third-party maintenance, software support and services.

Geographic identifiable assets related to operations as of September 30, 2022 and December 31, 2021 were as follows.

	September 30,	December 31,
Identifiable Assets by Geographic Areas	2022	2021
USA	$122,615	$122,445
Canada	21,956	24,923
Europe and United Kingdom	55,051	43,384
Total	$199,622	$190,752

17.          Related Party Transactions:

The Company made sales to a customer where a family member of one of our executives has a minority ownership position. During the three months ended September 30, 2022 and 2021, net sales to this customer totaled approximately $0.7 million and zero, respectively. During the nine months ended September 30, 2022 and 2021, net sales to this customer totaled approximately $1.7 million and zero, respectively. Amounts due from this customer as of September 30, 2022 and December 31, 2021 were approximately $0.2 million, respectively, which were or are expected to be settled in cash subsequent to each period end. The Company also had accrued referral fees that it owed to this customer totaling $0.1 million as of December 31, 2021, which were settled in cash subsequent to the period end.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This following information should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the 10-K filed with the SEC on for the fiscal year ended December 31, 2021.  In addition to historical information, the following discussion contains certain forward-looking information.  See “Cautionary Note Regarding Forward Looking Statements” above for certain information concerning  forward-looking statements.

Overview

Business Overview

We are a value-added IT distribution and solutions company, primarily selling software and other third-party IT products and services through two reportable operating segments. Through our “Distribution” segment we sell products and services to corporate resellers, value added resellers (VARs), consultants and systems integrators worldwide, who in turn sell these products to end users. Through our “Solutions” segment we act as a cloud solutions provider and value-added reseller, selling computer software and hardware developed by others and provide technical services directly to end user customers worldwide. We offer an extensive line of products from leading software vendors and tools for virtualization/cloud computing, security, networking, storage and infrastructure management, application lifecycle management and other technically sophisticated domains as well as computer hardware. We market these products through creative marketing communications, including our web sites, local and on-line seminars, webinars, social media, direct e-mail, and printed materials.

We have subsidiaries in the United States, Canada, the Netherlands, the United Kingdom and Ireland, through which sales are made.

Name Change of Wayside Technology Group to Climb Global Solutions

On October 31, 2022, the Company, formerly known as “Wayside Technology Group, Inc.”, amended its organizational documents to change its name to “Climb Global Solutions, Inc.”

COVID-19

We continue to closely monitor the impact of the 2019 novel coronavirus, or COVID-19, pandemic on all aspects of our business. COVID-19 has resulted and will continue to result in significant economic disruption, which could also impact our business.

While we did not incur significant disruptions to our operations during the three months ended September 30, 2022 as a result of the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our business, liquidity or results of operations at this time.

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

Dividend Policy and Share Repurchase Program. Historically we have sought to return value to investors through the payment of quarterly dividends and share repurchases. Total dividends paid and shares repurchased were $0.7 million and $0.1 million, respectively, during the three months ended September 30, 2022. Total dividends paid and shares repurchased were $0.7 million and $0.2 million, respectively, during the three months ended September 30, 2021. The payment of future dividends and share repurchases is at the discretion of our Board of Directors and dependent on results of operations, projected capital requirements, applicable legal, tax and regulatory restrictions, and other factors the Board of Directors may find relevant.

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

Financial Overview

Net sales increased 11%, or $7.4 million, to $76.3 million for the three months ended September 30, 2022 compared to $68.9 million for the same period in the prior year. Gross profit increased 19%, or $2.2 million, to $13.5 million for the three months ended September 30, 2022 compared to $11.3 million for the same period in the prior year. Selling, general and administrative (“SG&A”) expenses increased 15%, or $1.1 million, to $8.9 million for the three months ended September 30, 2022 compared to $7.8 million for the same period in the prior year. Amortization and depreciation expense increased 46%, or $0.2 million, to $0.6 million for the three months ended September 30, 2022 compared to $0.4 million for the same period in the prior year. Net income for the three months ended September 30, 2022 was $2.2 million compared to $2.4 million for the same period in the prior year. Diluted income per share for the three months ended September 30, 2022 was $0.50 compared to $0.55 for the same period in the prior year.

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

Foreign Exchange

The Company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. In cases where the Company is not able to create a natural hedge by maintaining offsetting asset and liability amounts in the same currency, it may enter into foreign exchange contracts, typically in the form of forward purchase agreements, to facilitate the hedging of foreign currency exposures to mitigate the impact of changes in foreign currency exchange rates. These contracts generally have terms of no more than two months. The Company does not apply hedge accounting to these contracts and therefore the changes in fair value are recorded in earnings. The Company does not enter into foreign exchange contracts for trading purposes and the risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the Company minimizes by limiting its counterparties to major financial institutions. There were no contracts outstanding as of September 30, 2022.

Interest, Net

Interest, net consists primarily of income from the amortization of the discount on accounts receivable long term, net of interest expense on the Company’s credit facility.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)” ("ASU 2016-13"). ASU 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. In November 2019, FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).”  This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is planning to adopt this standard in the first quarter of fiscal 2023. The Company does not expect the adoption of the provisions of ASU No. 2016-13 to have a material impact on its Consolidated Financial Statements.

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Nine months ended		Three months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.4	84.0	82.3	83.6
Gross profit	17.6	16.0	17.7	16.4
Selling, general and administrative expenses	11.6	11.7	11.7	11.3
Amortization and depreciation expense	0.6	0.6	0.7	0.6
Income from operations	5.2	3.7	4.8	4.6
Other income (expense)	(0.4)	0.1	(0.6)	0.0
Income before income taxes	4.8	3.8	4.2	4.6
Income tax provision	1.2	1.0	1.3	1.1
Net income	3.6%	2.8%	2.9%	3.5%

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

	Nine months ended		Three months ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021

Net sales	$215,443	$207,074	$76,261	$68,911
Adjusted gross billings (Non-GAAP)	$744,814	$672,917	$264,304	$226,936

Gross profit	$37,984	$33,140	$13,517	$11,319
Gross profit - Distribution	$30,953	$25,985	$11,101	$9,298
Gross profit - Solutions	$7,031	$7,155	$2,416	$2,021

Adjusted EBITDA (Non-GAAP)	$13,745	$10,388	$4,945	$4,230

Gross margin % - Adjusted gross billings (Non-GAAP)	5.1%	4.9%	5.1%	5.0%
Effective margin % - Adjusted EBITDA (Non-GAAP)	36.2%	31.3%	36.6%	37.4%

We consider gross profit growth and effective margin to be key metrics in evaluating our business. During the three months ended September 30, 2022, gross profit increased 19%, or $2.2 million, to $13.5 million compared to $11.3 million for the same period in the prior year while effective margin decreased to 36.6% compared to 37.4% for the same period in the prior year. During the nine months ended September 30, 2022, gross profit increased 15%, or $4.9 million, to $38.0 million compared to $33.1 million for the same period in the prior year while effective margin increased to 36.2% compared to 31.3% for the same period in the prior year.

Reconciliations of Non-GAAP Financial Measures

	Nine months ended		Three months ended
	September 30,	September 30,	September 30,	September 30,
Reconciliation of net sales to adjusted gross billings (Non-GAAP):	2022	2021	2022	2021

Net sales	$215,443	$207,074	$76,261	$68,911
Costs of sales related to sales where the Company is an agent	529,371	465,843	188,043	158,025
Adjusted gross billings	$744,814	$672,917	$264,304	$226,936

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

	Nine months ended		Three months ended
	September 30,	September 30,	September 30,	September 30,
Net income reconciled to adjusted EBITDA:	2022	2021	2022	2021

Net income	$7,735	$5,751	$2,234	$2,440
Provision for income taxes	2,662	2,155	999	756
Amortization and depreciation	1,357	1,177	555	381
Interest expense	55	52	15	16
EBITDA	11,809	9,135	3,803	3,593
Share-based compensation	1,491	1,253	777	637
Acquisition related costs	445	-	365	-
Adjusted EBITDA	$13,745	$10,388	$4,945	$4,230

We define adjusted EBITDA, as net income, plus provision for income taxes, depreciation, amortization, share-based compensation, acquisition related costs and interest. We define effective margin as adjusted EBITDA as a percentage of gross profit. We provided a reconciliation of adjusted EBITDA to net income, which is the most directly comparable US GAAP measure. We use adjusted EBITDA as a supplemental measure of our performance to gain insight into our businesses profitability when compared to the prior year and our competitors. Adjusted EBITDA is also a component to our financial covenants in our credit facility. Our use of adjusted EBITDA has limitations, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under US GAAP. In addition, other companies, including companies in our industry, might calculate adjusted EBITDA, or similarly titled measures differently, which may reduce their usefulness as comparative measures.

Acquisitions

On August 18, 2022, we completed the acquisition of Spinnakar Limited (“Spinnakar”) for an aggregate purchase price of approximately £9.8 million (equivalent to $11.8 million USD), subject to certain working capital and other adjustments, paid at closing plus a potential post-closing earn-out. The operating results of Spinnakar are included in our operating results from the date of acquisition.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Net Sales and Adjusted Gross Billings

Net sales for the three months ended September 30, 2022 increased 11%, or $7.4 million, to $76.3 million compared to $68.9 million for the same period in the prior year. Adjusted gross billings for the three months ended September 30, 2022 increased 16%, or $37.4 million, to $264.3 million compared to $226.9 million for the same period in the prior year. Adjusted gross billings increased at a greater rate than net sales due to differences in the product mix between the two periods and an unfavorable impact of foreign exchange rates. During the three months ended September 30, 2022, adjusted gross billings included a greater percentage of security, maintenance and cloud products, which are recorded net of related cost of sales, while during the three months ended September 30, 2021, adjusted gross billings included a greater percentage of hardware and software products, which are recorded on a gross basis.

Distribution segment net sales for the three months ended September 30, 2022 increased 4%, or $2.4 million, to $66.5 million compared to $64.1 million for the same period in the prior year. Adjusted gross billings for the Distribution segment for the three months ended September 30, 2022 increased 15%, or $31.9 million, to $244.2 million compared to $212.3 million for the same period in the prior year. Adjusted gross billings increased at a greater rate than net sales due to the aforementioned differences in the product mix between the two periods and the unfavorable impact of foreign exchange rates in our Distribution segment.

Solutions segment net sales for the three months ended September 30, 2022 increased 102%, or $4.9 million, to $9.7 million compared to $4.8 million for the same period in the prior year. Adjusted gross billings for the Solutions segment for the three months ended September 30, 2022 increased 38%, or $5.5 million, to $20.1 million compared to $14.6 million for the same period in the prior year. Net sales increased at a rate greater than adjusted gross billings due to the impact of hardware sales recognized during the current period in our Solutions segment, which are recorded on a gross basis.

During the three months ended September 30, 2022, the Company had two major customers that accounted for 22% and 16%, respectively, of our total net sales. The Company had two major customers that accounted for a total of 36% of our total net sales, with each accounting for 15% of our total net sales, respectively, during the three months ended September 30, 2021. The Company had two major vendors that accounted for 16% and 9%, respectively, of total purchases during the three months ended September 30, 2022 and 20% and 9%, respectively, of total purchases during the three months ended September 30, 2021.

Gross Profit

Gross profit for the three months ended September 30, 2022 increased 19%, or $2.2 million, to $13.5 million compared to $11.3 million for the same period in the prior year.

Distribution segment gross profit for the three months ended September 30, 2022 increased 19%, or $1.8 million, to $11.1 million compared to $9.3 million for the same period in the prior year. The increase in Distribution segment gross profit was due to organic growth from our existing vendor partnerships and lower early pay discounts and fewer other rebates and discounts offered to our customers as a percentage of adjusted gross billings.

Solutions segment gross profit for the three months ended September 30, 2022 increased 19%, or $0.4 million, to $2.4 million compared to $2.0 million for the same period in the prior year.

Customer rebates and discounts for the three months ended September 30, 2022 and 2021 were $1.9 million, respectively. Customer rebates and discounts vary based on terms of rebate and early pay discount programs offered to customers and timing of payments ultimately received from our customers.

Vendor rebates and discounts for the three months ended September 30, 2022 were $1.5 million compared to $1.0 million for the same period in the prior year. Vendor rebates are dependent on programs offered by our vendors and in some cases reaching certain volume targets set by our vendors or meeting certain early payment programs offered by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended September 30, 2022 increased 15%, or $1.1 million, to $8.9 million compared to $7.8 million for the same period in the prior year. SG&A expenses remained consistent at 3.4% of adjusted gross billings for the three months ended September 30, 2022 and 2021, respectively.

The increase in SG&A expenses were primarily due to increased commission and personnel costs in support of the increased gross profit compared to the same period in the prior year. The Company expects that its SG&A expenses, as a percentage of adjusted gross billings, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives.

Amortization and Depreciation Expense

Amortization and depreciation expense for the three months ended September 30, 2022 increased 46%, or $0.2 million, to $0.6 million compared to $0.4 million for the same period in the prior year.

Acquisition Related Costs

Acquisition related costs for the three months ended September 30, 2022 were $0.4 million compared to no expense for the same period in the prior year. These expenses relate to costs incurred in conjunction with the acquisition of Spinnakar discussed below.

Income Taxes

For the three months ended September 30, 2022 and 2021, the Company recorded a provision for income taxes of $1.0 million and $0.8 million, respectively. The effective tax rate for the three months ended September 30, 2022 and 2021 was 30.9% and 23.7%, respectively. The Company’s effective tax rate for the three months ended September 2022 were impacted by limitations on the deductibility of certain facilitative acquisition related costs.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Net Sales and Adjusted Gross Billings

Net sales for the nine months ended September 30, 2022 increased 4%, or $8.3 million, to $215.4 million compared to $207.1 million for the same period in the prior year. Adjusted gross billings for the nine months ended September 30, 2022 increased 11%, or $71.9 million, to $744.8 million compared to $672.9 million for the same period in the prior year. Adjusted gross billings increased at a greater rate than net sales due to differences in the product mix between the two periods and an unfavorable impact of foreign exchange rates. During the nine months ended September 30, 2022, adjusted gross billings included a greater percentage of security, maintenance and cloud products, which are recorded net of related cost of sales, while during the nine months ended September 30, 2021, adjusted gross billings included a greater percentage of hardware and software products, which are recorded on a gross basis.

Distribution segment net sales for the nine months ended September 30, 2022 increased 3%, or $6.5 million, to $195.3 million compared to $188.8 million for the same period in the prior year. Adjusted gross billings for the Distribution segment for the nine months ended September 30, 2022 increased 11%, or $67.0 million, to $692.1 million compared to $625.1 million for the same period in the prior year. Adjusted gross billings increased at a greater rate than net sales due to the aforementioned differences in the product mix between the two periods and the unfavorable impact of foreign exchange rates in our Distribution segment.

Solutions segment net sales for the nine months ended September 30, 2022 increased 10%, or $1.8 million, to $20.1 million compared to $18.3 million for the same period in the prior year. Adjusted gross billings for the Solutions segment for the nine months ended September 30, 2022 increased 8%, or $4.0 million, to $52.8 million compared to $48.8 million for the same period in the prior year.

During the nine months ended September 30, 2022, the Company had two major customers that accounted for 22% and 16%, respectively, of our total net sales. The Company had two major customers that accounted for 18% and 16%, respectively, of our total net sales during the nine months ended September 30, 2021. The Company had two major vendors that accounted for 18% and 9%, respectively, of total purchases during the nine months ended September 30, 2022 and 20% and 9%, respectively, of total purchases during the nine months ended September 30, 2021.

Gross Profit

Gross profit for the nine months ended September 30, 2022 increased 15%, or $4.8 million, to $38.0 million compared to $33.1 million for the same period in the prior year.

Distribution segment gross profit for the nine months ended September 30, 2022 increased 19%, or $5.0 million, to $31.0 million compared to $26.0 million for the same period in the prior year. The increase in Distribution segment gross profit was due to organic growth from our existing vendor partnerships and lower early pay discounts and other rebates and discounts offered to our customers as a percentage of adjusted gross billings.

Solutions segment gross profit for the nine months ended September 30, 2022 decreased 2%, or $0.1 million, to $7.0 million compared to $7.1 million for the same period in the prior year.

Customer rebates and discounts for the nine months ended September 30, 2022 were $5.6 million compared to $6.4 million for the same period in the prior year. Customer rebates and discounts vary based on terms of rebate and early pay discount programs offered to customers and timing of payments ultimately received from our customers.

Vendor rebates and discounts for the nine months ended September 30, 2022 were $4.1 million compared to $2.9 million for the same period in the prior year. Vendor rebates are dependent on programs offered by our vendors and in some cases reaching certain volume targets set by our vendors or meeting certain early payment programs offered by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully.

Selling, General and Administrative Expenses

SG&A expenses for the nine months ended September 30, 2022 increased 3%, or $0.7 million, to $25.0 million compared to $24.3 million for the same period in the prior year. SG&A expenses were 3.4% of adjusted gross billings for the nine months ended September 30, 2022, compared to 3.6% for the same period in the prior year.

The Company expects that its SG&A expenses, as a percentage of adjusted gross billings, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives.

Amortization and Depreciation Expense

Amortization and depreciation expense for the nine months ended September 30, 2022 increased 15%, or $0.2 million, to $1.4 compared to $1.2 million for the same period in the prior year.

Acquisition Related Costs

Acquisition related costs for the nine months ended September 30, 2022 were $0.4 million compared to no expense for the same period in the prior year. These expenses relate to costs incurred in conjunction with the Spinnakar acquisition discussed below

Income Taxes

For the nine months ended September 30, 2022 and 2021, the Company recorded a provision for income taxes of $2.7 million and $2.2 million, respectively. The effective tax rate for the nine months ended September 30, 2022 and 2021 was 25.6% and 27.3%, respectively. The Company’s effective tax rate for the nine months ended September 2022 were impacted by limitations on the deductibility of certain facilitative acquisition related costs.

Liquidity and Capital Resources

Our cash and cash equivalents as of September 30, 2022 decreased 18%, or $5.2 million, to $24.1 million compared to $29.3 million as of December 31, 2021.

Net cash and cash equivalents provided by operating activities for the nine months ended September 30, 2022 was $7.8 million, comprised primarily of net income adjusted for non-cash items of $10.6 million offset by changes in operating assets and liabilities of $2.8 million.

Net cash and cash equivalents used in investing activities during the nine months ended September 30, 2022 was $10.0 million, comprised of $1.5 million of purchases of fixed assets and $8.5 payment for the Spinnakar acquisition, net of cash acquired. On August 18, 2022, we completed the acquisition of Spinnakar for an aggregate purchase price of approximately £9.8 million (equivalent to $11.8 million USD), subject to certain working capital and other adjustments, paid at closing plus a potential post-closing earn-out. The Company financed the acquisition from existing capital resources.

Net cash and cash equivalents used in financing activities during the nine months ended September 30, 2022 was $0.8 million, comprised of borrowings under term loan, net of $1.9 million, offset by dividend payments on our Common Stock of $2.2 million and purchases of treasury stock of $0.5 million.

On November 15, 2017, the Company entered into a $20,000,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Second Amended and Restated Revolving Credit Loan Agreement (the “Loan

Agreement”), Second Amended and Restated Revolving Credit Loan Note (the “Note”), Second Amended and Restated Security Agreement and Second Amended and Restated Pledge and Security Agreement. On August 31, 2020, the Company entered into an amendment to the Credit Facility (the “Amended Credit Facility”) pursuant to a First Amendment to Second Amended and Restated Revolving Credit Loan Agreement and Other Loan Documents (the “Amended Loan Agreement”) and First Allonge to Second Amended and Restated Revolving Credit Loan Note (the “Amended Note”). The Amended Credit Facility, which will continue to be used for working capital and general corporate purposes, matures on June 30, 2023, at which time the Company must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any, fees, costs and expenses. As of September 30, 2022, no borrowings were outstanding under the Credit Facility.

On April 13, 2021, Wayside Technology UK Holdings Limited (“Wayside UK”), a wholly-owned subsidiary of the Company, entered into an uncommitted short term credit facility of £8,000,000 (“Uncommitted Credit Facility”) with Citibank N.A., London Branch (“Citibank London”) pursuant to certain terms and conditions. Obligations under the Uncommitted Credit Facility are guaranteed by the Company and will be used for working capital and general corporate purposes and have a maturity date of April 13, 2023, at which time Wayside UK must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any interest, fees, costs and expenses, if any. As of September 30, 2022, no borrowings were outstanding under the Uncommitted Credit Facility.

On April 8, 2022, the Company entered into a $2,148,000 term loan (the “Term Loan”) with First American Commercial Bancorp, Inc. (“First American”) pursuant to a Master Loan and Security Agreement. The proceeds from the Term Loan will be used to fund certain capital expenditures. The borrowing under the Term Loan bears interest at a rate of 3.73% per annum and is being repaid over forty-eight monthly installments of principal and interest through April 2026.  As of September 30, 2022, the Company had $1.9 million outstanding under the Term Loan.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934, as amended.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that material information relating to us is made known to the officers who certify as to our financial reports and to other members of senior management and the Board of Directors.  These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act, are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of various members of our management, including our Company’s Chief Executive Officer (principal executive officer), Vice President and Chief Financial Officer (principal financial officer) and Vice President and Chief Accounting Officer (principal accounting officer). Based upon that evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting

Officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

As described above, on August 18, 2022 we completed the acquisition of Spinnakar. SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from date of acquisition. We are in the process of integrating Spinnakar’s operations within our internal control structure. In executing this integration, we are analyzing, evaluating, and where necessary, making changes in controls and procedures related to the Spinnakar business. Accordingly, management has excluded controls relating to Spinnakar in this quarter’s evaluation of disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting. Except for the acquisition of Spinnakar described above, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the three months ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the repurchase of Common Stock by the Company and its affiliated purchasers during the third quarter of 2022.

ISSUER PURCHASE OF EQUITY SECURITIES

						Maximum
						Number of
				Total Number		Shares That
				of Shares		May Yet Be
				Purchased as		Purchased
	Total		Average	Part of Publicly		Under the
	Number		Price Paid	Announced	Average	Plans or
	of Shares		Per Share	Plans or	Price Paid	Programs
Period	Purchased		(2)	Programs	Per Share	(3)

July 1, 2022 - July 31, 2022	—		$—	—	$—	545,786
August 1, 2022 - August 31, 2022	4,099	(1)	$31.00	—	$—	545,786
September 1, 2022 - September 30, 2022	—		$—	—	$—	545,786
Total	4,099		$31.00	—	$—	545,786

(1)	Includes 4,099 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (3) below.

(2)	Average price paid per share reflects the closing price the Company’s Common Stock on the business date the shares were surrendered by the employee stockholder to satisfy individual tax withholding obligations upon vesting of Restricted Stock or the price of the Common Stock paid on the open market purchase, as applicable.

(3)	On December 3, 2014, the Board of Directors of the Company approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. On February 2, 2017, the Board of Directors of the Company approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. The Company expects to purchase shares of its Common Stock from time to time in the market or otherwise subject to market conditions. The timing, number and value of shares of Common Stock repurchased are subject to the Company’s discretion. The Common Stock repurchase program does not have an expiration date.

Item 3. – Defaults Upon Senior Securities

None.

Item 4. – Mine Safety Disclosures

None.

Item 5. – Other Information

None.

Item 6. Exhibits

(a)	Exhibits

3.1 3.1(a) 3.2 31.1

Form of Amended and Restated Certificate of Incorporation of the Company. (1)

Certificate of Amendment of Restated Certificate of Incorporation of the Company. (2)

Amended and Restated Bylaws of the Company. (3)

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

101

The following financial information from Climb Global Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the SEC on November 3, 2022, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Stockholders’ Equity, (4) Condensed Consolidated Statements of Comprehensive Income, (5) Condensed Consolidated Statements of Cash Flows, and (6) the Notes to the Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(1) Incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-92810) filed on May 30, 1995, July 7, 1995 and July 18, 1995

(2) Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 27, 2022.

(3) Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on October 27, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLIMB GLOBAL SOLUTIONS, INC

November 3, 2022	By:	/s/ Dale Foster
Date		Dale Foster, Chief Executive Officer (Principal Executive Officer)

November 3, 2022	By:	/s/ Andrew Clark
Date		Andrew Clark, Vice President and Chief Financial Officer (Principal Financial Officer)

November 3, 2022	By:	/s/ Matthew Sullivan
Date		Matthew Sullivan, Vice President and Chief Accounting Officer (Principal Accounting Officer)