Form 10-K
period 2022-12-31
Climb Global Solutions, Inc.
filed 2023-03-16
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2022

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                              to

Commission file number: 000-26408

CLIMB GLOBAL SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3136104
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

4 Industrial Way West, Suite 300 Eatontown, NJ	07724
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 389-0932

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	CLMB	The NASDAQ Global Market

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
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ¨

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

The aggregate market value of the Common Stock held by non-affiliates of the Registrant computed by reference to the closing sale price for the Registrant’s Common Stock as of June 30, 2022, which was the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on The NASDAQ Global Market, was approximately $134.8 million. For purposes of this calculation, directors, officers and holders of more than 10% of the outstanding shares of Common Stock of the Registrant are deemed to be affiliates of the Registrant and the shares of Common Stock beneficially owned by them have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock as of February 28, 2023 was 4,516,652 shares.

Documents Incorporated by Reference: Portions of the Registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference in Part III herein. The registrant intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of the period covered by this report on Form 10-K.

PART I

Item 1. Business1

Item 1A. Risk Factors7

Item 1B. Unresolved Staff Comments15

Item 2. Properties15

Item 3. Legal Proceedings16

Item 4. Mine Safety Disclosures16

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities16

Item 6. [Reserved]17

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations17

Item 7A. Quantitative and Qualitative Disclosures about Market Risk27

Item 8. Financial Statements and Supplementary Data27

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure27

Item 9A. Controls and Procedures27

Item 9B. Other Information28

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.28

PART III

Item 10. Directors, Executive Officers and Corporate Governance29

Item 11. Executive Compensation29

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters29

Item 13. Certain Relationships and Related Party Transactions, and Director Independence29

Item 14. Principal Accounting Fees and Services29

PART IV

Item 15. Exhibits, Financial Statement Schedules29

Item 16. Form 10-K Summary.32

SIGNATURES33

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. The statements, other than statements of historical fact, included in this Annual Report are forward-looking statements. Many of the forward-looking statements contained in this Annual Report may be identified by the use of forward-looking words such as “believes,” “expects,” “intends,” “anticipates,” “plans,” “estimates,” “projects,” “forecasts,” “should,” “could,” “would,” “will,” “confident,” “may,” “can,” “potential,” “possible,” “proposed,” “in process,” “under construction,” “in development,” “opportunity,” “target,” “outlook,” “maintain,” “continue,” “goal,” “aim,” “commit,” or similar expressions or when we discuss our future operating results, priorities, strategy, goals, vision, mission, opportunities, projections, intentions or expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Because these forward-looking statements are subject to risks and uncertainties, actual results could differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, but are not limited to, the continued acceptance of the Company’s distribution channel by vendors and customers, the timely availability and acceptance of new products, product mix, market conditions, inflation, competitive pricing pressures, the successful integration of acquisitions, contribution of key vendor relationships and support programs, including vendor rebates and discounts, as well as factors that affect the software industry in general and other factors generally. Currently, one of the most significant factors is the potential adverse effect of the current COVID-19 pandemic on the Company, the global economy and financial markets. The extent to which COVID-19 impacts the Company will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, including the impact on our reseller partners and the end customer markets they serve, among others. We strongly urge current and prospective investors to carefully consider the cautionary statements and risk factors contained in this report, particularly the risks described under “Item 1A. Risk Factors” herein.

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

Unless otherwise specified, the “Company,” “we,” “us” or “our” refers to Climb Global Solutions, Inc., a Delaware corporation (formerly known as Wayside Technology Group, Inc.), and its consolidated subsidiaries.

Item 1. Business

General

The Company is a value added information technology (“IT”) distribution and solutions company. The Company primarily operates through its “Distribution” segment, which distributes emerging technologies to corporate resellers, value added resellers (VARs), consultants and systems integrators worldwide under the name “Climb Channel Solutions”. The Company also operates a smaller segment called “Solutions”, which is a cloud solutions provider and value-added reseller of software, hardware and services for customers worldwide under the name “GreyMatter”. Across both segments, we offer an extensive line of products from leading software vendors and tools for virtualization/cloud computing, security, networking, storage and infrastructure management, application lifecycle management and other technically sophisticated domains as well as computer hardware.

The Company was incorporated in Delaware in 1982.  On October 31, 2022, the Company adopted its current name, Climb Global Solutions, Inc. Our common stock, par value $0.01 per share (“Common Stock”) is listed on The NASDAQ Global Market under the symbol “CLMB”.

Distribution Segment

In our Distribution segment, which accounted for approximately 93% of our consolidated net sales and 83% of our consolidated gross profit during the year ended December 31, 2022, we distribute technology products from software developers, software vendors or original equipment manufacturers (OEMs) to resellers, and system integrators worldwide. We purchase software, maintenance/service agreements, networking/storage/security equipment and complementary products from our vendors and sell them to our reseller customers. The large majority of products we sell are “drop shipped” directly to the customers, which reduces physical handling by the Company and required investment in inventory. Generally, a vendor authorizes a limited number of companies to act as distributors of their product and sell to resellers of their product. Our reseller customers include value-added resellers, or VARs, corporate resellers, government resellers, system integrators, direct marketers, and national IT superstores. We combine our core strengths in customer service, marketing, distribution, credit and billing to allow our customers to achieve greater efficiencies in time to market in the IT channel in a cost-effective manner.

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

Solution Segment

We also provide comprehensive IT solutions directly to end users through our Solutions segment, which accounted for approximately 7% of our consolidated net sales and 17% of our consolidated gross profit during the year ended December 31, 2022. Products in this segment are acquired directly from OEMS, software developers or distributors and sold to end users. We provide customer service, billing, sales and marketing support in this segment and provide extended payment terms to facilitate sales.

The Company operates a distribution facility in Eatontown, New Jersey.

Acquisitions

We view acquisitions as an important part of our strategic growth plan. In 2020, we completed two acquisitions to add scale, broaden our geographic footprint, expand partner relationships and add cloud support capabilities.

In 2022, we completed the acquisition of Spinnakar Limited (“Spinnakar”), which expanded our sales presence in the United Kingdom distribution operations and brought key vendor partner relationships to our portfolio.

We plan to continue to evaluate acquisition opportunities as part of our strategic growth plan going forward.

Products

An essential part of our ongoing operations and strategic growth plan in our Distribution segment is the continued recruitment of software vendors for which we become authorized distributors of their products. Through our Distribution segment, we sell a wide variety of technology products from a broad range of software vendors and manufacturers, such as Bluebeam Software, Flexera Software, Intel Software, Microsoft, Micro Focus, Mindjet, SmartBear Software, SolarWinds, Sophos, StorageCraft Technology, TechSmith, Trend Micro, Unitrends, Tintri and Extrahop. On a continuous basis, we screen new vendors and products for inclusion in our line card based on their features, quality, price, profit margins and current market trends. Developing a diverse vendor base is a key element of our business strategy. We focus on establishing deep relationships with our vendor and reseller partners by providing specialized product training to our sales force and the use of dedicated sales teams. We have also established an efficient ordering process with our key partners through the implementation of electronic ordering and other processes adapted to their requirements. As a result, our relationships with our key vendor partners tend to be long-term in nature despite the absence of long-term contracts, with a significant portion of sales derived from annually recurring renewals of software maintenance and subscription agreements related to our partners embedded base of customers utilizing their software products. Additionally, a key part of our strategic growth plan is to provide a high level of support to select emerging technology vendors through our Climb Elevate program to develop future relationships throughout the growth cycle of a vendor partner.

In our Solutions business, an essential part of our strategic growth plan is to pursue opportunities with higher growth prospects and gross margin characteristics through the sale of specialty products, services and cloud offerings. Through acquisitions in the prior years, we added certain technical and administrative support capabilities to enable us to resell cloud and software as a service products (“SaaS”) including Microsoft products in the United Kingdom. Our strategic growth plan is to expand our cloud offerings by leveraging these support services to other markets and products.

For the year ended December 31, 2022, the Company had two vendors that accounted for 17% and 9%, respectively, of our consolidated purchases. For the year ended December 31, 2021, these same two vendors accounted for 20% and 10%, respectively, of our consolidated purchases. The loss of a key vendor or group of vendors could disrupt our product availability and otherwise have an adverse effect on the Company.

The Company predominantly sells third party software, software subscriptions, and maintenance. Sales of hardware and peripherals represented 6% and 5% of our adjusted gross billings in 2022 and 2021, respectively.

Cloud

Our vendor and reseller partners are increasingly incorporating cloud and hybrid cloud products into their portfolios. An essential part of our strategic growth plan is to provide value added services to our vendor partners and customers to enhance their ability to market these products. This includes maintaining infrastructure to facilitate licensing of cloud and SaaS products, providing technical support for cloud products, and providing integration and enablement services. We currently have the ability to provide support for these cloud services in the United Kingdom and Europe, and plan to continue to leverage these capabilities to provide cloud support services throughout our worldwide operations.

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

We sell products to large, multi-national broad line resellers, sometimes referred to as direct market resellers (DMRs), as well as thousands of VARs, which tend to be smaller and focus on value added services to their customers. As part of our strategic growth plan, we expect to continue diversifying our customer base by offering compelling products to the VAR community as we develop our vendor partner lineup. As a result, an increasing proportion of our sales in 2022 were from VARs, driven by a continued focus on increasing sales to larger VARs with more than $1 million in annual sales. For the year ended December 31, 2022, the Company had two customers, both of whom are considered DMRs, that accounted for 21%, and 16%, respectively, of consolidated net sales and as of December 31, 2022, 16% and 18%, respectively, of total net accounts receivable. For the year ended December 31, 2021, these same two customers accounted for 18%, and 17%, respectively, of consolidated net sales and as of December 31, 2021, 18% and 22%, respectively, of total net accounts receivable. Our top five customers accounted for 52% and 51% of consolidated net sales in 2022 and 2021, respectively.

Net sales to customers in Canada represented 8% and 9% of our consolidated net sales in 2022 and 2021, respectively. Net sales in Europe and the rest of the world represented 14% and 13% of our consolidated net sales in 2022 and 2021, respectively. For geographic financial information, please refer to Note 13 in the Notes to our Consolidated Financial Statements.

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

Competition

The Company operates in a highly competitive environment, both in the United States and internationally. There is significant competition within each market segment and geography served that creates pricing pressure and the need to continually improve services. The market for the technology products we sell is characterized by rapid changes in technology, user requirements, and competitive pricing. The way software products are distributed and sold is constantly changing, and new methods of distribution and sale may emerge or expand, including direct sales by technology providers to end users, and the introduction of cloud versions of their products. As an IT channel solutions provider, a critical element of our strategic growth plan is to maintain our ability to offer an efficient route to market for emerging technology vendors. Additionally, a key element of our strategic growth plan is to capitalize on market changes by implementing new value added services such as cloud support and integration offerings.

In our Distribution segment, we compete with other distributors to become an authorized distributor of products from software developers and vendors. The Company competes to gain distribution rights for new products primarily based on its reputation for successfully bringing new products to market and the strength of and quality of its relationships with software vendors and the reseller community. We also compete against other distributors to gain market share among authorized resellers for products we are authorized to distribute based on price, and level of service. We compete against much larger broad-line distributors with more resources than we have, including Arrow Electronics Inc. (NYSE: ARW), TD Synnex Corporation (NYSE: SNX) and Ingram Micro, as well as specialty distributors. We believe we offer a compelling solution for emerging technology vendors seeking to establish the IT channel as a route to market, by offering broad distribution capabilities with more flexibility than some of our larger competitors.

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

Trademarks, Service Marks and Domain Names

The Company conducts its business under various trademarks and service marks including Climb Channel Solutions, Grey Matter, Cloud Know How and International Software Partners. The Company protects these trademarks and service marks and believes that they have significant value to us and are important factors in our marketing programs.

We have registered and maintained Internet domain names, including “climbglobalsolutions.com”.

Government Regulation

The Company is subject to and endeavors to comply with various government regulations in the United States as well as various jurisdictions where it operates.  These regulations cover several diverse areas including trade compliance, anti-bribery, anti-corruption, money laundering, securities, environmental, and data and privacy protection.  Increased government scrutiny of the Company's actions or enforcement could materially and adversely affect its business or damage its reputation.  In addition, the Company may conduct, or it may be required to conduct, internal investigations or face audits or investigations by one or more domestic or foreign government or regulatory agencies, which could be costly and time-consuming, and could divert management and key personnel from the Company’s business operations.  See Risk Factors in Part I, Item 1A.

Employees and Human Capital

We understand the importance of human capital and prioritize building our culture, talent development, compensation and benefits, and diversity and inclusion.  Our human capital resources objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants.  The attraction, retention and development of employees is critical to our success.  We accomplish this, in part, by our competitive compensation practices, training initiatives, and growth opportunities within the Company.

The Company believes its capabilities and services are made possible by a broad group of professionals who understand its customer's problems from numerous perspectives and curate forward-looking, comprehensive solutions.  The Company's employees’ diverse backgrounds have melded into rich perspectives that sharpen the Company, drive more scale, extending the Company's value, winning in the market with the diversity of its people and the strength of its culture, to enhance value for customers and benefit all stakeholders.

The Company's business results depend in part on its ability to successfully manage human capital resources, including attracting, identifying, and retaining key talent.  Factors that may affect the Company's ability to attract and retain qualified employees include employee morale, its reputation, competition from other employers, and availability of qualified individuals.

As of December 31, 2022, the Company had 300 total employees, including 284 full-time employees. The Company is not a party to any collective bargaining agreements with its employees, has experienced no work stoppages and considers its relationships with its employees to be satisfactory.

The following table shows the Company’s approximate headcount by region:

	Americas	EMEA
Headcount	162	138

Workforce Health and Safety

We take workplace safety very seriously and our robust safety program means that we are constantly evaluating our safety protocols in an effort to keep our facilities safe for our employees.

The Company continued to provide a safe work environment as the COVID-19 pandemic persisted during 2022.  It aligned with and followed the guidance of the world’s leading health authorities, as well as related local, regional, and national government directives.

We continue to monitor the impact of the COVID-19 pandemic on our teammates and within our operations, and proactively modify or adopt new practices to promote their health and safety.

Compensation and Benefits

As part of our compensation philosophy, we believe that we must offer and maintain market competitive compensation and benefit programs for our employees in order to attract and retain superior talent. In addition to competitive base wages, additional programs include the 2021 Omnibus Incentive Plan, a company matched 401(k) Plan, healthcare and insurance benefits, flexible spending accounts, paid time off and employee assistance programs.

Diversity and Inclusion

We are committed to our continued efforts to increase diversity and foster an inclusive work environment that supports the workforce and the communities we serve.  We recruit the best qualified employees regardless of gender, ethnicity or other protected traits and it is our policy to fully comply with all laws applicable to discrimination in the workplace.

Company Information

Our principal executive offices are located at 4 Industrial Way West, Suite 300 Eatontown, NJ 07724, and our telephone number is (732) 389-0932.  We have operations throughout North America and Europe. Our website address is www.climbglobalsolutions.com, and the other web sites maintained by our business include www.climbcs.com and www.greymatter.com.  Information contained on or accessible through our websites is neither a part of this Annual Report nor incorporated by reference herein, and any references to our website and the inclusion of our website address in this Annual Report are intended to be inactive textual references only.

Available Information

Under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is required to file annual, quarterly and current reports, proxy and information statements and other information with the Securities and Exchange Commission (“SEC”). The SEC maintains a web site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. The Company also makes available, free of charge, through its internet web site at http://www.climbglobalsolutions.com, its reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with the SEC. The information contained on, or otherwise accessible through, our website is not part of, or incorporated by reference into, this Annual Report.

The Company has a Code of Ethics and Business Conduct that applies to all employees, officers and directors of the Company, including our Chief Executive Officer and Chief Financial Officer. We review the Code of Ethics and Business Conduct annually and consider updates as necessary. The full text of the Code of Ethics and Business Conduct, is available at our web site, http://www.climbglobalsolutions.com. We intend to disclose any amendment to, or waiver from, a provision of the Code of Ethical Conduct that applies to its Chief Executive Officer or Chief Financial Officer on our web site.

Item 1A. Risk Factors

Investors should carefully consider the risk factors set forth below as well as the other information contained in this report. Any of the following risks could materially and adversely affect our business, financial condition or results of operations and could cause our results to differ from the “forward-looking statements” contained in this Annual Report. Additional risks and uncertainties not currently known to us or those currently viewed by us to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

Risks Related to our Business and Industry

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

The global COVID-19 pandemic continues to impact the Company's business, through significant shortages, disruptions, constraints, extended lead times, and unpredictability across the global supply chain; which has resulted in rapidly changing market conditions, including frequent, and unpredictable, increases in the price of products and services the Company sells. Further disruptions to the supply chain due to the COVID-19 pandemic and its variants, or other global or domestic events could materially adversely impact the Company’s business, and the Company may not be able to mitigate or prevent disruptions that may arise from shortages, or the other related impacts discussed above, particularly if the Company is unable to pass price increases on to customers, or if the Company experiences significant decreases in price, or other pricing pressures caused by disruption of the global markets in which it operates. Even after the COVID-19 pandemic has subsided and the U.S. Administration announced that the Covid public health emergency is set to expire on May 11, 2023, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. Refer to "COVID-19 Pandemic Update" in Management's Discussion & Analysis of Financial Condition and Results of Operations for a further discussion about the Company's description about the impacts of COVID-19.

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

We rely on our vendor partners for product availability, marketing funds, purchasing incentives and competitive products to sell. We acquire products for resale both directly from manufacturers and indirectly from distributors. The loss of a vendor partner could cause a disruption in the availability of products. Additionally, there is no assurance that as manufacturers continue to or increasingly sell directly to end users and through the distribution channel, that they will not limit or curtail the availability of their products to distributors/resellers like us. For example, resellers and software vendors may attempt to increase the volume of software products distributed electronically through Electronic Software Distribution (“ESD”) technology, through subscription services, and through on-line shopping services, and correspondingly, decrease the volume of products sold through us. Our inability to obtain a sufficient quantity of products, or an allocation of products from a manufacturer in a way that favors one of our competitors, or competing distribution channels, relative to us, could cause us to be unable to fill clients’ orders in a timely manner, or at all, which could have a material adverse effect on our business, results of operations and financial condition. We also rely on our vendor partners to provide funds for us to market their products, including through our on-line marketing efforts, and to provide purchasing incentives to us. If any of the vendor partners that have historically provided these benefits to us decides to reduce such benefits, our expenses would increase, adversely affecting our results of operations.

The IT products and services industry is intensely competitive and actions of competitors, including manufacturers of products we sell, can negatively affect our business. Competition has been based primarily on price, product availability, speed of delivery, credit availability and quality and breadth of product lines and, increasingly, also is based on the ability to tailor specific solutions to client needs. We compete with manufacturers, including manufacturers of products we sell, as well as a large number and wide variety of marketers and resellers of IT products and services. In addition, manufacturers are increasing the volume of software products they distribute electronically directly to end-users and in the future, will likely pay lower referral fees for sales of certain software licensing agreements sold by us. Generally, pricing is very aggressive in the industry, and we expect pricing pressures to continue. There can be no assurance that we will be able to negotiate prices as favorable as those negotiated by our competitors or that we will be able to offset the effects of price reductions with an increase in the number of clients, higher net sales, cost reductions, or greater sales of services, which service sales typically are delivered at higher gross margins, or otherwise. Price reductions by our competitors that we either cannot or choose not to match, could result in an erosion of our market share and/or reduced sales or, to the extent we match, such reductions, could result in reduced operating margins, any of which could have a material adverse effect on our business, results of operations and financial condition.

The way software products are distributed and sold is changing, and new methods of distribution and sale may emerge or expand. Software vendors have sold, and may intensify their efforts to sell, their products directly to end-users. There can be no assurances that software developers and vendors will continue using distributors and resellers to the same extent they currently do. Future efforts by software developers and vendors to bypass third-party sales channels could materially and adversely affect the Company’s business, results of operations and financial condition. In addition, resellers and software vendors may attempt to increase the volume of software products distributed electronically through ESD technology, through subscription services, and through on-line shopping services. Any of these competitive programs, if successful, could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company’s business and results of operations may be adversely affected if the terms and conditions of the Company’s authorizations with its vendors were to be significantly modified or if certain products become unavailable to the Company.

We offer credit to our customers and, therefore, are subject to significant credit risk. We sell our products to a large and diverse customer base. We finance a significant portion of such sales through trade credit, typically by providing 30 to 60-day payment terms. In addition, we offer extended payment terms to certain customers for terms of up to two years. As a result, our business could be adversely affected in the event of a deterioration of the financial condition of our customers, resulting in the customers’ inability to repay us. This risk may increase if there is a general economic downturn affecting a large number of our customers and in the event our customers do not adequately manage their business or properly disclose their financial condition. Also, certain of our larger customers require greater than 30-day payment terms which could increase our credit risk and decrease our operating cash flow.

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

Sales of products purchased from our largest two vendors accounted for 26% of our 2022 purchases and sales from our largest five vendors generated approximately 42% of 2022 purchases. As is the case with many of our vendor and customer relationships, our contractual arrangements with these large vendors are terminable by either party upon several months’ notice. If these contracts or our relationships with these vendors terminate for any reason, or if any of our other significant vendor relationships terminate for any reason, and we are not able to sell or procure a sufficient supply of those products from alternative sources, or at all, our financial position and results of operations would be adversely affected. Our vendors are subject to many if not all of the same (or similar) risks and uncertainties to which we are subject, as well as other risks and uncertainties, and we compete with others for their business. Accordingly, we are at a continual risk of loss of their business on account of a number of factors and forces, many of which are largely beyond our control.

In 2022, our two largest customers accounted for 37% of our net sales and our largest five customers accounted for 52% of our net sales. If any of our significant customer relationships terminate for any reason, and we are not able to replace those customers and associated revenues, our financial position and results of operations would be adversely affected.

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

Failure to adequately maintain the security of our electronic and other confidential information could materially adversely affect our financial condition and results of operations. We are dependent upon automated information technology processes. Privacy, security, and compliance concerns have continued to increase as technology has evolved to facilitate commerce and as cross-border commerce increases. As part of our normal business activities, we collect and store certain confidential information, including personal information of employees and information about partners and clients which may be entitled to protection under several regulatory regimes. In the course of normal and customary business practice, we may share some of this information with vendors who assist us with certain aspects of our business. Moreover, the success of our operations depends upon the secure transmission of confidential and personal data over public networks, including the use of cashless payments. Although we did not have any material cybersecurity breaches in 2022, any failure on the part of us or our vendors to maintain the security of data we are required to protect, including via the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in our employees’, partners’ and clients’ confidence in us and other competitive disadvantages, and thus could have a material adverse impact on our business, financial condition and results of operations.

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

We may explore additional growth through acquisitions. During the current year, we completed one acquisition to expand our sales presence in the United Kingdom distribution operations and bring key vendor partner relationships to our portfolio. As part of our strategic growth plan, we may pursue the acquisition of companies that either complement or expand our existing business. As a result, we regularly evaluate potential acquisition opportunities, which may be material in size and scope. In addition to those risks to which our business and the acquired businesses are generally subject, the acquisition of these businesses gives rise to transactional and transitional risks, and the risk that the anticipated benefits will not be realized.

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

The Company’s non-U.S. sales represent an increasing portion of its revenues, and consequently, the company is exposed to risks associated with operating internationally. In 2022 and 2021, approximately 22% of the Company’s net sales came from its operations outside the United States. As a result of the Company’s international sales and locations, its operations are subject to a variety of risks that are specific to international operations, including the following:

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

As our employees continue to work on a hybrid environment, which includes splitting time between working from the office and working from home, we are highly reliant on the availability and functionality of our information systems to enable for our operations. Working from home may increase risk of data loss, including privacy-related events. If our information systems are not operational for reasons which may include cyber security attacks, data center failures, failures by telecom providers to provide services to our business and to our employees’ homes, power failures, or failures of off-premise software such as SaaS based software, our business and financial results may be adversely impacted.

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

The interest rate of our current credit facility is priced using LIBOR and is subject to risks associated with the transition from LIBOR to an alternative reference rate that could adversely affect our business, operating results, and financial condition. LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We use LIBOR as a reference rate in our current credit facility. In July 2017, the U. K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR and while the transition period for many LIBOR tenors has been extended to June 2023, the U.S. Federal Reserve advised banks to stop new LIBOR issuances. The Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, has identified the secured overnight financing rate, or SOFR, as the recommended alternative rate for all LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated in coming years. Accordingly, the outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our borrowings under the current credit facility.  Further, the consequences of these developments, or any alternative reference rate that is adopted, cannot be entirely predicted but could include an increase in the cost of our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

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

Our Common Stock is listed on The NASDAQ Global Market tier of the Nasdaq Stock Market, and we therefore are subject to continued listing requirements, including requirements with respect to the market value and number of publicly-held shares, number of stockholders, minimum bid price, number of market makers and either (i) stockholders’ equity or (ii) total market value of stock, total assets and total revenues. If we fail to satisfy one or more of the requirements, we may be delisted from The NASDAQ Global Market. If we do not qualify for listing on The NASDAQ Capital Market, and if we are not able to list our Common Stock on another exchange, our Common Stock could be quoted on the OTC Bulletin Board or on the “pink sheets”. As a result, we could face significant adverse consequences including, among others, a limited availability of market quotations for our securities and a decreased ability to issue additional securities or obtain additional financing in the future.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company leases approximately 20,000 square feet of space in Eatontown, New Jersey for its corporate headquarters under a lease expiring in April 2027. Total annual rent expense for this premise is approximately $460,000. The Company subleases approximately 7,165 square feet of this space under a sublease expiring in April 2027. Total annual sublease income for this space is approximately $150,000.

The Company also leases 7,800 square feet of warehouse space in Eatontown, New Jersey under a lease expiring in December 2023. Total annual rent expense for such warehouse space is approximately $64,000. The Company also subleases a satellite office in Maryland. Total annual rent expense for the satellite office is approximately $30,000. The Company also leases office space in the United Kingdom under a lease expiring in April 2026. Total annual rent expense for this premise is approximately $65,000.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our Common Stock, par value $0.01, trade on The Nasdaq Global Market tier of The Nasdaq Stock Marker under the symbol “CLMB”.

Dividends

In each of 2022 and 2021, we declared dividends totaling $0.68 per share on our Common Stock.  The payment of future dividends is at the discretion of our Board of Directors and will depend upon future earnings, results of operations, capital requirements, our financial condition, contractual restrictions, including the terms of the agreements governing our debt and any future indebtedness we may incur and other relevant factors and other factors the Board of Directors may find relevant. There can be no assurance that we will continue to pay comparable cash dividends in the future.

Shareholder Information

As of February 9, 2023, there were approximately 19 record holders of our Common Stock. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by banks, broker or other nominees.

Purchases of Equity Securities

During the fourth quarter of 2022, we repurchased shares of our Common Stock as follows:

						Maximum
						Number of
				Total Number		Shares That
				of Shares		May Yet Be
				Purchased as		Purchased
	Total		Average	Part of Publicly		Under the
	Number		Price Paid	Announced	Average	Plans or
	of Shares		Per Share	Plans or	Price Paid	Programs
Period	Purchased		(2)	Programs	Per Share	(3)

October 1, 2022 - October 31, 2022	—		$—	—	$—	545,786
November 1, 2022 - November 30, 2022	4,321	(1)	$31.13	—	$—	545,786
December 1, 2022 - December 31, 2022	—		$—	—	$—	545,786
Total	4,321		$31.13	—	$—	545,786
(1)	Represents 4,321 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (3) below.

(2)	Average price paid per share reflects the closing price of the Company’s Common Stock on the business date the shares were surrendered by the employee stockholder to satisfy individual tax withholding obligations upon vesting of Restricted Stock or the price of the Common Stock paid on the open market purchase, as applicable.

(3)	On December 3, 2014, the Board of Directors of the Company approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. On February 2, 2017, the Board of Directors of the Company approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. The Company expects to purchase shares of its Common Stock from time to time in the market or otherwise subject to market conditions. The Common Stock repurchase program does not have an expiration date.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto.  This discussion and analysis contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain risks and uncertainties, including those set forth under the heading “Risk Factors” and elsewhere in this Annual Report.

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

Name Change of Wayside Technology Group, Inc. to Climb Global Solutions, Inc.

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

Dividend Policy and Share Repurchase Program. Historically we have sought to return value to investors through the payment of quarterly dividends and share repurchases. Total dividends paid and the dollar value of shares repurchased were $3.0 million and $0.7 million for the year ended December 31, 2022, respectively, and $3.0 million and $0.5 million for the year ended December 31, 2021, respectively. The payment of future dividends and any share repurchases are at the discretion of our Board of Directors and dependent on results of operations, projected capital requirements and other factors the Board of Directors may find relevant.

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

Inflation. We have historically not been adversely affected by inflation, as abrupt changes in technology, rapid changes in customer preferences, short product life cycles and evolving industry standards within the IT industry have generally caused the prices of the products we sell to decline. This requires us to sell new products and have growth in unit sales of existing products in order to increase our net sales. We believe that most price increases could be passed on to our customers, as prices charged by us are not set by long-term contracts; however, as a result of competitive pressure, there can be no assurance that the full effect of any such price increases could be passed on to our customers or cause a reduction in our customers spending.

Financial Overview

Net sales increased 8%, or $21.7 million, to $304.3 million for the year ended December 31, 2022, compared to $282.6 million for the same period in 2021. Gross profit increased 18%, or $8.4 million, to $54.1 million for the year ended December 31, 2022, compared to $45.7 million for the same period in 2021. Selling, general and administrative (“SG&A”) expenses increased 6%, or $2.0 million, to $34.1 million for the year ended December 31, 2022, compared to $32.1 million for the same period in 2021. Acquisition related costs for the year ended December 31, 2022 were $0.6 million compared to no expense for the same period in 2021. Amortization and depreciation expense increased $0.6 million to $2.1 million for the year ended December 31, 2022 compared to $1.5 million for the same period in the prior year. Net income increased 36%, or $3.3 million, to $12.5 million for the year ended December 31, 2022 compared to $9.2 million for the same period in 2021. Income per diluted share increased 34%, or $0.72, to $2.81 for the year ended December 31, 2022 compared to $2.09 for the same period in 2021.

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

The Company believes the following critical accounting policies and estimates used in the preparation of its Consolidated Financial Statements affect its more significant judgments and estimates.

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)” ("ASU 2016-13"). ASU 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. In November 2019, FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).”  This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Effective January 1, 2023, the company will adopt the update using a modified retrospective approach with a cumulative-effect adjustment to retained earnings. The new credit loss standard is not expected to have a material effect on our financial position, results of operations or cash flows.

Results of Operations

The following table sets forth for the years indicated the percentage of net sales represented by selected items reflected in the Company’s Consolidated Statements of Earnings. The year-to-year comparison of financial results is not necessarily indicative of future results:

	Year ended
	December 31,
	2022	2021
Net sales	100%	100%
Cost of sales	82.2	83.8
Gross profit	17.8	16.2
Selling, general and administrative expenses	11.2	11.4
Acquisition related costs	0.2	—
Amortization and depreciation expense	0.7	0.5
Income from operations	5.7	4.3
Other income (expense)	(0.3)	0.1
Income before income taxes	5.4	4.4
Income tax provision	1.3	1.1
Net income	4.1%	3.3%

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

	Year ended
	December 31,	December 31,
Reconciliation of net sales to adjusted gross billings (Non-GAAP):	2022	2021

Net sales	$304,348	$282,582
Costs of sales related to sales where the Company is an agent	760,310	652,396
Adjusted gross billings	$1,064,658	$934,978

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

	Year ended
	December 31,	December 31,
Net income reconciled to adjusted EBITDA:	2022	2021

Net income	$12,497	$9,198
Provision for income taxes	4,035	3,166
Amortization and depreciation	2,054	1,529
Interest expense	71	68
EBITDA	18,657	13,961
Share-based compensation	1,897	1,546
Acquisition related costs	582	-
Adjusted EBITDA	$21,136	$15,507

We define adjusted EBITDA, as net income, plus provision for income taxes, depreciation, amortization, share-based compensation, interest, and acquisition related costs. We define effective margin as adjusted EBITDA as a percentage of gross profit. We provided a reconciliation of adjusted EBITDA to net income, which is the most directly comparable US GAAP measure. We use adjusted EBITDA as a supplemental measure of our performance to gain insight into our businesses profitability when compared to the prior year and our competitors. Adjusted EBITDA is also a component to our financial covenants in our credit facility. Our use of adjusted EBITDA has limitations, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under US GAAP. In addition, other companies, including companies in our industry, might calculate adjusted EBITDA, or similarly titled measures differently, which may reduce their usefulness as comparative measures.

Key Financial Metrics

	Year ended
	December 31,	December 31,
	2022	2021

Net sales	$304,348	$282,582
Adjusted gross billings (Non-GAAP)	$1,064,658	$934,978

Gross profit	$54,094	$45,716
Gross profit - Distribution	$44,970	$36,526
Gross profit - Solutions	$9,124	$9,190

Adjusted EBITDA (Non-GAAP)	$21,136	$15,507

Gross margin % - Adjusted gross billings (Non-GAAP)	5.1%	4.9%
Effective margin % - Adjusted EBITDA (Non-GAAP)	39.1%	33.9%

We consider gross profit growth and effective margin to be key metrics in evaluating our business. During the year ended December 31, 2022, gross profit increased 18%, or $8.4 million, to $54.1 million compared to $45.7 million for the same period in 2021 while effective margin increased 520 basis points to 39.1% compared to 33.9% for the same period in 2021.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Acquisition

On August 18, 2022, we completed the acquisition of Spinnakar  for an aggregate purchase price of approximately £9.8 million (equivalent to $11.8 million USD), subject to certain working capital and other adjustments, paid at closing plus a potential post-closing earn-out. The operating results of Spinnakar are included in our operating results from the date of acquisition.

The Company recorded net revenue for Spinnakar of approximately $6.0 million and net income of approximately $0.4 million during the year ended December 31, 2022.

Net Sales

Net sales for the year ended December 31, 2022 increased 8%, or $21.7 million, to $304.3 million compared to $282.6 million for the same period in 2021.

Adjusted gross billings, a non-GAAP financial measure, for the year ended December 31, 2022 increased 14%, or $129.7 million, to $1,064.7 million compared to $935.0 million for the same period in 2021.

Net sales in our Distribution segment for the year ended December 31, 2022 increased 9%, or $23.1 million, to $282.5 million compared to $259.4 million for the same period in the prior year. Adjusted gross billings for the Distribution segment for the year ended December 31, 2022 increased 15%, or $126.5 million, to $998.8 million compared to $872.3 million for the same period in 2021. Net sales and adjusted gross billings increased due to organic growth at our existing vendor lines as well as the impact of the Spinnakar acquisition in the current year. Adjusted gross billings increased at a greater rate than net sales due to differences in the product mix between the two periods and an unfavorable impact of foreign exchange rates.

Net sales in our Solutions segment for the year ended December 31, 2022 decreased 6%, or $1.4 million, to $21.8 million compared to $23.2 million for the prior year.  Adjusted gross billings for the Solutions segment for the year ended

December 31, 2022 increased 5%, or $3.2 million, to $65.9 million compared to $62.7 million for the same period in 2021. Adjusted gross billings increased while net sales decreased due to differences in the product mix between the two periods.

During the year ended December 31, 2022, we relied on two key customers for a total of 37% of our total net sales. One major customer accounted for 21% and the other for 16%, of our total net sales during the year ended December 31, 2022. These same customers accounted for 16% and 18%, of total net accounts receivable as of December 31, 2022.

Gross Profit

Gross profit for the year ended December 31, 2022 increased 18%, or $8.4 million, to $54.1 million compared to $45.7 million for the same period in 2021.

Distribution segment gross profit for the year ended December 31, 2022 increased 23%, or $8.5 million, to $45.0 million compared to $36.5 million for the same period in 2021. The increase in Distribution segment gross profit resulted primarily from the organic growth at our existing vendor lines, impact of Spinnakar since the date of acquisition, lower early pay discounts and other rebates and discounts offered to our customers as a percentage of adjusted gross billings and increased rebates and discounts from our vendor partners.

Solutions segment gross profit for the year ended December 31, 2022, decreased 1%, or $0.1 million, to $9.1 million compared to $9.2 million for the same period in 2021.

Customer rebates and discounts for the year ended December 31, 2022 were $8.8 million compared to $8.7 million for the same period in the prior year. As a percentage of adjusted gross billings, customer rebates and discounts decreased during the year ended December 31, 2022, compared to the same period in the prior year. Customer rebates and discounts vary based on terms of rebate and early pay discount programs offered to customers and timing of payments ultimately received from our customers.

Vendor rebates and discounts for the year ended December 31, 2022, were $6.1 million compared to $4.5 million for the same period in the prior year. As a percentage of adjusted gross billings, vendor rebates and discounts also increased during the year ended December 31, 2022 compared to the same period in the prior year. Vendor rebates are dependent on programs offered by our vendors and in some cases reaching certain volume targets set by our vendors or meeting certain early payment programs offered by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully. We anticipate that price competition in our market will continue in both of our business segments.

Selling, General and Administrative Expenses

SG&A expenses for the year ended December 31, 2022, increased 6%, or $2.0 million, to $34.1 million, compared to $32.1 million for the same period in the prior year. The increase was primarily driven by higher payroll and related costs consistent with higher gross profit, including the impact of the Spinnakar acquisition. SG&A expenses were 3.5% of adjusted gross billings, a non-GAAP financial measure, for the year ended December 31, 2022, compared to 3.4% for the same period in the prior year.

The Company expects that its SG&A expenses, as a percentage of adjusted gross billings, a non-GAAP financial measure, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We plan to continue to expand our investment in information technology to support the growth of our business.

Acquisition Related Costs

Acquisition related costs for the year ended December 31, 2022 were $0.6 million compared to no expense for the same period in the prior year. These expenses relate to costs incurred in conjunction with the acquisition of Spinnakar.

Foreign Currency Transaction Loss

Foreign currency transaction loss for the year ended December 31, 2022 was $0.9 million compared to a foreign currency transaction loss of $0.1 million for the same period in the prior year. These expenses primarily relate to the change in the value of accounts payable and other monetary assets and liabilities denominated in currencies other than their functional currency between the date of origination and settlement.

Income Taxes

For the year ended December 31, 2022, the Company recorded a provision for income taxes of $4.0 million, or 24.4% of income before taxes, compared to $3.2 million, or 25.6% of income before taxes for the same period in the prior year.  The provision for income taxes in the prior year was impacted by a deferred tax adjustment due to an increase in the corporate tax rate in a foreign jurisdiction the Company operates in that will impact the rate at which deferred taxes are reversed in future periods.

Liquidity and Capital Resources

Our cash and cash equivalents decreased by $9.1 million to $20.2 million at December 31, 2022 compared to $29.3 million at December 31, 2021. Cash and cash equivalents decreasing was primarily the result of $4.5 million of cash and cash equivalents provided by operating activities, offset by $8.5 million payment for the Spinnakar acquisition, $2.5 million of cash used in other investing activities, $1.8 million of cash used in financing activities and $0.7 million negative impact of foreign exchange rates on cash and cash equivalents.

Net cash provided by operating activities for the year ended December 31, 2022 was $4.6 million, comprised of net income adjusted for non-cash items of $16.3 million offset by changes in operating assets and liabilities of $11.8 million.

Net cash and cash equivalents used in investing activities during the year ended December 31, 2022 was $11.0 million, comprised of $2.5 million of purchases of fixed assets and $8.5 million payment for the Spinnakar acquisition, net of cash acquired. On August 18, 2022, we completed the acquisition of Spinnakar for an aggregate purchase price of approximately £9.8 million (equivalent to $11.8 million USD), subject to certain working capital and other adjustments, paid at closing plus a potential post-closing earn-out. The Company financed the acquisition from existing cash on the balance sheet.

Net cash and cash equivalents used in financing activities during the year ended December 31, 2022 was $1.8 million, comprised of borrowings under term loan, net of $1.8 million, offset by dividend payments on our Common Stock of $3.0 million and purchases of treasury stock of $0.6 million.

On December 3, 2014, the Board of Directors of the Company approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. On February 2, 2017, the Board of Directors approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. The Company is authorized to purchase 545,786 shares of Common Stock as of December 31, 2022. The Common Stock repurchase program does not have an expiration date.

As of December 31, 2022, we held 806,068 shares of our Common Stock in treasury at an average cost of $16.41 per share. As of December 31, 2021, we held 859,828 shares of our Common Stock in treasury at an average cost of $16.13 per share. We intend to hold the repurchased shares in treasury for general corporate purposes, including issuances under various stock plans.

On November 15, 2017, the Company entered into a $20,000,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Second Amended and Restated Revolving Credit Loan Agreement (the “Loan Agreement”), Second Amended and Restated Revolving Credit Loan Note (the “Note”), Second Amended and Restated Security Agreement and Second Amended and Restated Pledge and Security Agreement. On August 31, 2020, the Company entered into an amendment to the Credit Facility (the “Amended Credit Facility”) pursuant to a First

Amendment to Second Amended and Restated Revolving Credit Loan Agreement and Other Loan Documents (the “Amended Loan Agreement”) and First Allonge to Second Amended and Restated Revolving Credit Loan Note (the “Amended Note”). The Amended Credit Facility, which will continue to be used for working capital and general corporate purposes, matures on June 30, 2023, at which time the Company must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any, fees, costs and expenses. The interest rate for any borrowings under the Amended Credit Facility is subject to change from time to time based on the changes in the LIBOR Rate, as defined in the Amended Loan Agreement (the “Index”). As of December 31, 2022 and 2021, the Company had no borrowings outstanding under the Credit Facility.

On April 13, 2021, Wayside Technology UK Holdings Limited (“Wayside UK”), a wholly-owned subsidiary of the Company, entered into an uncommitted short term credit facility of £8,000,000 (“Uncommitted Credit Facility”) with Citibank N.A., London Branch pursuant to certain terms and conditions. Obligations under the Uncommitted Credit Facility are guaranteed by the Company and will be used for working capital and general corporate purposes and have a maturity date of April 13, 2023, at which time Wayside UK must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any interest, fees, costs and expenses, if any. As of December 31, 2022 and 2021, no borrowings were outstanding under the Uncommitted Credit Facility.

On April 8, 2022, the Company entered into a $2.1 million term loan (the “Term Loan”) with First American Commercial Bancorp, Inc. pursuant to a Master Loan and Security Agreement. The proceeds from the Term Loan will be used to fund certain capital expenditures. The borrowing under the Term Loan bears interest at a rate of 3.73% per annum and is being repaid over forty-eight monthly installments of principal and interest through April 2026. As of December 31, 2022, the Company had $1.8 million outstanding under the Term Loan. There were no amounts outstanding under the Term Loan as of December 31, 2021.

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

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements at Item 15(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures”, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report. This evaluation was carried out under the supervision and with the participation of various members of our management, including our Company’s Chief Executive Officer (principal executive officer), Vice President and Chief Financial Officer (principal financial officer) and Vice President and Chief Accounting Officer (principal accounting officer). Based upon that evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this Annual Report, to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

The Company's independent registered public accounting firm, BDO USA, LLP, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2022, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, no such changes to our internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2022.  As part of that evaluation, management identified changes in user access privileges that were implemented during the first quarter in 2022 at a component. These changes in user access privileges were made in response to identified control deficiencies to ensure that appropriate segregation of duties was maintained as it relates to the preparation and review of journal entries at that component.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required hereunder, with the exception of the information relating to the Company’s Code of Ethical Conduct that is presented in Part I under the heading “Available Information,” is incorporated by reference herein from our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A within 120 days of the end of the fiscal year to which this Annual Report relates (the “Definitive Proxy Statement”) under the sections captioned “Election of Directors” and “Corporate Governance.”

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

1.	Consolidated Financial Statements (See Index to Consolidated Financial Statements on page F-1 of this Annual Report);

2.	Financial Statement Schedule:

Schedule II Valuation and Qualifying Accounts

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or notes thereto.

3.	Exhibits Required by Regulation S-K, Item 601:

Exhibit No.	Description of Exhibit

2.1	Share Purchase Agreement, dated August 18, 2022, by and among the seller listed therein, and Wayside Technology UK Holding Limited. (14)

3.1	Form of Amended and Restated Certificate of Incorporation of the Company. (1)

3.1(a)	Certificate of Amendment of Restated Certificate of Incorporation of the Company. (2)

3.1(b)	Certificate of Amendment of Restated Certificate of Incorporation of the Company. (15)

3.2	Amended and Restated Bylaws of the Company. (13)

4.1	Specimen of Common Stock Certificate. (1)

4.3	Description of Securities. (filed herewith).

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

10.7	Code of Ethics and Business Conduct. (7)

10.8*	Employment agreement dated January 15, 2020 between the Company and Dale Foster. (8)

Exhibit No.	Description of Exhibit

10.9*	Employment agreement dated January 2, 2018 between the Company and Charles Bass. (9)

10.10*	Employment agreement dated June 8, 2021 between the Company and Andrew Clark. (16)

10.11*	Offer Letter, dated January 6, 2003, from the Company to Vito Legrottaglie. (4)

10.12*	Form of Officer and Director Indemnification Agreement. (10)

10.13*	2012 Stock-Based Compensation Plan. (5)

10.14*	2021 Stock-Based Compensation Plan. (12)

10.28*	Form of Non-Qualified Stock Option Agreement. (3)

21.1	Subsidiaries of the Registrant. (filed herewith)

23.1	Consent of BDO USA, LLP, an Independent Registered Public Accounting Firm. (filed herewith)

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Dale Foster, the Chief Executive Officer of the Company (filed herewith).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Andrew Clark, the Vice President and Chief Financial Officer of the Company (filed herewith).

31.3	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Matthew Sullivan, the Vice President and Chief Accounting Officer of the Company (filed herewith).

32.1

Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Dale Foster, the Chief Executive Officer of the Company (furnished herewith).

32.2

Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Andrew Clark, the Vice President and Chief Financial Officer of the Company (furnished herewith).

32.3

Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Matthew Sullivan, the Vice President and Chief Accounting Officer of the Company (furnished herewith).

101

The following financial information from Climb Global Solutions, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 16, 2023, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Earnings, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(1)	Incorporated by reference to the exhibits of the same number to the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-92810) filed on May 30, 1995, July 7, 1995 and July 18, 1995.

(2)	Incorporated by reference to the exhibits of the same number to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 3, 2006.

(3)	Incorporated by reference to Exhibit 10.59 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 13, 2008.

(4)	Incorporated by reference to Exhibit 10.45 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed on May 15, 2007.

(5)	Incorporated by reference to Exhibit A of the Registrant’s Definitive Annual Meeting Proxy Statement filed on April 24, 2012.

(6)	Incorporated by reference to the Registrant’s Form 8-K filed on November 20, 2017.

(7)	Incorporated by reference to the Registrant’s Form 8-K filed on December 8, 2017.

(8)	Incorporated by reference to the Registrant’s Form 8-K filed on January 21, 2020.

(9)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the Period Ended March 31, 2020 filed May 8, 2020.

(10)	Incorporated by reference Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Period Ended March 31, 2017 filed May 5, 2017.

(11)	Incorporated by reference to the Registrant’s Form 8-K filed on September 2, 2020.

(12)	Incorporated by reference to Appendix A of the Registrant’s Definitive Annual Meeting Proxy Statement filed on April 16, 2021.

(13)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 8, 2022.

(14)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on August 18, 2022.

(15)	Incorporated by reference to Exhibit 3.1(a) to the Registrant’s Form 8-K filed on October 27, 2022.

(16)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 8, 2021.

*	Compensatory plan or arrangement of management required to be filed as an exhibit to this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Eatontown, New Jersey, on March 16, 2023.

CLIMB GLOBAL SOLUTIONS, INC.

By:	/s/ Dale Foster
Dale Foster, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dale Foster	Chief Executive Officer and Director	March 16, 2023
Dale Foster	(Principal Executive Officer)

/s/ Andrew Clark	Vice President and Chief Financial Officer	March 16, 2023
Andrew Clark	(Principal Financial Officer)

/s/ Matthew Sullivan	Vice President and Chief Accounting Officer	March 16, 2023
Matthew Sullivan	(Principal Accounting Officer)

/s/ Jeffrey Geygan	Chairman of the Board of Directors	March 16, 2023
Jeffrey Geygan

/s/ John McCarthy	Director	March 16, 2023
John McCarthy

/s/ Andrew Bryant	Director	March 16, 2023
Andrew Bryant

/s/ Gerri Gold	Director	March 16, 2023
Gerri Gold

/s/ Greg Scorziello	Director	March 16, 2023
Greg Scorziello

/s/ Kimberly Boren	Director	March 16, 2023
Kimberly Boren

Items 8 and 15(a)

Climb Global Solutions, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Climb Global Solutions, Inc.

Eatontown, New Jersey

Opinion on Internal Control over Financial Reporting

We have audited Climb Global Solutions, Inc.’s (formerly known as Wayside Technology Group, Inc.) (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes and schedule and our report dated March 16, 2023 expressed an unqualified opinion thereon.

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

March 16, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Climb Global Solutions, Inc.

Eatontown, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Climb Global Solutions, Inc. (formerly known as Wayside Technology Group, Inc.) (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2023 expressed an unqualified opinion thereon.

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

Acquisition

As described in Note 3 of the consolidated financial statements, the Company completed the acquisition of Spinnakar Limited during the year ended December 31, 2022. The total purchase consideration for Spinnakar Limited was approximately $13.6 million, inclusive of a $1.8 million post-closing contingent earn-out. As a result of the acquisition, management determined the estimated fair value of the identifiable assets acquired and liabilities assumed at the acquisition date and recorded intangible assets of approximately $11.7 million in aggregate. The primary intangible assets acquired were vendor relationships.

We identified the revenue projections, projected operating margin and the discount rate used in the determination of the fair value of certain acquired vendor relationships as a critical audit matter. The principal considerations for our determination included the subjectivity and judgment required to determine projected revenue, projected operating margin and the discount rate used to determine the fair value of certain vendor relationships acquired. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●	Assessing the reasonableness of the revenue projections and projected operating margins for certain vendor relationships acquired by (i) evaluating historical performance of the acquired entity, (ii) obtaining publicly available information to evaluate management plans, (iii) performing a sensitivity analysis of the assumptions used in the discounted cash flow and evaluating the potential effect of changes in these assumptions, and iv) evaluating the consistency of forecasted amounts against information obtained through inquiries made of certain individuals.
●	Utilizing professionals with specialized skills and knowledge to assist in (i) evaluating the appropriateness of the valuation model used by management, (ii) testing the mathematical accuracy of the Company’s calculations, and (iii) evaluating the reasonableness of the discount rate used in the cash flow model for the determination of the fair value of certain acquired vendor relationships.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2018.

Woodbridge, New Jersey

March 16, 2023

Climb Global Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	December 31,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$20,245	$29,272
Accounts receivable, net of allowance for doubtful accounts of $842 and $881, respectively	154,596	122,502
Inventory, net	4,766	2,022
Vendor prepayments and advances	890	661
Prepaid expenses and other current assets	4,141	4,871
Total current assets	184,638	159,328

Equipment and leasehold improvements, net	3,515	1,932
Goodwill	18,963	17,188
Other intangibles, net	19,693	9,950
Right-of-use assets, net	1,235	1,628
Accounts receivable-long-term, net	3,114	78
Other assets	350	459
Deferred income tax assets	348	189
Total assets	$231,856	$190,752
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$160,650	$134,271
Lease liability, current portion	521	475
Term loan, current portion	520	—
Total current liabilities	161,691	134,746

Lease liability, net of current portion	1,296	1,810
Deferred income tax liabilities	4,137	1,780
Term loan, net of current portion	1,292	—
Non-current liabilities	2,866	—
Total liabilities	171,282	138,336

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value per share; 10,000,000 shares authorized; 5,284,500 shares issued: 4,478,432 and 4,424,672 shares outstanding, respectively	53	53
Additional paid-in capital	32,715	32,087
Treasury stock, at cost, 806,068 and 859,828 shares, respectively	(13,230)	(13,870)
Retained earnings	43,904	34,396
Accumulated other comprehensive loss	(2,868)	(250)
Total stockholders’ equity	60,574	52,416
Total liabilities and stockholders' equity	$231,856	$190,752

The accompanying notes are an integral part of the consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Consolidated Statements of Earnings

(Amounts in thousands, except per share amounts)

	Year ended
	December 31,
	2022	2021

Net sales	$304,348	$282,582

Cost of sales	250,254	236,866

Gross profit	54,094	45,716

Selling, general, and administrative expenses	34,144	32,136

Acquisition related costs	582	—

Amortization and depreciation expense	2,054	1,529

Income from operations	17,314	12,051

Other income:

Interest, net	159	359

Foreign currency transaction loss	(941)	(46)

Income before provision for income taxes	16,532	12,364

Provision for income taxes	4,035	3,166

Net income	$12,497	$9,198

Income per common share-Basic	$2.81	$2.09

Income per common share-Diluted	$2.81	$2.09

Weighted average common shares outstanding — Basic	4,331	4,272

Weighted average common shares outstanding — Diluted	4,331	4,272

Dividends paid per common share	$0.68	$0.68

The accompanying notes are an integral part of the consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	Year ended
	December 31,
	2022	2021

Net income	$12,497	$9,198

Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,618)	492
Other comprehensive (loss) income	(2,618)	492

Comprehensive income	$9,879	$9,690

The accompanying notes are an integral part of the consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	(Loss) Income	Total
Balance at January 1, 2021	5,284,500	53	31,962	922,503	(14,747)	28,191	(742)	44,717
Net income	—	—	—	—	—	9,198	—	9,198
Translation adjustment	—	—	—	—	—	—	492	492
Dividends paid	—	—	—	—	—	(2,993)	—	(2,993)
Share-based compensation expense	—	—	1,546	—	—	—	—	1,546
Restricted stock grants (net of forfeitures)	—	—	(1,421)	(83,963)	1,421	—	—	—
Treasury shares repurchased	—	—	—	21,288	(544)	—	—	(544)
Balance at December 31, 2021	5,284,500	53	32,087	859,828	(13,870)	34,396	(250)	52,416
Net income	—	—	—	—	—	12,497	—	12,497
Translation adjustment	—	—	—	—	—	—	(2,618)	(2,618)
Dividends paid	—	—	—	—	—	(2,989)	—	(2,989)
Share-based compensation	—	—	1,923	—	—	—	—	1,923
Restricted stock grants (net of forfeitures)	—	—	(1,295)	(74,449)	1,295	—	—	—
Treasury shares repurchased	—	—	—	20,689	(655)	—	—	(655)
Balance at December 31, 2022	5,284,500	$53	$32,715	806,068	$(13,230)	$43,904	$(2,868)	$60,574

The accompanying notes are an integral part of the consolidated financial statements

Climb Global Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year ended
	December 31,
	2022	2021
Cash flows from operating activities
Net income	$12,497	$9,198
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization expense	2,066	1,534
Provision for doubtful accounts	19	26
Deferred income tax (benefit) expense	(535)	228
Share-based compensation expense	1,897	1,546
Amortization of discount on accounts receivable	(109)	(55)
Amortization of right-of-use assets	426	468
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(35,826)	(28,577)
Inventory	(2,751)	2,914
Prepaid expenses and other current assets	1,025	(1,004)
Vendor prepayments	(230)	574
Accounts payable and accrued expenses	25,411	18,616
Lease liability, net	(503)	(534)
Other assets and liabilities	1,174	(222)
Net cash and cash equivalents provided by operating activities	4,561	4,712

Cash flows from investing activities
Purchase of equipment and leasehold improvements	(2,502)	(258)
Payment for acquisitions, net of cash acquired	(8,511)	—
Net cash and cash equivalents used in investing activities	(11,013)	(258)

Cash flows from financing activities
Purchase of treasury stock	(655)	(544)
Borrowings under term loan	2,148	—
Repayments of borrowings under term loan	(336)	—
Dividends paid	(2,989)	(2,993)
Contingent consideration	—	(862)
Net cash and cash equivalents used in financing activities	(1,832)	(4,399)

Effect of foreign exchange rate on cash and cash equivalents	(743)	(131)

Net decrease in cash and cash equivalents	(9,027)	(76)
Cash and cash equivalents at beginning of period	29,272	29,348
Cash and cash equivalents at end of period	$20,245	$29,272

Supplementary disclosure of cash flow information:
Income taxes paid	$4,278	$2,700
Interest paid	50	43

The accompanying notes are an integral part of the consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

Note 1. Description of Business

Climb Global Solutions, Inc. (formerly known as Wayside Technology Group, Inc.) and Subsidiaries (the “Company”), was incorporated in Delaware in 1982.  The Company distributes technology products developed by others to resellers who in turn sell to end customers worldwide. The Company also is a cloud solutions provider and value-added reseller of software, hardware and services to customers worldwide. The Company also operates in Canada, the United Kingdom and Europe. The Company offers an extensive line of products from leading software vendors and tools for virtualization/cloud computing, security, networking, storage and infrastructure management, application lifecycle management and other technically sophisticated domains as well as computer hardware.

The Company is organized into two reportable operating segments. The “Distribution” segment distributes technical software to corporate resellers, value added resellers (VARs), consultants and systems integrators worldwide under the name “Climb Channel Solutions”. The “Solutions” segment is a cloud solutions provider and value-added reseller of software, hardware and services to customers worldwide under the names “Grey Matter”.

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	Year ended December 31,
	2022	2021
Numerator:
Net income	$12,497	$9,198

Less distributed and undistributed income allocated to participating securities	317	269

Net income attributable to common shareholders	12,180	8,929

Denominator:
Weighted average common shares (Basic)	4,331	4,272

Weighted average common shares including assumed conversions (Diluted)	4,331	4,272

Basic net income per share	$2.81	$2.09
Diluted net income per share	$2.81	$2.09

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

Allowances for Accounts Receivable

We provide an allowance for doubtful accounts related to accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We take into consideration the overall quality and aging of the receivable portfolio along with specifically identified customer risks. If actual customer payment performance were to deteriorate to an extent not expected, additional allowances may be required. At the time of sale, we also record an estimate for sales returns based on historical experience, which is included in accounts payable and accrued expenses on the Consolidated Balance Sheets. If actual sales returns are greater than estimated by management, an additional return allowance may be required as an offset to net sales.

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

Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 2022 and 2021, because of the relative short maturity of these instruments. The Company’s accounts receivable-long-term is discounted to its present value at prevailing market rates at the time of sale which, approximates fair value as of December 31, 2022 and 2021.

Inventory

Inventory, consisting primarily of finished products held for resale, is valued based on the first-in-first-out method of accounting and is stated at the lower of cost or net realizable value.

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

Software Development Costs

The Company capitalizes certain internal and external costs incurred to acquire or create internal-use software. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of the software, which is generally four to seven years. At December 31, 2022 and 2021, the Company had unamortized software development costs of $2.4 million and $0.7 million, respectively, which are included in "Equipment and leasehold improvements" in the Company's Consolidated Balance Sheets. As of December 31, 2022, this includes $2.3 million for an internal-use software project that amortization expense has not yet been recognized for as the internal-use software is not ready for its intended use. As of December 31, 2021, there were no such costs capitalized for this project.

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

Interest, net

Interest, net consists primarily of income from the amortization of the discount on accounts receivable long term, net of interest expense that is inclusive of fees associated with the Company’s credit facility.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)” ("ASU 2016-13"). ASU 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. In November 2019, FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).”  This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Effective January 1, 2023, the company will adopt the update using a modified retrospective approach with a cumulative-effect adjustment to retained earnings. The new credit loss standard is not expected to have a material effect on our financial position, results of operations or cash flows.

3. Acquisition

Acquisition of Spinnakar Limited

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

The financial position and operating results of Spinnakar is included in the Company’s consolidated financial statements from the date of acquisition. The Company recorded net revenue for Spinnakar of approximately $6.0 million and net income of approximately $0.4 million during the year ended December 31, 2022.

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

(in thousands)
Cash	$3,325
Trade accounts receivable	1,852
Other current assets	367
Vendor relationships (10.4-year weighted average useful life)	11,687
Goodwill	3,244
Accounts payable and other current liabilities	(3,977)
Deferred income tax liabilities	(2,892)
Net assets	$13,606

(in thousands)
Supplementary information:
Cash paid to sellers	$11,836
Contingent earn-out	1,771
Total purchase consideration	$13,607

Cash paid to sellers	11,836
Cash acquired in acquisition	(3,325)
Net cash paid for acquisition	$8,511

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

The purchase consideration includes approximately $1.8 million fair value for potential earn-out consideration if certain targets are achieved, payable in cash. The earn-out liability is included in non-current liabilities as of December 31, 2022, as any payments upon achievement of the certain targets wouldn’t be due within the next 12 months.

The Company incurred acquisition related costs of approximately $0.6 million during the year ended December 31, 2022 in conjunction with the Spinnakar acquisition, which is reflected in the accompanying consolidated statements of earnings. There were no acquisition related costs incurred during the year ended December 31, 2021.

4. Goodwill and Other Intangible Assets

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations. The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021.

Balance at January 1, 2021	$16,816
Translation adjustments	372
Balance December 31, 2021	$17,188
Goodwill acquired	3,244
Translation adjustments	(1,469)
Balance at December 31, 2022	$18,963

Information related to the Company’s other intangibles, net is as follows:

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	$21,457	2,165	19,292
Trade name	468	67	401
Total	$21,925	$2,232	$19,693

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	$10,550	$1,079	$9,471
Trade name	519	40	479
Total	$11,069	$1,119	$9,950

Customer relationships are amortized over thirteen years. Vendor relationships are amortized between eight and fifteen years. Trade name is amortized over fifteen years.

The Company recognized total amortization expense for other intangibles, net of $1.2 million and $0.9 million during the years ended December 31, 2022 and 2021, respectively.

Estimated future amortization expense of the Company’s other intangibles, net as of December 31, 2022 is as follows:

2023	1,875
2024	1,875
2025	1,875
2026	1,875
2027	1,875
Thereafter	10,318
Total	$19,693

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

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

	Year ended
	December 31,
	2022	2021
Cash paid for operating lease liabilities	$647	$598
Right-of-use assets obtained in exchange for new operating lease obligations	$63	$163
Weighted-average remaining lease term	3.9 years	5.1 years
Weighted-average discount rate	3.5%	3.5%

Maturities of lease liabilities as of December 31, 2022 were as follows:

2023	624
2024	540
2025	548
2026	546
2027	125
2,383
Less: imputed interest	(566)
Total lease liabilities	$1,817

Lease liabilities, current portion	521
Lease liabilities, net of current portion	1,296
Total lease liabilities	$1,817

6. Balance Sheet Detail

Equipment and leasehold improvements, net consist of the following:

	December 31,	December 31,
	2022	2021
Equipment	$2,720	$2,627
Capitalized software	2,997	816
Leasehold improvements	1,848	1,762
	7,565	5,205
Less accumulated depreciation and amortization	(4,050)	(3,273)
	$3,515	$1,932

Depreciation expense relating to equipment and leasehold improvements, net was $0.4 million and $0.5 million during the years ended December 31, 2022 and 2021, respectively. Amortization expense relating to capitalized software was $0.4 million and $0.1 million during the years ended December 31, 2022 and 2021.

Accounts receivable – long term, net consist of the following:

	December 31,	December 31,
	2022	2021
Total amount due from customers	$5,213	$484
Less: unamortized discount	(188)	(8)
Less: current portion included in accounts receivable	(1,911)	(398)
	$3,114	$78

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2022	2021
Trade accounts payable	$151,180	$125,908
Accrued expenses	9,470	8,363
	$160,650	$134,271

Accumulated other comprehensive loss consists of the following:

	December 31,	December 31,
	2022	2021
Foreign currency translation adjustments	$(2,618)	$492
	$(2,618)	$492

7. Income Taxes

Deferred tax attributes resulting from differences between the tax basis of assets and liabilities and the reported amounts in the Consolidated Balance Sheets are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets:
Accruals and reserves	$631	$501
Deferred rent credit	146	163
Depreciation and amortization	38	24
Total deferred tax assets	815	688
Deferred tax liabilities:
Accruals and reserves	—	(67)
Depreciation and amortization	(4,604)	(2,212)
Total deferred tax liabilities	(4,604)	(2,279)
Net deferred tax liabilities	$(3,789)	$(1,591)

The provision for income taxes is as follows:

	Year ended December 31,
	2022	2021
Current:
Federal	$2,694	$1,692
State	622	572
Foreign	1,254	674
	4,570	2,938
Deferred:
Federal	(124)	(45)
State	(30)	(12)
Foreign	(381)	285
	(535)	228
	$4,035	$3,166
Effective Tax Rate	24.4%	25.6%

The reasons for the difference between total tax expense and the amount computed by applying the U.S. statutory federal income tax rate to income before income taxes are as follows:

	Year ended December 31,
	2022	2021
Statutory rate applied to pretax income	$3,472	$2,596
State income taxes, net of federal income tax benefit	468	442
Other permanent items	156	19
Foreign income taxes over U.S. statutory rate	137	(18)
Other items	11	(36)
Adjustment for foreign rate change	—	353
Dividends	(9)	(17)
GILTI, net of foreign tax credits	(50)	(38)
Stock compensation	(150)	(135)
Income tax expense	$4,035	$3,166

The Company has analyzed filing positions in all the federal, state and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal consolidated tax return, its state tax returns, its Canadian tax return and its tax return in the United Kingdom as major tax jurisdictions. As of December 31, 2022, the Company’s 2019 through 2021 Federal tax returns remain open for examination. The Company’s various states and Canadian tax returns are open for examination for the years 2018 through 2021. The Company’s tax return in the United Kingdom is open for examination for the years 2020 and 2021. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that it has appropriate support for the income tax positions it takes and expects to take on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including experience and interpretations of tax law applied to the facts of each matter.

For financial reporting purposes, income before income taxes includes the following components:

	Year ended December 31,
	2022	2021
United States	$12,968	$9,355
Foreign	3,564	3,009
	$16,532	$12,364

The Company has approximately $8.0 million of undistributed earnings in Canada and $1.5 million of undistributed earnings in the United Kingdom, which it continues to reinvest indefinitely, and therefore no withholding taxes related to its repatriation has been recorded.

There was no activity related to the Company’s unrecognized tax benefits during the year ended December 31, 2022. The following table summarizes the activity related to the Company’s unrecognized tax benefits as of December 31, 2021:

2021
Balance as of January 1	$49
Additions related to prior period tax positions	-
Reductions related to settlements with tax authorities	(49)
Balance as of December 31	$-

During the years ended December 31, 2022 and 2021, the Company incurred interest and penalties of zero, respectively, related to these uncertain tax benefits.

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

The Amended Credit Facility, which will continue to be used for working capital and general corporate purposes, matures on June 30, 2023, at which time the Company must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any, fees, costs and expenses. In addition, the Company will pay regular monthly payments of all accrued and unpaid interest. The interest rate for any borrowings under the Amended Credit Facility is subject to change from time to time based on the changes in the LIBOR Rate, as defined in the Amended Loan Agreement, with the LIBOR Rate not to be less than 0.75 percentage points. Interest on the unpaid principal balance of the Amended Note will be calculated using a rate of 1.75 percentage points over the LIBOR Rate. If the LIBOR Rate becomes unavailable during the term of the Amended Credit Facility, interest will be based upon the Benchmark Replacement (as defined in the Amended Loan Agreement) selected by Citibank after notifying the Company. The Amended Credit Facility is secured by the assets of the Company.

At December 31, 2022 and 2021, the Company had no borrowings outstanding under the Credit Facility.  The Company incurred $0.1 million of interest expense, related to the Credit Facility during the years ended December 31, 2022 and 2021, respectively.

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

At December 31, 2022 and 2021, Wayside UK had no borrowings outstanding under the Uncommitted Credit Facility.

On April 8, 2022, the Company entered into a $2.1 million term loan (the “Term Loan”) with First American Commercial Bancorp, Inc. pursuant to a Master Loan and Security Agreement. The proceeds from the Term Loan will be used to fund certain capital expenditures. The borrowing under the Term Loan bears interest at a rate of 3.73% per annum and is being repaid over forty-eight monthly installments of principal and interest through April 2026.

As of December 31, 2022, the Company had $1.8 million outstanding under the Term Loan. There were no amounts outstanding under the Term Loan as of December 31, 2021.

As of December 31, 2022, future principal payments under the Term Loan are as follows:

Year ended December 31,
2023	520
2024	540
2025	560
2026	192
Total	$1,812

9. Stockholders’ Equity and Stock-Based Compensation

The 2021 Omnibus Incentive Plan (the “2021 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The 2021 Plan was approved by the Company’s stockholders at the 2021 Annual Meeting in June 2021. The total number of shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) initially available for award under the 2021 Plan was 500,000 shares. As of December 31, 2022, the number of shares of Common Stock available for future award grants to employees, officers and directors under the 2021 Plan is 373,594.

The 2012 Stock-Based Compensation Plan (the “2012 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of the Company’s Common Stock initially available for award under the 2012 Plan was 600,000, which was increased to 1,000,000 shares by stockholder approval at the Company’s 2018 Annual Meeting in June 2018. Immediately prior to the replacement of the 2012 Plan by the 2021 Plan, there were 352,158 shares of Common Stock available under the 2012 Plan. The 2012 Plan has been replaced by the 2021 Plan and none of the remaining shares of Common Stock authorized under the 2012 Plan will be transferred to or used under the 2021 Plan nor will any awards under the 2012 Plan that are forfeited increase the shares available for awards under the 2021 Plan. As of December 31, 2022, the number of shares of Common Stock available under the 2012 Plan is zero.

During the year ended December 31, 2022, the Company granted a total of 78,505 shares of Restricted Stock to officers, directors and employees. These shares of Restricted Stock vest immediately or over time in up to sixteen equal quarterly installments. During the year ended December 31, 2022, 4,056 shares of Restricted Stock were forfeited as a result of employees terminating employment with the Company.

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

There was no options activity during the year ended December 31, 2022 and 2021 and there were no options outstanding or exercisable at December 31, 2022 and 2021, respectively, under both the Company’s 2012 Plan and 2021 Plan.

Under the various plans, options that are cancelled can be reissued. At December 31, 2022, no cancelled options were reserved for future reissuance.

A summary of nonvested shares of Restricted Stock awards outstanding under the Company’s 2012 Plan as of December 31, 2022, and 2021 and changes during the years ended December 31, 2022 and 2021 is as follows:

		Weighted
		Average Grant
		Date
	Shares	Fair Value
Nonvested shares at January 1, 2021	122,792	$13.37
Granted in 2021	106,122	22.96
Vested in 2021	(84,653)	17.47
Forfeited in 2021	(22,159)	16.14
Nonvested shares at December 31, 2021	122,102	$18.35
Granted in 2022	78,505	31.83
Vested in 2022	(75,492)	21.93
Forfeited in 2022	(4,056)	19.20
Nonvested shares at December 31, 2022	121,059	$24.83

As of December 31, 2022, there was approximately $2.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.3 years.

For the years ended December 31, 2022 and 2021, the Company recognized share-based compensation cost of approximately $1.9 million and $1.5 million, respectively, which is included in selling, general and administrative expenses.

10. Defined Contribution Plan

The Company maintains a defined contribution plan covering substantially all employees. Participating employees may make contributions to the plan, through payroll deductions. Matching contributions are made by the Company equal to 50% of the employee’s contribution to the extent such employee contribution did not exceed 6% of their compensation. During the years ended December 31, 2022 and 2021, the Company expensed approximately $0.3 million, respectively, related to this plan.

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

Other

As of December 31, 2022, the Company has no standby letters of credit, has no standby repurchase obligations or other commercial commitments. The Company has a line of credit see Note 8 (Credit Facility). Other than employment agreements, other management compensation arrangements and related party transactions as disclosed in Note 12, the Company is not engaged in any other transactions with related parties.

12. Related Party Transactions

The Company made sales to a customer where a member of our Board of Directors was formerly an executive. This member of our Board of Directors employment with the customer ended during the second quarter of fiscal 2022 and prior to this member of Board of Directors employment ending, net sales to this customer totaled approximately $0.2 million, which was subsequently collected in full. During the year ended December 31, 2021, net sales to this customer totaled $0.3 million and amounts due from this customer as of December 31, 2021 totaled zero.

The Company made sales to a customer where a family member of one of our executive’s has a minority ownership position. During the year ended December 31, 2022 and 2021, net sales to this customer totaled $1.8 million and $0.4 million, respectively, and amounts due from this customer as of December 31, 2022 and 2021 totaled $0.1 million and $0.2 million, respectively. The Company also accrued referral fees totaling zero and $0.2 million to this customer during the year ended December 31, 2022 and 2021, respectively, and amounts owed to this customer for these referral fees as of December 31, 2022 and 2021 totaled zero and $0.1 million, respectively.

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

	Year ended
	December 31,
	2022	2021
Net Sales:
Distribution	$282,509	$259,360
Solutions	21,839	23,222
	304,348	282,582
Gross Profit:
Distribution	$44,970	$36,526
Solutions	9,124	9,190
	54,094	45,716
Direct Costs:
Distribution	$15,804	$14,610
Solutions	4,296	4,741
	20,100	19,351
Segment Income Before Taxes: (1)
Distribution	$29,166	$21,916
Solutions	4,828	4,449
Segment Income Before Taxes	33,994	26,365

General and administrative	$14,044	$12,785
Amortization and depreciation expense	2,054	1,529
Acquisition related costs	582	—
Interest, net	159	359
Foreign currency transaction loss	(941)	(46)
Income before taxes	$16,532	$12,364

(1) Excludes general corporate expenses including acquisition related costs, amortization and depreciation expense, interest, and foreign currency transaction (loss) gain.

	As of	As of
	December 31,	December 31,
Selected Assets by Segment:	2022	2021

Distribution	$180,602	$133,506
Solutions	21,420	18,895
Segment Select Assets	202,022	152,401
Corporate Assets	29,834	38,351
Total Assets	$231,856	$190,752

Geographic areas and net sales mix related to operations for the year ended December 31, 2022 and 2021 were as follows. Net sales is allocated to a geographic area based on the location of the sale, which is generally the customer’s country of domicile.

	Year ended
	December 31, 2022
	Distribution	Solutions	Total
Geography
USA	$225,380	$11,137	$236,517
Europe and United Kingdom	34,423	9,171	43,594
Canada	22,706	1,531	24,237
Total net sales	$282,509	$21,839	$304,348

Timing of Revenue Recognition
Transferred at a point in time where the Company is principal (1)	$251,334	$15,044	$266,378
Transferred at a point in time where the Company is agent (2)	31,175	6,795	37,970
Total net sales	$282,509	$21,839	$304,348

	Year ended
	December 31, 2021
	Distribution	Solutions	Total
Geography
USA	$210,247	$11,057	$221,304
Europe and United Kingdom	26,055	10,652	36,707
Canada	23,058	1,513	24,571
Total net sales	$259,360	$23,222	$282,582

Timing of Revenue Recognition
Transferred at a point in time where the Company is principal (1)	$234,322	$16,360	$250,682
Transferred at a point in time where the Company is agent (2)	25,038	6,862	31,900
Total net sales	$259,360	$23,222	$282,582

(1)	Includes net sales from third-party hardware and software products.

(2)	Includes net sales from third-party maintenance, software support and services.

Geographic identifiable assets related to operations as of December 31, 2022 and 2021 were as follows.

	December 31,	December 31,
Identifiable Assets by Geographic Areas	2022	2021
USA	$137,877	$122,445
Canada	27,597	24,923
Europe and United Kingdom	66,382	43,384
Total	$231,856	$190,752

For the year ended December 31, 2022, the Company had two customers that accounted for 21%, and 16%, respectively, of consolidated net sales and as of December 31, 2022, 16% and 18%, respectively, of total net accounts receivable. For the year ended December 31, 2022, the Company had two vendors that accounted for 17% and 9%, respectively, of our consolidated purchases.

For the year ended December 31, 2021, the Company had two customers that accounted for 18%, and 17%, respectively, of consolidated net sales and as of December 31, 2021, 18% and 22%, respectively, of total net accounts receivable. For the year ended December 31, 2021, the Company had two vendors that accounted for 20% and 10%, respectively of our consolidated purchases.

Our top five customers accounted for 52% and 51% of consolidated net sales for the years ended December 31, 2022 and 2021, respectively.

Climb Global Solutions, Inc. and Subsidiaries

Schedule II--Valuation and Qualifying Accounts

(Amounts in thousands)

		Charged to
	Beginning	Cost and		Ending
Description	Balance	Expense	Deductions	Balance
Year ended December 31, 2021
Allowance for doubtful accounts	$892	$26	$37	$881
Year ended December 31, 2022
Allowance for doubtful accounts	$881	$19	$58	$842