Form 10-Q
period 2023-03-31
Climb Global Solutions, Inc.
filed 2023-05-04
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

There were 4,553,240 outstanding shares of common stock, par value $.01 per share (“Common Stock”) as of May 1, 2023.

CLIMB GLOBAL SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. The statements, other than statements of historical fact, included in this Quarterly Report are forward-looking statements.  Many of the forward-looking statements contained in this Quarterly Report  may be identified by the use of forward-looking words such as “believes,” “expects,” “intends,” “anticipates,” “plans,” “estimates,” “projects,” “forecasts,” “should,” “could,” “would,” “will,” “confident,” “may,” “can,” “potential,” “possible,” “proposed,” “in process,” “under construction,” “in development,” “opportunity,” “target,” “outlook,” “maintain,” “continue,” “goal,” “aim,” “commit,” or similar expressions or when we discuss our future operating results, priorities, strategy, goals, vision, mission, opportunities, projections, intentions or expectations.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Because these forward-looking statements are subject to risks and uncertainties, actual results could differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, but are not limited to, the continued acceptance of the Company’s distribution channel by vendors and customers, the timely availability and acceptance of new products, product mix, market conditions, competitive pricing pressures, the successful integration of acquisitions, contribution of key vendor relationships and support programs, including vendor rebates and discounts, as well as factors that affect the software industry in general and other factors generally. We strongly urge current and prospective investors to carefully consider the cautionary statements and risk factors contained in this report and our annual report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 16, 2023.

The Company operates in a rapidly changing business, and new risk factors emerge from time to time. Management cannot predict every risk factor, nor can it assess the impact, if any, of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements.

Accordingly, forward-looking statements should not be relied upon as a prediction of actual results and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. Except as may be required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	(Unaudited)
	March 31,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$61,741	$20,245
Accounts receivable, net of allowance for doubtful accounts of $728 and $842, respectively	126,385	154,596
Inventory, net	4,064	4,766
Vendor prepayments and advances	—	890
Prepaid expenses and other current assets	7,837	4,141
Total current assets	200,027	184,638

Equipment and leasehold improvements, net	4,575	3,515
Goodwill	19,220	18,963
Other intangibles, net	19,485	19,693
Right-of-use assets, net	1,137	1,235
Accounts receivable-long-term, net	1,524	3,114
Other assets	472	350
Deferred income tax assets	92	348
Total assets	$246,532	$231,856
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$173,060	$160,650
Lease liability, current portion	497	521
Term loan, current portion	525	520
Total current liabilities	174,082	161,691

Lease liability, net of current portion	1,190	1,296
Deferred income tax liabilities	4,183	4,137
Term loan, net of current portion	1,159	1,292
Non-current liabilities	1,825	2,866
Total liabilities	182,439	171,282

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 5,284,500 shares issued: 4,516,652 and 4,478,432 shares outstanding, respectively	53	53
Additional paid-in capital	32,495	32,715
Treasury stock, at cost, 767,848 and 806,068 shares, respectively	(12,679)	(13,230)
Retained earnings	46,479	43,904
Accumulated other comprehensive loss	(2,255)	(2,868)
Total stockholders’ equity	64,093	60,574
Total liabilities and stockholders' equity	$246,532	$231,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

(Amounts in thousands, except per share data)

	Three months ended
	March 31,
	2023	2022

Net sales	$85,040	$71,319

Cost of sales	69,831	59,338

Gross profit	15,209	11,981

Selling, general, and administrative expenses	10,263	8,249

Amortization and depreciation expense	713	357

Income from operations	4,233	3,375

Other income:

Interest, net	112	(10)

Foreign currency transaction gain	44	143

Income before provision for income taxes	4,389	3,508

Provision for income taxes	1,065	796

Net income	$3,324	$2,712

Income per common share-Basic	$0.74	$0.61

Income per common share-Diluted	$0.74	$0.61

Weighted average common shares outstanding — Basic	4,366	4,309

Weighted average common shares outstanding — Diluted	4,366	4,309

Dividends paid per common share	$0.17	$0.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Amounts in thousands)

	Three months ended
	March 31,
	2023	2022

Net income	$3,324	$2,712

Other comprehensive income (loss):
Foreign currency translation adjustments	613	(626)
Other comprehensive income (loss)	613	(626)

Comprehensive income	$3,937	$2,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	(Loss) Income	Total
Balance at January 1, 2023	5,284,500	$53	$32,715	806,068	$(13,230)	$43,904	$(2,868)	$60,574
Net income	—	—	—	—	—	3,324	—	3,324
Translation adjustment	—	—	—	—	—	—	613	613
Dividends paid	—	—	—	—	—	(749)	—	(749)
Share-based compensation expense	—	—	545	—	—	—	—	545
Restricted stock grants (net of forfeitures)	—	—	(765)	(43,824)	765	—	—	—
Treasury shares repurchased	—	—	—	5,604	(214)	—	—	(214)
Balance at March 31, 2023	5,284,500	$53	$32,495	767,848	$(12,679)	$46,479	$(2,255)	$64,093

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	(Loss) Income	Total
Balance at January 1, 2022	5,284,500	53	32,087	859,828	(13,870)	34,396	(250)	$52,416
Net income	—	—	—	—	—	2,712	—	2,712
Translation adjustment	—	—	—	—	—	—	(626)	(626)
Dividends paid	—	—	—	—	—	(746)	—	(746)
Share-based compensation expense	—	—	369	—	—	—	—	369
Restricted stock grants (net of forfeitures)	—	—	(502)	(29,499)	502	—	—	—
Treasury shares repurchased	—	—	—	7,118	(216)	—	—	(216)
Balance at March 31, 2022	5,284,500	$53	$31,954	837,447	$(13,584)	$36,362	$(876)	$53,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three months ended
	March 31,
	2023	2022
Cash flows from operating activities
Net income	$3,324	$2,712
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization expense	716	357
Provision for doubtful accounts	9	4
Deferred income tax expense	241	210
Share-based compensation expense	529	369
Amortization of discount on accounts receivable	(11)	(3)
Amortization of right-of-use assets	101	110
Changes in operating assets and liabilities:
Accounts receivable	30,345	8,059
Inventory	703	280
Prepaid expenses and other current assets	(3,696)	489
Vendor prepayments	890	(99)
Accounts payable and accrued expenses	9,994	(3,183)
Lease liability, net	(133)	(138)
Other assets and liabilities	598	64
Net cash and cash equivalents provided by operating activities	43,610	9,231

Cash flows from investing activities
Purchase of equipment and leasehold improvements	(1,270)	(177)
Net cash and cash equivalents used in investing activities	(1,270)	(177)

Cash flows from financing activities
Purchase of treasury stock	(214)	(216)
Borrowings under revolving credit facility	10,000	—
Repayments of borrowings under revolving credit facility	(10,000)	—
Repayments of borrowings under term loan	(128)	—
Dividends paid	(749)	(746)
Net cash and cash equivalents used in financing activities	(1,091)	(962)

Effect of foreign exchange rate on cash and cash equivalents	247	(317)

Net increase in cash and cash equivalents	41,496	7,775
Cash and cash equivalents at beginning of period	20,245	29,272
Cash and cash equivalents at end of period	$61,741	$37,047

Supplementary disclosure of cash flow information:
Income taxes paid	$222	$145
Interest paid	$22	$10

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2023

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

The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, stock-based compensation, evaluation of performance obligations and allocation of revenue to distinct items, contingencies and litigation. The Company bases its estimates on its historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the opinion of the Company’s management, all adjustments that are of a normal recurring nature, considered necessary for fair presentation of the results for the periods presented, have been included in the accompanying condensed consolidated financial statements. The Company’s actual results may differ from these estimates under different assumptions or conditions. The unaudited condensed consolidated statements of earnings for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities Exchange Commission for the year ended December 31, 2022.

The consolidated financial statements include the accounts of Climb Global Solutions, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

2.           Recently Issued Accounting Standards:

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)” ("ASU 2016-13"). ASU 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. In November 2019, FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).”  This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Effective January 1, 2023, the Company adopted the new credit loss standard and it did not have an impact on the Company’s financial statements.

3.         Foreign Currency Translation:

Assets and liabilities of the Company’s foreign subsidiaries have been translated using the end of the reporting period exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period. Foreign currency transaction gains and losses are recorded as income or expenses as amounts are settled. The net sales from our foreign operations for the three months ended March 31, 2023, and 2022 were $24.6 million and $15.7 million, respectively.

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

6.            Acquisition:

On August 18, 2022, the Company entered into a Share Purchase Agreement and purchased the entire share capital of Spinnakar Limited (“Spinnakar”) for an aggregate purchase price of approximately £9.8 million (equivalent to $11.8 million USD), subject to certain working capital and other adjustments, paid at closing plus a potential post-closing earn-out. The allocation of the purchase price was based upon the estimated fair value of Spinnakar’s net tangible and identifiable intangible assets as of the date of the acquisition. The transaction was accounted for under the purchase method of accounting. The purchase price allocation is final, with no measurement period adjustment made to the account balances recorded at the acquisition date.

The purchase consideration included approximately $1.8 million fair value for potential earn-out consideration if certain targets are achieved, payable in cash, with $1.1 million included in accounts payable and accrued expenses and $0.7 million included in non-current liabilities as of March 31, 2023.

7.            Goodwill and Other Intangible Assets:

The following table summarizes the changes in the carrying amount of goodwill for the three months ended March 31, 2023:

Balance at January 1, 2023	$18,963
Translation adjustments	257
Balance March 31, 2023	$19,220

Information related to the Company’s other intangibles, net is as follows:

	As of March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	$21,752	$2,666	$19,086
Trade name	475	76	399
Total	$22,227	$2,742	$19,485

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	$21,457	$2,165	$19,292
Trade name	468	67	401
Total	$21,925	$2,232	$19,693

Customer relationships are amortized over thirteen years. Vendor relationships are amortized between eight and fifteen years. Trade name is amortized over fifteen years.

During the three months ended March 31, 2023 and 2022, the Company recognized total amortization expense for other intangibles, net of $0.5 million and $0.2 million, respectively.

Estimated future amortization expense of the Company’s other intangibles, net as of March 31, 2023 is as follows:

2022 (excluding the three months ended March 31, 2023)	$1,424
2023	1,898
2024	1,898
2025	1,898
2026	1,898
Thereafter	10,469
Total	$19,485

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

Information related to the Company’s ROU assets and related lease liabilities were as follows:

	Three months ended
	March 31,
	2023	2022
Cash paid for operating lease liabilities	$156	$157
Right-of-use assets obtained in exchange for new operating lease obligations	$—	$63
Weighted-average remaining lease term	3.9 years	4.8 years
Weighted-average discount rate	3.5%	3.4%

Maturities of lease liabilities as of March 31, 2023 were as follows:

2023 (excluding the three months ended March 31, 2023)	$469
2024	541
2025	549
2026	547
2027	118
2,224
Less: imputed interest	(537)
Total lease liabilities	$1,687

Lease liabilities, current portion	497
Lease liabilities, net of current portion	1,190
Total lease liabilities	$1,687

9.            Fair Value:

The carrying amounts of financial instruments, including cash and cash equivalents, short-term accounts receivable and accounts payable approximated fair value at March 31, 2023 and December 31, 2022 because of the relative short maturity of these instruments. The Company’s accounts receivable long-term are discounted to their present value at prevailing market rates at the time of sale.

10.           Balance Sheet Detail:

Equipment and leasehold improvements consist of the following:

	March 31,	December 31,
	2023	2022
Equipment	$1,717	$2,720
Capitalized software	4,274	2,997
Leasehold improvements	1,854	1,848
	7,845	7,565
Less accumulated depreciation and amortization	(3,270)	(4,050)
	$4,575	$3,515

During the three months ended March 31, 2023 and 2022, the Company recorded depreciation and amortization expense of $0.2 million and $0.1 million, respectively.

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

	March 31,	December 31,
	2023	2022
Total amount due from customer	$2,424	$5,213
Less: unamortized discount	(34)	(188)
Less: current portion included in accounts receivable	(866)	(1,911)
	$1,524	$3,114

The undiscounted cash flows to be received by the Company relating to these accounts receivable long-term is expected to be $0.9 million, $0.8 million, $0.4 million and $0.4 million during each of the 12-month periods ending March 31, 2024, 2025, 2026 and 2027, respectively.

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2023	2022
Trade accounts payable	$161,859	$151,180
Accrued expenses	11,201	9,470
	$173,060	$160,650

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

Among other affirmative covenants set forth in the Loan Agreement, which were not amended as part of the Amended Credit Facility, the Company must maintain (i) a minimum Debt Service Coverage Ratio (as defined in the Loan Agreement) of not less than 2.0 to 1.0, (ii) a maximum Leverage Ratio (as defined in the Loan Agreement) of at least 2.5 to 1.0, and (iii) a minimum Collateral Coverage Ratio (as defined in the Loan Agreement) of not less than 1.5 to 1.0. Additionally, the Loan Agreement contains negative covenants, which were not amended as part of the Amended Credit Facility, prohibiting, among other things, the creation of certain liens, the alteration of the nature or character of the Company’s business, and transactions with the Company’s shareholders, directors, officers, subsidiaries and/or affiliates other than with respect to (i) the repurchase of the issued and outstanding capital stock of the Company from the stockholders of the Company or (ii) the declaration and payment of dividends to the stockholders of the Company. The Company was in compliance with all such covenants at March 31, 2023 and December 31, 2022.

At March 31, 2023 and December 31, 2022, the Company had no borrowings outstanding under the Amended Credit Facility.

On April 13, 2021, Climb Global Solutions UK Holdings Limited (“Climb UK”), a wholly-owned subsidiary of the Company, entered into an uncommitted short term credit facility of £8,000,000 (“Uncommitted Credit Facility”) with Citibank N.A., London Branch pursuant to certain terms and conditions. Obligations under the Uncommitted Credit Facility are guaranteed by the Company and will be used for working capital and general corporate purposes and have a maturity date of April 13, 2024, at which time Climb UK must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any interest, fees, costs, and expenses, if any.

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

As of March 31, 2023 and December 31, 2022, the Company had no borrowings outstanding under the Uncommitted Credit Facility.

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

At March 31, 2023 and December 31, 2022, the Company had $1.7 million and $1.8 million outstanding under the Term Loan, respectively. At March 31, 2023, future principal payments under the Term Loan are as follows:

2023 (excluding the three months ended March 31, 2023)	392
2024	540
2025	560
2026	192
Total	$1,684

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	Three months ended March 31,
	2023	2022
Numerator:
Net income	$3,324	$2,712

Less distributed and undistributed income allocated to participating securities	83	70

Net income attributable to common shareholders	3,241	2,642

Denominator:
Weighted average common shares (Basic)	4,366	4,309

Weighted average common shares including assumed conversions (Diluted)	4,366	4,309

Basic net income per share	$0.74	$0.61
Diluted net income per share	$0.74	$0.61

13.        Major Customers and Vendors:

The Company had two major vendors that accounted for 21% and 10%, respectively, of total purchases during the three months ended March 31, 2023, and 22% and 10%, respectively, of total purchases during the three months ended March 31, 2022.

The Company had two major customers that accounted for 19% and 14%, respectively, of its net sales during the three months ended March 31, 2023, and 24% and 14%, respectively, of its net sales during the three months ended March 31, 2022. These same customers accounted for 14% and 12%, respectively, of total net accounts receivable as of March 31, 2023 and 16% and 18%, respectively, of total net accounts receivable as of December 31, 2022.

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

15.          Stockholders’ Equity and Stock Based Compensation:

The 2021 Omnibus Incentive Plan (the “2021 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The 2021 Plan was approved by the Company’s stockholders at the 2021 Annual Meeting in June 2021. The total number of shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) initially available for award under the 2021 Plan was 500,000 shares. As of March 31, 2023, the number of shares of Common Stock available for future award grants to employees, officers and directors under the 2021 Plan is 329,770.

The 2012 Stock-Based Compensation Plan (the “2012 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of the Company’s Common Stock initially available for award under the 2012 Plan was 600,000, which was increased to 1,000,000 shares by stockholder approval at the Company’s 2018 Annual Meeting in June 2018. Immediately prior to the replacement of the 2012 Plan by the 2021 Plan, there were 352,158 shares of Common Stock available under the 2012 Plan. The 2012 Plan has been replaced by the 2021 Plan and none of the remaining shares of Common Stock authorized under the 2012 Plan will be transferred to or used under the 2021 Plan nor will any awards under the 2012 Plan that are forfeited increase the shares available for awards under the 2021 Plan. As of March 31, 2023, the number of shares of Common Stock available under the 2012 Plan was zero.

During the three months ended March 31, 2023, the Company granted a total of 43,824 shares of Restricted Stock to officers and employees. These shares of Restricted Stock vest over time in sixteen equal quarterly installments.

During the three months ended March 31, 2022, the Company granted a total of 30,999 shares of Restricted Stock to officers. These shares of Restricted Stock vest over time in sixteen equal quarterly installments. During the three months ended March 31, 2022, a total of 1,500 shares of Restricted Stock were forfeited.

A summary of nonvested shares of Restricted Stock awards outstanding under the 2012 and 2021 Plans as of March 31, 2023, and changes during the three months then ended is as follows:

		Weighted
		Average Grant
		Date
	Shares	Fair Value
Nonvested shares at January 1, 2023	121,059	$24.83
Granted in 2023	43,824	39.75
Vested in 2023	(17,667)	24.23
Forfeited in 2023	—	—
Nonvested shares at March 31, 2023	147,216	$29.34

As of March 31, 2023, there is approximately $3.8 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.4 years.

During the three months ended March 31, 2023 and 2022, the Company recognized share-based compensation expense of $0.5 million and $0.4 million, respectively.

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

	Three months ended
	March 31,
	2023	2022
Net Sales:
Distribution	$78,550	$65,784
Solutions	6,490	5,535
	85,040	71,319
Gross Profit:
Distribution	$12,728	$9,593
Solutions	2,481	2,388
	15,209	11,981
Direct Costs:
Distribution	$4,777	$3,664
Solutions	1,301	1,138
	6,078	4,802
Segment Income Before Taxes: (1)
Distribution	$7,951	$5,929
Solutions	1,180	1,250
Segment Income Before Taxes	9,131	7,179

General and administrative	$4,185	$3,447
Amortization and depreciation expense	713	357
Interest, net	112	(10)
Foreign currency transaction gain	44	143
Income before taxes	$4,389	$3,508

(1)	Excludes general corporate expenses including interest and foreign currency transaction loss

	As of	As of
	March 31,	December 31,
Selected Assets by Segment:	2023	2022

Distribution	$148,633	$180,602
Solutions	22,044	21,420
Segment Select Assets	170,677	202,022
Corporate Assets	75,855	29,834
Total Assets	$246,532	$231,856

Geographic areas and net sales mix related to operations for the three months ended March 31, 2023 and 2022 were as follows. Revenue is allocated to a geographic area based on the location of the sale, which is generally the customer’s country of domicile.

	Three months ended
	March 31, 2023
	Distribution	Solutions	Total
Geography
USA	$56,743	$3,666	$60,409
Europe and United Kingdom	15,416	2,501	17,917
Canada	6,391	323	6,714
Total net sales	$78,550	$6,490	$85,040

Timing of Revenue Recognition
Transferred at a point in time where the Company is principal (1)	$68,568	$4,833	$73,401
Transferred at a point in time where the Company is agent (2)	9,982	1,657	11,639
Total net sales	$78,550	$6,490	$85,040

	Three months ended
	March 31, 2022
	Distribution	Solutions	Total
Geography
USA	$53,116	$2,512	$55,628
Europe and United Kingdom	7,437	2,557	9,994
Canada	5,231	466	5,697
Total net sales	$65,784	$5,535	$71,319

Timing of Revenue Recognition
Transferred at a point in time where the Company is principal (1)	$59,140	$4,010	$63,150
Transferred at a point in time where the Company is agent (2)	6,644	1,525	8,169
Total net sales	$65,784	$5,535	$71,319

(1)	Includes net sales from third-party hardware and software products.

(2)	Includes net sales from third-party maintenance, software support and services.

Geographic identifiable assets related to operations as of March 31, 2023 and December 31, 2022 were as follows.

	March 31,	December 31,
Identifiable Assets by Geographic Areas	2023	2022
USA	$140,205	$137,877
Canada	30,990	27,597
Europe and United Kingdom	75,337	66,382
Total	$246,532	$231,856

17.          Related Party Transactions:

The Company made sales to a customer where a family member of one of our executives has a minority ownership position. During the three months ended March 31, 2023 and 2022, net sales to this customer totaled approximately $0.5 million and $0.3 million, respectively. Amounts due from this customer as of March 31, 2023 and December 31, 2022 were approximately $0.2 million and $0.1 million, respectively, which were or are expected to be settled in cash subsequent to each period end.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This following information should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the 10-K filed with the SEC on for the fiscal year ended December 31, 2022.  In addition to historical information, the following discussion contains certain forward-looking information.  See “Cautionary Note Regarding Forward Looking Statements” above for certain information concerning  forward-looking statements.

Overview

Our Company is a value added IT distribution and solutions company, primarily selling software and other third-party IT products and services through two reportable operating segments. Through our “Distribution” segment we sell products and services to corporate resellers, value added resellers (VARs), consultants and systems integrators worldwide, who in turn sell these products to end users. Through our “Solutions” segment we act as a cloud solutions provider and value-added reseller, selling computer software and hardware developed by others and provide technical services directly to end user customers worldwide. We offer an extensive line of products from leading software vendors and tools for virtualization/cloud computing, security, networking, storage and infrastructure management, application lifecycle management and other technically sophisticated domains as well as computer hardware. We market these products through creative marketing communications, including our web sites, local and on-line seminars, webinars, social media, and direct e-mail.

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

Dividend Policy and Share Repurchase Program. Historically we have sought to return value to investors through the payment of quarterly dividends and share repurchases. Total dividends paid and shares repurchased were $0.7 million and $0.2 million, during the three months ended March 31, 2023 and 2022, respectively. The payment of future dividends and share repurchases is at the discretion of our Board of Directors and dependent on results of operations, projected capital requirements, applicable legal, tax and regulatory restrictions, and other factors the Board of Directors may find relevant.

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

Financial Overview

Net sales increased 19%, or $13.7 million, to $85.0 million for the three months ended March 31, 2023 compared to $71.3 million for the same period in the prior year. Gross profit increased 27%, or $3.2 million, to $15.2 million for the three months ended March 31, 2023 compared to $12.0 million for the same period in the prior year. Selling, general and administrative (“SG&A”) expenses increased 24%, or $2.0 million, to $10.2 million for the three months ended March 31, 2023 compared to $8.2 million for the same period in the prior year. Amortization and depreciation expense increased $0.3 million, to $0.7 million for the three months ended March 31, 2023 compared to $0.4 million for the same period in the prior year. Net income increased 23%, or $0.6 million, to $3.3 million for the three months ended March 31, 2023 compared to $2.7 million for the same period in the prior year. Diluted income per share increased 21%, or $0.13, to $0.74 for the three months ended March 31, 2023 compared to $0.61 for the same period in the prior year.

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

Foreign Exchange

The Company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. In cases where the Company is not able to create a natural hedge by maintaining offsetting asset and liability amounts in the same currency, it may enter into foreign exchange contracts, typically in the form of forward purchase agreements, to facilitate the hedging of foreign currency exposures to mitigate the impact of changes in foreign currency exchange rates. These contracts generally have terms of no more than two months. The Company does not apply hedge accounting to these contracts and therefore the changes in fair value are recorded in earnings. The Company does not enter into foreign exchange contracts for trading purposes and the risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the Company minimizes by limiting its counterparties to major financial institutions. There were no contracts outstanding as of March 31, 2023.

Interest, Net

Interest, net consists primarily of income from the amortization of the discount on accounts receivable long term, net of interest expense on the Company’s credit facility.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)” ("ASU 2016-13"). ASU 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. In November 2019, FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).”  This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Effective January 1, 2023, the Company adopted the new credit loss standard and it did not have an impact on the Company’s financial statements.

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Three months ended
	March 31,
	2023	2022
Net sales	100.0%	100.0%
Cost of sales	82.1	83.2
Gross profit	17.9	16.8
Selling, general and administrative expenses	12.1	11.6
Amortization and depreciation expense	0.8	0.5
Income from operations	5.0	4.7
Other income (expense)	0.2	0.2
Income before income taxes	5.2	4.9
Income tax provision	1.3	1.1
Net income	3.9%	3.8%

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

	Three months ended
	March 31,	March 31,
	2023	2022

Net sales	$85,040	$71,319
Adjusted gross billings (Non-GAAP)	$306,712	$238,697

Gross profit	$15,209	$11,981
Gross profit - Distribution	$12,728	$9,593
Gross profit - Solutions	$2,481	$2,388

Adjusted EBITDA (Non-GAAP)	$5,659	$4,249

Gross margin % - Adjusted gross billings (Non-GAAP)	5.0%	5.0%
Effective margin % - Adjusted EBITDA (Non-GAAP)	37.2%	35.5%

We consider gross profit growth and effective margin to be key metrics in evaluating our business. During the three months ended March 31, 2023, gross profit increased 27%, or $3.2 million, to $15.2 million compared to $12.0 million for the same period in the prior year while effective margin increased to 37.2% compared to 35.5% for the same period in the prior year.

Reconciliations of Non-GAAP Financial Measures

	Three months ended
	March 31,	March 31,
Reconciliation of net sales to adjusted gross billings (Non-GAAP):	2023	2022

Net sales	$85,040	$71,319
Costs of sales related to sales where the Company is an agent	221,672	167,378
Adjusted gross billings	$306,712	$238,697

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

	Three months ended
	March 31,	March 31,
Net income reconciled to adjusted EBITDA:	2023	2022

Net income	$3,324	$2,712
Provision for income taxes	1,065	796
Amortization and depreciation	713	357
Interest expense	28	15
EBITDA	5,130	3,880
Share-based compensation	529	369
Adjusted EBITDA	$5,659	$4,249

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

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Net Sales and Adjusted Gross Billings

Net sales for the three months ended March 31, 2023 increased 19%, or $13.7 million, to $85.0 million compared to $71.3 million for the same period in the prior year. Adjusted gross billings for the three months ended March 31, 2023 increased 28%, or $68.0 million, to $306.7 million compared to $238.7 million for the same period in the prior year. Adjusted gross billings increased at a greater rate than net sales due to differences in the product mix between the two periods and an unfavorable impact of foreign exchange rates. During the three months ended March 31, 2023, adjusted gross billings included a greater percentage of security, maintenance and cloud products, which are recorded net of related cost of sales, while during the three months ended March 31, 2022, adjusted gross billings included a greater percentage of hardware and software products, which are recorded on a gross basis.

Distribution segment net sales for the three months ended March 31, 2023 increased 19%, or $12.8 million, to $78.6 million compared to $65.8 million for the same period in the prior year. Adjusted gross billings for the Distribution segment for the three months ended March 31, 2023 increased 30%, or $65.9 million, to $287.7 million compared to $221.8 million for the same period in the prior year. Adjusted gross billings increased at a greater rate than net sales due to the aforementioned differences in the product mix between the two periods and the unfavorable impact of foreign exchange rates in our Distribution segment.

Solutions segment net sales for the three months ended March 31, 2023, increased 17%, or $1.0 million, to $6.5 million compared to $5.5 million for the same period in the prior year. Adjusted gross billings for the Solutions segment for the three months ended March 31, 2023 increased 12%, or $2.1 million, to $19.0 million compared to $16.9 million for the same period in the prior year. Net sales increased at a rate greater than adjusted gross billings due to the impact of hardware sales recognized during the current period in our Solutions segment, which are recorded on a gross basis.

During the three months ended March 31, 2023, the Company had two major customers that accounted for 19% and 14%, respectively, of our total net sales. During the three months ended March 31, 2022, the Company had two major customers that accounted for 24% and 14%, respectively, of our total net sales. The Company had two major vendors that accounted for 21% and 10%, respectively, of total purchases during the three months ended March 31, 2023, and 22% and 10%, respectively, of total purchases during the three months ended March 31, 2022.

Gross Profit

Gross profit for the three months ended March 31, 2023 increased 27%, or $3.2 million, to $15.2 million compared to $12.0 million for the same period in the prior year.

Distribution segment gross profit for the three months ended March 31, 2023 increased 33%, or $3.1 million, to $12.7 million compared to $9.6 million for the same period in the prior year. The increase in Distribution segment gross profit was due to organic growth from our existing vendor partnerships and lower early pay discounts and fewer other rebates and discounts offered to our customers as a percentage of adjusted gross billings.

Solutions segment gross profit for the three months ended March 31, 2023 increased 4%, or $0.1 million, to $2.5 million compared to $2.4 million for the same period in the prior year.

Customer rebates and discounts for the three months ended March 31, 2023 were $3.9 million compared to $1.9 million for the same period in the prior year. Customer rebates and discounts vary based on terms of rebate and early pay discount programs offered to customers and timing of payments ultimately received from our customers.

Vendor rebates and discounts for the three months ended March 31, 2023 were $1.7 million compared to $1.0 million for the same period in the prior year. Vendor rebates are dependent on programs offered by our vendors and in some cases reaching certain volume targets set by our vendors or meeting certain early payment programs offered by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended March 31, 2023 increased 24%, or $2.0 million, to $10.2 million compared to $8.2 million for the same period in the prior year. SG&A expenses remained consistent at 3.4% of adjusted gross billings for the three months ended March 31, 2023 and 2022, respectively.

The increase in SG&A expenses were primarily due to increased commission and personnel costs in support of the increased gross profit compared to the same period in the prior year. The Company expects that its SG&A expenses, as a percentage of adjusted gross billings, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives.

Amortization and Depreciation Expense

Amortization and depreciation expense for the three months ended March 31, 2023, increased 100%, or $0.3 million, to $0.7 million compared to $0.4 million for the same period in the prior year, primarily due to the amortization of intangible assets acquired in the Spinnakar acquisition.

Income Taxes

For the three months ended March 31, 2023 and 2022, the Company recorded a provision for income taxes of $1.1 million and $0.8 million, respectively. The effective tax rate for the three months ended March 31, 2023 and 2022 was 24.3% and 22.7%, respectively. The change in the effective tax rate for the three months ended March 31, 2023 compared to the same period in the prior year is a result of changes in the mix of jurisdictions in which taxable income was earned.

Liquidity and Capital Resources

Our cash and cash equivalents as of March 31, 2023 increased 205%, or $41.5 million, to $61.7 million compared to $20.2 million as of December 31, 2022.

Net cash and cash equivalents provided by operating activities for the three months ended March 31, 2023 was $43.6 million, comprised primarily of changes in operating assets and liabilities of $38.7 million and net income adjusted for non-cash items of $4.9 million.

Net cash and cash equivalents used in investing activities during the three months ended March 31, 2023 consisted of $1.3 million purchases of fixed assets.

Net cash and cash equivalents used in financing activities during the three months ended March 31, 2023 was $1.1 million, comprised of dividend payments on our Common Stock of $0.8 million, purchases of treasury stock of $0.2 million and repayments of borrowings under term loan of $0.1 million.

On November 15, 2017, the Company entered into a $20,000,000 revolving credit facility (the “Credit Facility”) with Citibank, N.A. (“Citibank”) pursuant to a Second Amended and Restated Revolving Credit Loan Agreement (the “Loan

Agreement”), Second Amended and Restated Revolving Credit Loan Note (the “Note”), Second Amended and Restated Security Agreement and Second Amended and Restated Pledge and Security Agreement. On August 31, 2020, the Company entered into an amendment to the Credit Facility (the “Amended Credit Facility”) pursuant to a First Amendment to Second Amended and Restated Revolving Credit Loan Agreement and Other Loan Documents (the “Amended Loan Agreement”) and First Allonge to Second Amended and Restated Revolving Credit Loan Note (the “Amended Note”). The Amended Credit Facility, which will continue to be used for working capital and general corporate purposes, matures on June 30, 2023, at which time the Company must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any, fees, costs and expenses. As of March 31, 2023, no borrowings were outstanding under the Credit Facility.

On April 13, 2021, Climb Global Solutions UK Holdings Limited (“Climb UK”), a wholly-owned subsidiary of the Company, entered into an uncommitted short term credit facility of £8,000,000 (“Uncommitted Credit Facility”) with Citibank N.A., London Branch (“Citibank London”) pursuant to certain terms and conditions. Obligations under the Uncommitted Credit Facility are guaranteed by the Company and will be used for working capital and general corporate purposes and have a maturity date of April 13, 2024, at which time Climb UK must pay all outstanding principal of all outstanding loans plus all accrued and unpaid interest, and any interest, fees, costs and expenses, if any. As of March 31, 2023, no borrowings were outstanding under the Uncommitted Credit Facility.

On April 8, 2022, the Company entered into a $2,148,000 term loan (the “Term Loan”) with First American Commercial Bancorp, Inc. (“First American”) pursuant to a Master Loan and Security Agreement. The proceeds from the Term Loan will be used to fund certain capital expenditures. The borrowing under the Term Loan bears interest at a rate of 3.73% per annum and is being repaid over forty-eight monthly installments of principal and interest through April 2026.  As of March 31, 2023, the Company had $1.7 million outstanding under the Term Loan.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934, as amended.

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the three months ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the repurchase of Common Stock by the Company and its affiliated purchasers during the first quarter of 2023.

ISSUER PURCHASE OF EQUITY SECURITIES

						Maximum
						Number of
				Total Number		Shares That
				of Shares		May Yet Be
				Purchased as		Purchased
	Total		Average	Part of Publicly		Under the
	Number		Price Paid	Announced	Average	Plans or
	of Shares		Per Share	Plans or	Price Paid	Programs
Period	Purchased		(2)	Programs	Per Share	(3)

January 1, 2023 - January 31, 2023	—		$—	—	$—	547,288
February 1, 2023 - February 28, 2023	5,604	(1)	$38.21	—	$—	547,288
March 1, 2023 - March 31, 2023	—	(1)	$—	—	$—	545,786
Total	5,604		$38.21	—	$—	545,786

(1)	Includes 5,604 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (3) below.

(2)	Average price paid per share reflects the closing price the Company’s Common Stock on the business date the shares were surrendered by the employee stockholder to satisfy individual tax withholding obligations upon vesting of Restricted Stock or the price of the Common Stock paid on the open market purchase, as applicable.

(3)	On December 3, 2014, the Board of Directors of the Company approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. On February 2, 2017, the Board of Directors of the Company approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. The Company expects to purchase shares of its Common Stock from time to time in the market or otherwise subject to market conditions. The timing, number and value of shares of Common Stock repurchased are subject to the Company’s discretion. The Common Stock repurchase program does not have an expiration date.

Item 6. Exhibits

(a)	Exhibits

3.1 3.1(a) 3.2 31.1

Form of Amended and Restated Certificate of Incorporation of the Company. (1)

Certificate of Amendment of Restated Certificate of Incorporation of the Company. (2)

Amended and Restated Bylaws of the Company. (3)

Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Dale Foster, the Chief Executive Officer (principal executive officer) of the Company (filed herewith).

31.2

Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Andrew Clark, the Vice President and Chief Financial Officer (principal financial officer) of the Company (filed herewith).

31.3

Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Matthew Sullivan, the Vice President and Chief Accounting Officer (principal accounting officer) of the Company (filed herewith).

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Dale Foster, the Chief Executive Officer (principal executive officer) of the Company (filed herewith).

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Andrew Clark, the Vice President and Chief Financial Officer (principal financial officer) of the Company (filed herewith).

32.3

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Matthew Sullivan, the Vice President and Chief Accounting Officer (principal accounting officer) of the Company (filed herewith).

101

The following financial information from Climb Global Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 4, 2023, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Stockholders’ Equity, (4) Condensed Consolidated Statements of Comprehensive Income, (5) Condensed Consolidated Statements of Cash Flows, and (6) the Notes to the Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(1) Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-92810) filed on May 30, 1995, July 7, 1995 and July 18, 1995

(2) Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 27, 2022.

(3) Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on October 27, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLIMB GLOBAL SOLUTIONS, INC

May 4, 2023	By:	/s/ Dale Foster
Date		Dale Foster, Chief Executive Officer (Principal Executive Officer)

May 4, 2023	By:	/s/ Andrew Clark
Date		Andrew Clark, Vice President and Chief Financial Officer (Principal Financial Officer)

May 4, 2023	By:	/s/ Matthew Sullivan
Date		Matthew Sullivan, Vice President and Chief Accounting Officer (Principal Accounting Officer)