Form 10-Q
period 2023-06-30
Climb Global Solutions, Inc.
filed 2023-08-03
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

There were 4,568,914 outstanding shares of common stock, par value $.01 per share (“Common Stock”) as of August 1, 2023.

CLIMB GLOBAL SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	(Unaudited)
	June 30,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$43,869	$20,245
Accounts receivable, net of allowance for doubtful accounts of $736 and $842, respectively	130,027	154,596
Inventory, net	3,228	4,766
Vendor prepayments and advances	—	890
Prepaid expenses and other current assets	7,651	4,141
Total current assets	184,775	184,638

Equipment and leasehold improvements, net	6,262	3,515
Goodwill	19,637	18,963
Other intangibles, net	19,423	19,693
Right-of-use assets, net	1,040	1,235
Accounts receivable-long-term, net	1,259	3,114
Other assets	868	350
Deferred income tax assets	434	348
Total assets	$233,698	$231,856
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$157,471	$160,650
Lease liability, current portion	471	521
Term loan, current portion	530	520
Total current liabilities	158,472	161,691

Lease liability, net of current portion	1,087	1,296
Deferred income tax liabilities	4,290	4,137
Term loan, net of current portion	1,024	1,292
Non-current liabilities	1,843	2,866
Total liabilities	166,716	171,282

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 5,284,500 shares issued: 4,568,914 and 4,478,432 shares outstanding, respectively	53	53
Additional paid-in capital	33,476	32,715
Treasury stock, at cost, 715,586 and 806,068 shares, respectively	(12,402)	(13,230)
Retained earnings	47,106	43,904
Accumulated other comprehensive loss	(1,251)	(2,868)
Total stockholders’ equity	66,982	60,574
Total liabilities and stockholders' equity	$233,698	$231,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

(Amounts in thousands, except per share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2023	2022	2023	2022

Net sales	$166,771	$139,182	$81,732	$67,863

Cost of sales	137,870	114,716	68,039	55,377

Gross profit	28,901	24,466	13,693	12,486

Selling, general, and administrative expenses	21,837	16,183	11,576	7,934

Amortization and depreciation expense	1,317	802	604	445

Income from operations	5,747	7,481	1,513	4,107

Other income:

Interest, net	441	(17)	330	(7)

Foreign currency transaction gain (loss)	40	(298)	(4)	(442)

Income before provision for income taxes	6,228	7,166	1,839	3,658

Provision for income taxes	1,523	1,663	458	867

Net income	$4,705	$5,503	$1,381	$2,791

Income per common share-Basic	$1.05	$1.24	$0.31	$0.63

Income per common share-Diluted	$1.05	$1.24	$0.31	$0.63

Weighted average common shares outstanding — Basic	4,381	4,315	4,396	4,321

Weighted average common shares outstanding — Diluted	4,381	4,315	4,396	4,321

Dividends paid per common share	$0.34	$0.34	$0.17	$0.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Amounts in thousands)

	Six months ended		Three months ended
	June 30,		June 30,
	2023	2022	2023	2022

Net income	$4,705	$5,503	$1,381	$2,791

Other comprehensive income (loss):
Foreign currency translation adjustments	1,617	(2,335)	1,004	(1,709)
Other comprehensive income (loss)	1,617	(2,335)	1,004	(1,709)

Comprehensive income	$6,322	$3,168	$2,385	$1,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	(Loss) Income	Total
Balance at January 1, 2023	5,284,500	$53	$32,715	806,068	$(13,230)	$43,904	$(2,868)	$60,574
Net income	—	—	—	—	—	3,324	—	3,324
Translation adjustment	—	—	—	—	—	—	613	613
Dividends paid	—	—	—	—	—	(749)	—	(749)
Share-based compensation expense	—	—	546	—	—	—	—	546
Restricted stock grants (net of forfeitures)	—	—	(765)	(43,824)	765	—	—	—
Treasury shares repurchased	—	—	—	5,604	(214)	—	—	(214)
Balance at March 31, 2023	5,284,500	$53	$32,496	767,848	$(12,679)	$46,479	$(2,255)	$64,094
Net income	—	—	—	—	—	1,381	—	1,381
Translation adjustment	—	—	—	—	—	—	1,004	1,004
Dividends paid	—	—	—	—	—	(754)	—	(754)
Share-based compensation expense	—	—	2,238	—	—	—	—	2,238
Restricted stock grants (net of forfeitures)	—	—	(1,258)	(71,965)	1,258	—	—	—
Treasury shares repurchased	—	—	—	19,703	(981)	—	—	(981)
Balance at June 30, 2023	5,284,500	53	33,476	715,586	(12,402)	47,106	(1,251)	66,982

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	(Loss) Income	Total
Balance at January 1, 2022	5,284,500	53	32,087	859,828	(13,870)	34,396	(250)	$52,416
Net income	—	—	—	—	—	2,712	—	2,712
Translation adjustment	—	—	—	—	—	—	(626)	(626)
Dividends paid	—	—	—	—	—	(746)	—	(746)
Share-based compensation expense	—	—	369	—	—	—	—	369
Restricted stock grants (net of forfeitures)	—	—	(502)	(29,499)	502	—	—	—
Treasury shares repurchased	—	—	—	7,118	(216)	—	—	(216)
Balance at March 31, 2022	5,284,500	53	31,954	837,447	(13,584)	36,362	(876)	$53,909
Net income	—	—	—	—	—	2,791	—	2,791
Translation adjustment	—	—	—	—	—	—	(1,709)	(1,709)
Dividends paid	—	—	—	—	—	(746)	—	(746)
Share-based compensation expense	—	—	345	—	—	—	—	345
Restricted stock grants (net of forfeitures)	—	—	(308)	(17,194)	308	—	—	—
Treasury shares repurchased	—	—	—	5,151	(177)	—	—	(177)
Balance at June 30, 2022	5,284,500	53	31,991	825,404	(13,453)	38,407	(2,585)	54,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six months ended
	June 30,
	2023	2022
Cash flows from operating activities
Net income	$4,705	$5,503
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization expense	1,317	802
Provision for doubtful accounts	24	11
Deferred income tax benefit	(91)	14
Share-based compensation expense	2,735	714
Amortization of discount on accounts receivable	(29)	(10)
Amortization of right-of-use assets	203	220
Changes in operating assets and liabilities:
Accounts receivable	27,735	5,929
Inventory	1,541	316
Prepaid expenses and other current assets	(3,450)	1,851
Vendor prepayments	890	(263)
Accounts payable and accrued expenses	(6,482)	(13,585)
Lease liability, net	(266)	(276)
Other assets and liabilities	788	43
Net cash and cash equivalents provided by operating activities	29,620	1,269

Cash flows from investing activities
Purchase of equipment and leasehold improvements	(3,025)	(652)
Net cash and cash equivalents used in investing activities	(3,025)	(652)

Cash flows from financing activities
Purchase of treasury stock	(1,193)	(394)
Borrowings under revolving credit facility	10,000	—
Repayments of borrowings under revolving credit facility	(10,000)	—
Borrowings under revolving term loan	—	2,148
Repayments of borrowings under term loan	(258)	(83)
Dividends paid	(1,503)	(1,492)
Payments of deferred financing costs	(584)	—
Net cash and cash equivalents (used in) provided by financing activities	(3,538)	179

Effect of foreign exchange rate on cash and cash equivalents	567	(753)

Net increase in cash and cash equivalents	23,624	43
Cash and cash equivalents at beginning of period	20,245	29,272
Cash and cash equivalents at end of period	$43,869	$29,315

Supplementary disclosure of cash flow information:
Income taxes paid	$1,947	$1,520
Interest paid	$22	$29

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2023

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

3.         Foreign Currency Translation:

Assets and liabilities of the Company’s foreign subsidiaries have been translated using the end of the reporting period exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. Foreign currency transaction gains and losses are recorded as income or expenses as amounts are settled. The net sales from our foreign operations for the three months ended June 30, 2023 and 2022 were $16.5 million and $14.2 million, respectively. The net sales from our foreign operations for the six months ended June 30, 2023 and 2022 were $41.1 million and $29.9 million, respectively.

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

The Company disaggregates its operating revenue by segment, geography and timing of revenue recognition, which the Company believes provides a meaningful depiction of the nature of its revenue. See Note 16 – Segment Information.

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

The Company pays commissions and related payroll taxes to sales personnel when customers are invoiced. These costs are recorded as selling, general and administrative expenses in the period earned as all our performance obligations are complete within a short window of processing the order.

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

The purchase consideration included approximately $1.9 million fair value for potential earn-out consideration if certain targets are achieved, payable in cash, with $1.1 million included in accounts payable and accrued expenses and $0.8 million included in non-current liabilities as of June 30, 2023.

7.            Goodwill and Other Intangible Assets:

The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 30, 2023:

Balance at January 1, 2023	$18,963
Translation adjustments	674
Balance June 30, 2023	$19,637

Information related to the Company’s other intangibles, net is as follows:

	As of June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	$22,228	$3,205	$19,023
Trade name	486	86	400
Total	$22,714	$3,291	$19,423

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	$21,457	$2,165	$19,292
Trade name	468	67	401
Total	$21,925	$2,232	$19,693

Customer relationships are amortized over thirteen years. Vendor relationships are amortized between eight and fifteen years. Trade name is amortized over fifteen years.

During the three months ended June 30, 2023 and 2022, the Company recognized total amortization expense for other intangibles, net of $0.5 million and $0.2 million, respectively. During the six months ended June 30, 2023 and 2022, the Company recognized total amortization expense for other intangibles, net of $1.0 million and $0.4 million, respectively.

Estimated future amortization expense of the Company’s other intangibles, net as of June 30, 2023 is as follows:

2023 (excluding the six months ended June 30, 2023)	$969
2024	1,938
2025	1,938
2026	1,938
2027	1,938
Thereafter	10,702
Total	$19,423

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

Information related to the Company’s ROU assets and related lease liabilities were as follows:

	Six months ended
	June 30,
	2023	2022
Cash paid for operating lease liabilities	$312	$314
Right-of-use assets obtained in exchange for new operating lease obligations	$—	$63
Weighted-average remaining lease term	3.6 years	4.6 years
Weighted-average discount rate	3.5%	3.4%

Maturities of lease liabilities as of June 30, 2023 were as follows:

2023 (excluding the six months ended June 30, 2023)	$315
2024	543
2025	550
2026	548
2027	116
2,072
Less: imputed interest	(514)
Total lease liabilities	$1,558

Lease liabilities, current portion	471
Lease liabilities, net of current portion	1,087
Total lease liabilities	$1,558

9.            Fair Value:

The carrying amounts of financial instruments, including cash and cash equivalents, short-term accounts receivable and accounts payable approximated fair value at June 30, 2023 and December 31, 2022 because of the relative short maturity of these instruments. The Company’s accounts receivable long-term are discounted to their present value at prevailing market rates at the time of sale.

10.           Balance Sheet Detail:

Equipment and leasehold improvements consist of the following:

	June 30,	December 31,
	2023	2022
Equipment	$2,181	$2,720
Capitalized software	5,064	2,997
Leasehold improvements	2,375	1,848
	9,620	7,565
Less accumulated depreciation and amortization	(3,358)	(4,050)
	$6,262	$3,515

During the three months ended June 30, 2023, and 2022, the Company recorded depreciation and amortization expense of $0.1 million and $0.2 million, respectively. During the six months ended June 30, 2023 and 2022, the Company recorded depreciation and amortization expense of $0.3 million, respectively.

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

	June 30,	December 31,
	2023	2022
Total amount due from customer	$2,145	$5,213
Less: unamortized discount	(32)	(188)
Less: current portion included in accounts receivable	(854)	(1,911)
	$1,259	$3,114

The undiscounted cash flows to be received by the Company relating to these accounts receivable long-term is expected to be $0.9 million, $0.5 million, $0.4 million and $0.4 million during each of the 12-month periods ending June 30, 2024, 2025, 2026 and 2027, respectively.

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2023	2022
Trade accounts payable	$146,516	$151,180
Accrued expenses	10,955	9,470
	$157,471	$160,650

11.            Credit Facility:

On May 18, 2023, the Company entered into a revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPM”), providing for a revolving credit facility of up to $50.0 million, including the issuance of letters of credit and swingline loans not to exceed $2.5 million and $5.0 million, respectively, at any time outstanding. In addition, subject to certain conditions enumerated in the Credit Agreement, the Company has the right to increase the revolving credit facility by a total amount not to exceed $20.0 million. The proceeds of the revolving loans, letters of credit and swingline loans under the Credit Agreement may be used for working capital needs, general corporate purposes and for acquisitions permitted by the terms of the Credit Agreement.

All outstanding loans issued pursuant to the Credit Agreement become due and payable, on May 18, 2028. There were no amounts outstanding under the Credit Agreement as of June 30, 2023.

Outstanding Loans comprising (i) ABR Borrowings bear interest at the ABR plus the Applicable Rate, (ii) Term Benchmark Borrowings bear interest at the Adjusted Term SOFR Rate or the Adjusted EURIBOR Rate, as applicable, plus the Applicable Rate and (iii) RFR Loans bear interest at a rate per annum equal to the applicable Adjusted Daily Simple RFR plus the Applicable Rate. The Applicable Rate for borrowings varies (i) in the case of ABR Borrowings, from 0.50% to 0.75% and (ii) in the case of Term Benchmark Borrowings and RFR Loans, from 1.50% to 1.75%.

The Credit Agreement contains customary affirmative covenants, such as financial statement and collateral reporting requirements. The Credit Agreement also contains customary negative covenants that limit the ability of the Company to, among other things, incur indebtedness, create liens or permit encumbrances, or undergo certain fundamental changes. Additionally, under certain circumstances, the Company is required to maintain a minimum fixed charge coverage ratio.

In connection with entering into the Credit Agreement, the Company voluntarily terminated its existing revolving credit agreement, dated November 15, 2017 with Citibank N.A. (“Previous Credit Facility”). As of December 31, 2022, the Company has no borrowings outstanding under the Previous Credit Facility.

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

At June 30, 2023 and December 31, 2022, the Company had $1.6 million and $1.8 million outstanding under the Term Loan, respectively. At June 30, 2023, future principal payments under the Term Loan are as follows:

2023 (excluding the six months ended June 30, 2023)	307
2024	542
2025	562
2026	143
Total	$1,554

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	(Unaudited)		(Unaudited)
	Six months ended		Three months ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net income	$4,705	$5,503	$1,381	$2,791

Less distributed and undistributed income allocated to participating securities	108	143	25	73

Net income attributable to common shareholders	4,597	5,360	1,356	2,718

Denominator:
Weighted average common shares (Basic)	4,381	4,315	4,396	4,321

Weighted average common shares including assumed conversions (Diluted)	4,381	4,315	4,396	4,321

Basic net income per share	$1.05	$1.24	$0.31	$0.63
Diluted net income per share	$1.05	$1.24	$0.31	$0.63

13.        Major Customers and Vendors:

The Company had one major vendor that accounted for 12% of total purchases during the three months ended June 30, 2023, and 16% of total purchases during the three months ended June 30, 2022. The Company had one major vendor that accounted for 17% of total purchases during the six months ended June 30, 2023 and 19% of total purchases during the six months ended June 30, 2022.

The Company had two major customers that accounted for 22% and 14%, respectively, of its net sales during the three months ended June 30, 2023, and 21% and 20%, respectively, of its net sales during the three months ended June 30, 2022. The Company had two major customers that accounted for 21% and 14%, respectively, of its net sales during the six months ended June 30, 2023, and 23% and 18%, respectively, of its net sales during the six months ended June 20, 2022. These same customers accounted for 19% and 12%, respectively, of total net accounts receivable as of June 30, 2023, and 16% and 18%, respectively, of total net accounts receivable as of December 31, 2022.

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

15.          Stockholders’ Equity and Stock Based Compensation:

The 2021 Omnibus Incentive Plan (the “2021 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The 2021 Plan was approved by the Company’s stockholders at the 2021 Annual Meeting in June 2021. The total number of shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) initially available for award under the 2021 Plan was 500,000 shares. As of June 30, 2023, the number of shares of Common Stock available for future award grants to employees, officers and directors under the 2021 Plan is 257,805.

The 2012 Stock-Based Compensation Plan (the “2012 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of the Company’s Common Stock initially available for award under the 2012 Plan was 600,000, which was increased to 1,000,000 shares by stockholder approval at the Company’s 2018 Annual Meeting in June 2018. Immediately prior to the replacement of the 2012 Plan by the 2021 Plan, there were 352,158 shares of Common Stock available under the 2012 Plan. The 2012 Plan has been replaced by the 2021 Plan and none of the remaining shares of Common Stock authorized under the 2012 Plan will be transferred to or used under the 2021 Plan nor will any awards under the 2012 Plan that are forfeited increase the shares available for awards under the 2021 Plan. As of June 30, 2023, the number of shares of Common Stock available under the 2012 Plan was zero.

During the six months ended June 30, 2023, the Company granted a total of 115,789 shares of Restricted Stock to officers and employees. These shares of Restricted Stock vest immediately, over time in three equal installments or over time in sixteen equal quarterly installments.

During the six months ended June 30, 2022, the Company granted a total of 50,749 shares of Restricted Stock to officers. These shares of Restricted Stock vest over time in sixteen equal quarterly installments. During the six months ended June 30, 2022, a total of 4,056 shares of Restricted Stock were forfeited.

A summary of nonvested shares of Restricted Stock awards outstanding under the 2012 and 2021 Plans as of June 30, 2023, and changes during the six months then ended is as follows:

		Weighted
		Average Grant
		Date
	Shares	Fair Value
Nonvested shares at January 1, 2023	121,059	$24.83
Granted in 2023	115,789	45.81
Vested in 2023	(71,478)	37.98
Forfeited in 2023	—	—
Nonvested shares at June 30, 2023	165,370	$33.83

As of June 30, 2023, there is approximately $5.1 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.9 years.

During the three months ended June 30, 2023, and 2022, the Company recognized share-based compensation expense of $2.2 million and $0.3 million, respectively. During the six months ended June 30, 2023, and 2022, the Company recognized share-based compensation expense of $2.7 million and $0.7 million, respectively.

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

	Six months ended		Three months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Sales:
Distribution	$154,678	$128,775	$76,128	$62,992
Solutions	12,093	10,407	5,604	4,871
	166,771	139,182	81,732	67,863
Gross Profit:
Distribution	$23,801	$19,852	$11,074	$10,259
Solutions	5,100	4,614	2,619	2,227
	28,901	24,466	13,693	12,486
Direct Costs:
Distribution	$9,976	$7,251	$5,010	$3,587
Solutions	2,618	2,148	1,317	1,010
	12,594	9,399	6,327	4,597
Segment Income Before Taxes: (1)
Distribution	$13,825	$12,601	$6,064	$6,672
Solutions	2,482	2,466	1,302	1,217
Segment Income Before Taxes	16,307	15,067	7,366	7,889

General and administrative	$9,243	$6,784	$5,249	$3,337
Amortization and depreciation expense	1,317	802	604	445
Interest, net	441	(17)	330	(7)
Foreign currency transaction gain (loss)	40	(298)	(4)	(442)
Income before taxes	$6,228	$7,166	$1,839	$3,658

(1)	Excludes general corporate expenses including interest and foreign currency transaction gain (loss)

	As of	As of
	June 30,	December 31,
Selected Assets by Segment:	2023	2022

Distribution	$152,199	$180,602
Solutions	21,374	21,420
Segment Select Assets	173,573	202,022
Corporate Assets	60,125	29,834
Total Assets	$233,698	$231,856

Geographic areas and net sales mix related to operations for the three and six months ended June 30, 2023 and 2022 were as follows. Revenue is allocated to a geographic area based on the location of the sale, which is generally the customer’s country of domicile.

	Six months ended			Three months ended
	June 30, 2023			June 30, 2023
	Distribution	Solutions	Total	Distribution	Solutions	Total
Geography
USA	$119,387	$6,303	$125,690	$62,644	$2,637	$65,281
Europe and United Kingdom	22,550	5,089	27,639	7,134	2,589	9,723
Canada	12,741	701	13,442	6,350	378	6,728
Total net sales	$154,678	$12,093	$166,771	$76,128	$5,604	$81,732

Timing of Revenue Recognition
Transferred at a point in time where the Company is principal (1)	$136,439	$8,869	$145,308	$67,872	$4,036	$71,908
Transferred at a point in time where the Company is agent (2)	18,239	3,224	21,463	8,256	1,568	9,824
Total net sales	$154,678	$12,093	$166,771	$76,128	$5,604	$81,732

	Six months ended			Three months ended
	June 30, 2022			June 30, 2022
	Distribution	Solutions	Total	Distribution	Solutions	Total
Geography
USA	$104,523	$4,803	$109,326	$51,407	$2,291	$53,698
Europe and United Kingdom	13,319	4,739	18,058	5,883	2,182	8,065
Canada	10,933	865	11,798	5,702	398	6,100
Total net sales	$128,775	$10,407	$139,182	$62,992	$4,871	$67,863

Timing of Revenue Recognition
Transferred at a point in time where the Company is principal (1)	$114,937	$7,093	$122,030	$55,797	$3,083	$58,880
Transferred at a point in time where the Company is agent (2)	13,838	3,314	17,152	7,195	1,788	8,983
Total net sales	$128,775	$10,407	$139,182	$62,992	$4,871	$67,863

(1)	Includes net sales from third-party hardware and software products.

(2)	Includes net sales from third-party maintenance, software support and services.

Geographic identifiable assets related to operations as of June 30, 2023 and December 31, 2022 were as follows.

	June 30,	December 31,
Identifiable Assets by Geographic Areas	2023	2022
USA	$137,315	$137,877
Canada	25,789	27,597
Europe and United Kingdom	70,594	66,382
Total	$233,698	$231,856

17.          Related Party Transactions:

The Company made sales to a customer where a family member of one of our executives has a minority ownership position. During the three months ended June 30, 2023 and 2022, net sales to this customer totaled approximately $0.5 million and $0.7 million, respectively. During the six months ended June 30, 2023 and 2022, net sales to this customer totaled approximately $1.0 million, respectively. Amounts due from this customer as of June 30, 2023 and December 31, 2022 were approximately $0.5 million and $0.1 million, respectively, which were or are expected to be settled in cash subsequent to each period end.

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

Dividend Policy and Share Repurchase Program. Historically we have sought to return value to investors through the payment of quarterly dividends and share repurchases. Total dividends paid and shares repurchased were $0.8 million and $1.0 million, during the three months ended June 30, 2023. Total dividends paid and shares repurchased were $0.7 million and $0.2 million, respectively, during the three months ended June 30, 2022. The payment of future dividends and share repurchases is at the discretion of our Board of Directors and dependent on results of operations, projected capital requirements, applicable legal, tax and regulatory restrictions, and other factors the Board of Directors may find relevant.

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

Financial Overview

Net sales increased 20%, or $13.8 million, to $81.7 million for the three months ended June 30, 2023 compared to $67.9 million for the same period in the prior year. Gross profit increased 10%, or $1.2 million, to $13.7 million for the three months ended June 30, 2023 compared to $12.5 million for the same period in the prior year. Selling, general and administrative (“SG&A”) expenses increased 46%, or $3.7 million, to $11.6 million for the three months ended June 30, 2023 compared to $7.9 million for the same period in the prior year. Amortization and depreciation expense increased $0.2 million, to $0.6 million for the three months ended June 30, 2023 compared to $0.4 million for the same period in the prior year. Net income decreased 52%, or $1.5 million, to $1.4 million for the three months ended June 30, 2023 compared to $2.8 million for the same period in the prior year. Diluted income per share decreased 52%, or $0.32, to $0.31 for the three months ended June 30, 2023 compared to $0.63 for the same period in the prior year.

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

Allowances for Accounts Receivable

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management determines the estimate of the allowance for doubtful accounts receivable by considering a number of factors, including historical experience, aging of the accounts receivable, and specific information obtained by the Company on the financial condition and the current creditworthiness of its customers. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At the time of sale, we record an estimate for sales returns based on historical experience, which is included in accounts payable and accrued expenses. If actual sales returns are greater than estimated by management, additional expense may be required as an offset to net sales.

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

Foreign Exchange

The Company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. In cases where the Company is not able to create a natural hedge by maintaining offsetting asset and liability amounts in the same currency, it may enter into foreign exchange contracts, typically in the form of forward purchase agreements, to facilitate the hedging of foreign currency exposures to mitigate the impact of changes in foreign currency exchange rates. These contracts generally have terms of no more than two months. The Company does not apply hedge accounting to these contracts and therefore the changes in fair value are recorded in earnings. The Company does not enter into foreign exchange contracts for trading purposes and the risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the Company minimizes by limiting its counterparties to major financial institutions. There were no contracts outstanding as of June 30, 2023.

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Six months ended
	June 30,
	2023	2022
Net sales	100.0%	100.0%
Cost of sales	83.2	81.6
Gross profit	16.8	18.4
Selling, general and administrative expenses	14.2	11.7
Amortization and depreciation expense	0.7	0.7
Income from operations	1.9	6.1
Other income (expense)	0.4	(0.7)
Income before income taxes	2.3	5.4
Income tax provision	0.6	1.3
Net income	1.7%	4.1%

Key Operating Metrics / Non-GAAP Financial Measures

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

	Six months ended		Three months ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022

Net sales	$166,771	$139,182	$81,732	$67,863
Adjusted gross billings (Non-GAAP)	$581,424	$480,510	$274,712	$241,813

Gross profit	$28,901	$24,466	$13,693	$12,486
Gross profit - Distribution	$23,801	$19,852	$11,074	$10,259
Gross profit - Solutions	$5,100	$4,614	$2,619	$2,227

Adjusted EBITDA (Non-GAAP)	$10,329	$8,722	$4,670	$4,471

Gross margin % - Adjusted gross billings (Non-GAAP)	5.0%	5.1%	5.0%	5.2%
Effective margin % - Adjusted EBITDA (Non-GAAP)	35.7%	35.6%	34.1%	35.8%

We consider gross profit growth and effective margin to be key metrics in evaluating our business. During the three months ended June 30, 2023, gross profit increased 10%, or $1.2 million, to $13.7 million compared to $12.5 million for the same period in the prior year while effective margin decreased to 34.1% compared to 35.8% for the same period in the prior year. During the six months ended June 30, 2023, gross profit increased 18%, or $4.4 million, to $28.9 million compared to $24.5 million for the same period in the prior year while effective margin increased to 35.7% compared to 35.6% for the same period in the prior year.

Reconciliations of Non-GAAP Financial Measures

	Six months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
Reconciliation of net sales to adjusted gross billings (Non-GAAP):	2023	2022	2023	2022

Net sales	$166,771	$139,182	$81,732	$67,863
Costs of sales related to sales where the Company is an agent	414,653	341,328	192,980	173,950
Adjusted gross billings	$581,424	$480,510	$274,712	$241,813

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

	Six months ended		Three months ended
	June 30,	June 30,	June 30,	June 30,
Net income reconciled to adjusted EBITDA:	2023	2022	2023	2022

Net income	$4,705	$5,503	$1,381	$2,791
Provision for income taxes	1,523	1,663	458	867
Amortization and depreciation	1,317	802	604	445
Interest expense	49	40	21	24
EBITDA	7,594	8,008	2,464	4,127
Share-based compensation	2,735	714	2,206	344
Adjusted EBITDA	$10,329	$8,722	$4,670	$4,471

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

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Net Sales and Adjusted Gross Billings

Net sales for the three months ended June 30, 2023 increased 20%, or $13.8 million, to $81.7 million compared to $67.9 million for the same period in the prior year. Adjusted gross billings for the three months ended June 30, 2023 increased 14%, or $32.9 million, to $274.7 million compared to $241.8 million for the same period in the prior year. Net sales increased at a greater rate than adjusted gross billings due to differences in the product mix between the two periods. During the three months ended June 30, 2023, adjusted gross billings included a greater percentage of hardware and software products, which are recorded on a gross basis, while during the three months ended June 30, 2022, adjusted gross billings included a greater percentage of security, maintenance and cloud products, which are recorded net of related cost of sales.

Distribution segment net sales for the three months ended June 30, 2023 increased 21%, or $13.1 million, to $76.1 million compared to $63.0 million for the same period in the prior year. Adjusted gross billings for the Distribution segment for the three months ended June 30, 2023 increased 13%, or $29.7 million, to $255.8 million compared to $226.1 million for the same period in the prior year. Net sales increased at a greater rate than adjusted gross billings due to the aforementioned differences in the product mix between the two periods.

Solutions segment net sales for the three months ended June 30, 2023, increased 15%, or $0.7 million, to $5.6 million compared to $4.9 million for the same period in the prior year. Adjusted gross billings for the Solutions segment for the three months ended June 30, 2023 increased 20%, or $3.2 million, to $18.9 million compared to $15.7 million for the same period in the prior year. Adjusted gross billings increased at a rate greater than net sales due to a greater percentage of security, maintenance and cloud products sales recognized during the current period in our Solutions segment, which are recorded net of related cost of sales.

During the three months ended June 30, 2023, the Company had two major customers that accounted for 22% and 14%, respectively, of our total net sales. During the three months ended June 30, 2022, the Company had two major customers that accounted for 21% and 20%, respectively, of our total net sales. The Company had one major vendor that accounted for 12% of total purchases during the three months ended June 30, 2023, and 16% of total purchases during the three months ended June 30, 2022.

Gross Profit

Gross profit for the three months ended June 30, 2023 increased 10%, or $1.2 million, to $13.7 million compared to $12.5 million for the same period in the prior year.

Distribution segment gross profit for the three months ended June 30, 2023 increased 8%, or $0.8 million, to $11.1 million compared to $10.3 million for the same period in the prior year. The increase in Distribution segment gross profit was due to organic growth from our existing vendor partnerships, partially offset by higher early pay discounts and other rebates and discounts offered to our customers as a percentage of adjusted gross billings.

Solutions segment gross profit for the three months ended June 30, 2023 increased 18%, or $0.4 million, to $2.6 million compared to $2.2 million for the same period in the prior year. This increase was driven by the aforementioned increase in adjusted gross billings compared to the same period in the prior year.

Customer rebates and discounts for the three months ended June 30, 2023 were $2.5 million compared to $1.8 million for the same period in the prior year. Customer rebates and discounts vary based on terms of rebate and early pay discount programs offered to customers and timing of payments ultimately received from our customers.

Vendor rebates and discounts for the three months ended June 30, 2023 were $2.1 million compared to $1.6 million for the same period in the prior year. Vendor rebates are dependent on programs offered by our vendors and in some cases reaching certain volume targets set by our vendors or meeting certain early payment programs offered by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended June 30, 2023 increased 47%, or $3.7 million, to $11.6 million compared to $7.9 million for the same period in the prior year. SG&A expenses were 4.2% of adjusted gross billings for the three months ended June 30, 2023, compared to 3.2% for the same period in the prior year.

Included in SG&A expense during the three months ended June 30, 2023 was stock compensation expense recognized of $1.8 million relating to the one-time stock grant of 35,000 shares of immediately vested Common Stock to our Chief Executive Officer. This grant was made in recognition of prior performance and as changes to his compensation arrangement from his participation in the Company’s Executive Severance and Change in Control Plan and the termination of his existing employment agreement.

The remaining increase in SG&A expenses were primarily due to increased salaries, commission and personnel costs in support of our continued investment in our infrastructure to drive future growth, including new personnel, employee training and development. The Company expects that its SG&A expenses, as a percentage of adjusted gross billings, may vary depending on changes in sales volume, as well as the levels of continuing investments to drive future growth. In addition, SG&A was impacted by increased professional service fees and other costs that are non-recurring.

Amortization and Depreciation Expense

Amortization and depreciation expense for the three months ended June 30, 2023, increased 50%, or $0.2 million, to $0.6 million compared to $0.4 million for the same period in the prior year, primarily due to the amortization of intangible assets acquired in the Spinnakar acquisition.

Income Taxes

For the three months ended June 30, 2023 and 2022, the Company recorded a provision for income taxes of $0.5 million and $0.9 million, respectively. The effective tax rate for the three months ended June 30, 2023 and 2022 was 24.9% and 23.7%, respectively. The change in the effective tax rate for the three months ended June 30, 2023 compared to the same period in the prior year is a result of limitations on the deductibility of certain executive compensation amounts during the current period.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Net Sales and Adjusted Gross Billings

Net sales for the six months ended June 30, 2023 increased 20%, or $27.6 million, to $166.8 million compared to $139.2 million for the same period in the prior year. Adjusted gross billings for the six months ended June 30, 2023 increased 21%, or $100.9 million, to $581.4 million compared to $480.5 million for the same period in the prior year. Adjusted gross billings increased at a greater rate than net sales due to differences in the product mix between the two periods and an unfavorable impact of foreign exchange rates. During the six months ended June 30, 2023, adjusted gross billings included a greater percentage of security, maintenance and cloud products, which are recorded net of related cost of sales, while during the six months ended June 30, 2022, adjusted gross billings included a greater percentage of hardware and software products, which are recorded on a gross basis.

Distribution segment net sales for the six months ended June 30, 2023 increased 20%, or $25.9 million, to $154.7 million compared to $128.8 million for the same period in the prior year. Adjusted gross billings for the Distribution segment for the six months ended June 30, 2023 increased 21%, or $95.7 million, to $543.6 million compared to $447.9 million for the same period in the prior year. Adjusted gross billings increased at a greater rate than net sales due to the aforementioned differences in the product mix between the two periods and the unfavorable impact of foreign exchange rates in our Distribution segment.

Solutions segment net sales for the six months ended June 30, 2023, increased 16%, or $1.7 million, to $12.1 million compared to $10.4 million for the same period in the prior year. Adjusted gross billings for the Solutions segment for the six months ended June 30, 2023 increased 16%, or $5.3 million, to $37.9 million compared to $32.6 million for the same period in the prior year. Net sales and adjusted gross billings increased at consistent rates due to similar product mixes period over period.

During the six months ended June 30, 2023, the Company had two major customers that accounted for 21% and 14%, respectively, of our total net sales. During the six months ended June 30, 2022, the Company had two major customers that accounted for 23% and 18%, respectively, of our total net sales. The Company had two major vendors that accounted for 19% and 12%, respectively, of total purchases during the six months ended June 30, 2023, and 19%, respectively, of total purchases during the six months ended June 30, 2022.

Gross Profit

Gross profit for the six months ended June 30, 2023 increased 18%, or $4.4 million, to $28.9 million compared to $24.5 million for the same period in the prior year.

Distribution segment gross profit for the six months ended June 30, 2023 increased 20%, or $3.9 million, to $23.8 million compared to $19.9 million for the same period in the prior year. The increase in Distribution segment gross profit was due to organic growth from our existing vendor partnerships, partially offset by higher early pay discounts and other rebates and discounts offered to our customers as a percentage of adjusted gross billings.

Solutions segment gross profit for the six months ended June 30, 2023 increased 11%, or $0.5 million, to $5.1 million compared to $4.6 million for the same period in the prior year. This increase was driven by the aforementioned increase in adjusted gross billings compared to the same period in the prior year.

Customer rebates and discounts for the six months ended June 30, 2023 were $6.4 million compared to $3.7 million for the same period in the prior year. Customer rebates and discounts vary based on terms of rebate and early pay discount programs offered to customers and timing of payments ultimately received from our customers.

Vendor rebates and discounts for the six months ended June 30, 2023 were $3.8 million compared to $3.7 million for the same period in the prior year. Vendor rebates are dependent on programs offered by our vendors and in some cases reaching certain volume targets set by our vendors or meeting certain early payment programs offered by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully.

Selling, General and Administrative Expenses

SG&A expenses for the six months ended June 30, 2023 increased 35%, or $5.7 million, to $21.8 million compared to $16.1 million for the same period in the prior year. SG&A expenses remained consistent at 3.7% of adjusted gross billings for the six months ended June 30, 2023 and 2022, respectively.

Included in SG&A expense during the six months ended June 30, 2023 was stock compensation expense recognized of $1.8 million relating to the one-time stock grant of 35,000 shares of immediately vested Common Stock to our Chief Executive Officer. This grant was made in recognition of prior performance and as changes to his compensation arrangement from his participation in the Company’s Executive Severance and Change in Control Plan and the termination of his existing employment agreement.

The remaining increase in SG&A expenses were primarily due to increased salaries, commission and personnel costs in support of our continued investment in our infrastructure to drive future growth, including new personnel, employee training and development. The Company expects that its SG&A expenses, as a percentage of adjusted gross billings, may vary depending on changes in sales volume, as well as the levels of continuing investments to drive future growth. In addition, SG&A was impacted by increased professional service fees and other costs that are non-recurring.

Amortization and Depreciation Expense

Amortization and depreciation expense for the six months ended June 30, 2023, increased 63%, or $0.5 million, to $1.3 million compared to $0.8 million for the same period in the prior year, primarily due to the amortization of intangible assets acquired in the Spinnakar acquisition.

Income Taxes

For the six months ended June 30, 2023 and 2022, the Company recorded a provision for income taxes of $1.5 million and $1.7 million, respectively. The effective tax rate for the six months ended June 30, 2023 and 2022 was 24.5% and 23.2%, respectively. The change in the effective tax rate for the six months ended June 30, 2023 compared to the same period in the prior year is a result of limitations on the deductibility of certain executive compensation amounts during the current period.

Liquidity and Capital Resources

Our cash and cash equivalents as of June 30, 2023 increased 117%, or $23.7 million, to $43.9 million compared to $20.2 million as of December 31, 2022.

Net cash and cash equivalents provided by operating activities for the six months ended June 30, 2023 was $29.6 million, comprised primarily of changes in operating assets and liabilities of $20.8 million and net income adjusted for non-cash items of $8.9 million.

Net cash and cash equivalents used in investing activities during the six months ended June 30, 2023 consisted of $3.0 million purchases of fixed assets.

Net cash and cash equivalents used in financing activities during the six months ended June 30, 2023 was $3.5 million, comprised of dividend payments on our Common Stock of $1.5 million, purchases of treasury stock of $1.2 million, repayments of borrowings under term loan of $0.3 million and payments of deferred financing costs of $0.6 million.

On May 18, 2023, the Company entered into a revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPM”), providing for a revolving credit facility of up to $50.0 million, including the issuance of letters of credit and swingline loans not to exceed $2.5 million and $5.0 million, respectively, at any time outstanding. In addition, subject to certain conditions enumerated in the Credit Agreement, the Company has the right to increase the revolving credit facility by a total amount not to exceed $20.0 million. The proceeds of the revolving loans, letters of credit and swingline loans under the Credit Agreement may be used for working capital needs, general corporate purposes and for acquisitions permitted by the terms of the Credit Agreement. All outstanding loans issued pursuant to the Credit Agreement become due and payable, on May 18, 2028. There were no amounts outstanding under the Credit Agreement as of June 30, 2023.

On April 8, 2022, the Company entered into a $2.1 term loan (the “Term Loan”) with First American Commercial Bancorp, Inc. (“First American”) pursuant to a Master Loan and Security Agreement. The proceeds from the Term Loan will be used to fund certain capital expenditures. The borrowing under the Term Loan bears interest at a rate of 3.73% per annum and is being repaid over forty-eight monthly installments of principal and interest through April 2026.  As of June 30, 2023, the Company had $1.6 million outstanding under the Term Loan.

We anticipate that our working capital needs will increase as we invest in the growth of our business. We believe that the funds held in cash and cash equivalents and our unused borrowings under our Credit Agreement will be sufficient to fund our working capital and cash requirements for the next 12 months.

Foreign Exchange

The Company’s foreign subsidiaries are subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. We are subject to fluctuations primarily in the Canadian Dollar, Euro Dollar and British Pound-to-U.S. Dollar exchange rate.

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934, as amended.

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the three months ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the repurchase of Common Stock by the Company and its affiliated purchasers during the second quarter of 2023.

ISSUER PURCHASE OF EQUITY SECURITIES

					Maximum
					Number of
			Total Number		Shares That
			of Shares		May Yet Be
	Total		Purchased as		Purchased
	Number	Average	Part of Publicly		Under the
	of Shares	Price Paid	Announced	Average	Plans or
	Purchased	Per Share	Plans or	Price Paid	Programs
Period	(1)	(2)	Programs	Per Share	(3)

April 1, 2023 - April 30, 2023	13,377	$51.32	—	$—	547,288
May 1, 2023 - May 31, 2023	6,326	$46.29	—	$—	547,288
June 1, 2023 - June 30, 2023	—	$—	—	$—	545,786
Total	19,703	$49.71	—	$—	545,786

(1)	Consists of 19,703 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock. These shares are not included in the Common Stock repurchase program referred to in footnote (3) below.

(2)	Average price paid per share reflects the closing price the Company’s Common Stock on the business date the shares were surrendered by the employee stockholder to satisfy individual tax withholding obligations upon vesting of Restricted Stock or the price of the Common Stock paid on the open market purchase, as applicable.

(3)	On December 3, 2014, the Board of Directors of the Company approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. On February 2, 2017, the Board of Directors of the Company approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. The Company expects to purchase shares of its Common Stock from time to time in the market or otherwise subject to market conditions. The timing, number and value of shares of Common Stock repurchased are subject to the Company’s discretion. The Common Stock repurchase program does not have an expiration date.

Item 6. Exhibits

(a)	Exhibits

3.1	Form of Amended and Restated Certificate of Incorporation of the Company. (1)

3.1(a)	Certificate of Amendment of Restated Certificate of Incorporation of the Company. (2)

3.2	Amended and Restated Bylaws of the Company. (3)

10.1	Climb Global Solutions, Inc. Executive Severance and Change in Control Plan, dated as of April 20, 2023. (4)

10.2	Form of Performance-Based Restricted Award Unit Agreement. (5)

10.3	Form of Restricted Stock Unit Award Agreement. (6)

10.4	Form of Cash-Based Award Agreement. (7)

10.5*

Credit Agreement dated May 18, 2023, by and among Climb Global Solutions, Inc., the Company, the other borrowers, loan parties and lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent. (8)

10.6*	Pledge and Security Agreement dated May 18, 2023, by and among the Company and the other borrowers named therein with JPMorgan Chase Bank, N.A., as Administrative Agent. (9)

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

101

The following financial information from Climb Global Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 3, 2023, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Stockholders’ Equity, (4) Condensed Consolidated Statements of Comprehensive Income, (5) Condensed Consolidated Statements of Cash Flows, and (6) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

(3) Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on October 27, 2022.

(4) Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Climb Global Solutions, Inc., filed on April 20, 2023.

(5) Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Climb Global Solutions, Inc., filed on April 20, 2023.

(6) Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Climb Global Solutions, Inc., filed on April 20, 2023.

(7) Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Climb Global Solutions, Inc., filed on April 20, 2023.

(8) Incorporated by reference to Exhibits 10.1 to the Current Report on Form 8-K of Climb Global Solutions, Inc., filed on May 23, 2023.

(9) Incorporated by reference to Exhibits 10.2 to the Current Report on Form 8-K of Climb Global Solutions, Inc., filed on May 23, 2023.

* Exhibits and schedules have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLIMB GLOBAL SOLUTIONS, INC

August 3, 2023	By:	/s/ Dale Foster
Date		Dale Foster, Chief Executive Officer (Principal Executive Officer)

August 3, 2023	By:	/s/ Andrew Clark
Date		Andrew Clark, Vice President and Chief Financial Officer (Principal Financial Officer)

August 3, 2023	By:	/s/ Matthew Sullivan
Date		Matthew Sullivan, Vice President and Chief Accounting Officer (Principal Accounting Officer)