Form 10-Q
period 2023-09-30
Climb Global Solutions, Inc.
filed 2023-11-02
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

There were 4,579,628 outstanding shares of common stock, par value $.01 per share (“Common Stock”) as of November 2, 2023.

CLIMB GLOBAL SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	(Unaudited)
	September 30,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$49,778	$20,245
Accounts receivable, net of allowance for doubtful accounts of $740 and $842, respectively	126,331	154,596
Inventory, net	2,518	4,766
Vendor prepayments and advances	—	890
Prepaid expenses and other current assets	5,399	4,141
Total current assets	184,026	184,638

Equipment and leasehold improvements, net	7,307	3,515
Goodwill	19,010	18,963
Other intangibles, net	18,309	19,693
Right-of-use assets, net	933	1,235
Accounts receivable-long-term, net	1,172	3,114
Other assets	1,160	350
Deferred income tax assets	448	348
Total assets	$232,365	$231,856
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$154,895	$160,650
Lease liability, current portion	442	521
Term loan, current portion	535	520
Total current liabilities	155,872	161,691

Lease liability, net of current portion	977	1,296
Deferred income tax liabilities	4,135	4,137
Term loan, net of current portion	889	1,292
Non-current liabilities	2,870	2,866
Total liabilities	164,743	171,282

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 5,284,500 shares issued: 4,579,628 and 4,478,432 shares outstanding, respectively	53	53
Additional paid-in capital	33,895	32,715
Treasury stock, at cost, 704,872 and 806,068 shares, respectively	(12,357)	(13,230)
Retained earnings	48,724	43,904
Accumulated other comprehensive loss	(2,693)	(2,868)
Total stockholders’ equity	67,622	60,574
Total liabilities and stockholders' equity	$232,365	$231,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

(Amounts in thousands, except per share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2023	2022	2023	2022

Net sales	$245,229	$215,443	$78,457	$76,261

Cost of sales	202,053	177,459	64,183	62,744

Gross profit	43,176	37,984	14,274	13,517

Selling, general, and administrative expenses	31,930	25,026	10,122	8,922

Acquisition related costs	277	445	246	365

Depreciation and amortization expense	1,934	1,357	617	555

Income from operations	9,035	11,156	3,289	3,675

Other income:

Interest, net	760	40	318	58

Foreign currency transaction loss	(100)	(799)	(140)	(500)

Income before provision for income taxes	9,695	10,397	3,467	3,233

Provision for income taxes	2,618	2,662	1,095	999

Net income	$7,077	$7,735	$2,372	$2,234

Income per common share-Basic	$1.57	$1.74	$0.52	$0.50

Income per common share-Diluted	$1.57	$1.74	$0.52	$0.50

Weighted average common shares outstanding — Basic	4,392	4,323	4,414	4,340

Weighted average common shares outstanding — Diluted	4,392	4,323	4,414	4,340

Dividends paid per common share	$0.51	$0.51	$0.17	$0.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Amounts in thousands)

	Nine months ended		Three months ended
	September 30,		September 30,
	2023	2022	2023	2022

Net income	$7,077	$7,735	$2,372	$2,234

Other comprehensive income (loss):
Foreign currency translation adjustments	175	(5,487)	(1,442)	(3,152)
Other comprehensive income (loss)	175	(5,487)	(1,442)	(3,152)

Comprehensive income (loss)	$7,252	$2,248	$930	$(918)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	(Loss) Income	Total
Balance at January 1, 2023	5,284,500	$53	$32,715	806,068	$(13,230)	$43,904	$(2,868)	$60,574
Net income	—	—	—	—	—	3,324	—	3,324
Translation adjustment	—	—	—	—	—	—	613	613
Dividends paid	—	—	—	—	—	(749)	—	(749)
Share-based compensation expense	—	—	546	—	—	—	—	546
Restricted stock grants (net of forfeitures)	—	—	(765)	(43,824)	765	—	—	—
Treasury shares repurchased	—	—	—	5,604	(214)	—	—	(214)
Balance at March 31, 2023	5,284,500	$53	$32,496	767,848	$(12,679)	$46,479	$(2,255)	$64,094
Net income	—	—	—	—	—	1,381	—	1,381
Translation adjustment	—	—	—	—	—	—	1,004	1,004
Dividends paid	—	—	—	—	—	(754)	—	(754)
Share-based compensation expense	—	—	2,238	—	—	—	—	2,238
Restricted stock grants (net of forfeitures)	—	—	(1,258)	(71,965)	1,258	—	—	—
Treasury shares repurchased	—	—	—	19,703	(981)	—	—	(981)
Balance at June 30, 2023	5,284,500	53	33,476	715,586	(12,402)	47,106	(1,251)	66,982
Net income	—	—	—	—	—	2,372	—	2,372
Translation adjustment	—	—	—	—	—	—	(1,442)	(1,442)
Dividends paid	—	—	—	—	—	(754)	—	(754)
Share-based compensation expense	—	—	711	—	—	—	—	711
Restricted stock grants (net of forfeitures)	—	—	(292)	(16,737)	292	—	—	—
Treasury shares repurchased	—	—	—	6,023	(247)	—	—	(247)
Balance at September 30, 2023	5,284,500	53	33,895	704,872	(12,357)	48,724	(2,693)	$67,622

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	(Loss) Income	Total
Balance at January 1, 2022	5,284,500	53	32,087	859,828	(13,870)	34,396	(250)	$52,416
Net income	—	—	—	—	—	2,712	—	2,712
Translation adjustment	—	—	—	—	—	—	(626)	(626)
Dividends paid	—	—	—	—	—	(746)	—	(746)
Share-based compensation expense	—	—	369	—	—	—	—	369
Restricted stock grants (net of forfeitures)	—	—	(502)	(29,499)	502	—	—	—
Treasury shares repurchased	—	—	—	7,118	(216)	—	—	(216)
Balance at March 31, 2022	5,284,500	53	31,954	837,447	(13,584)	36,362	(876)	$53,909
Net income	—	—	—	—	—	2,791	—	2,791
Translation adjustment	—	—	—	—	—	—	(1,709)	(1,709)
Dividends paid	—	—	—	—	—	(746)	—	(746)
Share-based compensation expense	—	—	345	—	—	—	—	345
Restricted stock grants (net of forfeitures)	—	—	(308)	(17,194)	308	—	—	—
Treasury shares repurchased	—	—	—	5,151	(177)	—	—	(177)
Balance at June 30, 2022	5,284,500	53	31,991	825,404	(13,453)	38,407	(2,585)	54,413
Net income	—	—	—	—	—	2,234	—	2,234
Translation adjustment	—	—	—	—	—	—	(3,152)	(3,152)
Dividends paid	—	—	—	—	—	(748)	—	(748)
Share-based compensation expense	—	—	791	—	—	—	—	791
Restricted stock grants (net of forfeitures)	—	—	(397)	(22,756)	397	—	—	—
Treasury shares repurchased	—	—	—	4,099	(127)	—	—	(127)
Balance at September 30, 2022	5,284,500	53	32,385	806,747	(13,183)	39,893	(5,737)	$53,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine months ended
	September 30,
	2023	2022
Cash flows from operating activities
Net income	$7,077	$7,735
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization expense	1,934	1,362
Provision for doubtful accounts	34	17
Deferred income tax benefit	(108)	(292)
Share-based compensation expense	3,422	1,491
Amortization of discount on accounts receivable	(41)	(43)
Amortization of right-of-use assets	304	355
Changes in operating assets and liabilities:
Accounts receivable	30,438	(5,504)
Inventory	2,247	(102)
Prepaid expenses and other current assets	(882)	1,292
Vendor prepayments	890	(752)
Accounts payable and accrued expenses	(8,185)	2,609
Lease liability, net	(399)	(439)
Other assets and liabilities	1,624	76
Net cash and cash equivalents provided by operating activities	38,355	7,805

Cash flows from investing activities
Purchase of equipment and leasehold improvements	(4,180)	(1,479)
Payment for acquisitions, net of cash acquired	—	(8,510)
Net cash and cash equivalents used in investing activities	(4,180)	(9,989)

Cash flows from financing activities
Purchase of treasury stock	(1,441)	(520)
Borrowings under revolving credit facility	10,000	—
Repayments of borrowings under revolving credit facility	(10,000)	—
Borrowings under term loan	—	2,148
Repayments of borrowings under term loan	(388)	(210)
Dividends paid	(2,256)	(2,240)
Payments of deferred financing costs	(638)	—
Net cash and cash equivalents used in financing activities	(4,723)	(822)

Effect of foreign exchange rate on cash and cash equivalents	81	(2,214)

Net increase (decrease) in cash and cash equivalents	29,533	(5,220)
Cash and cash equivalents at beginning of period	20,245	29,272
Cash and cash equivalents at end of period	$49,778	$24,052

Supplementary disclosure of cash flow information:
Income taxes paid	$4,126	$3,095
Interest paid	$30	$39

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2023

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

In July 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement — Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), Compensation — Stock Compensation (Topic 718).” This ASU amends various paragraphs in the accounting codification pursuant to the issuance of Commission Staff Accounting Bulletin (“SAB”) number 120. The ASU provides clarifying guidance related to employee and non-employee share-based payment accounting, including guidance related to spring-loaded awards. ASU 2023-03 was effective upon issuance. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

3.         Foreign Currency Translation:

Assets and liabilities of the Company’s foreign subsidiaries have been translated using the end of the reporting period exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. Foreign currency transaction gains and losses are recorded as income or expenses as amounts are settled. The net sales from our foreign operations for the three months ended September 30, 2023 and 2022 were $14.0 million and $14.2 million, respectively. The net sales from our foreign operations for the nine months ended September 30, 2023 and 2022 were $55.0 million and $44.0 million, respectively.

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

6.            Acquisition:

On August 18, 2022, the Company entered into a Share Purchase Agreement pursuant to which the Company purchased the entire share capital of Spinnakar Limited (“Spinnakar”) for an aggregate purchase price of approximately £9.8 million (equivalent to $11.8 million USD), subject to certain working capital and other adjustments, paid at closing plus a potential post-closing earn-out. The allocation of the purchase price was based upon the estimated fair value of Spinnakar’s net tangible and identifiable intangible assets as of the date of the acquisition. The transaction was accounted for under the purchase method of accounting. The purchase price allocation is final, with no measurement period adjustment made to the account balances recorded at the acquisition date.

The purchase consideration included approximately $1.8 million fair value for potential earn-out consideration if certain targets are achieved, payable in cash, which is included in non-current liabilities as of September 30, 2023.

7.            Goodwill and Other Intangible Assets:

The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2023:

Balance January 1, 2023	$18,963
Translation adjustments	47
Balance September 30, 2023	$19,010

Information related to the Company’s other intangibles, net is as follows:

	As of September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	$21,509	$3,578	$17,931
Trade name	469	91	378
Total	$21,978	$3,669	$18,309

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	$21,457	$2,165	$19,292
Trade name	468	67	401
Total	$21,925	$2,232	$19,693

Customer relationships are amortized over thirteen years. Vendor relationships are amortized between eight and fifteen years. Trade name is amortized over fifteen years.

During the three months ended September 30, 2023 and 2022, the Company recognized total amortization expense for other intangibles, net of $0.5 million and $0.3 million, respectively. During the nine months ended September 30, 2023 and 2022, the Company recognized total amortization expense for other intangibles, net of $1.5 million and $0.7 million, respectively.

Estimated future amortization expense of the Company’s other intangibles, net as of September 30, 2023 is as follows:

2023 (excluding the nine months ended September 30, 2023)	$468
2024	1,871
2025	1,871
2026	1,871
2027	1,871
Thereafter	10,357
Total	$18,309

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

Information related to the Company’s ROU assets and related lease liabilities were as follows:

	Nine months ended
	September 30,
	2023	2022
Cash paid for operating lease liabilities	$467	$314
Right-of-use assets obtained in exchange for new operating lease obligations	$—	$63
Weighted-average remaining lease term	3.4 years	4.6 years
Weighted-average discount rate	3.5%	3.4%

Maturities of lease liabilities as of September 30, 2023 were as follows:

2023 (excluding the nine months ended September 30, 2023)	$158
2024	540
2025	548
2026	546
2027	116
1,908
Less: imputed interest	(489)
Total lease liabilities	$1,419

Lease liabilities, current portion	442
Lease liabilities, net of current portion	977
Total lease liabilities	$1,419

9.            Fair Value:

The carrying amounts of financial instruments, including cash and cash equivalents, short-term accounts receivable and accounts payable approximated fair value at September 30, 2023 and December 31, 2022 because of the relative short maturity of these instruments. The Company’s accounts receivable long-term are discounted to their present value at prevailing market rates at the time of sale.

10.           Balance Sheet Detail:

Equipment and leasehold improvements consist of the following:

	September 30,	December 31,
	2023	2022
Equipment	$2,285	$2,720
Capitalized software	6,111	2,997
Leasehold improvements	2,346	1,848
	10,742	7,565
Less accumulated depreciation and amortization	(3,435)	(4,050)
	$7,307	$3,515

During the three months ended September 30, 2023, and 2022, the Company recorded depreciation and amortization expense of $0.1 million and $0.2 million, respectively. During the nine months ended September 30, 2023 and 2022, the Company recorded depreciation and amortization expense of $0.5 million and $0.6 million, respectively.

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

	September 30,	December 31,
	2023	2022
Total amount due from customer	$1,851	$5,213
Less: unamortized discount	(20)	(188)
Less: current portion included in accounts receivable	(659)	(1,911)
	$1,172	$3,114

The undiscounted cash flows to be received by the Company relating to these accounts receivable long-term is expected to be $0.6 million, $0.4 million, $0.4 million and $0.4 million during each of the 12-month periods ending September 30, 2024, 2025, 2026 and 2027, respectively.

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2023	2022
Trade accounts payable	$146,939	$151,180
Accrued expenses	7,956	9,470
	$154,895	$160,650

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

All outstanding loans issued pursuant to the Credit Agreement become due and payable, on May 18, 2028. There were no amounts outstanding under the Credit Agreement as of September 30, 2023.

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

In connection with entering into the Credit Agreement, on May 18, 2023, the Company voluntarily terminated its existing revolving credit agreement, dated November 15, 2017 with Citibank N.A. (“Previous Credit Facility”). As of December 31, 2022 and as of the date of termination, the Company had no borrowings outstanding under the Previous Credit Facility.

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

At September 30, 2023 and December 31, 2022, the Company had $1.4 million and $1.8 million outstanding under the Term Loan, respectively. At September 30, 2023, future principal payments under the Term Loan are as follows:

2023 (excluding the nine months ended September 30, 2023)	176
2024	542
2025	562
2026	144
Total	$1,424

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	(Unaudited)		(Unaudited)
	Nine months ended		Three months ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net income	$7,077	$7,735	$2,372	$2,234

Less distributed and undistributed income allocated to participating securities	171	196	61	54

Net income attributable to common shareholders	6,906	7,539	2,311	2,180

Denominator:
Weighted average common shares (Basic)	4,392	4,323	4,414	4,340

Weighted average common shares including assumed conversions (Diluted)	4,392	4,323	4,414	4,340

Basic net income per share	$1.57	$1.74	$0.52	$0.50
Diluted net income per share	$1.57	$1.74	$0.52	$0.50

13.        Major Customers and Vendors:

The Company had one major vendor that accounted for 15% of total purchases during the three months ended September 30, 2023, and 16% of total purchases during the three months ended September 30, 2022. The Company had one major vendor that accounted for 16% of total purchases during the nine months ended September 30, 2023 and 18% of total purchases during the nine months ended September 30, 2022.

The Company had two major customers that accounted for 21% and 17%, respectively, of its net sales during the three months ended September 30, 2023, and 20% and 15%, respectively, of its net sales during the three months ended September 30, 2022. The Company had two major customers that accounted for 21% and 15%, respectively, of its net sales during the nine months ended September 30, 2023, and 22% and 16%, respectively, of its net sales during the nine months ended September 30, 2022. These same customers accounted for 19% and 11%, respectively, of total net accounts receivable as of September 30, 2023, and 16% and 18%, respectively, of total net accounts receivable as of December 31, 2022.

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

15.          Stockholders’ Equity and Stock Based Compensation:

The 2021 Omnibus Incentive Plan (the “2021 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The 2021 Plan was approved by the Company’s stockholders at the 2021 Annual Meeting in June 2021. The total number of shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) initially available for award under the 2021 Plan was 500,000 shares. As of September 30, 2023, the number of shares of Common Stock available for future award grants to employees, officers and directors under the 2021 Plan is 241,068.

The 2012 Stock-Based Compensation Plan (the “2012 Plan”) authorized the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of the Company’s Common Stock initially available for award under the 2012 Plan was 600,000, which was increased to 1,000,000 shares by stockholder approval at the Company’s 2018 Annual Meeting in June 2018. Immediately prior to the replacement of the 2012 Plan by the 2021 Plan, there were 352,158 shares of Common Stock available under the 2012 Plan. The 2012 Plan has been replaced by the 2021 Plan and none of the remaining shares of Common Stock authorized under the 2012 Plan will be transferred to or used under the 2021 Plan nor will any awards under the 2012 Plan that are forfeited increase the shares available for awards under the 2021 Plan. As of September 30, 2023, the number of shares of Common Stock available under the 2012 Plan was zero.

During the nine months ended September 30, 2023, the Company granted a total of 132,526 shares of Restricted Stock to officers and employees. These shares of Restricted Stock vest immediately, over time in three equal installments or over time in sixteen equal quarterly installments.

During the nine months ended September 30, 2022, the Company granted a total of 73,505 shares of Restricted Stock to officers. These shares of Restricted Stock vest over time in sixteen equal quarterly installments. During the nine months ended September 30, 2022, a total of 4,056 shares of Restricted Stock were forfeited.

A summary of nonvested shares of Restricted Stock awards outstanding under the 2012 and 2021 Plans as of September 30, 2023, and changes during the nine months then ended is as follows:

		Weighted
		Average Grant
		Date
	Shares	Fair Value
Nonvested shares at January 1, 2023	121,059	$24.83
Granted in 2023	132,526	45.81
Vested in 2023	(91,624)	37.98
Forfeited in 2023	—	—
Nonvested shares at September 30, 2023	161,961	$35.26

As of September 30, 2023, there is approximately $5.1 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.6 years.

During the three months ended September 30, 2023, and 2022, the Company recognized share-based compensation expense of $0.7 million and $0.8 million, respectively. During the nine months ended September 30, 2023, and 2022, the Company recognized share-based compensation expense of $3.4 million and $1.5 million, respectively.

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

	Nine months ended		Three months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Sales:
Distribution	$226,905	$195,304	$72,227	$66,529
Solutions	18,324	20,139	6,230	9,732
	245,229	215,443	78,457	76,261
Gross Profit:
Distribution	$35,472	$30,953	$11,671	$11,101
Solutions	7,704	7,031	2,603	2,416
	43,176	37,984	14,274	13,517
Direct Costs:
Distribution	$15,225	$11,374	$5,249	$4,123
Solutions	3,844	3,262	1,226	1,113
	19,069	14,636	6,475	5,236
Segment Income Before Taxes: (1)
Distribution	$20,247	$19,579	$6,422	$6,978
Solutions	3,860	3,769	1,377	1,303
Segment Income Before Taxes	24,107	23,348	7,799	8,281

General and administrative	$12,861	$10,390	$3,647	$3,686
Acquisition related costs	277	445	246	365
Depreciation and amortization expense	1,934	1,357	617	555
Interest, net	760	40	318	58
Foreign currency transaction loss	(100)	(799)	(140)	(500)
Income before taxes	$9,695	$10,397	$3,467	$3,233

(1)	Excludes general corporate expenses including interest and foreign currency transaction loss

	As of	As of
	September 30,	December 31,
Selected Assets by Segment:	2023	2022

Distribution	$141,224	$180,602
Solutions	26,116	21,420
Segment Select Assets	167,340	202,022
Corporate Assets	65,025	29,834
Total Assets	$232,365	$231,856

Geographic areas and net sales mix related to operations for the three and nine months ended September 30, 2023 and 2022 were as follows. Revenue is allocated to a geographic area based on the location of the sale, which is generally the customer’s country of domicile.

	Nine months ended			Three months ended
	September 30, 2023			September 30, 2023
	Distribution	Solutions	Total	Distribution	Solutions	Total
Geography
USA	$180,278	$9,908	$190,186	$60,891	$3,605	$64,496
Europe and United Kingdom	28,903	7,508	36,411	6,353	2,418	8,771
Canada	17,724	908	18,632	4,983	207	5,190
Total net sales	$226,905	$18,324	$245,229	$72,227	$6,230	$78,457

Timing of Revenue Recognition
Transferred at a point in time where the Company is principal (1)	$200,027	$13,290	$213,317	$63,587	$4,422	$68,009
Transferred at a point in time where the Company is agent (2)	26,878	5,034	31,912	8,640	1,808	10,448
Total net sales	$226,905	$18,324	$245,229	$72,227	$6,230	$78,457

	Nine months ended			Three months ended
	September 30, 2022			September 30, 2022
	Distribution	Solutions	Total	Distribution	Solutions	Total
Geography
USA	$159,335	$12,027	$171,362	$54,812	$7,224	$62,036
Europe and United Kingdom	19,252	6,816	26,068	5,933	2,077	8,010
Canada	16,717	1,296	18,013	5,784	431	6,215
Total net sales	$195,304	$20,139	$215,443	$66,529	$9,732	$76,261

Timing of Revenue Recognition
Transferred at a point in time where the Company is principal (1)	$173,606	$15,076	$188,682	$58,669	$7,982	$66,651
Transferred at a point in time where the Company is agent (2)	21,698	5,063	26,761	7,860	1,750	9,610
Total net sales	$195,304	$20,139	$215,443	$66,529	$9,732	$76,261

(1)	Includes net sales from third-party hardware and software products.

(2)	Includes net sales from third-party maintenance, software support and services.

Geographic identifiable assets related to operations as of September 30, 2023 and December 31, 2022 were as follows.

	September 30,	December 31,
Identifiable Assets by Geographic Areas	2023	2022
USA	$147,805	$137,877
Canada	24,169	27,597
Europe and United Kingdom	60,391	66,382
Total	$232,365	$231,856

17.          Related Party Transactions:

The Company made sales to a customer where a family member of one of our executives has a minority ownership position. During the three months ended September 30, 2023 and 2022, net sales to this customer totaled approximately $0.3 million and $0.7 million, respectively. During the nine months ended September 30, 2023 and 2022, net sales to this customer totaled approximately $1.3 million and $1.7 million, respectively. Amounts due from this customer as of September 30, 2023 and December 31, 2022 were approximately $0.2 million and $0.1 million, respectively, which were or are expected to be settled in cash subsequent to each period end.

18.          Subsequent Events:

Acquisition of Data Solutions Holdings Limited

On October 6, 2023, Climb Global Solutions Holdings UK Limited (“Buyer”), a private limited company under the laws of England and Wales and a wholly-owned subsidiary of the Company, entered into the Share Purchase Agreement by and among Michael O’Hara, Francis O’Haire, Roberta McCrossan, David Keating, Alan Smyth and Brian Davis, as sellers (collectively, “Sellers”), Buyer and the Company (as guarantor) (the “SPA”).

Pursuant to the SPA, on October 6, 2023, Buyer, among other things, purchased the entire share capital of Data Solutions Holdings Limited, a private limited company under the laws of Ireland, from Sellers for an aggregate purchase price of €15.4 million (equivalent to $16.3 million USD), subject to certain working capital and other adjustments, plus a potential post-closing earn-out. The Company has guaranteed certain obligations of the Buyer under the SPA, including the potential post-closing earn-out.

The SPA contains customary Irish warranties and covenants and customary indemnification obligations of Sellers, subject to certain limitations and insurance caps.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This following information should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the 10-K filed with the SEC on for the fiscal year ended December 31, 2022.  In addition to historical information, the following discussion contains certain forward-looking information.  See “Cautionary Note Regarding Forward Looking Statements” above for certain information concerning -forward-looking statements.

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

Factors Influencing Our Financial Results

We derive the majority of our net sales through the sale of third-party software licenses, maintenance and service agreements. In our Distribution segment, sales are impacted by the number of product lines we distribute, and sales penetration of those products into the reseller channel, product lifecycle competition, and demand characteristics of the products which we are authorized to distribute. In our Solutions segment sales are generally driven by sales force effectiveness and success in providing superior customer service and cloud solutions support, competitive pricing, and flexible payment solutions to our customers. Our sales are also impacted by external factors such as levels of IT spending and customer demand for products we distribute.

We sell in a competitive environment where gross product margins have historically declined due to competition and changes in product mix towards products where no delivery of a physical product is required. In addition, we grant discounts, allowances, and rebates to certain customers, which may vary from period to period, based on volume, payment terms and other criteria. To date, we have been able to implement cost efficiencies such as the use of drop shipments, electronic ordering (EDI) and other capabilities to be able to operate our business profitably as gross margins have declined. We evaluate the profitability of our business based on return on equity and effective margin.

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

Dividend Policy and Share Repurchase Program. Historically we have sought to return value to investors through the payment of quarterly dividends and share repurchases. Total dividends paid and shares repurchased were $0.8 million and $0.2 million, during the three months ended September 30, 2023. Total dividends paid and shares repurchased were $0.7 million and $0.1 million, respectively, during the three months ended September 30, 2022. The payment of future dividends and share repurchases is at the discretion of our Board of Directors and dependent on results of operations, projected capital requirements, applicable legal, tax and regulatory restrictions, and other factors the Board of Directors may find relevant.

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

Financial Overview

Net sales increased 3%, or $2.2 million, to $78.5 million for the three months ended September 30, 2023 compared to $76.3 million for the same period in the prior year. Gross profit increased 6%, or $0.8 million, to $14.3 million for the three months ended September 30, 2023 compared to $13.5 million for the same period in the prior year. Selling, general and administrative (“SG&A”) expenses increased 13%, or $1.2 million, to $10.1 million for the three months ended September 30, 2023 compared to $8.9 million for the same period in the prior year. Depreciation and amortization expense remained consistent at $0.6 million for the three months ended September 30, 2023 and 2022, respectively. Net income increased 6%, or $0.2 million, to $2.4 million for the three months ended September 30, 2023 compared to $2.2 million for the same period in the prior year. Diluted income per share increased 4%, or $0.02, to $0.52 for the three months ended September 30, 2023 compared to $0.50 for the same period in the prior year.

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

Foreign Exchange

The Company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. In cases where the Company is not able to create a natural hedge by maintaining offsetting asset and liability amounts in the same currency, it may enter into foreign exchange contracts, typically in the form of forward purchase agreements, to facilitate the hedging of foreign currency exposures to mitigate the impact of changes in foreign currency exchange rates. These contracts generally have terms of no more than two months. The Company does not apply hedge accounting to these contracts and therefore the changes in fair value are recorded in earnings. The Company does not enter into foreign exchange contracts for trading purposes and the risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the Company minimizes by limiting its counterparties to major financial institutions. There were no contracts outstanding as of September 30, 2023.

Interest, Net

Interest, net consists primarily of interest income earned on our cash and cash equivalents and income from the amortization of the discount on accounts receivable long term, net of interest expense on the Company’s credit facility.

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

In July 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement — Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), Compensation — Stock Compensation (Topic 718).” This ASU amends various paragraphs in the accounting codification pursuant to the issuance of Commission Staff Accounting Bulletin (“SAB”) number 120. The ASU provides clarifying guidance related to employee and non-employee share-based payment accounting, including guidance related to spring-loaded awards. ASU 2023-03 was effective upon issuance. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Nine months ended		Three Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.4	82.4	81.8	82.3
Gross profit	17.6	17.6	18.2	17.7
Selling, general and administrative expenses	13.0	11.6	12.9	11.7
Acquisition related costs	0.1	0.2	0.3	0.5
Depreciation and amortization expense	0.8	0.6	0.8	0.7
Income from operations	3.7	5.2	4.2	4.8
Other income (expense)	0.3	(0.4)	0.2	(0.6)
Income before income taxes	4.0	4.8	4.4	4.2
Income tax provision	1.1	1.2	1.4	1.3
Net income	2.9%	3.6%	3.0%	2.9%

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

	Nine months ended		Three months ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022

Net sales	$245,229	$215,443	$78,457	$76,261
Adjusted gross billings (Non-GAAP)	$863,339	$744,814	$281,915	$264,304

Gross profit	$43,176	$37,984	$14,274	$13,517
Gross profit - Distribution	$35,472	$30,953	$11,671	$11,101
Gross profit - Solutions	$7,704	$7,031	$2,603	$2,416

Adjusted EBITDA (Non-GAAP)	$15,422	$13,745	$5,062	$4,945

Gross margin % - Adjusted gross billings (Non-GAAP)	5.0%	5.1%	5.1%	5.1%
Effective margin % - Adjusted EBITDA (Non-GAAP)	35.7%	36.2%	35.5%	36.6%

We consider gross profit growth and effective margin to be key metrics in evaluating our business. During the three months ended September 30, 2023, gross profit increased 6%, or $0.8 million, to $14.3 million compared to $13.5 million for the same period in the prior year while effective margin decreased to 35.5% compared to 36.6% for the same period in the prior year. During the nine months ended September 30, 2023, gross profit increased 14%, or $5.2 million, to $43.2 million compared to $38.0 million for the same period in the prior year while effective margin decreased to 35.7% compared to 36.2% for the same period in the prior year.

Reconciliations of Non-GAAP Financial Measures

	Nine months ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,
Reconciliation of net sales to adjusted gross billings (Non-GAAP):	2023	2022	2023	2022

Net sales	$245,229	$215,443	$78,457	$76,261
Costs of sales related to sales where the Company is an agent	618,110	529,371	203,458	188,043
Adjusted gross billings	$863,339	$744,814	$281,915	$264,304

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

	Nine months ended		Three months ended
	September 30,	September 30,	September 30,	September 30,
Net income reconciled to adjusted EBITDA (Non-GAAP):	2023	2022	2023	2022

Net income	$7,077	$7,735	$2,372	$2,234
Provision for income taxes	2,618	2,662	1,095	999
Depreciation and amortization	1,934	1,357	617	555
Interest expense	94	55	45	15
EBITDA	11,723	11,809	4,129	3,803
Share-based compensation	3,422	1,491	687	777
Acquisition related costs	277	445	246	365
Adjusted EBITDA	$15,422	$13,745	$5,062	$4,945

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

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Net Sales and Adjusted Gross Billings

Net sales for the three months ended September 30, 2023 increased 3%, or $2.2 million, to $78.5 million compared to $76.3 million for the same period in the prior year. Adjusted gross billings for the three months ended September 30, 2023 increased 7%, or $17.6 million, to $281.9 million compared to $264.3 million for the same period in the prior year. Adjusted gross billings increased at a greater rate than net sales due to differences in the product mix between the two periods and an unfavorable impact of foreign exchange rates. During the three months ended September 30, 2023, adjusted gross billings included a greater percentage of security, maintenance and cloud products, which are recorded net of related cost of sales, while during the three months ended September 30, 2022, adjusted gross billings included a greater percentage of hardware and software products, which are recorded on a gross basis.

Distribution segment net sales for the three months ended September 30, 2023 increased 9%, or $5.7 million, to $72.2 million compared to $66.5 million for the same period in the prior year. Adjusted gross billings for the Distribution segment for the three months ended September 30, 2023 increased 7%, or $17.4 million, to $261.6 million compared to $244.2 million for the same period in the prior year. Net sales increased at a rate greater than adjusted gross billings due to the impact of hardware and software sales recognized during the current period in our Distribution segment, which are recorded on a gross basis.

Solutions segment net sales for the three months ended September 30, 2023, decreased 36%, or $3.5 million, to $6.2 million compared to $9.7 million for the same period in the prior year. Adjusted gross billings for the Solutions segment for the three months ended September 30, 2023 increased 1%, or $0.2 million, to $20.3 million compared to $20.1 million for the same period in the prior year. Net sales decreased while adjusted gross billings increased due to the aforementioned differences in the product mix between the two periods.

During the three months ended September 30, 2023, the Company had two major customers that accounted for 21% and 17%, respectively, of our total net sales. During the three months ended September 30, 2022, the Company had two major customers that accounted for 20% and 15%, respectively, of our total net sales.  The Company had one major vendor that accounted for 15% of total purchases during the three months ended September 30, 2023 and 16% of total purchases during the three months ended September 30, 2022.

Gross Profit

Gross profit for the three months ended September 30, 2023 increased 6%, or $0.8 million, to $14.3 million compared to $13.5 million for the same period in the prior year.

Distribution segment gross profit for the three months ended September 30, 2023 increased 5%, or $0.6 million, to $11.7 million compared to $11.1 million for the same period in the prior year. The increase in Distribution segment gross profit was due to organic growth from our existing vendor partnerships, partially offset by higher early pay discounts and other rebates and discounts offered to our customers as a percentage of adjusted gross billings.

Solutions segment gross profit for the three months ended September 30, 2023 increased 8%, or $0.2 million, to $2.6 million compared to $2.4 million for the same period in the prior year. This increase was driven by the aforementioned increase in adjusted gross billings compared to the same period in the prior year.

Customer rebates and discounts for the three months ended September 30, 2023 were $2.8 million compared to $1.9 million for the same period in the prior year. Customer rebates and discounts vary based on terms of rebate and early pay discount programs offered to customers and timing of payments ultimately received from our customers.

Vendor rebates and discounts for the three months ended September 30, 2023 were $2.3 million compared to $1.5 million for the same period in the prior year. Vendor rebates are dependent on programs offered by our vendors and in some cases reaching certain volume targets set by our vendors or meeting certain early payment programs offered by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended September 30, 2023 increased 13%, or $1.2 million, to $10.1 million compared to $8.9 million for the same period in the prior year. SG&A expenses were 3.6% of adjusted gross billings for the three months ended September 30, 2023, compared to 3.4% for the same period in the prior year.

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

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2023, remained consistent at $0.6 million for the same period in the prior year.

Acquisition Related Costs

Acquisition related costs for the three months ended September 30, 2023 were $0.2 million compared to $0.4 million for the same period in the prior year. These expenses for the three months ended September 30, 2023 were incurred in conjunction with the acquisition of Data Solutions discussed below, while these expenses in the same period in the prior year related to the acquisition of Spinnakar.

Income Taxes

For the three months ended September 30, 2023 and 2022, the Company recorded a provision for income taxes of $1.1 million and $1.0 million, respectively. The effective tax rate for the three months ended September 30, 2023 and 2022 was 31.6% and 30.9%, respectively. The Company’s effective tax rate for the three months ended September 30, 2023 and 2022 were impacted by limitations on the deductibility of certain facilitative acquisition related costs.

Nine months Ended September 30, 2023 Compared to Nine months Ended September 30, 2022

Net Sales and Adjusted Gross Billings

Net sales for the nine months ended September 30, 2023 increased 14%, or $29.8 million, to $245.2 million compared to $215.4 million for the same period in the prior year. Adjusted gross billings for the nine months ended September 30, 2023 increased 16%, or $118.5 million, to $863.3 million compared to $744.8 million for the same period in the prior year. Adjusted gross billings increased at a greater rate than net sales due to differences in the product mix between the two periods and an unfavorable impact of foreign exchange rates. During the nine months ended September 30, 2023, adjusted gross billings included a greater percentage of security, maintenance and cloud products, which are recorded net of related cost of sales, while during the nine months ended September 30, 2022, adjusted gross billings included a greater percentage of hardware and software products, which are recorded on a gross basis.

Distribution segment net sales for the nine months ended September 30, 2023 increased 16%, or $31.6 million, to $226.9 million compared to $195.3 million for the same period in the prior year. Adjusted gross billings for the Distribution segment for the nine months ended September 30, 2023 increased 16%, or $113.1 million, to $805.2 million compared to $692.1 million for the same period in the prior year. Net sales and adjusted gross billings increased at consistent rates due to similar product mixes period over period.

Solutions segment net sales for the nine months ended September 30, 2023, decreased 9%, or $1.8 million, to $18.3 million compared to $20.1 million for the same period in the prior year. Adjusted gross billings for the Solutions segment for the nine months ended September 30, 2023 increased 10%, or $5.4 million, to $58.1 million compared to $52.8 million for the same period in the prior year. Net sales decreased while adjusted gross billings increased due to the aforementioned differences in the product mix between the two periods.

During the nine months ended September 30, 2023, the Company had two major customers that accounted for 21% and 15%, respectively, of our total net sales. During the nine months ended September 30, 2022, the Company had two major customers that accounted for 22% and 16%, respectively, of our total net sales. The Company had one major vendor that accounted for 16% of total purchases during the nine months ended September 30, 2023, and 18% of total purchases during the nine months ended September 30, 2022.

Gross Profit

Gross profit for the nine months ended September 30, 2023 increased 14%, or $5.2 million, to $43.2 million compared to $38.0 million for the same period in the prior year.

Distribution segment gross profit for the nine months ended September 30, 2023 increased 15%, or $4.5 million, to $35.5 million compared to $31.0 million for the same period in the prior year. The increase in Distribution segment gross profit was due to organic growth from our existing vendor partnerships, partially offset by higher early pay discounts and other rebates and discounts offered to our customers as a percentage of adjusted gross billings.

Solutions segment gross profit for the nine months ended September 30, 2023 increased 10%, or $0.7 million, to $7.7 million compared to $7.0 million for the same period in the prior year. This increase was driven by the aforementioned increase in adjusted gross billings compared to the same period in the prior year.

Customer rebates and discounts for the nine months ended September 30, 2023 were $9.2 million compared to $5.6 million for the same period in the prior year. Customer rebates and discounts vary based on terms of rebate and early pay discount programs offered to customers and timing of payments ultimately received from our customers.

Vendor rebates and discounts for the nine months ended September 30, 2023 were $6.1 million compared to $4.1 million for the same period in the prior year. Vendor rebates are dependent on programs offered by our vendors and in some cases reaching certain volume targets set by our vendors or meeting certain early payment programs offered by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully.

Selling, General and Administrative Expenses

SG&A expenses for the nine months ended September 30, 2023 increased 28%, or $6.9 million, to $31.9 million compared to $25.0 million for the same period in the prior year. SG&A expenses were 3.7% of adjusted gross billings for the nine months ended September 30, 2023, compared to 3.4% for the same period in the prior year.

Included in SG&A expense during the nine months ended September 30, 2023 was stock compensation expense recognized of $1.8 million relating to the one-time stock grant of 35,000 shares of immediately vested Common Stock to our Chief Executive Officer. This grant was made in recognition of prior performance and as changes to his compensation arrangement from his participation in the Company’s Executive Severance and Change in Control Plan and the termination of his existing employment agreement.

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

Depreciation and Amortization Expense

Depreciation and amortization expense for the nine months ended September 30, 2023, increased 43%, or $0.6 million, to $1.9 million compared to $1.4 million for the same period in the prior year, primarily due to the full year amortization in the current year of intangible assets acquired in the Spinnakar acquisition compared to a lesser period in the comparable prior year period as the acquisition closed on August 18, 2022.

Acquisition Related Costs

Acquisition related costs for the nine months ended September 30, 2023 were $0.3 million compared to $0.4 million for the same period in the prior year. These expenses for the nine months ended September 30, 2023 were incurred in conjunction with the acquisition of Data Solutions discussed below, while these expenses in the same period in the prior year related to the acquisition of Spinnakar.

Income Taxes

For the nine months ended September 30, 2023 and 2022, the Company recorded a provision for income taxes of $2.6 million and $2.7 million, respectively. The effective tax rate for the nine months ended September 30, 2023 and 2022 was 27.0% and 25.6%, respectively. The change in the effective tax rate for the nine months ended September 30, 2023 compared to the same period in the prior year is a result of limitations on the deductibility of certain executive compensation amounts during the current period, as well as the Company’s effective tax rate for both periods were impacted by limitations on the deductibility of certain facilitative acquisition related costs.

Acquisition of Data Solutions

On October 6, 2023, Climb Global Solutions Holdings UK Limited (“Buyer”), a private limited company under the laws of England and Wales and a wholly-owned subsidiary of the Company, entered into a Share Purchase Agreement by and among Michael O’Hara, Francis O’Haire, Roberta McCrossan, David Keating, Alan Smyth and Brian Davis, as sellers (collectively, “Sellers”), Buyer and the Company (as guarantor) (the “SPA”).

Pursuant to the SPA, on October 6, 2023, Buyer, among other things, purchased the entire share capital of Data Solutions Holdings Limited, a private limited company under the laws of Ireland, from Sellers for an aggregate purchase price of €15.4 million (equivalent to $16.3 million USD), subject to certain working capital and other adjustments, plus a potential post-closing earn-out. The Company has guaranteed certain obligations of the Buyer under the SPA, including the potential post-closing earn-out.

The SPA contains customary Irish warranties and covenants and customary indemnification obligations of Sellers, subject to certain limitations and insurance caps.

Liquidity and Capital Resources

Our cash and cash equivalents as of September 30, 2023 increased 146%, or $29.6 million, to $49.8 million compared to $20.2 million as of December 31, 2022.

Net cash and cash equivalents provided by operating activities for the nine months ended September 30, 2023 was $38.4 million, comprised primarily of changes in operating assets and liabilities of $25.8 million and net income adjusted for non-cash items of $12.6 million.

Net cash and cash equivalents used in investing activities during the nine months ended September 30, 2023 consisted of $4.2 million purchases of fixed assets supporting our ongoing ERP project.

Net cash and cash equivalents used in financing activities during the nine months ended September 30, 2023 was $4.7 million, comprised of dividend payments on our Common Stock of $2.3 million, purchases of treasury stock of $1.4 million, repayments of borrowings under term loan of $0.4 million and payments of deferred financing costs of $0.6 million.

On May 18, 2023, the Company entered into a revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPM”), providing for a revolving credit facility of up to $50.0 million, including the issuance of letters of credit and swingline loans not to exceed $2.5 million and $5.0 million, respectively, at any time outstanding. In addition, subject to certain conditions enumerated in the Credit Agreement, the Company has the right to increase the revolving credit facility by a total amount not to exceed $20.0 million. The proceeds of the revolving loans, letters of credit and swingline loans under the Credit Agreement may be used for working capital needs, general corporate purposes and for acquisitions permitted by the terms of the Credit Agreement. All outstanding loans issued pursuant to the Credit Agreement become due and payable, on May 18, 2028. There were no amounts outstanding under the Credit Agreement as of September 30, 2023.

On April 8, 2022, the Company entered into a $2.1 term loan (the “Term Loan”) with First American Commercial Bancorp, Inc. (“First American”) pursuant to a Master Loan and Security Agreement. The proceeds from the Term Loan will be used to fund certain capital expenditures. The borrowing under the Term Loan bears interest at a rate of 3.73% per annum and is being repaid over forty-eight monthly installments of principal and interest through April 2026.  As of September 30, 2023, the Company had $1.4 million outstanding under the Term Loan.

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

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934, as amended.

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the three months ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the repurchase of Common Stock by the Company and its affiliated purchasers during the third quarter of 2023.

ISSUER PURCHASE OF EQUITY SECURITIES

					Maximum
					Number of
			Total Number		Shares That
			of Shares		May Yet Be
	Total		Purchased as		Purchased
	Number	Average	Part of Publicly		Under the
	of Shares	Price Paid	Announced	Average	Plans or
	Purchased	Per Share	Plans or	Price Paid	Programs
Period	(1)	(2)	Programs	Per Share	(3)

July 1, 2023 - July 31, 2023	—	$—	—	$—	545,786
August 1, 2023 - August 31, 2023	—	$—	—	$—	545,786
September 1, 2023 - September 30, 2023	—	$—	—	$—	545,786
Total	—	$—	—	$—	545,786

(1)	Does not include 6,023 shares surrendered, or deemed surrendered, to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock.

(2)	For the quarter ended September 30, 2023, we did not repurchase any shares of our Common Stock under our share repurchase plans referred to in footnote (3) below.

(3)	On December 3, 2014, the Board of Directors of the Company approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. On February 2, 2017, the Board of Directors of the Company approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. The Company expects to purchase shares of its Common Stock from time to time in the market or otherwise subject to market conditions. The timing, number and value of shares of Common Stock repurchased are subject to the Company’s discretion. The Common Stock repurchase program does not have an expiration date.

Item 6. Exhibits

(a)	Exhibits

3.1	Form of Amended and Restated Certificate of Incorporation of the Company. (1)

3.1(a)	Certificate of Amendment of Restated Certificate of Incorporation of the Company. (2)

3.2	Amended and Restated Bylaws of the Company. (3)

10.1*	Stock Purchase Agreement, dated October 6, 2023, by and among certain individuals listed therein, Climb Global Solutions Holdings UK Limited, and Climb Global Solutions, Inc. (4)

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

101

The following financial information from Climb Global Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on November 2, 2023, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Stockholders’ Equity, (4) Condensed Consolidated Statements of Comprehensive Income, (5) Condensed Consolidated Statements of Cash Flows, and (6) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

(3) Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on October 27, 2022.

(4) Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on October 10, 2023.

* Certain schedules to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of all omitted schedules to the SEC upon its request. Portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the Exhibits to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLIMB GLOBAL SOLUTIONS, INC

November 2, 2023	By:	/s/ Dale Foster
Date		Dale Foster, Chief Executive Officer (Principal Executive Officer)

November 2, 2023	By:	/s/ Andrew Clark
Date		Andrew Clark, Vice President and Chief Financial Officer (Principal Financial Officer)

November 2, 2023	By:	/s/ Matthew Sullivan
Date		Matthew Sullivan, Vice President and Chief Accounting Officer (Principal Accounting Officer)