Form 10-K
period 2023-12-31
Climb Global Solutions, Inc.
filed 2024-03-05
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2023

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
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. 

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ⌧

The aggregate market value of the Common Stock held by non-affiliates of the Registrant computed by reference to the closing sale price for the Registrant’s Common Stock as of June 30, 2023, which was the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on The NASDAQ Global Market, was approximately $197.4 million. For purposes of this calculation, directors, officers and holders of more than 10% of the outstanding shares of Common Stock of the Registrant are deemed to be affiliates of the Registrant and the shares of Common Stock beneficially owned by them have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock as of February 26, 2024 was 4,567,568 shares.

Documents Incorporated by Reference: Portions of the Registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference in Part III herein.  The Registrant intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of the period covered by this report on Form 10-K.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. The statements, other than statements of historical fact, included in this Annual Report are forward-looking statements. Many of the forward-looking statements contained in this Annual Report may be identified by the use of forward-looking words such as “believes,” “expects,” “intends,” “anticipates,” “plans,” “estimates,” “projects,” “forecasts,” “should,” “could,” “would,” “will,” “confident,” “may,” “can,” “potential,” “possible,” “proposed,” “in process,” “under construction,” “in development,” “opportunity,” “target,” “outlook,” “maintain,” “continue,” “goal,” “aim,” “commit,” or similar expressions or when we discuss our future operating results, priorities, strategy, goals, vision, mission, opportunities, projections, intentions or expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Because these forward-looking statements are subject to risks and uncertainties, actual results could differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, but are not limited to, the continued acceptance of the Company’s distribution channel by vendors and customers, the timely availability and acceptance of new products, product mix, market conditions, inflation, competitive pricing pressures, the successful integration of acquisitions, contribution of key vendor relationships and support programs, including vendor rebates and discounts, interest rate risk and impact thereof, as well as factors that affect the software industry in general and other factors generally. We strongly urge current and prospective investors to carefully consider the cautionary statements and risk factors contained in this report, particularly the risks described under “Item 1A. Risk Factors” herein.

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

Item 1. Business

General

The Company is a value added information technology (“IT”) distribution and solutions company. The Company primarily operates through its “Distribution” segment, which distributes emerging technologies to corporate resellers, value added resellers (“VARs”), consultants and systems integrators worldwide under the name “Climb Channel Solutions”. The Company also operates a smaller segment called “Solutions”, which is a cloud solutions provider and value-added reseller of software, hardware and services for customers worldwide under the name “Grey Matter”. Across both segments, we offer an extensive line of products from leading software vendors and tools for virtualization/cloud computing, security, networking, storage and infrastructure management, application lifecycle management and other technically sophisticated domains as well as computer hardware.

The Company was incorporated in Delaware in 1982.  Our common stock, par value $0.01 per share (“Common Stock”) is listed on The NASDAQ Global Market under the symbol “CLMB”.

Distribution Segment

In our Distribution segment, which accounted for approximately 92% of our consolidated net sales and 83% of our consolidated gross profit during the year ended December 31, 2023, we distribute technology products from software developers, software vendors or original equipment manufacturers (“OEMs”) to resellers, and system integrators worldwide. We purchase software, maintenance/service agreements, networking/storage/security equipment and complementary products from our vendors and sell them to our reseller customers. The large majority of products we sell are “drop shipped” directly to the customers, which reduces physical handling by the Company and required investment in inventory. Generally, a vendor authorizes a limited number of companies to act as distributors of their product and sell their product to resellers. Our reseller customers include value-added resellers, or VARs, corporate resellers, government resellers, system integrators, direct marketers, and national IT superstores. We combine our core strengths in customer service, marketing, distribution, credit and billing to allow our customers to achieve greater efficiencies in time to market in the IT channel in a cost-effective manner.

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

The Company operates a distribution facility in Eatontown, New Jersey and Dublin, Ireland.

Solutions Segment

We also provide comprehensive IT solutions directly to end users through our Solutions segment, which accounted for approximately 8% of our consolidated net sales and 17% of our consolidated gross profit during the year ended December 31, 2023. Products in this segment are acquired directly from OEMS, software developers or distributors and sold to end users. We provide customer service, billing, sales and marketing support in this segment and provide extended payment terms to facilitate sales.

Acquisitions

We view acquisitions as an important part of our strategic growth plan. In 2020, we completed two acquisitions to add scale, broaden our geographic footprint, expand partner relationships and add cloud support capabilities. In 2022, we completed an acquisition that expanded our sales presence in the United Kingdom distribution operations.

In 2023, we completed the acquisition of Data Solutions Holdings Limited (“Data Solutions”), which further expanded our geographic footprint and partner relationships in the United Kingdom and Ireland distribution operations.

We plan to continue to evaluate acquisition opportunities as part of our overall capital allocation strategy and continuing growth plan.

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

For the year ended December 31, 2023, we had one vendor that accounted for 14% of our consolidated purchases and our largest five vendors generated approximately 40% of our consolidated purchases. For the year ended December 31, 2022, this same vendor accounted for 17% of our consolidated purchases. The loss of a key vendor or group of vendors could disrupt our product availability and otherwise have an adverse effect on the Company.

The Company predominantly sells third party software, software subscriptions, and maintenance. Sales of hardware and peripherals represented 6% of our adjusted gross billings in 2023 and 2022, respectively.

Cloud

Our vendor and reseller partners are increasingly incorporating cloud and hybrid cloud products into their portfolios. An essential part of our strategic growth plan is to provide value added services to our vendor partners and customers to enhance their ability to market these products. This includes maintaining infrastructure to facilitate licensing of cloud and SaaS products, providing technical support for cloud products, and providing integration and enablement services. We currently have the ability to provide support for these cloud services in North America, United Kingdom and Europe, and plan to continue to leverage these capabilities to provide cloud support services throughout our worldwide operations.

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

We sell products to large, multi-national broad line resellers, sometimes referred to as direct market resellers (“DMRs”), as well as thousands of VARs, which tend to be smaller and focus on value added services to their customers. As part of our strategic growth plan, we expect to continue diversifying our customer base by offering compelling products to the VAR community as we develop our vendor partner lineup. As a result, an increasing proportion of our sales in 2023 were from VARs, driven by a continued focus on increasing sales to larger VARs with more than $1 million in annual sales. For the year ended December 31, 2023, the Company had two customers, both of whom are considered DMRs, that accounted for 20%, and 15%, respectively, of consolidated net sales and as of December 31, 2023, 15% and 6%, respectively, of total net accounts receivable. For the year ended December 31, 2022, these same two customers accounted for 21%, and 16%, respectively, of consolidated net sales and as of December 31, 2022, 16% and 18%, respectively, of total net accounts receivable. Our top five customers accounted for 51% and 52% of consolidated net sales in 2023 and 2022, respectively. The loss of a key customer or a group of customers could have an adverse effect on the Company.

Net sales in Europe and the UK represented 19% and 14% of our consolidated net sales in 2023 and 2022, respectively. Net sales to customers in Canada represented 7% and 8% of our consolidated net sales in 2023 and 2022, respectively. For geographic financial information, please refer to Note 13 in the Notes to our Consolidated Financial Statements.

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

In our Distribution segment, we compete with other distributors to become an authorized distributor of products from software developers and vendors. The Company competes to gain distribution rights for new products primarily based on its reputation for successfully bringing new products to market and the strength of and quality of its relationships with software vendors and the reseller community. We also compete against other distributors to gain market share among authorized resellers for products we are authorized to distribute, based on price and level of service. We compete against much larger broad-line distributors with more resources than we have, including Arrow Electronics Inc. (NYSE: ARW), TD Synnex Corporation (NYSE: SNX) and Ingram Micro, as well as specialty distributors. We believe we offer a compelling solution for emerging technology vendors seeking to establish the IT channel as a route to market, by offering broad distribution capabilities with more flexibility than some of our larger competitors.

In our Solutions segment, we compete against a large variety of IT solutions providers including e-commerce sites, service organizations, value added resellers, cloud solution providers and technology providers offering direct solutions. We believe that our ability to offer software developers and IT professionals easy access to a wide selection of desired IT products at reasonable prices with prompt delivery and high customer service levels, along with our good relationships with vendor partners, allows us to compete effectively.

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

Trademarks, Service Marks and Domain Names

The Company conducts its business under various trademarks and service marks including Climb Channel Solutions, Grey Matter, Climb Global Services and International Software Partners. The Company protects these trademarks and service marks and believes that they have significant value to us and are important factors in our marketing programs.

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

As of December 31, 2023, the Company had 365 total employees, including 342 full-time employees. The Company is not a party to any collective bargaining agreements with its employees, has experienced no work stoppages and considers its relationships with its employees to be satisfactory.

The following table shows the Company’s approximate headcount by region:

	Americas	EMEA
Headcount	181	184

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

Company Information

Our principal executive offices are located at 4 Industrial Way West, Suite 300 Eatontown, NJ 07724, and our telephone number is (732) 389-0932.  We have operations throughout North America and Europe. Our website address is www.climbglobalsolutions.com, and the other web sites maintained by our business include www.climbcs.com, www.greymatter.com and www.datasolutions.co.uk.  Information contained on or accessible through our websites is neither a part of this Annual Report nor incorporated by reference herein, and any references to our website and the inclusion of our website address in this Annual Report are intended to be inactive textual references only.

Available Information

Under the Exchange Act, the Company is required to file annual, quarterly and current reports, proxy and information statements and other information with the Securities and Exchange Commission (“SEC”). The SEC maintains a web site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. The Company also makes available, free of charge, through its internet web site at http://www.climbglobalsolutions.com, its reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with the SEC. The information contained on, or otherwise accessible through, our website is not part of, or incorporated by reference into, this Annual Report.

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

Item 1A. Risk Factors

Investors should carefully consider the risk factors set forth below as well as the other information contained in this Annual Report. Any of the following risks could materially and adversely affect our business, financial condition or results of operations and could cause our results to differ from the “forward-looking statements” contained in this Annual Report. Additional risks and uncertainties not currently known to us or those currently viewed by us to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

Risks Related to our Business and Industry

We serve customers and have locations throughout the world and are subject to terrorist attacks, acts of war, natural disasters, global pandemic and other similar risks, which could materially adversely affect our business, financial condition, and results of operations. Terrorist attacks, acts of war, natural disasters, global pandemics or other disasters or public health concerns in regions of the world where we have operations could result in the disruption of our business. Such acts, including Russia’s military invasion of Ukraine and the Israel-Hamas war, have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Specifically, these acts, pandemics, disasters and health concerns can result in increased travel restrictions and extended shutdowns of certain businesses in the region, as well as social, economic, or labor instability. Disruptions in affected regions over a prolonged period could have a material adverse impact on our business and our financial results.

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

Sales of products purchased from our largest two vendors accounted for 23% of our 2023 purchases and sales from our largest five vendors generated approximately 40% of 2023 purchases. As is the case with many of our vendor and customer relationships, our contractual arrangements with these large vendors are terminable by either party upon several months’ notice. If these contracts or our relationships with these vendors terminate for any reason, or if any of our other significant vendor relationships terminate for any reason, and we are not able to sell or procure a sufficient supply of those products from alternative sources, or at all, our financial position and results of operations would be adversely affected. Our vendors are subject to many if not all of the same (or similar) risks and uncertainties to which we are subject, as well as other risks and uncertainties, and we compete with others for their business. Accordingly, we are at a continual risk of loss of their business on account of a number of factors and forces, many of which are largely beyond our control.

In 2023, our two largest customers accounted for 35% of our net sales and our largest five customers accounted for 51% of our net sales. If any of our significant customer relationships terminate for any reason, and we are not able to replace those customers and associated revenues, our financial position and results of operations would be adversely affected.

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

Failure to adequately maintain the security of our electronic and other confidential information could materially adversely affect our financial condition and results of operations. We are dependent upon automated information technology processes. Privacy, security, and compliance concerns have continued to increase as technology has evolved to facilitate commerce and as cross-border commerce increases. As part of our normal business activities, we collect and store certain confidential information, including personal information of employees and information about partners and clients which may be entitled to protection under several regulatory regimes. In the course of normal and customary business practice, we may share some of this information with vendors who assist us with certain aspects of our business. Moreover, the success of our operations depends upon the secure transmission of confidential and personal data over public networks, including the use of cashless payments. Although we did not have any material cybersecurity breaches in 2023, any failure on the part of us or our vendors to maintain the security of data we are required to protect, including via the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in our employees’, partners’ and clients’ confidence in us and other competitive disadvantages, and thus could have a material adverse impact on our business, financial condition and results of operations.

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

We may explore additional growth through acquisitions. During the year ended December 31, 2023, we completed one acquisition to expand our sales presence in Ireland and the United Kingdom distribution operations and bring key vendor partner relationships to our portfolio. As part of our strategic growth plan, we may pursue the acquisition of companies that either complement or expand our existing business. As a result, we regularly evaluate potential acquisition opportunities, which may be material in size and scope. In addition to those risks to which our business and the acquired businesses are generally subject, the acquisition of these businesses gives rise to transactional and transitional risks, and the risk that the anticipated benefits will not be realized.

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

The Company’s non-U.S. sales represent an increasing portion of its revenues, and consequently, the company is exposed to risks associated with operating internationally. In 2023 and 2022, approximately 26% and 22% of the Company’s net sales came from its operations outside the United States, respectively. As a result of the Company’s international sales and locations, its operations are subject to a variety of risks that are specific to international operations, including the following:

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

The terms of our debt arrangement impose restrictions on our ability to operate which in turn could negatively affect our ability to respond to business and market conditions and therefore could have an adverse effect on our business and operating results. As of December 31, 2023, we had approximately $1.3 million outstanding under our term loan with First American Commercial Bancorp and there were no amounts outstanding under our revolving credit agreement with JPMorgan Chase Bank, N.A. The terms of one or more of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our (or our subsidiaries', as applicable) ability to incur additional indebtedness or liens, or enter into certain transactions.

We are also required to maintain specified financial ratios and satisfy certain financial condition tests under certain of our debt facilities. Our inability to meet these ratios and tests could result in the acceleration of the repayment of the related debt, termination of the applicable facility, an increase in our effective cost of funds or the cross-default of other debt facilities and securitization arrangements. As a result, our ability to operate may be restricted and our ability to respond to business and market conditions may be limited, which could have an adverse effect on our business and operating results.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly. Interest rates have increased and may continue to increase in the future. As a result, interest rates on the obligations under certain of our credit facilities, or other variable rate debt incurrences or offerings could increase. If interest rates increase and we borrow amounts under certain of our credit facilities, debt service obligations and our interest expense will increase. Our net income and cash flows, including cash available for servicing indebtedness, will correspondingly decrease.

An increase in interest rates may increase our future borrowing costs and restrict our access to capital. Additionally, current market conditions, the global economy, and overall credit conditions could limit our availability of capital, which could cause increases in interest margin spreads over underlying indices, effectively increasing the cost of our borrowing.

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

Our employees work in a hybrid environment, which includes splitting time between working from the office and working from home, we are highly reliant on the availability and functionality of our information systems to enable our operations. Working from home may increase risk of data loss, including privacy-related events. If our information systems are not operational for reasons which may include cyber security attacks, data center failures, failures by telecom providers to provide services to our business and to our employees’ homes, power failures, or failures of off-premise software such as SaaS based software, our business and financial results may be adversely impacted.

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

Additionally, if an infringement claim is successful the Company may be required to pay damages or seek royalty or license arrangements, which may not be available on commercially reasonable terms. The payment of any such damages or royalties may significantly increase the Company's operating expenses and impact the Company's operating results and financial condition. Also, royalty or license arrangements may not be available at all. The Company may have to stop selling certain products or using technologies, which could affect the Company's ability to compete effectively.

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

Our goodwill and identifiable intangible assets could become impaired, which could reduce the value of our assets and reduce net income in the year in which the write-off occurs. Goodwill represents the excess of the cost of an acquisition over the fair value of the assets acquired. The Company also ascribes value to certain identifiable intangible assets, which consist primarily of vendor relationships, customer relationships and trade names, among others, as a result of acquisitions. The Company may incur impairment charges on goodwill or identifiable intangible assets if it determines that the fair values of the goodwill or identifiable intangible assets are less than their current carrying values. The Company evaluates, on a regular basis, whether events or circumstances have occurred that indicate all, or a portion, of the carrying amount of goodwill or identifiable intangible assets may no longer be recoverable, in which case an impairment charge to earnings would become necessary.

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

The inability to obtain financing on favorable terms may adversely impact our business, financial position and results of operations. Our business requires working capital to operate and to finance accounts receivable and product inventory that are not financed by trade creditors. We have historically relied upon cash generated from operations, revolving credit facilities and trade credit from our vendors to satisfy our capital needs and finance growth. As the financial markets change, the cost of acquiring financing and the methods of financing may change. Changes in our credit rating or other market factors may increase our interest expense or other costs of capital, or capital may not be available to us on competitive terms to fund our working capital needs.

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

Risks related to our Common Stock. The issuance of shares by us may dilute your ownership of our Common Stock. Trading volume in our Common Stock varies significantly based on a number of factors, which may be exacerbated by our repurchases of our Common Stock. As a result of the potentially low volume trading market for our stock, its market price may fluctuate significantly more than the stock market as a whole or of the stock prices of similar companies. Without a larger float, our Common Stock will be less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices for our Common Stock may be more volatile. Among other things, trading of a relatively small volume of our Common Stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger.

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

General Risk Factors

Global and regional economic and political conditions may have an adverse impact on our business. Weak economic conditions generally, sustained uncertainty about global economic and political conditions, government spending cuts and the impact of new government policies, or a tightening of credit markets, could cause our customers and potential customers to postpone or reduce spending on technology products or services or put downward pressure on prices, which could have an adverse effect on our business, results of operations or cash flows. For example, there continues to be substantial uncertainty regarding the economic impact of the UK's exit from the European Union ("EU"), referred to as "Brexit". The potentially divergent laws and regulations as a result of Brexit may continue to lead to economic and legal uncertainty, causing increased economic volatility or disrupting the markets and clients we serve.

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

If the Company fails to maintain an effective system of internal controls or discovers material weaknesses in its internal controls over financial reporting, it may not be able to report its financial results accurately or timely or detect fraud, which could have a material adverse effect on its business. An effective internal control environment is necessary for the Company to produce reliable financial reports and is an important part of its effort to prevent financial fraud. The Company is required to annually evaluate the effectiveness of the design and operation of its internal controls over financial reporting. Based on these evaluations, the Company may conclude that enhancements, modifications, or changes to internal controls are necessary or desirable. While management evaluates the effectiveness of the Company’s internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure in human judgment. In addition, control procedures are designed to reduce rather than eliminate financial statement risk. If the Company fails to maintain an effective system of internal controls, or if management or the Company's independent registered public accounting firm discovers material weaknesses in the Company's internal controls, it may be unable to produce reliable financial reports or prevent fraud, which could have a material adverse effect on the Company's business. In addition, the Company may be subject to sanctions or investigation by regulatory authorities, such as the SEC or the NASDAQ. Any such actions could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of the Company's financial statements, which could cause the market price of its Common Stock to decline or limit the Company's access to capital.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Our Company maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. The Board, Risk and Security Committee of the Board and senior management devote significant resources to cybersecurity and risk management processes to adapt to the changing cybersecurity landscape and respond to emerging threats in a timely and effective manner.

We regularly assess the threat landscape with a layered cybersecurity strategy based on prevention, detection, and mitigation. Our IT team reviews enterprise risk management-level cybersecurity risks annually. In addition, we have a set of Company-wide policies and procedures concerning cybersecurity matters, such as encryption standards, antivirus protection, remote access, multifactor authentication, confidential information and the use of internet, social media, email, and personal devices. The policies include standards from including, but not limited to, the National Institute of Standards and Technology (“NIST”) framework, Payment Card Industry Data Security Standards (“PCI-DSS”) and the Center for Internet Security Standards (“CIS”) and are reviewed and approved by appropriate members of management. Employees must be aware of the Company’s security policies and acknowledge their understanding and compliance to each of the policies annually.

The Risk and Security Committee of the Board oversees the Company’s cybersecurity risk exposures and the procedures taken by management to monitor and mitigate the cyber risks. The Chief Information Officer oversees the IT team and is responsible for developing and implementing our information security program and reporting on cybersecurity matters to the Board and Risk and Security Committee of the Board. We view cybersecurity as a shared responsibility, and we periodically perform simulations and tabletop exercises at a management level and incorporate external resources and advisors as needed. All employees are required to complete cybersecurity trainings through online training modules. Our IT team regularly monitors alerts and meets to discuss threat levels, trends and remediation plans as needed. Additionally, we conduct periodic penetration tests to assess our processes and procedures to ensure we have a robust cybersecurity program.

The Company faces risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or overall reputation. Although we will continue to face such risks during our normal course of business, they have not materially affected our business, financial position and results of operations. See “Failure to adequately maintain the security of our electronic and other confidential information could materially adversely affect our financial condition and results of operations” in Item 1A. Risk Factors.

Item 2. Properties

The Company leases approximately 20,000 square feet of space in Eatontown, New Jersey for its corporate headquarters under a lease expiring in April 2027. Total annual rent expense for this premise is approximately $470,000.

The Company subleases approximately 7,165 square feet of this space under a sublease expiring in April 2027. Total annual sublease income for this space is approximately $160,000.

The Company also leases 7,800 square feet of warehouse space in Eatontown, New Jersey under a lease expiring in December 2024. Total annual rent expense for such warehouse space is approximately $64,000. The Company also leases satellite offices in Colorado and Maryland. Total annual rent expense for the satellite offices is approximately $72,000. The Company also leases office space in the United Kingdom under a lease expiring in April 2026. Total annual rent expense for this premise is approximately $65,000.

The Company owns approximately 5,800 square feet of office and warehouse space in Dublin, Ireland, which was acquired through the acquisition of Data Solutions.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our Common Stock, par value $0.01, trade on The Nasdaq Global Market tier of The Nasdaq Stock Market under the symbol “CLMB”.

Dividends

In each of 2023 and 2022, we declared dividends totaling $0.68 per share on our Common Stock.  The payment of future dividends is at the discretion of our Board of Directors and will depend upon future earnings, results of operations, capital requirements, our financial condition, contractual restrictions, including the terms of the agreements governing our debt and any future indebtedness we may incur and other relevant factors and other factors the Board of Directors may find relevant. There can be no assurance that we will continue to pay comparable cash dividends in the future.

Shareholder Information

As of February 5, 2024, there were approximately 18 record holders of our Common Stock. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by banks, broker or other nominees.

Purchases of Equity Securities

During the fourth quarter of 2023, we repurchased shares of our Common Stock as follows:

					Maximum
					Number of
			Total Number		Shares That
			of Shares		May Yet Be
	Total		Purchased as		Purchased
	Number		Part of Publicly		Under the
	of Shares	Average	Announced	Average	Plans or
	Purchased	Price Paid	Plans or	Price Paid	Programs
Period	(1)	Per Share	Programs	Per Share	(2)

October 1, 2023 - October 31, 2023	—	$—	—	$—	545,786
November 1, 2023 - November 30, 2023	—	$—	—	$—	545,786
December 1, 2023 - December 31, 2023	—	$—	—	$—	545,786
Total	—	$—	—	$—	545,786

(1)	For the year ended December 31, 2023, we did not repurchase any shares of our Common Stock under our share repurchase plans referred to in footnote (2) below.

(2)	On December 3, 2014, the Board of Directors of the Company approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. On February 2, 2017, the Board of Directors of the Company approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. The Company expects to purchase shares of its Common Stock from time to time in the market or otherwise subject to market conditions. The Common Stock repurchase program does not have an expiration date.

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

Overview

Our Company is a value added IT distribution and solutions company, primarily selling software and other third-party IT products and services through two reportable operating segments. Through our “Distribution” segment we sell products and services to corporate resellers, VAR, consultants and systems integrators worldwide, who in turn sell these products to end users. Through our “Solutions” segment we act as a cloud solutions provider and value-added reseller, selling computer software and hardware developed by others and provide technical services directly to end user customers worldwide. We offer an extensive line of products from leading software vendors and tools for virtualization/cloud computing, security, networking, storage and infrastructure management, application lifecycle management and other technically sophisticated domains as well as computer hardware. We market these products through creative marketing communications, including our web sites, local and on-line seminars, webinars, social media, direct e-mail, and printed materials.

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

Dividend Policy and Share Repurchase Program. Historically we have sought to return value to investors through the payment of quarterly dividends and share repurchases. Total dividends paid and the dollar value of shares repurchased were $3.0 million and $1.7 million for the year ended December 31, 2023, respectively, and $3.0 million and $0.7 million for the year ended December 31, 2022, respectively. The payment of future dividends and any share repurchases are at the discretion of our Board of Directors and dependent on results of operations, projected capital requirements and other factors the Board of Directors may find relevant.

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

Financial Overview

Net sales increased 16%, or $47.7 million, to $352.0 million for the year ended December 31, 2023, compared to $304.3 million for the same period in 2022. Gross profit increased 19%, or $10.1 million, to $64.2 million for the year ended December 31, 2023, compared to $54.1 million for the same period in 2022. Selling, general and administrative (“SG&A”) expenses increased 30%, or $10.2 million, to $44.3 million for the year ended December 31, 2023, compared to $34.1 million for the same period in 2022. Acquisition related costs for the years ended December 31, 2023 and 2022 were $0.6 million, respectively. Amortization and depreciation expense increased $0.7 million to $2.8 million for the year ended December 31, 2023 compared to $2.1 million for the same period in the prior year. Net income decreased 2%, or $0.2 million, to $12.3 million for the year ended December 31, 2023 compared to $12.5 million for the same period in 2022. Income per diluted share decreased 3%, or $0.09, to $2.72 for the year ended December 31, 2023 compared to $2.81 for the same period in 2022.

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

Revenue

The Company utilizes judgment regarding performance obligations inherent in the products for services it sells including, whether ongoing maintenance obligations performed by third party vendors are distinct from the related software licenses, and allocation of sales prices among distinct performance obligations. These estimates require judgment to determine whether the software’s functionality is dependent on ongoing maintenance or if substantially all functionality is available in the original software download. We also use judgment in the allocation of sales proceeds among performance obligations, utilizing observable data such as stand-alone selling prices, or market pricing for similar products and services.

Allowances for Expected Credit Losses

The Company maintains allowances for expected credit losses for estimated losses resulting from the inability of its customers to make required payments. Management determines the estimate of the allowance for expected credit losses by considering a number of factors, including historical experience, aging of the accounts receivable, as well as current market conditions and future forecasts of our customers’ ability to make payments for goods and services. At the time of sale, we record an estimate for sales returns based on historical experience, which is included in accounts payable and accrued expenses on the Consolidated Balance Sheets. If actual sales returns are greater than estimated by management, additional expense may be incurred.

Business Combinations

We apply the provisions of ASC 805, Business Combinations (“ASC 805”), in accounting for our acquisitions. ASC 805 requires that we evaluate whether a transaction pertains to an acquisition of assets, or to an acquisition of a business. A business is defined as an integrated set of assets and activities that is capable of being conducted and managed for the purpose of providing a return to investors. Asset acquisitions are accounted for by allocating the cost of the acquisition to the individual assets and liabilities assumed on a relative fair value basis; whereas the acquisition of a business requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed.

Our valuation of acquired assets and assumed liabilities requires estimates, especially with respect to intangible assets that was derived using valuation techniques and models such as the income approach. Such models require use of estimates including discount rates, and future expected revenue. The approach to estimating an initial contingent consideration associated with the purchase price also uses similar unobservable factors such as projected cash flows over the term of the contingent earn-out period, discounted for the period over which the initial contingent consideration is measured and expected volatility. Based upon these assumptions, the initial contingent consideration is then valued using a Monte Carlo simulation.

We have used third-party qualified specialists to assist management in determining the fair value of assets acquired and liabilities assumed. This includes assistance with the determination of economic useful lives and valuation of identifiable intangibles.

We estimate the fair value based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from our estimates. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. As a result, during the measurement period, which may be up to one year from the business acquisition date, we record certain adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill.

All acquisition-related costs are accounted for as expenses in the period in which they are incurred. Contingent consideration is remeasured each reporting period using Level 3 inputs, and the change in fair value, including accretion for the passage of time, is recognized in acquisition related costs in the consolidated statement of earnings.

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

Intangible Assets

Intangible assets with determinable lives are amortized on a straight-line basis over their respective estimated useful lives, which is determined based on their expected period of benefit. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. In addition, each quarter, the Company evaluates whether events and circumstances warrant a revision to the remaining estimated useful life of each of these intangible assets. If the Company were to determine that a change to the remaining estimated useful life of an intangible asset was necessary, then the remaining carrying amount of the intangible asset would be amortized prospectively over that revised remaining useful life.

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)” (“ASU 2016-13”). ASU 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. In November 2019, FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).”  This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Effective January 1, 2023, the Company adopted the new credit loss standard and it did not have an impact on the Company’s financial statements.

In July 2023, the FASB issued Accounting Standards Update 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement — Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), Compensation — Stock Compensation (Topic 718).” This ASU amends various paragraphs in the accounting codification pursuant to the issuance of Commission Staff Accounting Bulletin (“SAB”) number 120. The ASU provides clarifying guidance related to employee and non-employee share-based payment accounting, including guidance related to spring-loaded awards. ASU 2023-03 was effective upon issuance. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

In November 2023, the FASB  issued Accounting Standards Update 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The Company will adopt the update in the first quarter of 2024 but does not expect there to be a material effect on our consolidated financial statements.

Results of Operations

The following table sets forth for the years indicated the percentage of net sales represented by selected items reflected in the Company’s Consolidated Statements of Earnings. The year-to-year comparison of financial results is not necessarily indicative of future results:

	Year ended
	December 31,
	2023	2022
Net sales	100.0%	100.0%
Cost of sales	81.7	82.2
Gross profit	18.3	17.8
Selling, general and administrative expenses	12.6	11.2
Acquisition related costs	0.2	0.2
Depreciation and amortization expense	0.8	0.7
Income from operations	4.7	5.7
Other income (expense)	0.1	(0.3)
Income before income taxes	4.8	5.4
Income tax provision	1.3	1.3
Net income	3.5%	4.1%

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

	Year ended
	December 31,	December 31,
Reconciliation of net sales to adjusted gross billings (Non-GAAP):	2023	2022

Net sales	$352,013	$304,348
Costs of sales related to sales where the Company is an agent	908,369	760,310
Adjusted gross billings	$1,260,382	$1,064,658

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

	Year ended
	December 31,	December 31,
Net income reconciled to adjusted EBITDA (Non-GAAP):	2023	2022

Net income	$12,323	$12,497
Provision for income taxes	4,458	4,035
Depreciation and amortization	2,798	2,054
Interest expense	264	71
EBITDA	19,843	18,657
Share-based compensation	4,148	1,897
Acquisition related costs	629	582
Adjusted EBITDA	$24,620	$21,136

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

Key Financial Metrics

	Year ended
	December 31,	December 31,
	2023	2022

Net sales	$352,013	$304,348
Adjusted gross billings (Non-GAAP)	$1,260,382	$1,064,658

Gross profit	$64,247	$54,094
Gross profit - Distribution	$53,363	$44,970
Gross profit - Solutions	$10,884	$9,124

Adjusted EBITDA (Non-GAAP)	$24,620	$21,136

Gross margin % - Adjusted gross billings (Non-GAAP)	5.1%	5.1%
Effective margin % - Adjusted EBITDA (Non-GAAP)	38.3%	39.1%

We consider gross profit growth and effective margin to be key metrics in evaluating our business. During the year ended December 31, 2023, gross profit increased 19%, or $10.1 million, to $64.2 million compared to $54.1 million for the same period in 2022 while effective margin decreased 80 basis points to 38.3% compared to 39.1% for the same period in 2022.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Acquisitions

On October 6, 2023, we completed the acquisition of Data Solutions for an aggregate purchase of approximately €15.0 million (equivalent to $15.9 million USD), subject to certain working capital and other adjustments, paid at closing plus a potential post-closing earn-out. The operating results of Data Solutions are included in our operating results from the date of acquisition.

The Company recorded net revenue for Data Solutions of approximately $14.3 million and net income of approximately $0.8 million during the year ended December 31, 2023.

On August 18, 2022, we completed the acquisition of Spinnakar Limited (“Spinnakar”) for an aggregate purchase price of approximately £9.8 million (equivalent to $11.8 million USD), subject to certain working capital and other adjustments, paid at closing plus a potential post-closing earn-out. The operating results of Spinnakar are included in our operating results from the date of acquisition.

Operating results of Data Solutions and Spinnakar are included in our Distribution segment.

Net Sales

Net sales for the year ended December 31, 2023 increased 16%, or $47.7 million, to $352.0 million compared to $304.3 million for the same period in 2022.

Adjusted gross billings, a non-GAAP financial measure, for the year ended December 31, 2023 increased 18%, or $195.7 million, to $1,260.4 million compared to $1,064.7 million for the same period in 2022.

Net sales in our Distribution segment for the year ended December 31, 2023 increased 15%, or $42.8 million, to $325.3 million compared to $282.5 million for the same period in the prior year. Adjusted gross billings for the Distribution segment for the year ended December 31, 2023 increased 18%, or $178.1 million, to $1,176.9 million compared to $998.8 million for the same period in 2022. Net sales and adjusted gross billings increased due to organic growth at our existing vendor lines as well as the impact of the Data Solutions acquisition in the current year. Adjusted gross billings increased at a greater rate than net sales due to differences in the product mix between the two periods.

Net sales in our Solutions segment for the year ended December 31, 2023 increased 22%, or $4.9 million, to $26.8 million compared to $21.8 million for the prior year.  Adjusted gross billings for the Solutions segment for the year ended December 31, 2023 increased 27%, or $17.6 million, to $83.5 million compared to $65.9 million for the same period in 2022. Adjusted gross billings increased at a greater rate than net sales due to differences in the product mix between the two periods.

During the year ended December 31, 2023, we relied on two key customers for a total of 35% of our total net sales. One major customer accounted for 20% and the other for 15%, of our total net sales during the year ended December 31, 2023. These same customers accounted for 15% and 6%, of total net accounts receivable as of December 31, 2023.

Gross Profit

Gross profit for the year ended December 31, 2023 increased 19%, or $10.1 million, to $64.2 million compared to $54.1 million for the same period in 2022.

Distribution segment gross profit for the year ended December 31, 2023 increased 19%, or $8.4 million, to $53.4 million compared to $45.0 million for the same period in 2022. The increase in Distribution segment gross profit resulted primarily from the organic growth at our existing vendor lines, impact of Data Solutions since the date of acquisition, and increased rebates and discounts from our vendor partners partially offset by higher early pay discounts and other rebates and discounts offered to our customers as a percentage of adjusted gross billings.

Solutions segment gross profit for the year ended December 31, 2023, increased 19%, or $1.8 million, to $10.9 million compared to $9.1 million for the same period in 2022. This increase was the result of the aforementioned increase in adjusted gross billings.

Customer rebates and discounts for the year ended December 31, 2023 were $12.8 million compared to $8.8 million for the same period in the prior year. Customer rebates and discounts vary based on terms of rebate and early pay discount programs offered to customers and timing of payments ultimately received from our customers.

Vendor rebates and discounts for the year ended December 31, 2023, were $7.9 million compared to $6.1 million for the same period in the prior year. Vendor rebates are dependent on programs offered by our vendors and in some cases reaching certain volume targets set by our vendors or meeting certain early payment programs offered by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully. We anticipate that price competition in our market will continue in both of our business segments.

Selling, General and Administrative Expenses

SG&A expenses for the year ended December 31, 2023, increased 30%, or $10.2 million, to $44.3 million, compared to $34.1 million for the same period in the prior year. The increase was primarily driven by higher payroll and related costs consistent with higher gross profit, as well as the impact of the Data Solutions acquisition. SG&A expenses were 3.7% of adjusted gross billings, a non-GAAP financial measure, for the year ended December 31, 2023, compared to 3.5% for the same period in the prior year.

The Company expects that its SG&A expenses, as a percentage of adjusted gross billings, a non-GAAP financial measure, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We plan to continue to expand our investment in information technology to support the growth of our business.

Acquisition Related Costs

Acquisition related costs for the years ended December 31, 2023 and 2022 were $0.6 million, respectively. These expenses in the current year relate to costs incurred in conjunction with the acquisition of Data Solutions, while these expenses in the same period the prior year related to the acquisition of Spinnakar.

Foreign Currency Transaction Loss

Foreign currency transaction loss for the year ended December 31, 2023 was $0.6 million compared to a foreign currency transaction loss of $0.9 million for the same period in the prior year. These expenses primarily relate to the change in the value of accounts payable and other monetary assets and liabilities denominated in currencies other than their functional currency between the date of origination and settlement.

Income Taxes

For the year ended December 31, 2023, the Company recorded a provision for income taxes of $4.5 million, or 26.6% of income before taxes, compared to $4.0 million, or 24.4% of income before taxes for the same period in the prior year.  The change in the effective tax rate for the year ended December 31, 2023 compared to the same period in the prior year is a result of limitations on the deductibility of certain executive compensation amounts during the current period, as well as the Company’s effective tax rate for both periods were impacted by limitations on the deductibility of certain facilitative acquisition related costs.

Liquidity and Capital Resources

Our cash and cash equivalents increased by $16.1 million to $36.3 million at December 31, 2023 compared to $20.2 million at December 31, 2022. The increase in cash and cash equivalents was primarily the result of $42.1 million of cash and cash equivalents provided by operating activities, offset by $12.7 million payment for the Data Solutions acquisition, $5.0 million of cash used in other investing activities, $8.9 million of cash used in financing activities and $0.5 million positive impact of foreign exchange rates on cash and cash equivalents.

Net cash provided by operating activities for the year ended December 31, 2023 was $42.1 million, comprised of net income adjusted for non-cash items of $19.2 million offset by changes in operating assets and liabilities of $22.9 million.

Net cash and cash equivalents used in investing activities during the year ended December 31, 2023 was $17.7 million, comprised of $5.0 million of purchases of fixed assets supporting our ongoing ERP project and $12.7 million payment for the Data Solutions acquisition, net of cash acquired. On October 6, 2023, we completed the acquisition of Data Solutions for an aggregate purchase price of approximately €15.0 million (equivalent to $15.9 million USD), subject to certain working capital and other adjustments, paid at closing plus a potential post-closing earn-out. The operating results of Data Solutions are included in our operating results from the date of acquisition.

Net cash and cash equivalents used in financing activities during the year ended December 31, 2023 was $8.9 million, comprised of net repayments of borrowings under credit facilities of $3.1 million, dividend payments on our Common Stock of $3.0 million, purchases of treasury stock of $1.7 million, payments of deferred financing costs of $0.6 million and repayments of borrowing under term loan of $0.5 million.

On December 3, 2014, the Board of Directors of the Company approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. On February 2, 2017, the Board of Directors approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. The Company is authorized to purchase 545,786 shares of Common Stock as of December 31, 2023. The Common Stock repurchase program does not have an expiration date.

As of December 31, 2023, we held 711,052 shares of our Common Stock in treasury at an average cost of $17.75 per share. As of December 31, 2022, we held 806,068 shares of our Common Stock in treasury at an average cost of $16.41 per share. We intend to hold the repurchased shares in treasury for general corporate purposes, including issuances under various stock plans.

On May 18, 2023, the Company entered into a revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPM”), providing for a revolving credit facility of up to $50.0 million subject to a borrowing base, including the issuance of letters of credit and swingline loans not to exceed $2.5 million and $5.0 million, respectively, at any time outstanding. In addition, subject to certain conditions enumerated in the Credit Agreement, the Company has the right to increase the revolving credit facility by a total amount not to exceed $20.0 million. The proceeds of the revolving loans, letters of credit and swingline loans under the Credit Agreement may be used for working capital needs, general corporate purposes and for acquisitions permitted by the terms of the Credit Agreement. All outstanding loans issued pursuant to the Credit Agreement become due and payable, on May 18, 2028. There were no amounts outstanding under the Credit Agreement as of December 31, 2023. In connection with entering into the Credit Agreement, the Company voluntarily terminated that certain existing revolving credit agreement, dated November 15, 2017, by and among the Company, certain subsidiaries of the Company and Citibank, N.A.

On April 8, 2022, the Company entered into a $2.1 million term loan (the “Term Loan”) with First American Commercial Bancorp, Inc. pursuant to a Master Loan and Security Agreement. The proceeds from the Term Loan will be used to fund certain capital expenditures. The borrowing under the Term Loan bears interest at a rate of 3.73% per annum and is being repaid over forty-eight monthly installments of principal and interest through April 2026. The Company had $1.3 million and $1.8 million outstanding under the Term Loan as of December 31, 2023 and 2022, respectively.

We anticipate that our working capital needs will increase as we invest in the growth of our business. We believe that the funds held in cash and cash equivalents and our unused borrowings under our Credit Agreement will be sufficient to fund our working capital and cash requirements for at least the next 12 months. We continuously evaluate our liquidity and capital resources, including access to external capital, to ensure we can finance our future capital requirements.

Foreign Exchange

The Company’s foreign business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. We are subject to fluctuations primarily in the Canadian Dollar, Euro Dollar and British Pound-to-U.S. Dollar exchange rate.

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements.

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

As previously disclosed in this Annual Report on Form 10-K, on October 6, 2023 we completed the acquisition of Data Solutions. SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from date of acquisition. Management has excluded from its assessment of internal control over financial reporting the operations and related assets of Data Solutions, which the Company began consolidating in October 2023. The operations and related assets of Data Solutions were included in the consolidated financial statements of the Company and constituted 17% and 2% of total assets and net assets, respectively as of December 31, 2023, and 4% and 6% of consolidated net sales and net income for the year ended December 31, 2023.

Management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

The Company's independent registered public accounting firm, BDO USA, P.C., has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2023, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting.  As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, no such changes to our internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2023.

Item 9B. Other Information

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required hereunder, with the exception of the information relating to the Company’s Code of Ethical Conduct that is presented in Part I under the heading “Available Information,” is incorporated by reference herein from our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A within 120 days of the end of the fiscal year to which this Annual Report relates (the “Definitive Proxy Statement”) under the sections captioned “Election of Directors” and “Corporate Governance.”

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

3.	Exhibits Required by Regulation S-K, Item 601:

HIDDEN_ROW		Incorporated by Reference

Exhibit No.	Description of Exhibit	Form	Exhibit or Annex	Filing Date	File Number

2.1+	Share Purchase Agreement, dated August 18, 2022, by and among the seller listed therein, and Wayside Technology UK Holding Limited.	8-K	2.1	August 18, 2022	000-26408
2.2+	Share Purchase Agreement, dated October 6, 2023, by and among the sellers listed therein, Climb Global Solutions Holdings UK Limited, and the Company, as guarantor.	8-K	2.1	October 10, 2023	000-26408
3.1	Form of Amended and Restated Certificate of Incorporation of the Company.	S-1	3.1	May 30, 1995 July 7, 1995 July 18, 1995	333-92810

3.1(a)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.	10-Q	3.1(a)	November 3, 2006	000-26408

3.1(b)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.	8-K	3.1	October 27, 2022	000-26408

3.2	Amended and Restated Bylaws of the Company.	8-K	3.1	December 8, 2022	000-26408

4.1	Specimen of Common Stock Certificate.	S-1	4.1	May 30, 1995 July 7, 1995 July 18, 1995	333-92810
4.3*	Description of Securities.

10.1	Credit Agreement, dated May 18, 2023, by and among the Company, Programmer’s Paradise, Inc., Climb Channel Solutions, Inc., Techxtend, Inc., ISP International Software Partners, Inc., Interwork Technologies Inc., Climb Global Solutions Holdings UK LTD, Climb Global Solutions LTD, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	10.1	May 23, 2023	000-26408

10.2	Pledge and Security Agreement, dated May 18, 2023, by and among Climb Global Solutions, Inc., Programmer’s Paradise, Inc., Climb Channel Solutions, Inc., Techxtend, Inc., ISP International Software Partners, Inc., Interwork Technologies Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	10.2	May 23, 2023	000-26408

HIDDEN_ROW	Incorporated by Reference

Exhibit No.	Description of Exhibit	Form	Exhibit or Annex	Filing Date	File Number

10.3#	Form of Officer and Director Indemnification Agreement.	10-Q	10.1	May 5, 2017	000-26408

10.4#	2012 Stock-Based Compensation Plan.	DEF14A	A	April 24, 2012	000-26408

10.5#	2021 Omnibus Incentive Plan.	DEF14A	A	April 16, 2021	000-26408

10.6#	Climb Global Solutions, Inc., Executive Severance and Change in Control Plan.	8-K	10.1	April 20, 2023	000-26408

10.7#	Form of Performance-Based Restricted Award Unit Agreement.	8-K	10.2	April 20, 2023	000-26408

10.8#	Form of Restricted Stock Unit Agreement.	8-K	10.3	April 20, 2023	000-26408

10.9#	Form of Cash-Based Award Agreement.	8-K	10.4	April 20, 2023	000-26408

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of BDO USA, P.C., an Independent Registered Public Accounting Firm.

31.1*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Dale Foster, the Chief Executive Officer of the Company.

31.2*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Andrew Clark, the Vice President and Chief Financial Officer of the Company.

32.1**

Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Dale Foster, the Chief Executive Officer of the Company.

32.2**

Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Andrew Clark, the Vice President and Chief Financial Officer of the Company.

97.1*	Clawback Policy For Incentive-Based Compensation.

HIDDEN_ROW	Incorporated by Reference

Exhibit No.	Description of Exhibit	Form	Exhibit or Annex	Filing Date	File Number

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.DEF*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

#	Indicates management or compensatory plan or arrangement

+

Certain exhibits or schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Eatontown, New Jersey, on March 5, 2024.

CLIMB GLOBAL SOLUTIONS, INC.

By:	/s/ Dale Foster
Dale Foster, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dale Foster	Chief Executive Officer and Director	March 5, 2024
Dale Foster	(Principal Executive Officer)

/s/ Andrew Clark	Vice President and Chief Financial Officer	March 5, 2024
Andrew Clark	(Principal Financial Officer)

/s/ Matthew Sullivan	Vice President and Chief Accounting Officer	March 5, 2024
Matthew Sullivan	(Principal Accounting Officer)

/s/ Jeffrey Geygan	Chairman of the Board of Directors	March 5, 2024
Jeffrey Geygan

/s/ John McCarthy	Director	March 5, 2024
John McCarthy

/s/ Andrew Bryant	Director	March 5, 2024
Andrew Bryant

/s/ Gerri Gold	Director	March 5, 2024
Gerri Gold

/s/ Greg Scorziello	Director	March 5, 2024
Greg Scorziello

/s/ Kimberly Boren	Director	March 5, 2024
Kimberly Boren

Items 8 and 15(a)

Climb Global Solutions, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Climb Global Solutions, Inc.

Eatontown, New Jersey

Opinion on Internal Control over Financial Reporting

We have audited Climb Global Solutions, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes and schedule and our report dated March 5, 2024 expressed an unqualified opinion thereon.

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

As indicated in the accompanying Item 9A, Controls and Procedures, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Data Solutions Holdings Limited, which was acquired on October 6, 2023 and was included in the consolidated balance sheet of the Company as of December 31, 2023, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the year then ended.  Data Solutions Holdings Limited constituted 17% and 2% of consolidated total assets and net assets, respectively, as of December 31, 2023, and 4% and 6% of consolidated net sales and net income, respectively, for the year then ended.  Management did not assess the effectiveness of internal control over financial reporting of Data Solutions Holdings Limited because of the timing of the acquisition.  Our audit of internal control over financial reporting of the Company did not include an evaluation of the internal control over financial reporting of Data Solutions Holdings Limited.

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

/s/ BDO USA, P.C.

Woodbridge, New Jersey

March 5, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Climb Global Solutions, Inc.

Eatontown, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Climb Global Solutions, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 5, 2024 expressed an unqualified opinion thereon.

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

Acquisition – Valuation of Acquired Intangible Assets

As described in Note 3 to the Company’s consolidated financial statements, on October 6, 2023, the Company entered into a Share Purchase Agreement and purchased the entire share capital of Data Solutions Holdings Limited (“Data Solutions”) for an aggregate purchase price of approximately €15.0 million (equivalent to $15.9 million USD), subject to certain working capital and other adjustments, paid at closing plus a potential post-closing earn-out. As a result of the acquisition, management determined the estimated fair value of the identifiable assets acquired and liabilities assumed at the acquisition date and recorded an $8.3 million intangible asset related to vendor relationships.

We identified the discount rate used in the determination of the fair value of acquired vendor relationships as a critical audit matter. The principal considerations for our determination included the subjectivity and judgment required to determine the discount rate. Auditing this element involved especially challenging auditor judgment due to the nature and extent of audit effort required to address this matter, including the extent of specialized skills and knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●	Utilizing personnel with specialized skills and knowledge to assist in developing an independent discount rate and comparing it to the rate used by the Company to evaluate the reasonableness of the discount rate used in the determination of the fair value of the acquired vendor relationships.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2018.

Woodbridge, New Jersey

March 5, 2024

Climb Global Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	December 31,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$36,295	$20,245
Accounts receivable, net of allowance for doubtful accounts of $709 and $842, respectively	222,269	154,596
Inventory, net	3,741	4,766
Vendor prepayments and advances	—	890
Prepaid expenses and other current assets	6,755	4,141
Total current assets	269,060	184,638

Equipment and leasehold improvements, net	8,850	3,515
Goodwill	27,182	18,963
Other intangibles, net	26,930	19,693
Right-of-use assets, net	878	1,235
Accounts receivable, net of current portion	797	3,114
Other assets	1,077	350
Deferred income tax assets	324	348
Total assets	$335,098	$231,856
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$249,648	$160,650
Lease liability, current portion	450	521
Term loan, current portion	540	520
Total current liabilities	250,638	161,691

Lease liability, net of current portion	879	1,296
Deferred income tax liabilities	5,554	4,137
Term loan, net of current portion	752	1,292
Non-current liabilities	2,505	2,866
Total liabilities	260,328	171,282

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 5,284,500 shares issued: 4,573,448 and 4,478,432 shares outstanding, respectively	53	53
Additional paid-in capital	34,647	32,715
Treasury stock, at cost, 711,052 and 806,068 shares, respectively	(12,623)	(13,230)
Retained earnings	53,215	43,904
Accumulated other comprehensive loss	(522)	(2,868)
Total stockholders’ equity	74,770	60,574
Total liabilities and stockholders' equity	$335,098	$231,856

The accompanying notes are an integral part of the consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Consolidated Statements of Earnings

(Amounts in thousands, except per share amounts)

	Year ended December 31,
	2023	2022

Net sales	$352,013	$304,348

Cost of sales	287,766	250,254

Gross profit	64,247	54,094

Selling, general, and administrative expenses	44,330	34,144

Acquisition related costs	629	582

Depreciation and amortization expense	2,798	2,054

Income from operations	16,490	17,314

Other income:

Interest, net	927	159

Foreign currency transaction loss	(636)	(941)

Income before provision for income taxes	16,781	16,532

Provision for income taxes	4,458	4,035

Net income	$12,323	$12,497

Income per common share-Basic	$2.72	$2.81

Income per common share-Diluted	$2.72	$2.81

Weighted average common shares outstanding — Basic	4,401	4,331

Weighted average common shares outstanding — Diluted	4,401	4,331

The accompanying notes are an integral part of the consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	Year ended
	December 31,
	2023	2022

Net income	$12,323	$12,497

Other comprehensive income (loss):
Foreign currency translation adjustments	2,346	(2,618)
Other comprehensive income (loss)	2,346	(2,618)

Comprehensive income	$14,669	$9,879

The accompanying notes are an integral part of the consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	(Loss) Income	Total
Balance at January 1, 2022	5,284,500	53	32,087	859,828	(13,870)	34,396	(250)	52,416
Net income	—	—	—	—	—	12,497	—	12,497
Translation adjustment	—	—	—	—	—	—	(2,618)	(2,618)
Dividends paid (per common share $0.68)	—	—	—	—	—	(2,989)	—	(2,989)
Share-based compensation expense	—	—	1,923	—	—	—	—	1,923
Restricted stock grants (net of forfeitures)	—	—	(1,295)	(74,449)	1,295	—	—	—
Treasury shares repurchased	—	—	—	20,689	(655)	—	—	(655)
Balance at December 31, 2022	5,284,500	53	32,715	806,068	(13,230)	43,904	(2,868)	60,574
Net income	—	—	—	—	—	12,323	—	12,323
Translation adjustment	—	—	—	—	—	—	2,346	2,346
Dividends paid (per common share $0.68)	—	—	—	—	—	(3,012)	—	(3,012)
Share-based compensation expense	—	—	4,246	—	—	—	—	4,246
Restricted stock grants (net of forfeitures)	—	—	(2,314)	(132,526)	2,314	—	—	—
Treasury shares repurchased	—	—	—	37,510	(1,707)	—	—	(1,707)
Balance at December 31, 2023	5,284,500	$53	$34,647	711,052	$(12,623)	$53,215	$(522)	$74,770

The accompanying notes are an integral part of the consolidated financial statements

Climb Global Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year ended
	December 31,
	2023	2022
Cash flows from operating activities
Net income	$12,323	$12,497
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization expense	2,798	2,066
Provision for doubtful accounts	54	19
Deferred income tax benefit	(383)	(535)
Share-based compensation expense	4,148	1,897
Amortization of discount on accounts receivable	(50)	(109)
Amortization of right-of-use assets	366	426
Changes in operating assets and liabilities:
Accounts receivable	(29,621)	(35,826)
Inventory	3,601	(2,751)
Prepaid expenses and other current assets	(2,446)	1,025
Vendor prepayments	890	(230)
Accounts payable and accrued expenses	49,674	25,411
Lease liability, net	(495)	(503)
Other assets and liabilities	1,264	1,174
Net cash and cash equivalents provided by operating activities	42,123	4,561

Cash flows from investing activities
Purchase of equipment and leasehold improvements	(4,989)	(2,502)
Payment for acquisitions, net of cash acquired	(12,678)	(8,511)
Net cash and cash equivalents used in investing activities	(17,667)	(11,013)

Cash flows from financing activities
Purchase of treasury stock	(1,707)	(655)
Borrowings under credit facilities	10,000	—
Repayments of borrowings under credit facilities	(13,074)	—
Borrowings under term loan	—	2,148
Repayments of borrowings under term loan	(520)	(336)
Dividends paid	(3,012)	(2,989)
Payments of deferred financing costs	(637)	—
Net cash and cash equivalents used in financing activities	(8,950)	(1,832)

Effect of foreign exchange rate on cash and cash equivalents	544	(743)

Net increase (decrease) in cash and cash equivalents	16,050	(9,027)
Cash and cash equivalents at beginning of period	20,245	29,272
Cash and cash equivalents at end of period	$36,295	$20,245

Supplementary disclosure of cash flow information:
Income taxes paid	$5,434	$4,278
Interest paid	$180	$50

Supplementary disclosure of non-cash investing and financing activities:
Contingent earn-out	$2,227	$1,771

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

Business Combinations

We apply the provisions of ASC 805, Business Combinations (“ASC 805”), in accounting for our acquisitions. ASC 805 requires that we evaluate whether a transaction pertains to an acquisition of assets, or to an acquisition of a business. A business is defined as an integrated set of assets and activities that is capable of being conducted and managed for the purpose of providing a return to investors. Asset acquisitions are accounted for by allocating the cost of the acquisition to the individual assets and liabilities assumed on a relative fair value basis; whereas the acquisition of a business requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed.

Our valuation of acquired assets and assumed liabilities requires estimates, especially with respect to intangible assets that was derived using valuation techniques and models such as the income approach. Such models require use of estimates including discount rates, and future expected revenue. The approach to estimating an initial contingent consideration associated with the purchase price also uses similar unobservable factors such as projected cash flows over the term of the contingent earn-out period, discounted for the period over which the initial contingent consideration is measured and expected volatility. Based upon these assumptions, the initial contingent consideration is then valued using a Monte Carlo simulation.

We have used third-party qualified specialists to assist management in determining the fair value of assets acquired and liabilities assumed. This includes assistance with the determination of economic useful lives and valuation of identifiable intangibles.

We estimate the fair value based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from our estimates. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. As a result, during the measurement period, which may be up to one year from the business acquisition date, we record certain adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill.

All acquisition-related costs are accounted for as expenses in the period in which they are incurred. Contingent consideration is remeasured each reporting period using Level 3 inputs, and the change in fair value, including accretion for the passage of time, is recognized in acquisition related costs in the consolidated statement of earnings.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make extensive use of certain estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant areas of estimation include but are not limited to accounting for allowance for expected credit losses, sales returns, allocation of revenue in multiple deliverable arrangements, principal vs. agent considerations, income taxes, depreciation, amortization of intangible assets, contingencies and stock-based compensation. Actual results could differ from those estimates.

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	Year ended
	December 31,
	2023	2022
Numerator:
Net income	$12,323	$12,497

Less distributed and undistributed income allocated to participating securities	323	317

Net income attributable to common shareholders	12,000	12,180

Denominator:
Weighted average common shares (Basic)	4,401	4,331

Weighted average common shares including assumed conversions (Diluted)	4,401	4,331

Basic net income per share	$2.72	$2.81
Diluted net income per share	$2.72	$2.81

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

Allowances for Expected Credit Losses

The Company maintains allowances for expected credit losses for estimated losses resulting from the inability of its customers to make required payments. Management determines the estimate of the allowance for expected credit losses by considering a number of factors, including historical experience, aging of the accounts receivable, as well as current market conditions and future forecasts of our customers’ ability to make payments for goods and services. At the time of sale, we record an estimate for sales returns based on historical experience, which is included in accounts payable and accrued expenses on the Consolidated Balance Sheets. If actual sales returns are greater than estimated by management, an additional returns allowance may be required as an offset to net sales.

Deferred Financing Costs

Deferred financing costs, such as financial advisory and other professional fees are capitalized and recognized in interest, net over the life of the related debt instrument using the straight-line method. Deferred financing costs associated with the Company’s revolving credit facility are presented as an asset, within other assets on the Consolidated Balance Sheets.

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

Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 2023 and 2022, because of the relative short maturity of these instruments. The Company’s accounts receivable-long-term is discounted to its present value at prevailing market rates at the time of sale which, approximates fair value as of December 31, 2023 and 2022.

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

Software Development Costs

The Company capitalizes certain internal and external costs incurred to acquire or create internal-use software. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of the software. At December 31, 2023 and 2022, the Company had unamortized software development costs of $6.9 million and $2.4 million, respectively, which are included in "Equipment and leasehold improvements" in the Company's Consolidated Balance Sheets.  As of December 31, 2023, this includes $6.9 million for an internal-use software project that amortization expense has not yet been recognized for as the internal-use software is not ready for its intended use. As of December 31, 2022, there were $2.3 million in capitalized costs for this project.

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

Determining the fair value of a reporting unit is judgmental in nature and requires the use of estimates and assumptions, including net sales growth rates, gross profit margins, operating margins, discount rates and future market conditions, among others. Any changes in the judgments, estimates or assumptions used could produce different results.

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

In July 2023, the FASB issued Accounting Standards Update 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement — Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), Compensation — Stock Compensation (Topic 718).” This ASU amends various paragraphs in the accounting codification pursuant to the issuance of Commission Staff Accounting Bulletin (“SAB”) number 120. The ASU provides clarifying guidance related to employee and non-employee share-based payment accounting, including guidance related to spring-loaded awards. ASU 2023-03 was effective upon issuance. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

In November 2023, the FASB  issued Accounting Standards Update 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The Company will adopt the update in the first quarter of 2024 but does not expect there to be a material effect on our consolidated financial statements.

3.  Acquisition

Acquisition of Data Solutions Holdings Limited

On October 6, 2023, the Company entered into a Share Purchase Agreement and purchased the entire share capital of Data Solutions Holdings Limited (“Data Solutions”) for an aggregate purchase price of approximately €15.0 million (equivalent to $15.9 million USD), subject to certain working capital and other adjustments, paid at closing plus a potential post-closing earn-out. The allocation of the purchase price was based on the estimated fair value of Data Solutions’ net tangible and identifiable intangible assets as of the date of the acquisition. The transaction was accounted for under the purchase method of accounting.

The financial position and operating results of Data Solutions is included in the Company’s consolidated financial statements from the date of the acquisition. The Company recorded net revenue for Data Solutions of approximately $14.3 million and net income of approximately $0.8 million during the year ended December 31, 2023.

The impact of the acquisition’s preliminary purchase price allocations on the Company’s consolidated balance sheet and the acquisition date fair value of the total consideration transferred is depicted in the table below. Due to the timing of the closing of the transaction in the fourth quarter of 2023, the Company has not yet completed its evaluation and determination of certain assets acquired and liabilities assumed, primarily the final valuation of goodwill and intangible assets and the final evaluation and assessment of income tax accounts; therefore, the final fair value of the assets acquired and liabilities assumed, which will be completed within the measurement period of up to one year from the acquisition date, may vary from the Company’s preliminary estimates:

(in thousands)
Cash	$3,190
Accounts receivable	32,503
Inventory	2,460
Other current assets	99
Equipment and leasehold improvements	800
Vendor relationships (10-year weighted average useful life)	8,269
Goodwill	7,143
Accounts payable and other current liabilities	(34,793)
Deferred tax liability	(1,576)
Net assets	$18,095

(in thousands)
Supplementary information:
Cash paid to sellers	$15,868
Contingent earn-out	2,227
Total purchase consideration	$18,095

Cash paid to sellers	15,868
Cash acquired in acquisition	(3,190)
Net cash paid for acquisition	$12,678

Intangible assets are comprised of approximately $8.3 million of vendor relationships with a weighted average amortization period of 10 years, representing the expected period of benefits. Goodwill, which was allocated to the Distribution segment, is the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company and assembled workforce. Goodwill recognized as a result of the acquisition is not deductible for income tax purposes.

The Company used the income approach to value the intangible assets, representing acquired vendor relationships. The fair value measurements were primarily based on significant inputs that are not observable, which are categorized as a Level 3 measurement in the fair value hierarchy (See Note 14 – Fair Value Measurements). Inputs used to value these intangible assets include the discount rate, projection of all future cash flows, long-term growth rates, vendor attrition rates and applicable income tax rates. The excess purchase price recorded to goodwill primarily represents the future economic benefits the Company expects to achieve as a result of combining operations and expanding vendor relationships.

The purchase consideration includes approximately $2.2 million fair value for potential earn-out consideration if certain targets are achieved, payable in cash. The earn-out liability is included in current liabilities as of December 31, 2023. There were no material changes in fair value since the acquisition date. The fair value earn-out measurement was primarily based on inputs that are not observable, which are categorized as a Level 3 measurement in the fair value hierarchy (See Note 14 – Fair Value Measurements), reflecting its assessment of the assumptions market participants would use to value these liabilities. The undiscounted payment of the earn-out can range from zero up to approximately $3.9 million and achievement is based on the post-acquisition results of Data Solutions.

In connection with the acquisition of Data Solutions on October 6, 2023, the Company acquired an invoice discounting facility (“IDF”) that is with recourse to the Company (See Note 8 – Credit Facilities). The balance outstanding under the IDF at December 31, 2023 was $4.3 million, which is included in accounts payable and accrued expenses on the Consolidated Balance Sheets.

Acquisition related costs remained consistent at approximately $0.6 million for the years ended December 31, 2023 and 2022, respectively, which is reflected in the accompanying consolidated statements of earnings. The costs incurred during the year ended December 31, 2023 related to the aforementioned Data Solutions acquisition, while the costs incurred during the prior period ended December 31, 2022 related to the Spinnakar Limited acquisition.

4.  Goodwill and Other Intangible Assets

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations. The following table summarizes the changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2023 and 2022.

	Distribution	Solutions	Consolidated
Balance January 1, 2022	$8,141	$9,047	$17,188
Goodwill acquired	3,244	—	3,244
Translation adjustments	(703)	(766)	(1,469)
Balance December 31, 2022	$10,682	$8,281	$18,963
Goodwill acquired	7,143	—	7,143
Translation adjustments	833	243	1,076
Balance December 31, 2023	$18,658	$8,524	$27,182

Information related to the Company’s other intangibles, net is as follows:

	As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	$30,968	4,424	$26,544
Trade name	489	103	386
Total	$31,457	$4,527	$26,930

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	$21,457	$2,165	$19,292
Trade name	468	67	401
Total	$21,925	$2,232	$19,693

Customer relationships are amortized over thirteen years. Vendor relationships are amortized between eight and fifteen years. Trade name is amortized over fifteen years.

The Company recognized total amortization expense for other intangibles, net of $2.2 million and $1.2 million during the years ended December 31, 2023 and 2022, respectively.

Estimated future amortization expense of the Company’s other intangibles, net as of December 31, 2023 is as follows:

2024	$3,037
2025	3,037
2026	3,037
2027	3,037
2028	3,037
Thereafter	11,745
Total	$26,930

5.  Right-of-use Asset and Lease Liability

The Company has entered into operating leases for office and warehouse facilities, which have terms at lease commencement that range from 1 years to 11 years. The Company determines if an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets and lease expense for these leases is recognized on a straight-line basis over the lease term.

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

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

	Year ended
	December 31,
	2023	2022
Cash paid for operating lease liabilities	$627	$647
Right-of-use assets obtained in exchange for new operating lease obligations	$—	$63
Weighted-average remaining lease term	3.2 years	3.9 years
Weighted-average discount rate	3.6%	3.5%

Maturities of lease liabilities as of December 31, 2023 were as follows:

2024	$575
2025	553
2026	548
2027	115
1,791
Less: imputed interest	(462)
Total lease liabilities	$1,329

Lease liabilities, current portion	450
Lease liabilities, net of current portion	879
Total lease liabilities	$1,329

6.  Balance Sheet Detail

Equipment and leasehold improvements, net consist of the following:

	December 31,	December 31,
	2023	2022
Equipment	$3,195	$2,720
Capitalized software	6,890	2,997
Buildings	709	—
Leasehold improvements	2,385	1,848
	13,179	7,565
Less accumulated depreciation and amortization	(4,329)	(4,050)
	$8,850	$3,515

Depreciation expense relating to equipment, leasehold improvements and buildings, net was $0.6 million and $0.4 million during the years ended December 31, 2023 and 2022, respectively. Amortization expense relating to capitalized software was $0.1 million and $0.4 million during the years ended December 31, 2023 and 2022.

Accounts receivable – long term, net consist of the following:

	December 31,	December 31,
	2023	2022
Total amount due from customer	$1,637	$5,213
Less: unamortized discount	(12)	(188)
Less: current portion included in accounts receivable	(828)	(1,911)
	$797	$3,114

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2023	2022
Trade accounts payable	$218,717	$151,180
Accrued expenses	22,903	8,459
Other accounts payable and accrued expenses	8,028	1,011
	$249,648	$160,650

Accumulated other comprehensive loss consists of the following:

	December 31,	December 31,
	2023	2022
Foreign currency translation adjustments	$2,346	$(2,618)
	$2,346	$(2,618)

7.  Income Taxes

Deferred tax attributes resulting from differences between the tax basis of assets and liabilities and the reported amounts in the Consolidated Balance Sheets are as follows:

	December 31,	December 31,
	2023	2022
Deferred tax assets:
Accruals and reserves	$574	$631
Deferred rent credit	115	146
Depreciation and amortization	55	38
Total deferred tax assets	744	815
Deferred tax liabilities:
Depreciation and amortization	(5,974)	(4,604)
Total deferred tax liabilities	(5,974)	(4,604)
Net deferred tax (liabilities) asset	$(5,230)	$(3,789)

The provision for income taxes is as follows:

	Year ended December 31,
	2023	2022
Current:
Federal	$2,793	$2,694
State	676	622
Foreign	1,372	1,254
	4,841	4,570
Deferred:
Federal	32	(124)
State	10	(30)
Foreign	(425)	(381)
	(383)	(535)
	$4,458	$4,035
Effective Tax Rate	26.6%	24.4%

The reasons for the difference between total tax expense and the amount computed by applying the U.S. statutory federal income tax rate to income before income taxes are as follows:

	Year ended December 31,
	2023	2022
Statutory rate applied to pretax income	$3,524	$3,472
Other permanent items	569	156
State income taxes, net of federal income tax benefit	542	468
Acquisition related costs	132	—
Other items	—	11
Dividends	(3)	(9)
GILTI, net of foreign tax credits	(11)	(50)
Foreign income taxes (under) over U.S. statutory rate	(46)	137
Stock compensation	(249)	(150)
Income tax expense	$4,458	$4,035

The Company has analyzed filing positions in all the federal, state and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal consolidated tax return, its state tax returns, its Canadian tax return and its tax return in the United Kingdom as major tax jurisdictions. As of December 31, 2023, the Company’s 2020 through 2022 Federal tax returns remain open for examination. The Company’s various states and Canadian tax returns are open for examination for the years 2019 through 2022. The Company’s tax return in the United Kingdom is open for examination for the years 2021 and 2022. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that it has appropriate support for the income tax positions it takes and expects to take on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including experience and interpretations of tax law applied to the facts of each matter.

For financial reporting purposes, income before income taxes includes the following components:

	Year ended December 31,
	2023	2022
United States	$11,990	$12,968
Foreign	4,791	3,564
	$16,781	$16,532

The Company has approximately $9.2 million of undistributed earnings in Canada and $5.3 million of undistributed earnings in the United Kingdom and $0.9 million of undistributed earnings in Ireland, which it continues to reinvest indefinitely, and therefore no withholding taxes related to its repatriation has been recorded.

There was no activity related to the Company’s unrecognized tax benefits during the year ended December 31, 2023 and December 31, 2022.

During the years ended December 31, 2023 and 2022, the Company incurred interest and penalties of zero, respectively, related to these uncertain tax benefits.

8.  Credit Facilities

On May 18, 2023, the Company entered into a revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPM”), providing for a revolving credit facility of up to $50.0 million subject to a borrowing base, including the issuance of letters of credit and swingline loans not to exceed $2.5 million and $5.0 million, respectively, at any time outstanding. In addition, subject to certain conditions enumerated in the Credit Agreement, the Company has the right to increase the revolving credit facility by a total amount not to exceed $20.0 million. The proceeds of the revolving loans, letters of credit and swingline loans under the Credit Agreement may be used for working capital needs, general corporate purposes and for acquisitions permitted by the terms of the Credit Agreement.

All outstanding loans issued pursuant to the Credit Agreement become due and payable on May 18, 2028. There were no amounts outstanding under the Credit Agreement as of December 31, 2023.

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

In connection with entering into the Credit Agreement, the Company voluntarily terminated its existing revolving credit agreement, dated November 15, 2017 with Citibank N.A. (“Previous Credit Facility”). As of December 31, 2023, the Company had no borrowings outstanding under the Previous Credit Facility.

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

As of December 31, 2023 and 2022, the Company had $1.3 million and $1.8 million outstanding under the Term Loan, respectively.

As of December 31, 2023, future principal payments under the Term Loan are as follows:

2024	540
2025	560
2026	192
Total	$1,292

In connection with the acquisition of Data Solutions (See Note 3 – Acquisition), the Company acquired an IDF that is with recourse to the Company. Data Solutions had previously entered into the IDF with AIB Commercial Finance Limited (“AIB”) pursuant to a Debt Purchase Agreement. The proceeds from the IDF will be used for working capital needs of Data Solutions. Borrowings under the IDF are based on accounts receivable up to 80% of the outstanding accounts receivable balance. The discount rate under the IDF is equal to 2.5% above AIB’s applicable lending rates that vary based on the currency of the accounts receivable. The outstanding balance under the IDF at December 31, 2023 was $4.3 million, which is included in accounts payable and accrued expenses on the Consolidated Balance Sheets.

9.  Stockholders’ Equity and Stock-Based Compensation

The 2021 Omnibus Incentive Plan (the “2021 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The 2021 Plan was approved by the Company’s stockholders at the 2021 Annual Meeting in June 2021. The total number of shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) initially available for award under the 2021 Plan was 500,000 shares. As of December 31, 2023, the number of shares of Common Stock available for future award grants to employees, officers and directors under the 2021 Plan is 241,068.

The 2012 Stock-Based Compensation Plan (the “2012 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of the Company’s Common Stock initially available for award under the 2012 Plan was 600,000, which was increased to 1,000,000 shares by stockholder approval at the Company’s 2018 Annual Meeting in June 2018. Immediately prior to the replacement of the 2012 Plan by the 2021 Plan, there were 352,158 shares of Common Stock available under the 2012 Plan. The 2012 Plan has been replaced by the 2021 Plan and none of the remaining shares of Common Stock authorized under the 2012 Plan will be transferred to or used under the 2021 Plan nor will any awards under the 2012 Plan that are forfeited increase the shares available for awards under the 2021 Plan. As of December 31, 2023, the number of shares of Common Stock available under the 2012 Plan is zero.

During the year ended December 31, 2023, the Company granted a total of 132,526 shares of Restricted Stock to officers, directors and employees. These shares of Restricted Stock vest immediately, over time in three equal installments or over time in up to sixteen equal quarterly installments.

During the year ended December 31, 2022, the Company granted a total of 78,505 shares of Restricted Stock to officers, directors and employees. These shares of Restricted Stock vest immediately or over time in up to sixteen equal quarterly installments. During the year ended December 31, 2022, 4,056 shares of Restricted Stock were forfeited as a result of officers and employees terminating employment with the Company.

There was no options activity during the year ended December 31, 2023 and 2022 and there were no options outstanding or exercisable at December 31, 2023 and 2022, respectively, under both the Company’s 2012 Plan and 2021 Plan.

Under the various plans, options that are cancelled can be reissued. At December 31, 2023, no cancelled options were reserved for future reissuance.

A summary of nonvested shares of Restricted Stock awards outstanding under the Company’s 2012 Plan as of December 31, 2023, and 2022 and changes during the years ended December 31, 2023 and 2022 is as follows:

		Weighted
		Average Grant
		Date
	Shares	Fair Value
Nonvested shares at January 1, 2022	122,102	$18.35
Granted in 2022	78,505	31.83
Vested in 2022	(75,492)	21.93
Forfeited in 2022	(4,056)	19.20
Nonvested shares at December 31, 2022	121,059	$24.83
Granted in 2023	132,526	44.99
Vested in 2023	(110,291)	33.92
Forfeited in 2023	—	—
Nonvested shares at December 31, 2023	143,294	$36.48

As of December 31, 2023, there was approximately $4.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.5 years.

For the years ended December 31, 2023 and 2022, the Company recognized share-based compensation cost of approximately $4.1 million and $1.9 million, respectively, which is included in selling, general and administrative expenses.

10.  Defined Contribution Plan

The Company maintains a defined contribution plan covering substantially all employees. Participating employees may make contributions to the plan, through payroll deductions. Matching contributions are made by the Company equal to 50% of the employee’s contribution to the extent such employee contribution did not exceed 8% of their compensation. During the years ended December 31, 2023 and 2022, the Company expensed approximately $0.5 million and $0.3 million, respectively, related to this plan.

11.  Commitments and Contingencies

Severance Plan

The Board of Directors of the Company previously approved the Climb Global Solutions, Inc. Executive Severance and Change in Control Plan (the “Severance Plan”), which supersedes and replaces all other severance arrangements between the Company and its executive officers, which previously had been governed by separate legacy employment agreements and offer letters. The Severance Plan provides severance benefits upon a qualifying termination of employment (“Covered Termination”) of an executive officer.  The Severance Plan provides for three tiers of severance benefits in the event of a Covered Termination based on the executive’s seniority and position, including payment of 6-18 months of base salary, a pro rata payment of such executive’s bonus for the year in which the Covered Termination occurred, and a COBRA subsidy during the severance period.  In the event the Covered Termination in connection with a change of control, the Severance Plan provides for increased severance benefits, including payment of 18-24 months of base salary, payment of such executive’s target bonus for the year in which the Covered Termination occurred, double trigger vesting acceleration of equity awards, and a COBRA subsidy during the severance period.

Other

As of December 31, 2023, the Company has no standby letters of credit, has no standby repurchase obligations or other commercial commitments. The Company has a line of credit see Note 8 (Credit Facility). Other than employment agreements, other management compensation arrangements and related party transactions as disclosed in Note 12, the Company is not engaged in any other transactions with related parties.

12.  Related Party Transactions

The Company made sales to a customer where a family member of one of our executive’s has a minority ownership position. During the year ended December 31, 2023 and 2022, net sales to this customer totaled $1.4 million and $1.8 million, respectively, and amounts due from this customer as of December 31, 2023 and 2022 totaled less than $0.1 million and $0.1 million, respectively.

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

	Year ended
	December 31,
	2023	2022
Net Sales:
Distribution	$325,262	$282,509
Solutions	26,751	21,839
	352,013	304,348
Gross Profit:
Distribution	$53,363	$44,970
Solutions	10,884	9,124
	64,247	54,094
Direct Costs:
Distribution	$22,467	$15,804
Solutions	5,238	4,296
	27,705	20,100
Segment Income Before Taxes: (1)
Distribution	$30,896	$29,166
Solutions	5,646	4,828
Segment Income Before Taxes	36,542	33,994

General and administrative	$16,625	$14,044
Acquisition related costs	629	582
Depreciation and amortization expense	2,798	2,054
Interest, net	927	159
Foreign currency transaction loss	(636)	(941)
Income before taxes	$16,781	$16,532

(1) Excludes general corporate expenses including acquisition related costs, amortization and depreciation expense, interest, and foreign currency transaction (loss) gain.

	As of	As of
	December 31,	December 31,
Selected Assets by Segment:	2023	2022

Distribution	$242,927	$180,602
Solutions	37,992	21,420
Segment Select Assets	280,919	202,022
Corporate Assets	54,179	29,834
Total Assets	$335,098	$231,856

Geographic areas and net sales mix related to operations for the year ended December 31, 2023 and 2022 were as follows. Net sales is allocated to a geographic area based on the location of the sale, which is generally the customer’s country of domicile.

	Year ended
	December 31, 2023
	Distribution	Solutions	Total
Geography
USA	$244,261	$15,425	$259,686
Europe and United Kingdom	57,253	10,167	67,420
Canada	23,748	1,159	24,907
Total net sales	$325,262	$26,751	$352,013

Timing of Revenue Recognition
Transferred at a point in time where the Company is principal (1)	$286,051	$19,853	$305,904
Transferred at a point in time where the Company is agent (2)	39,211	6,898	46,109
Total net sales	$325,262	$26,751	$352,013

	Year ended
	December 31, 2022
	Distribution	Solutions	Total
Geography
USA	$225,380	$11,137	$236,517
Europe and United Kingdom	34,423	9,171	43,594
Canada	22,706	1,531	24,237
Total net sales	$282,509	$21,839	$304,348

Timing of Revenue Recognition
Transferred at a point in time where the Company is principal (1)	$251,334	$15,044	$266,378
Transferred at a point in time where the Company is agent (2)	31,175	6,795	37,970
Total net sales	$282,509	$21,839	$304,348

(1)	Includes net sales from third-party hardware and software products.

(2)	Includes net sales from third-party maintenance, software support and services.

Geographic identifiable assets related to operations as of December 31, 2023 and 2022 were as follows.

	December 31,	December 31,
Identifiable Assets by Geographic Areas	2023	2022
USA	$171,080	$137,877
Canada	23,994	27,597
Europe and United Kingdom	140,024	66,382
Total	$335,098	$231,856

For the year ended December 31, 2023, the Company had two customers that accounted for 20%, and 15%, respectively, of consolidated net sales and as of December 31, 2023, 15% and 6%, respectively, of total net accounts receivable. For the year ended December 31, 2023, the Company had one vendor that accounted for 14% of our consolidated purchases.

For the year ended December 31, 2022, the Company had two customers that accounted for 21%, and 16%, respectively, of consolidated net sales and as of December 31, 2022, 16% and 18%, respectively, of total net accounts receivable. For the year ended December 31, 2022, the Company had one vendor that accounted for 17% of our consolidated purchases.

Our top five customers accounted for 51% of consolidated net sales for the years ended December 31, 2023 and 2022, respectively.

14.  Fair Value Measurements

Fair value is defined under US GAAP as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy has been established for valuation inputs to prioritize the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1 – observable inputs such as quoted prices for identical instruments traded in active markets.

Level 2 – inputs are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models and similar techniques.

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of December 31, 2023 and 2022, respectively, are as follows:

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Treasury bills	$5,096	$—	$—	$5,096
Total assets	$5,096	$—	$—	$5,096

Liabilities:
Contingent earn-out	$—	$—	$4,189	$4,189
Total liabilities	$—	$—	$4,189	$4,189

	As of December 31, 2022
Assets:
Treasury bills	$—	$—	$—	$—
Total assets	$—	$—	$—	$—

Liabilities:
Contingent earn-out	$—	$—	$1,777	$1,777
Total liabilities	$—	$—	$1,777	$1,777

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions based on the best information available. The approach to estimating the contingent earn-out associated with the Company’s business combinations uses unobservable factors such as projected cash flows over the term of the contingent earn-out periods.

The Company’s investment in treasury bills are measured at fair value on a recurring basis based on quoted market prices in active markets and are classified as level 1 within the fair value hierarchy. The Company’s contingent earn-out liability is measured at fair value on a recurring basis and is classified as level 3 within the fair value hierarchy. During the fourth quarter of each year, the Company evaluates goodwill for impairment at the reporting unit level. The Company uses qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a goodwill impairment test. This measurement is classified based on level 3 input.

The following table presents the changes in the Company’s level 3 financial instruments measured at fair value on a recurring basis:

Balance January 1, 2022	$—
Spinnakar acquisition - contingent earn-out	1,771
Translation adjustments	6
Balance December 31, 2022	$1,777
Data Solutions acquisition - contingent earn-out	2,227
Translation adjustments	185
Balance December 31, 2023	$4,189

There were no material changes in fair value since the respective acquisition dates associated with the contingent earn-outs.

Climb Global Solutions, Inc. and Subsidiaries

Schedule II--Valuation and Qualifying Accounts

(Amounts in thousands)

		Charged to
	Beginning	Cost and		Ending
Description	Balance	Expense	Deductions	Balance
Year ended December 31, 2022
Allowance for doubtful accounts	$881	$19	$58	$842
Year ended December 31, 2023
Allowance for expected credit losses (1)	$842	$54	$187	$709

(1)	Previously referred to as Allowance for doubtful accounts.