Form 10-Q
period 2024-03-31
Climb Global Solutions, Inc.
filed 2024-05-02
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

There were 4,585,131 outstanding shares of common stock, par value $.01 per share (“Common Stock”) as of May 2, 2024.

CLIMB GLOBAL SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. The statements, other than statements of historical fact, included in this Quarterly Report are forward-looking statements.  Many of the forward-looking statements contained in this Quarterly Report  may be identified by the use of forward-looking words such as “believes,” “expects,” “intends,” “anticipates,” “plans,” “estimates,” “projects,” “forecasts,” “should,” “could,” “would,” “will,” “confident,” “may,” “can,” “potential,” “possible,” “proposed,” “in process,” “under construction,” “in development,” “opportunity,” “target,” “outlook,” “maintain,” “continue,” “goal,” “aim,” “commit,” or similar expressions or when we discuss our future operating results, priorities, strategy, goals, vision, mission, opportunities, projections, intentions or expectations.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Because these forward-looking statements are subject to risks and uncertainties, actual results could differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, but are not limited to, the continued acceptance of the Company’s distribution channel by vendors and customers, the timely availability and acceptance of new products, product mix, market conditions, competitive pricing pressures, the successful integration of acquisitions, contribution of key vendor relationships and support programs, including vendor rebates and discounts, as well as factors that affect the software industry in general and other factors generally. We strongly urge current and prospective investors to carefully consider the cautionary statements and risk factors contained in this report and our annual report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2024.

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

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$43,572	$36,295
Accounts receivable, net of allowance for doubtful accounts of $744 and $709, respectively	180,587	222,269
Inventory, net	1,865	3,741
Prepaid expenses and other current assets	6,619	6,755
Total current assets	232,643	269,060

Equipment and leasehold improvements, net	9,890	8,850
Goodwill	26,906	27,182
Other intangibles, net	25,920	26,930
Right-of-use assets, net	848	878
Accounts receivable, net of current portion	752	797
Other assets	974	1,077
Deferred income tax assets	389	324
Total assets	$298,322	$335,098
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$213,221	$249,648
Lease liability, current portion	495	450
Term loan, current portion	545	540
Total current liabilities	214,261	250,638

Lease liability, net of current portion	771	879
Deferred income tax liabilities	5,492	5,554
Term loan, net of current portion	614	752
Other non-current liabilities	735	2,505
Total liabilities	221,873	260,328

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 5,284,500 shares issued: 4,585,131 and 4,573,448 shares outstanding, respectively	53	53
Additional paid-in capital	35,170	34,647
Treasury stock, at cost, 699,369 and 711,052 shares, respectively	(12,724)	(12,623)
Retained earnings	55,190	53,215
Accumulated other comprehensive loss	(1,240)	(522)
Total stockholders’ equity	76,449	74,770
Total liabilities and stockholders' equity	$298,322	$335,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

(Amounts in thousands, except per share data)

	Three months ended
	March 31,
	2024	2023

Net sales	$92,422	$85,040

Cost of sales, excluding depreciation and amortization expense	75,402	69,831

Gross profit	17,020	15,209

Selling, general, and administrative expenses	12,523	10,241

Acquisition related costs	123	22

Depreciation and amortization expense	871	713

Income from operations	3,503	4,233

Other income:

Interest, net	203	112

Foreign currency transaction (loss) gain	(85)	44

Income before provision for income taxes	3,621	4,389

Provision for income taxes	890	1,065

Net income	$2,731	$3,324

Income per common share-Basic	$0.60	$0.74

Income per common share-Diluted	$0.60	$0.74

Weighted average common shares outstanding — Basic	4,438	4,366

Weighted average common shares outstanding — Diluted	4,438	4,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Amounts in thousands)

	Three months ended
	March 31,
	2024	2023

Net income	$2,731	$3,324

Other comprehensive (loss) income:
Foreign currency translation adjustments	(718)	613
Other comprehensive (loss) income	(718)	613

Comprehensive income	$2,013	$3,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	(Loss) Income	Total
Balance at January 1, 2024	5,284,500	$53	$34,647	711,052	$(12,623)	$53,215	$(522)	$74,770
Net income	—	—	—	—	—	2,731	—	2,731
Translation adjustment	—	—	—	—	—	—	(718)	(718)
Dividends paid (per common share $0.17)	—	—	—	—	—	(756)	—	(756)
Share-based compensation expense	—	—	854	—	—	—	—	854
Restricted stock grants (net of forfeitures)	—	—	(331)	(18,938)	331	—	—	—
Treasury shares repurchased	—	—	—	7,255	(432)	—	—	(432)
Balance at March 31, 2024	5,284,500	$53	$35,170	699,369	$(12,724)	$55,190	$(1,240)	$76,449

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	(Loss) Income	Total
Balance at January 1, 2023	5,284,500	53	32,715	806,068	(13,230)	43,904	(2,868)	$60,574
Net income	—	—	—	—	—	3,324	—	3,324
Translation adjustment	—	—	—	—	—	—	613	613
Dividends paid (per common share $0.17)	—	—	—	—	—	(749)	—	(749)
Share-based compensation expense	—	—	545	—	—	—	—	545
Restricted stock grants (net of forfeitures)	—	—	(765)	(43,824)	765	—	—	—
Treasury shares repurchased	—	—	—	5,604	(214)	—	—	(214)
Balance at March 31, 2023	5,284,500	$53	$32,495	767,848	$(12,679)	$46,479	$(2,255)	$64,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three months ended
	March 31,
	2024	2023
Cash flows from operating activities
Net income	$2,731	$3,324
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization expense	871	716
Provision for doubtful accounts	45	9
Deferred income tax benefit	(77)	241
Share-based compensation expense	822	529
Amortization of discount on accounts receivable	(6)	(11)
Amortization of right-of-use assets	29	101
Changes in operating assets and liabilities:
Accounts receivable	40,435	30,345
Inventory	1,824	703
Prepaid expenses and other current assets	115	(3,696)
Vendor prepayments	—	890
Accounts payable and accrued expenses	(31,024)	9,994
Lease liability, net	(63)	(133)
Other assets and liabilities	(1,655)	598
Net cash and cash equivalents provided by operating activities	14,047	43,610

Cash flows from investing activities
Purchase of equipment and leasehold improvements	(1,180)	(1,270)
Net cash and cash equivalents used in investing activities	(1,180)	(1,270)

Cash flows from financing activities
Purchase of treasury stock	(432)	(214)
Borrowings under credit facilities	—	10,000
Repayments of borrowings under credit facilities	(4,229)	(10,000)
Repayments of borrowings under term loan	(133)	(128)
Dividends paid	(756)	(749)
Net cash and cash equivalents used in financing activities	(5,550)	(1,091)

Effect of foreign exchange rate on cash and cash equivalents	(40)	247

Net increase in cash and cash equivalents	7,277	41,496
Cash and cash equivalents at beginning of period	36,295	20,245
Cash and cash equivalents at end of period	$43,572	$61,741

Supplementary disclosure of cash flow information:
Income taxes paid	$272	$222
Interest paid	$68	$22

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2024

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

The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, stock-based compensation, evaluation of performance obligations and allocation of revenue to distinct items, contingencies and litigation. The Company bases its estimates on its historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the opinion of the Company’s management, all adjustments that are of a normal recurring nature, considered necessary for fair presentation of the results for the periods presented, have been included in the accompanying condensed consolidated financial statements. The Company’s actual results may differ from these estimates under different assumptions or conditions. The unaudited condensed consolidated statements of earnings for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities Exchange Commission for the year ended December 31, 2023.

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

2.           Recently Issued Accounting Standards:

In November 2023, the FASB issued Accounting Standards Update 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The Company adopted the update in the first quarter of 2024 and it did not have a material effect on our consolidated financial statements.

3.         Foreign Currency Translation:

Assets and liabilities of the Company’s foreign subsidiaries have been translated using the end of the reporting period exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. Foreign currency transaction gains and losses are recorded as income or expenses as amounts are settled. The net sales from our foreign operations for the three months ended March 31, 2024 and 2023 were $28.2 million and $24.6 million, respectively.

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

The purchase consideration includes approximately $2.3 million fair value for potential earn-out consideration if certain targets are achieved, payable in cash. The earn-out liability is included in current liabilities as of March 31, 2024 and December 31, 2023. There were no material changes in fair value since the acquisition date. The fair value earn-out measurement was primarily based on inputs that are not observable, which are categorized as a Level 3 measurement in the fair value hierarchy (See Note 18 – Fair Value Measurements), reflecting its assessment of the assumptions market participants would use to value these liabilities. The undiscounted payment of the earn-out can range from zero up to approximately $3.9 million and achievement is based on the post-acquisition results of Data Solutions.

In connection with the acquisition of Data Solutions on October 6, 2023, the Company acquired an invoice discounting facility (“IDF”) that is with recourse to the Company (See Note 11 – Credit Facilities). The balance outstanding under the IDF at March 31, 2024 was zero compared to $4.3 million at December 31, 2023, which is included in accounts payable and accrued expenses on the Consolidated Balance Sheets.

7.            Goodwill and Other Intangible Assets:

The following table summarizes the changes in the carrying amount of goodwill for the three months ended March 31, 2024:

	Distribution	Solutions	Consolidated
Balance January 1, 2023	$10,682	$8,281	$18,963
Goodwill acquired	7,143	—	7,143
Translation adjustments	833	243	1,076
Balance December 31, 2023	$18,658	$8,524	$27,182
Translation adjustments	(207)	(69)	(276)
Balance March 31, 2024	$18,451	$8,455	$26,906

Information related to the Company’s other intangibles, net is as follows:

	As of March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	$30,638	5,093	$25,545
Trade name	485	110	375
Total	$31,123	$5,203	$25,920

	As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	$30,968	$4,424	$26,544
Trade name	489	103	386
Total	$31,457	$4,527	$26,930

Customer relationships are amortized over thirteen years. Vendor relationships are amortized between eight and fifteen years. Trade name is amortized over fifteen years.

During the three months ended March 31, 2024 and 2023, the Company recognized total amortization expense for other intangibles, net of $0.7 million and $0.5 million, respectively.

Estimated future amortization expense of the Company’s other intangibles, net as of March 31, 2024 is as follows:

2024 (excluding the three months ended March 31, 2024)	$2,096
2025	2,795
2026	2,795
2027	2,795
2028	2,795
Thereafter	12,644
Total	$25,920

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

Information related to the Company’s ROU assets and related lease liabilities were as follows:

	Three months ended
	March 31,
	2024	2023
Cash paid for operating lease liabilities	$160	$156
Right-of-use assets obtained in exchange for new operating lease obligations	$69	$—
Weighted-average remaining lease term	2.9 years	3.9 years
Weighted-average discount rate	3.7%	3.5%

Maturities of lease liabilities as of March 31, 2024 were as follows:

2024 (excluding the three months ended March 31, 2024)	$483
2025	553
2026	548
2027	111
1,695
Less: imputed interest	(429)
Total lease liabilities	$1,266

Lease liabilities, current portion	495
Lease liabilities, net of current portion	771
Total lease liabilities	$1,266

9.            Fair Value:

The carrying amounts of financial instruments, including cash and cash equivalents, short-term accounts receivable, accounts payable and term loan approximated fair value at March 31, 2024 and December 31, 2023 because of the relative short maturity of these instruments. The Company’s accounts receivable long-term are discounted to their present value at prevailing market rates at the time of sale.

10.           Balance Sheet Detail:

Equipment and leasehold improvements consist of the following:

	March 31,	December 31,
	2024	2023
Equipment	$3,277	$3,195
Capitalized software	7,987	6,890
Buildings	694	709
Leasehold improvements	2,377	2,385
	14,335	13,179
Less accumulated depreciation and amortization	(4,445)	(4,329)
	$9,890	$8,850

During the three months ended March 31, 2024 and 2023, the Company recorded depreciation and amortization expense of $0.9 million and $0.7 million, respectively.

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

	March 31,	December 31,
	2024	2023
Total amount due from customer	$1,623	$1,637
Less: unamortized discount	(6)	(12)
Less: current portion included in accounts receivable	(865)	(828)
	$752	$797

The undiscounted cash flows to be received by the Company relating to these accounts receivable long-term is expected to be $0.8 million, $0.4 million, $0.4 million during each of the 12-month periods ending March 31, 2025, 2026, and 2027, respectively.

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2024	2023
Trade accounts payable	$189,732	$218,717
Accrued expenses	17,823	22,903
Other accounts payable and accrued expenses	5,666	8,028
	$213,221	$249,648

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

All outstanding loans issued pursuant to the Credit Agreement become due and payable, on May 18, 2028. There were no amounts outstanding under the Credit Agreement as of March 31, 2024.

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

On April 8, 2022, the Company entered into a $2.1 million term loan (the “Term Loan”) with First American Commercial Bancorp, Inc. (“First American”) pursuant to a Master Loan and Security Agreement. The proceeds from the Term Loan was used to fund certain capital expenditures. The borrowing under the Term Loan bears interest at a rate of 3.73% per annum and is being repaid over forty-eight monthly installments of principal and interest through April 2026.

At March 31, 2024 and December 31, 2023, the Company had $1.2 million and $1.3 million outstanding under the Term Loan, respectively. At March 31, 2024, future principal payments under the Term Loan are as follows:

2024 (excluding the three months ended March 31, 2024)	453
2025	562
2026	144
Total	$1,159

In connection with the acquisition of Data Solutions (See Note 6– Acquisition), the Company acquired an IDF that is with recourse to the Company. Data Solutions had previously entered into the IDF with AIB Commercial Finance Limited (“AIB”) pursuant to a Debt Purchase Agreement. The proceeds from the IDF will be used for working capital needs of Data Solutions. Borrowings under the IDF are based on accounts receivable up to 80% of the outstanding accounts receivable balance. The discount rate under the IDF is equal to 2.5% above AIB’s applicable lending rates that vary based on the currency of the accounts receivable. At March 31, 2024 and December 31, 2023, the outstanding balance under the IDF at was zero and $4.3 million, respectively, which is included in accounts payable and accrued expenses on the Consolidated Balance Sheet.

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	Three months ended
	March 31,
	2024	2023
Numerator:
Net income	$2,731	$3,324

Less distributed and undistributed income allocated to participating securities	63	83

Net income attributable to common shareholders	2,668	3,241

Denominator:
Weighted average common shares (Basic)	4,438	4,366

Weighted average common shares including assumed conversions (Diluted)	4,438	4,366

Basic net income per share	$0.60	$0.74
Diluted net income per share	$0.60	$0.74

13.        Major Customers and Vendors:

The Company had two major vendors that accounted for 16% and 10% of total purchases during the three months ended March 31, 2024, and 21% and 10%, respectively, of total purchases during the three months ended March 31, 2023.

The Company had two major customers that accounted for 20% and 15%, respectively, of its net sales during the three months ended March 31, 2024, and 19% and 14%, respectively, of its net sales during the three months ended March 31, 2023. These same customers accounted for 16% and 6%, respectively, of total net accounts receivable as of March 31, 2024, and 15% and 6%, respectively, of total net accounts receivable as of December 31, 2023.

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

15.          Stockholders’ Equity and Stock Based Compensation:

The 2021 Omnibus Incentive Plan (the “2021 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The 2021 Plan was approved by the Company’s stockholders at the 2021 Annual Meeting in June 2021. The total number of shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) initially available for award under the 2021 Plan was 500,000 shares. As of March 31, 2024, the number of shares of Common Stock available for future award grants to employees, officers and directors under the 2021 Plan is 222,130.

The 2012 Stock-Based Compensation Plan (the “2012 Plan”) authorized the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of the Company’s Common Stock initially available for award under the 2012 Plan was 600,000, which was increased to 1,000,000 shares by stockholder approval at the Company’s 2018 Annual Meeting in June 2018. Immediately prior to the replacement of the 2012 Plan by the 2021 Plan, there were 352,158 shares of Common Stock available under the 2012 Plan. The 2012 Plan has been replaced by the 2021 Plan and none of the remaining shares of

Common Stock authorized under the 2012 Plan will be transferred to or used under the 2021 Plan nor will any awards under the 2012 Plan that are forfeited increase the shares available for awards under the 2021 Plan. As of March 31, 2024, the number of shares of Common Stock available under the 2012 Plan was zero.

During the three months ended March 31, 2024, the Company granted a total of 18,938 shares of Restricted Stock to officers and employees. These shares of Restricted Stock vest immediately, over time in three equal installments or over time in sixteen equal quarterly installments.

During the three months ended March 31, 2023, the Company granted a total of 43,824 shares of Restricted Stock to officers. These shares of Restricted Stock vest over time in sixteen equal quarterly installments.

A summary of nonvested shares of Restricted Stock awards outstanding under the 2012 and 2021 Plans as of March 31, 2024, and changes during the three months then ended is as follows:

		Weighted
		Average Grant
		Date
	Shares	Fair Value
Nonvested shares at January 1, 2024	143,294	$36.48
Granted in 2024	18,938	60.19
Vested in 2024	(20,559)	34.16
Forfeited in 2024	—	—
Nonvested shares at March 31, 2024	141,673	$39.98

As of March 31, 2024, there is approximately $4.9 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.7 years.

During the three months ended March 31, 2024 and 2023, the Company recognized share-based compensation expense of $0.8 million and $0.5 million, respectively.

16.          Segment Information:

The Company distributes software developed by others through resellers indirectly to customers worldwide.  We also resell computer software and hardware developed by others and provide technical services directly to customers worldwide.

FASB ASC Topic 280, “Segment Reporting,” requires that public companies report profits and losses and certain other information on their “reportable operating segments” in their annual and interim financial statements. The internal organization used by the public company’s Chief Operating Decision Maker (“CODM”) to assess performance and allocate resources determines the basis for reportable operating segments. The Company’s Chief Executive Officer, who has been identified as the Company’s CODM, primarily uses operating income as the measure of profit or loss to assess segment performance and allocate resources. Operating income represents net sales less costs of sales, excluding depreciation and amortization expense and operating expenses. Net sales and cost of sales, excluding depreciation and amortization expense are directly attributed to each segment. The majority of operating expenses are also directly attributed to each segment, while certain other operating expenses are allocated to the segments in a reasonable manner considering the specific facts and circumstances of the expenses being allocated.

The Company is organized into two reportable operating segments. The “Distribution” segment distributes technical software to corporate resellers, value added resellers (VARs), consultants and systems integrators worldwide. The “Solutions” segment is a provider of cloud solutions and value-added reseller of software, hardware and services to customers worldwide.

As permitted by FASB ASC Topic 280, the Company has utilized the aggregation criteria in combining its operations in Canada, Europe and the United Kingdom with the domestic segments as the international operations provide the same products and services to similar clients and are considered together when the Company’s CODM decides how to allocate resources.

Segment income is based on segment revenue less the respective segment’s cost of revenues as well as segment direct costs (including such items as payroll costs and payroll related costs, such as profit sharing, incentive awards and insurance) and excluding general and administrative expenses not attributed to an individual segment business unit. The Company only identifies accounts receivable, vendor prepayments, inventory, goodwill and intangible assets by segment as shown below as “Selected Assets” by segment; it does not allocate its other assets, including capital expenditures by segment. The following segment reporting information of the Company is provided:

	Three months ended
	March 31,
	2024	2023
Net Sales:
Distribution	$86,822	$78,550
Solutions	5,600	6,490
	92,422	85,040
Gross Profit:
Distribution	$14,215	$12,728
Solutions	2,805	2,481
	17,020	15,209
Direct Costs:
Distribution	$7,376	$4,777
Solutions	1,381	1,301
	8,757	6,078
Segment Income Before Taxes: (1)
Distribution	$6,839	$7,951
Solutions	1,424	1,180
Segment Income Before Taxes	8,263	9,131

General and administrative	$3,766	$4,163
Acquisition related costs	123	22
Depreciation and amortization expense	871	713
Interest, net	203	112
Foreign currency transaction loss	(85)	44
Income before taxes	$3,621	$4,389

(1)	Excludes general corporate expenses including interest and foreign currency transaction loss

	As of	As of
	March 31,	December 31,
Selected Assets by Segment:	2024	2023

Distribution	$196,893	$242,927
Solutions	39,137	37,992
Segment Select Assets	236,030	280,919
Corporate Assets	62,292	54,179
Total Assets	$298,322	$335,098

Geographic areas and net sales mix related to operations for the three months ended March 31, 2024 and 2023 were as follows. Revenue is allocated to a geographic area based on the location of the sale, which is generally the customer’s country of domicile.

	Three months ended
	March 31, 2024
	Distribution	Solutions	Total
Geography
USA	$62,364	$1,908	$64,272
Europe and United Kingdom	18,285	3,406	21,691
Canada	6,173	286	6,459
Total net sales	$86,822	$5,600	$92,422

Timing of Revenue Recognition
Transferred at a point in time where the Company is principal (1)	$75,733	$3,558	$79,291
Transferred at a point in time where the Company is agent (2)	11,089	2,042	13,131
Total net sales	$86,822	$5,600	$92,422

	Three months ended
	March 31, 2023
	Distribution	Solutions	Total
Geography
USA	$56,743	$3,666	$60,409
Europe and United Kingdom	15,416	2,501	17,917
Canada	6,391	323	6,714
Total net sales	$78,550	$6,490	$85,040

Timing of Revenue Recognition
Transferred at a point in time where the Company is principal (1)	$68,568	$4,833	$73,401
Transferred at a point in time where the Company is agent (2)	9,982	1,657	11,639
Total net sales	$78,550	$6,490	$85,040

(1)	Includes net sales from third-party hardware and software products.

(2)	Includes net sales from third-party maintenance, software support and services.

Geographic identifiable assets related to operations as of March 31, 2024 and December 31, 2023 were as follows.

	March 31,	December 31,
Identifiable Assets by Geographic Areas	2024	2023
USA	$143,693	$171,080
Canada	30,151	23,994
Europe and United Kingdom	124,478	140,024
Total	$298,322	$335,098

17.          Related Party Transactions:

The Company made sales to a customer where a family member of one of our executives has a minority ownership position. During the three months ended March 31, 2024 and 2023, net sales to this customer totaled approximately $0.7 million and $0.5 million, respectively. Amounts due from this customer as of March 31, 2024 and December 31, 2023 were approximately $0.5 million and less than $0.1 million, respectively, which were or are expected to be settled in cash subsequent to each period end.

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of March 31, 2024 and December 31, 2023, respectively, are as follows:

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Treasury bills	$5,160	$—	$—	$5,160
Total assets	$5,160	$—	$—	$5,160

Liabilities:
Contingent earn-out	$—	$—	$4,122	$4,122
Total liabilities	$—	$—	$4,122	$4,122

	As of December 31, 2023
Assets:
Treasury bills	$5,096	$—	$—	$5,096
Total assets	$5,096	$—	$—	$5,096

Liabilities:
Contingent earn-out	$—	$—	$4,189	$4,189
Total liabilities	$—	$—	$4,189	$4,189

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

The following table presents the changes in the Company’s level 3 financial instruments measured at fair value on a recurring basis:

Balance January 1, 2023	$1,777
Data Solutions acquisition - contingent earn-out	2,227
Translation adjustments	185
Balance December 31, 2023	$4,189
Translation adjustments	(67)
Balance March 31, 2024	$4,122

There were no material changes in fair value since the respective acquisition dates associated with the contingent earn-outs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This following information should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K filed with the SEC on for the fiscal year ended December 31, 2023.  In addition to historical information, the following discussion contains certain forward-looking information.  See “Cautionary Note Regarding Forward Looking Statements” above for certain information concerning -forward-looking statements.

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

Dividend Policy and Share Repurchase Program. Historically we have sought to return value to investors through the payment of quarterly dividends and share repurchases. Total dividends paid and the dollar value of the shares repurchased were $0.7 million and $0.4 million, respectively, during the three months ended March 31, 2024. Total dividends paid and the dollar value of the shares repurchased were $0.7 million and $0.2 million, respectively, during the three months ended March 31, 2023. The payment of future dividends and share repurchases is at the discretion of our Board of Directors and dependent on results of operations, projected capital requirements, applicable legal, tax and regulatory restrictions, and other factors the Board of Directors may find relevant.

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

Financial Overview

Net sales increased 9%, or $7.4 million, to $92.4 million for the three months ended March 31, 2024 compared to $85.0 million for the same period in the prior year. Gross profit increased 12%, or $1.8 million, to $17.0 million for the three months ended March 31, 2024, compared to $15.2 million for the same period in the prior year. Selling, general and administrative (“SG&A”) expenses increased 22%, or $2.3 million, to $12.5 million for the three months ended March 31, 2024 compared to $10.2 million for the same period in the prior year. Depreciation and amortization expense increased 22%, or $0.2 million, to $0.9 million for the three months ended March 31, 2024 compared to $0.7 million for the same period in the prior year. Net income decreased 18%, or $0.5 million, to $2.8 million for the three months ended March 31, 2024 compared to $3.3 million for the same period in the prior year. Diluted income per share decreased 19%, or $0.14, to $0.60 for the three months ended March 31, 2024 compared to $0.74 for the same period in the prior year.

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

Foreign Exchange

The Company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. In cases where the Company is not able to create a natural hedge by maintaining offsetting asset and liability amounts in the same currency, it may enter into foreign exchange contracts, typically in the form of forward purchase agreements, to facilitate the hedging of foreign currency exposures to mitigate the impact of changes in foreign currency exchange rates. These contracts generally have terms of no more than two months. The Company does not apply hedge accounting to these contracts and therefore the changes in fair value are recorded in earnings. The Company does not enter into foreign exchange contracts for trading purposes and the risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the Company minimizes by limiting its counterparties to major financial institutions. There were no contracts outstanding as of March 31, 2024.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The Company adopted the update in the first quarter of 2024 and it did not have a material effect on our consolidated financial statements.

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Three months ended
	March 31,
	2024	2023
Net sales	100.0%	100.0%
Cost of sales	81.6	82.1
Gross profit	18.4	17.9
Selling, general and administrative expenses	13.5	12.0
Acquisition related costs	0.1	—
Depreciation and amortization expense	0.9	0.8
Income from operations	3.8	5.0
Other income	0.1	0.2
Income before income taxes	3.9	5.2
Income tax provision	1.0	1.3
Net income	3.0%	3.9%

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

	Three months ended
	March 31,	March 31,
	2024	2023

Net sales	$92,422	$85,040
Adjusted gross billings (Non-GAAP)	$355,269	$306,712

Gross profit	$17,020	$15,209
Gross profit - Distribution	$14,215	$12,728
Gross profit - Solutions	$2,805	$2,481

Adjusted EBITDA (Non-GAAP)	$5,538	$5,681

Gross margin % - Adjusted gross billings (Non-GAAP)	4.8%	5.0%
Effective margin % - Adjusted EBITDA (Non-GAAP)	32.5%	37.4%

We consider gross profit growth and effective margin to be key metrics in evaluating our business. During the three months ended March 31, 2024, gross profit increased 12%, or $1.8 million, to $17.0 million compared to $15.2 million for the same period in the prior year while effective margin decreased to 32.5% compared to 37.4% for the same period in the prior year.

Reconciliations of Non-GAAP Financial Measures

	Three months ended
	March 31,	March 31,
Reconciliation of net sales to adjusted gross billings (Non-GAAP):	2024	2023

Net sales	$92,422	$85,040
Costs of sales related to sales where the Company is an agent	262,847	221,672
Adjusted gross billings	$355,269	$306,712

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

	Three months ended
	March 31,	March 31,
Net income reconciled to adjusted EBITDA (Non-GAAP):	2024	2023

Net income	$2,731	$3,324
Provision for income taxes	890	1,065
Depreciation and amortization	871	713
Interest expense	101	28
EBITDA	4,593	5,130
Share-based compensation	822	529
Acquisition related costs	123	22
Adjusted EBITDA	$5,538	$5,681

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

Operating results of Data Solutions are included in our Distribution segment.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Net Sales and Adjusted Gross Billings

Net sales for the three months ended March 31, 2024 increased 9%, or $7.4 million, to $92.4 million compared to $85.0 million for the same period in the prior year. Adjusted gross billings for the three months ended March 31, 2024 increased 16%, or $48.6 million, to $355.3 million compared to $306.7 million for the same period in the prior year. Adjusted gross billings increased at a greater rate than net sales due to differences in the product mix between the two periods and an unfavorable impact of foreign exchange rates. During the three months ended March 31, 2024, adjusted gross billings included a greater percentage of security, maintenance and cloud products, which are recorded net of related cost of sales, while during the three months ended March 31, 2023, adjusted gross billings included a greater percentage of hardware and software products, which are recorded on a gross basis.

Distribution segment net sales for the three months ended March 31, 2024 increased 11%, or $8.3 million, to $86.8 million compared to $78.6 million for the same period in the prior year. Adjusted gross billings for the Distribution segment for the three months ended March 31, 2024 increased 16%, or $46.9 million, to $334.6 million compared to $287.7 million for the same period in the prior year. Net sales increased at a rate greater than adjusted gross billings due to the impact of hardware and software sales recognized during the current period in our Distribution segment, which are recorded on a gross basis.

Solutions segment net sales for the three months ended March 31, 2024, decreased 14%, or $0.9 million, to $5.6 million compared to $6.5 million for the same period in the prior year. Adjusted gross billings for the Solutions segment for the three months ended March 31, 2024 increased 9%, or $1.6 million, to $20.6 million compared to $19.0 million for the same period in the prior year. Net sales decreased while adjusted gross billings increased due to the aforementioned differences in the product mix between the two periods.

During the three months ended March 31, 2024, the Company had two major customers that accounted for 20% and 15%, respectively, of our total net sales. During the three months ended March 31, 2023, the Company had two major customers that accounted for 19% and 14%, respectively, of our total net sales.  The Company had two major vendors that accounted for 16% and 10%, respectively, of total purchases during the three months ended March 31, 2024 and 21% and 10%, respectively, of total purchases during the three months ended March 31, 2023.

Gross Profit

Gross profit for the three months ended March 31, 2024 increased 12%, or $1.8 million, to $17.0 million compared to $15.2 million for the same period in the prior year.

Distribution segment gross profit for the three months ended March 31, 2024 increased 12%, or $1.5 million, to $14.2 million compared to $12.7 million for the same period in the prior year. The increase in Distribution segment gross profit was due to organic growth from our existing vendor partnerships, partially offset by higher early pay discounts and other rebates and discounts offered to our customers as a percentage of adjusted gross billings.

Solutions segment gross profit for the three months ended March 31, 2024 increased 13%, or $0.3 million, to $2.8 million compared to $2.5 million for the same period in the prior year. This increase was driven by the aforementioned increase in adjusted gross billings compared to the same period in the prior year.

Customer rebates and discounts for the three months ended March 31, 2024 were $3.3 million compared to $3.9 million for the same period in the prior year. Customer rebates and discounts vary based on terms of rebate and early pay discount programs offered to customers and timing of payments ultimately received from our customers.

Vendor rebates and discounts for the three months ended March 31, 2024 were $1.9 million compared to $1.7 million for the same period in the prior year. Vendor rebates are dependent on programs offered by our vendors and in some cases reaching certain volume targets set by our vendors or meeting certain early payment programs offered by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended March 31, 2024 increased 22%, or $2.3 million, to $12.5 million compared to $10.2 million for the same period in the prior year. SG&A expenses were 3.5% of adjusted gross billings for the three months ended March 31, 2024, compared to 3.4% for the same period in the prior year.

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

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2024, increased 22%, or $0.2 million, to $0.9 million compared to $0.7 million for the same period in the prior year.

Acquisition Related Costs

Acquisition related costs for the three months ended March 31, 2024 were $0.1 million compared to less than $0.1 million for the same period in the prior year.

Income Taxes

For the three months ended March 31, 2024 and 2023, the Company recorded a provision for income taxes of $0.9 million and $1.1 million, respectively. The effective tax rate for the three months ended March 31, 2024 and 2023 was 24.6% and 24.3%, respectively.

Liquidity and Capital Resources

Our cash and cash equivalents as of March 31, 2024 increased 20%, or $7.3 million, to $43.6 million compared to $36.3 million as of December 31, 2023.

Net cash and cash equivalents provided by operating activities for the three months ended March 31, 2024 was $14.0 million, comprised primarily of changes in operating assets and liabilities of $9.6 million and net income adjusted for non-cash items of $4.4 million.

Net cash and cash equivalents used in investing activities during the three months ended March 31, 2024 consisted of $1.2 million purchases of fixed assets supporting our ongoing ERP project.

Net cash and cash equivalents used in financing activities during the three months ended March 31, 2024 was $5.5 million, comprised of dividend payments on our Common Stock of $0.8 million, purchases of treasury stock of $0.4 million, repayments of borrowings under term loan of $0.1 million and repayments of borrowings under credit facilities of $4.2 million.

On May 18, 2023, the Company entered into a revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPM”), providing for a revolving credit facility of up to $50.0 million, including the issuance of letters of credit and swingline loans not to exceed $2.5 million and $5.0 million, respectively, at any time outstanding. In addition, subject to certain conditions enumerated in the Credit Agreement, the Company has the right to increase the revolving credit facility by a total amount not to exceed $20.0 million. The proceeds of the revolving loans, letters of credit and swingline loans under the Credit Agreement may be used for working capital needs, general corporate purposes and for acquisitions permitted by the terms of the Credit Agreement. All outstanding loans issued pursuant to the Credit Agreement become due and payable, on May 18, 2028. There were no amounts outstanding under the Credit Agreement as of March 31, 2024.

On April 8, 2022, the Company entered into a $2.1 term loan (the “Term Loan”) with First American Commercial Bancorp, Inc. (“First American”) pursuant to a Master Loan and Security Agreement. The proceeds from the Term Loan was used to fund certain capital expenditures. The borrowing under the Term Loan bears interest at a rate of 3.73% per annum and is being repaid over forty-eight monthly installments of principal and interest through April 2026.  As of March 31, 2024, the Company had $1.2 million outstanding under the Term Loan.

In connection with the acquisition of Data Solutions, the Company acquired an invoice discounting facility (“IDF”) that is with recourse to the Company. Data Solutions had previously entered into the IDF with AIB Commercial Finance Limited (“AIB”) pursuant to a Debt Purchase Agreement. The proceeds from the IDF will be used for working capital needs of Data Solutions. Borrowings under the IDF are based on accounts receivable up to 80% of the outstanding accounts receivable balance. The discount rate under the IDF is equal to 2.5% above AIB’s applicable lending rates that vary based on the currency of the accounts receivable. At March 31, 2024, the outstanding balance under the IDF at was zero.

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

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934, as amended.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that material information relating to us is made known to the officers who certify as to our financial reports and to other members of senior management and the Board of Directors.  These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act, are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  This evaluation was carried out under the supervision and with the participation of various members of our management, including our Company’s Chief Executive Officer (principal executive officer), Vice President and Chief Financial Officer (principal financial officer) and Vice President and Chief Accounting Officer (principal accounting officer). Based upon that evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this Quarterly Report, to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

As described above, on October 6, 2023, we completed the acquisition of Data Solutions. SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from date of acquisition.  We are in the process of integrating Data Solutions operations within our internal control structure. In executing this integration, we are analyzing, evaluating, and where necessary, making changes in controls and procedures related to the Data Solutions business. Accordingly, management has excluded controls relating to Data Solutions in this quarter’s evaluation of disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the three months ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the repurchase of Common Stock by the Company and its affiliated purchasers during the first quarter of 2024.

ISSUER PURCHASE OF EQUITY SECURITIES

					Maximum
					Number of
			Total Number		Shares That
			of Shares		May Yet Be
	Total		Purchased as		Purchased
	Number		Part of Publicly		Under the
	of Shares	Average	Announced	Average	Plans or
	Purchased	Price Paid	Plans or	Price Paid	Programs
Period	(1)	Per Share	Programs	Per Share	(2)

January 1, 2024 - January 31, 2024	—	$—	—	$—	545,786
February 1, 2024 - February 29, 2024	—	$—	—	$—	545,786
March 1, 2024 - March 31, 2024	—	$—	—	$—	545,786
Total	—	$—	—	$—	545,786

(1)	Does not include 7,255 shares surrendered, or deemed surrendered, to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock.

(2)	For the quarter ended March 31, 2024, we did not repurchase any shares of our Common Stock under our share repurchase plans referred to in footnote (3) below.

(3)	On December 3, 2014, the Board of Directors of the Company approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. On February 2, 2017, the Board of Directors of the Company approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. The Company expects to purchase shares of its Common Stock from time to time in the market or otherwise subject to market conditions. The timing, number and value of shares of Common Stock repurchased are subject to the Company’s discretion. The Common Stock repurchase program does not have an expiration date.

Item 5. Other Information

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Exhibit or Annex	Filing Date	File Number

3.1	Form of Amended and Restated Certificate of Incorporation of the Company.	S-1	3.1	May 30, 1995 July 7, 1995 July 18, 1995	333-92810

3.1(a)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.	10-Q	3.1(a)	November 3, 2006	000-26408

3.1(b)	Certificate of Amendment of Restated Certificate of Information of the Company.	8-K	3.1	October 27, 2022	000-26408

3.2	Amended and Restated Bylaws of the Company.	8-K	3.1	December 8, 2022	000-26408

18.1	Letter from BDO US, PC, dated March 7, 2024	8-K	16.1	March 11, 2024	000-26408

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

101

The following financial information from Climb Global Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 2, 2023, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Stockholders’ Equity, (4) Condensed Consolidated Statements of Comprehensive Income, (5) Condensed Consolidated Statements of Cash Flows, and (6) the Notes to the Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLIMB GLOBAL SOLUTIONS, INC

May 2, 2024	By:	/s/ Dale Foster
Date		Dale Foster, Chief Executive Officer (Principal Executive Officer)

May 2, 2024	By:	/s/ Andrew Clark
Date		Andrew Clark, Vice President and Chief Financial Officer (Principal Financial Officer)

May 2, 2024	By:	/s/ Matthew Sullivan
Date		Matthew Sullivan, Vice President and Chief Accounting Officer (Principal Accounting Officer)