Form 10-Q
period 2024-06-30
Climb Global Solutions, Inc.
filed 2024-08-07
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

(Registrant’s Telephone Number)

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

There were 4,606,790 outstanding shares of common stock, par value $.01 per share (“Common Stock”) as of August 6, 2024.

CLIMB GLOBAL SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2024

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), and are intended to come within the safe harbor protection provided by those sections. The statements, other than statements of historical fact, included in this Quarterly Report are forward-looking statements.  Many of the forward-looking statements contained in this Quarterly Report  may be identified by the use of forward-looking words such as “believes,” “expects,” “intends,” “anticipates,” “plans,” “estimates,” “projects,” “forecasts,” “should,” “could,” “would,” “will,” “confident,” “may,” “can,” “potential,” “possible,” “proposed,” “in process,” “in development,” “opportunity,” “target,” “outlook,” “maintain,” “continue,” “goal,” “aim,” “commit,” or similar expressions or when we discuss our future operating results, priorities, strategy, goals, vision, mission, opportunities, projections, intentions or expectations.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Because these forward-looking statements are subject to risks and uncertainties, actual results could differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, but are not limited to, the continued acceptance of the Company’s distribution channel by vendors and customers, the timely availability and acceptance of new products, product mix, market conditions, competitive pricing pressures, the successful integration of acquisitions, contribution of key vendor relationships and support programs, including vendor rebates and discounts, as well as factors that affect the software industry in general and other factors generally. We strongly urge current and prospective investors to carefully consider the cautionary statements and risk factors contained in this report and our annual report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2024.

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

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$48,363	$36,295
Accounts receivable, net of allowance for doubtful accounts of $626 and $709, respectively	181,010	222,269
Inventory, net	1,608	3,741
Prepaid expenses and other current assets	5,816	6,755
Total current assets	236,797	269,060

Equipment and leasehold improvements, net	10,954	8,850
Goodwill	26,893	27,182
Other intangibles, net	25,182	26,930
Right-of-use assets, net	750	878
Accounts receivable, net of current portion	752	797
Other assets	974	1,077
Deferred income tax assets	468	324
Total assets	$302,770	$335,098
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$214,584	$249,648
Lease liability, current portion	468	450
Term loan, current portion	550	540
Total current liabilities	215,602	250,638

Lease liability, net of current portion	666	879
Deferred income tax liabilities	5,463	5,554
Term loan, net of current portion	474	752
Other non-current liabilities	735	2,505
Total liabilities	222,940	260,328

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 5,284,500 shares issued: 4,611,527 and 4,573,448 shares outstanding, respectively	53	53
Additional paid-in capital	35,738	34,647
Treasury stock, at cost, 672,973 and 711,052 shares, respectively	(12,462)	(12,623)
Retained earnings	57,862	53,215
Accumulated other comprehensive loss	(1,361)	(522)
Total stockholders’ equity	79,830	74,770
Total liabilities and stockholders' equity	$302,770	$335,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

(Amounts in thousands, except per share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2024	2023	2024	2023

Net sales	$184,498	$166,771	$92,076	$81,732

Cost of sales, excluding depreciation and amortization expense	148,921	137,870	73,518	68,039

Gross profit	35,577	28,901	18,558	13,693

Selling, general, and administrative expenses	25,496	21,806	12,974	11,567

Acquisition related costs	592	31	469	9

Depreciation and amortization expense	1,736	1,317	865	604

Income from operations	7,753	5,747	4,250	1,513

Other income:

Interest, net	557	441	354	330

Foreign currency transaction (loss) gain	(246)	40	(162)	(4)

Income before provision for income taxes	8,064	6,228	4,442	1,839

Provision for income taxes	1,903	1,523	1,012	458

Net income	$6,161	$4,705	$3,430	$1,381

Income per common share-Basic	$1.35	$1.05	$0.75	$0.31

Income per common share-Diluted	$1.35	$1.05	$0.75	$0.31

Weighted average common shares outstanding — Basic	4,449	4,381	4,461	4,396

Weighted average common shares outstanding — Diluted	4,449	4,381	4,461	4,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Six months ended		Three months ended
	June 30,		June 30,
	2024	2023	2024	2023

Net income	$6,161	$4,705	$3,430	$1,381

Other comprehensive (loss) income:
Foreign currency translation adjustments	(839)	1,617	(121)	1,004
Other comprehensive (loss) income	(839)	1,617	(121)	1,004

Comprehensive income	$5,322	$6,322	$3,309	$2,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	(Loss) Income	Total
Balance at January 1, 2024	5,284,500	$53	$34,647	711,052	$(12,623)	$53,215	$(522)	$74,770
Net income	—	—	—	—	—	2,731	—	2,731
Translation adjustment	—	—	—	—	—	—	(718)	(718)
Dividends paid (per common share $0.17)	—	—	—	—	—	(756)	—	(756)
Share-based compensation expense	—	—	854	—	—	—	—	854
Restricted stock grants (net of forfeitures)	—	—	(331)	(18,938)	331	—	—	—
Treasury shares repurchased	—	—	—	7,255	(432)	—	—	(432)
Balance at March 31, 2024	5,284,500	$53	$35,170	699,369	$(12,724)	$55,190	$(1,240)	$76,449
Net income	—	—	—	—	—	3,430	—	3,430
Translation adjustment	—	—	—	—	—	—	(121)	(121)
Dividends paid (per common share $0.17)	—	—	—	—	—	(758)	—	(758)
Share-based compensation expense	—	—	1,113	—	—	—	—	1,113
Restricted stock grants (net of forfeitures)	—	—	(545)	(31,213)	545	—	—	—
Treasury shares repurchased	—	—	—	4,817	(283)	—	—	(283)
Balance at June 30, 2024	5,284,500	$53	$35,738	672,973	$(12,462)	$57,862	$(1,361)	$79,830

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	(Loss) Income	Total
Balance at January 1, 2023	5,284,500	$53	$32,715	806,068	$(13,230)	$43,904	$(2,868)	$60,574
Net income	—	—	—	—	—	3,324	—	3,324
Translation adjustment	—	—	—	—	—	—	613	613
Dividends paid (per common share $0.17)	—	—	—	—	—	(749)	—	(749)
Share-based compensation expense	—	—	546	—	—	—	—	546
Restricted stock grants (net of forfeitures)	—	—	(765)	(43,824)	765	—	—	—
Treasury shares repurchased	—	—	—	5,604	(214)	—	—	(214)
Balance at March 31, 2023	5,284,500	$53	$32,496	767,848	$(12,679)	$46,479	$(2,255)	$64,094
Net income	—	—	—	—	—	1,381	—	1,381
Translation adjustment	—	—	—	—	—	—	1,004	1,004
Dividends paid (per common share $0.17)	—	—	—	—	—	(754)	—	(754)
Share-based compensation expense	—	—	2,238	—	—	—	—	2,238
Restricted stock grants (net of forfeitures)	—	—	(1,258)	(71,965)	1,258	—	—	—
Treasury shares repurchased	—	—	—	19,703	(981)	—	—	(981)
Balance at June 30, 2023	5,284,500	$53	$33,476	715,586	$(12,402)	$47,106	$(1,251)	$66,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six months ended
	June 30,
	2024	2023
Cash flows from operating activities
Net income	$6,161	$4,705
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization expense	1,736	1,317
Provision for doubtful accounts	77	24
Deferred income tax benefit	(188)	(91)
Share-based compensation expense	1,906	2,735
Amortization of discount on accounts receivable	(17)	(29)
Amortization of right-of-use assets	126	203
Changes in operating assets and liabilities:
Accounts receivable	39,751	27,735
Inventory	2,070	1,541
Prepaid expenses and other current assets	1,093	(3,450)
Vendor prepayments	—	890
Accounts payable and accrued expenses	(29,523)	(6,482)
Lease liability, net	(195)	(266)
Other assets and liabilities	(1,659)	788
Net cash and cash equivalents provided by operating activities	21,338	29,620

Cash flows from investing activities
Purchase of equipment and leasehold improvements	(2,361)	(3,025)
Net cash and cash equivalents used in investing activities	(2,361)	(3,025)

Cash flows from financing activities
Purchase of treasury stock	(715)	(1,193)
Borrowings under credit facilities	—	10,000
Repayments of borrowings under credit facilities	(4,219)	(10,000)
Repayments of borrowings under term loan	(267)	(258)
Dividends paid	(1,514)	(1,503)
Contingent consideration paid	(150)	—
Payments of deferred financing costs	—	(584)
Net cash and cash equivalents used in financing activities	(6,865)	(3,538)

Effect of foreign exchange rate on cash and cash equivalents	(44)	567

Net increase in cash and cash equivalents	12,068	23,624
Cash and cash equivalents at beginning of period	36,295	20,245
Cash and cash equivalents at end of period	$48,363	$43,869

Supplementary disclosure of cash flow information:
Income taxes paid	$2,484	$1,947
Interest paid	$96	$22

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2024

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

2.           Recently Issued Accounting Standards:

In November 2023, the FASB issued Accounting Standards Update 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The Company adopted the update in the first quarter of 2024 and it did not have a material effect on our consolidated financial statements.

3.           Foreign Currency Translation:

Assets and liabilities of the Company’s foreign subsidiaries have been translated using the end of the reporting period exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. Foreign currency transaction gains and losses are recorded as income or expenses as amounts are settled. The net sales from our foreign operations for the three months ended June 30, 2024 and 2023 were $22.9 million and $16.5 million, respectively. The net sales from our foreign operations for the six months ended June 30, 2024 and 2023 were $51.1 million and $41.1 million, respectively.

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

The purchase consideration includes approximately $2.3 million fair value for potential earn-out consideration if certain targets are achieved, payable in cash. The earn-out liability is included in current liabilities as of  June 30, 2024 and December 31, 2023. There were no material changes in fair value since the acquisition date. The fair value earn-out measurement was primarily based on inputs that are not observable, which are categorized as a Level 3 measurement in the fair value hierarchy (See Note 18 – Fair Value Measurements), reflecting its assessment of the assumptions market participants would use to value these liabilities. The undiscounted payment of the earn-out can range from zero up to approximately $3.9 million and achievement is based on the post-acquisition results of Data Solutions.

In connection with the acquisition of Data Solutions on October 6, 2023, the Company acquired an invoice discounting facility (“IDF”) that is with recourse to the Company (See Note 11 – Credit Facilities). The balance outstanding under the IDF at June 30, 2024 was zero, as the Company terminated the IDF during the period, compared to $4.3 million at December 31, 2023, which is included in accounts payable and accrued expenses on the Consolidated Balance Sheets.

7.            Goodwill and Other Intangible Assets:

The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 30, 2024:

	Distribution	Solutions	Consolidated
Balance December 31, 2023	$18,658	$8,524	$27,182
Translation adjustments	(232)	(57)	(289)
Balance June 30, 2024	$18,426	$8,467	$26,893

Information related to the Company’s other intangibles, net is as follows:

	As of June 30, 2024
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer and vendor relationships	$30,615	$5,801	$24,814
Trade name	486	118	368
Total	$31,101	$5,919	$25,182

	As of December 31, 2023
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer and vendor relationships	$30,968	$4,424	$26,544
Trade name	489	103	386
Total	$31,457	$4,527	$26,930

Customer relationships are amortized over thirteen years. Vendor relationships are amortized between eight and fifteen years. Trade name is amortized over fifteen years.

During the three months ended June 30, 2024 and 2023, the Company recognized total amortization expense for other intangibles, net of $0.7 million and $0.5 million, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized total amortization expense for other intangibles, net of $1.4 million and $1.0 million, respectively.

Estimated future amortization expense of the Company’s other intangibles, net as of June 30, 2024 is as follows:

2024 (excluding the six months ended June 30, 2024)	$1,395
2025	2,790
2026	2,790
2027	2,790
2028	2,790
Thereafter	12,627
Total	$25,182

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

Information related to the Company’s ROU assets and related lease liabilities were as follows:

	Six months ended
	June 30,
	2024	2023
Cash paid for operating lease liabilities	$320	$312
Right-of-use assets obtained in exchange for new operating lease obligations	$69	$—
Weighted-average remaining lease term (years)	2.7	3.6
Weighted-average discount rate	3.6%	3.5%

Maturities of lease liabilities as of June 30, 2024 were as follows:

2024 (excluding the six months ended June 30, 2024)	$323
2025	553
2026	548
2027	126
1,550
Less: imputed interest	(416)
Total lease liabilities	$1,134

Lease liabilities, current portion	468
Lease liabilities, net of current portion	666
Total lease liabilities	$1,134

9.            Fair Value:

The carrying amounts of financial instruments, including cash and cash equivalents, short-term accounts receivable, accounts payable and term loan approximated fair value at June 30, 2024 and  December 31, 2023 because of the relative short maturity of these instruments. The Company’s accounts receivable long-term are discounted to their present value at prevailing market rates at the time of sale.

10.         Balance Sheet Detail:

Equipment and leasehold improvements consist of the following:

	June 30,	December 31,
	2024	2023
Equipment	$3,436	$3,195
Capitalized software	9,033	6,890
Buildings	689	709
Leasehold improvements	2,378	2,385
	15,536	13,179
Less accumulated depreciation and amortization	(4,582)	(4,329)
	$10,954	$8,850

During the three months ended June 30, 2024 and 2023, depreciation and amortization expense remained consistent at $0.1 million, respectively. During the six months ended June 30, 2024 and 2023, depreciation and amortization expense remained consistent at $0.3 million, respectively.

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

	June 30,	December 31,
	2024	2023
Total amount due from customer	$1,576	$1,637
Less: unamortized discount	(15)	(12)
Less: current portion included in accounts receivable	(809)	(828)
	$752	$797

The undiscounted cash flows to be received by the Company relating to these accounts receivable long-term is expected to be $0.8 million, $0.4 million, $0.4 million during each of the 12-month periods ending June 30, 2025, 2026, and 2027, respectively.

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2024	2023
Trade accounts payable	$194,310	$218,717
Accrued expenses	15,430	22,903
Other accounts payable and accrued expenses	4,844	8,028
	$214,584	$249,648

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

All outstanding loans issued pursuant to the Credit Agreement become due and payable, on May 18, 2028. There were no amounts outstanding under the Credit Agreement as of June 30, 2024.

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

On April 8, 2022, the Company entered into a $2.1 million term loan (the “Term Loan”) with First American Commercial Bancorp, Inc. (“First American”) pursuant to a Master Loan and Security Agreement. The proceeds from the Term Loan were used to fund certain capital expenditures. The borrowing under the Term Loan bears interest at a rate of 3.73% per annum and is being repaid over forty-eight monthly installments of principal and interest through April 2026.

At June 30, 2024 and December 31, 2023, the Company had $1.0 million and $1.3 million outstanding under the Term Loan, respectively. At June 30, 2024, future principal payments under the Term Loan are as follows:

2024 (excluding the six months ended June 30, 2024)	318
2025	562
2026	144
Total	$1,024

In connection with the acquisition of Data Solutions (See Note 6– Acquisition), the Company acquired an IDF that is with recourse to the Company. Data Solutions had previously entered into the IDF with AIB Commercial Finance Limited (“AIB”) pursuant to a Debt Purchase Agreement. The Company subsequently terminated the IDF during the quarter ended June 30, 2024. The proceeds from the IDF were used for working capital needs of Data Solutions. Borrowings under the IDF were based on accounts receivable up to 80% of the outstanding accounts receivable balance. The discount rate under the IDF is equal to 2.5% above AIB’s applicable lending rates that vary based on the currency of the accounts receivable. The balance outstanding under the IDF at June 30, 2024 was zero, as the Company terminated the IDF during the period, compared to $4.3 million at December 31, 2023, which is included in accounts payable and accrued expenses on the Consolidated Balance Sheets.

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	Six months ended		Three months ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net income	$6,161	$4,705	$3,430	$1,381

Less distributed and undistributed income allocated to participating securities	146	108	84	25

Net income attributable to common shareholders	6,015	4,597	3,346	1,356

Denominator:
Weighted average common shares (Basic)	4,449	4,381	4,461	4,396

Weighted average common shares including assumed conversions (Diluted)	4,449	4,381	4,461	4,396

Basic net income per share	$1.35	$1.05	$0.75	$0.31
Diluted net income per share	$1.35	$1.05	$0.75	$0.31

13.          Major Customers and Vendors:

The Company had one major vendor that accounted for 10% of total purchases during the three months ended June 30, 2024, and 12% of total purchases during the three months ended June 30, 2023. The Company had one major vendor that accounted for 13% of total purchases during the six months ended June 30, 2024, and 17% of total purchases during the six months ended June 30, 2023.

The Company had two major customers that accounted for 18%, respectively, of its net sales during the three months ended June 30, 2024, and 22% and 14%, respectively, of its net sales during the three months ended June 30, 2023. The Company had two major customers that accounted for 19% and 16%, respectively, of its net sales during the six months ended June 30, 2024, and 21% and 14%, respectively, of its net sales during the six months ended June 30, 2023. These same customers accounted for 14% and 10%, respectively, of total net accounts receivable as of June 30, 2024, and 15% and 6%, respectively, of total net accounts receivable as of December 31, 2023.

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

15.          Stockholders’ Equity and Stock Based Compensation:

The 2021 Omnibus Incentive Plan (the “2021 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The 2021 Plan was approved by the Company’s stockholders at the 2021 Annual Meeting in June 2021. The total number of shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) initially available for award under the 2021 Plan was 500,000 shares. As of June 30, 2024, the number of shares of Common Stock available for future award grants to employees, officers and directors under the 2021 Plan is 190,917.

The 2012 Stock-Based Compensation Plan (the “2012 Plan”) authorized the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of the Company’s Common Stock initially available for award under the 2012 Plan was 600,000, which was increased to 1,000,000 shares by stockholder approval at the Company’s 2018 Annual Meeting in June 2018. Immediately prior to the replacement of the 2012 Plan by the 2021 Plan, there were 352,158 shares of Common Stock available under the 2012 Plan. The 2012 Plan has been replaced by the 2021 Plan and none of the remaining shares of Common Stock authorized under the 2012 Plan will be transferred to or used under the 2021 Plan nor will any awards under the 2012 Plan that are forfeited increase the shares available for awards under the 2021 Plan. As of June 30, 2024, the number of shares of Common Stock available under the 2012 Plan was zero.

During the six months ended June 30, 2024, the Company granted a total of 51,812 shares of Restricted Stock to directors, officers and employees. These shares of Restricted Stock vest immediately, over time in three equal installments or over time in sixteen equal quarterly installments. During the six months ended June 30, 2024, a total of 1,661 shares of Restricted Stock were forfeited.

During the six months ended June 30, 2023, the Company granted a total of 115,789 shares of Restricted Stock to officers and employees. These shares of Restricted Stock vest immediately, over time in three equal installments or over time in sixteen equal quarterly installments.

A summary of nonvested shares of Restricted Stock awards outstanding under the 2012 and 2021 Plans as of June 30, 2024, and changes during the six months then ended is as follows:

		Weighted
		Average Grant
		Date
	Shares	Fair Value
Nonvested shares at January 1, 2024	143,294	$36.48
Granted in 2024	51,812	58.83
Vested in 2024	(50,305)	35.87
Forfeited in 2024	(1,661)	42.58
Nonvested shares at June 30, 2024	143,140	$44.71

As of June 30, 2024, there is approximately $5.9 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.3 years.

During the three months ended June 30, 2024 and 2023, the Company recognized share-based compensation expense of $1.1 million and $2.2 million, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized share-based compensation expense of $1.9 million and $2.7 million, respectively.

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

	Six months ended		Three months ended
	June 30,		June 30,
	2024	2023	2024	2023
Net Sales:
Distribution	$174,663	$154,678	$87,842	$76,128
Solutions	9,835	12,093	4,234	5,604
	184,498	166,771	92,076	81,732
Gross Profit:
Distribution	$29,898	$23,801	$15,683	$11,074
Solutions	5,679	5,100	2,875	2,619
	35,577	28,901	18,558	13,693
Direct Costs:
Distribution	$14,912	$9,976	$7,535	$5,010
Solutions	2,683	2,618	1,302	1,317
	17,595	12,594	8,837	6,327
Segment Income Before Taxes: (1)
Distribution	$14,986	$13,825	$8,148	$6,064
Solutions	2,996	2,482	1,573	1,302
Segment Income Before Taxes	17,982	16,307	9,721	7,366

General and administrative	$7,901	$9,212	$4,137	$5,240
Acquisition related costs	592	31	469	9
Depreciation and amortization expense	1,736	1,317	865	604
Interest, net	557	441	354	330
Foreign currency transaction loss	(246)	40	(162)	(4)
Income before taxes	$8,064	$6,228	$4,442	$1,839

(1)	Excludes general corporate expenses including interest and foreign currency transaction loss

	As of	As of
	June 30,	December 31,
Selected Assets by Segment:	2024	2023

Distribution	$200,974	$242,927
Solutions	34,471	37,992
Segment Select Assets	235,445	280,919
Corporate Assets	67,325	54,179
Total Assets	$302,770	$335,098

Geographic areas and net sales mix related to operations for the three and six months ended June 30, 2024 and 2023 were as follows. Revenue is allocated to a geographic area based on the location of the sale, which is generally the customer’s country of domicile.

	Six months ended			Three months ended
	June 30, 2024			June 30, 2024
	Distribution	Solutions	Total	Distribution	Solutions	Total
Geography
USA	$130,450	$2,989	$133,439	$68,087	$1,081	$69,168
Europe and United Kingdom	32,642	6,284	38,926	14,357	2,877	17,234
Canada	11,571	562	12,133	5,398	276	5,674
Total net sales	$174,663	$9,835	$184,498	$87,842	$4,234	$92,076

Timing of Revenue Recognition
Transferred at a point in time where the Company is principal (1)	$151,467	$5,894	$157,361	$75,735	$2,336	$78,071
Transferred at a point in time where the Company is agent (2)	23,196	3,941	27,137	12,107	1,898	14,005
Total net sales	$174,663	$9,835	$184,498	$87,842	$4,234	$92,076

	Six months ended			Three months ended
	June 30, 2023			June 30, 2023
	Distribution	Solutions	Total	Distribution	Solutions	Total
Geography
USA	$119,387	$6,303	$125,690	$62,644	$2,637	$65,281
Europe and United Kingdom	22,550	5,089	27,639	7,134	2,589	9,723
Canada	12,741	701	13,442	6,350	378	6,728
Total net sales	$154,678	$12,093	$166,771	$76,128	$5,604	$81,732

Timing of Revenue Recognition
Transferred at a point in time where the Company is principal (1)	$136,439	$8,869	$145,308	$67,872	$4,036	$71,908
Transferred at a point in time where the Company is agent (2)	18,239	3,224	21,463	8,256	1,568	9,824
Total net sales	$154,678	$12,093	$166,771	$76,128	$5,604	$81,732

(1)	Includes net sales from third-party hardware and software products.

(2)	Includes net sales from third-party maintenance, software support and services.

Geographic identifiable assets related to operations as of  June 30, 2024 and  December 31, 2023 were as follows.

	June 30,	December 31,
Identifiable Assets by Geographic Areas	2024	2023
USA	$155,976	$171,080
Canada	26,537	23,994
Europe and United Kingdom	120,257	140,024
Total	$302,770	$335,098

17.         Related Party Transactions:

The Company made sales to a customer where a family member of one of our executives had a minority ownership position. The minority ownership position has been terminated as of June 30, 2024. During the three months ended June 30, 2024 and 2023, net sales to this customer totaled approximately zero and $0.5 million, respectively. During the six months ended June 30, 2024 and 2023, net sales to this customer totaled approximately $0.7 million and $1.0 million, respectively. Amounts due from this customer as of  June 30, 2024 and  December 31, 2023 were approximately zero and less than $0.1 million, respectively, which was settled in cash subsequent to each period end.

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of June 30, 2024 and  December 31, 2023, respectively, are as follows:

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Treasury bills	$—	$—	$—	$—
Total assets	$—	$—	$—	$—

Liabilities:
Contingent earn-out	$—	$—	$3,959	$3,959
Total liabilities	$—	$—	$3,959	$3,959

	As of December 31, 2023
Assets:
Treasury bills	$5,096	$—	$—	$5,096
Total assets	$5,096	$—	$—	$5,096

Liabilities:
Contingent earn-out	$—	$—	$4,189	$4,189
Total liabilities	$—	$—	$4,189	$4,189

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

The following table presents the changes in the Company’s level 3 financial instruments measured at fair value on a recurring basis:

Balance December 31, 2023	$4,189
Contingent earnout paid	(150)
Translation adjustments	(80)
Balance June 30, 2024	$3,959

There were no material changes in fair value since the respective acquisition dates associated with the contingent earn-outs.

19.          Subsequent Events

On July 31, 2024, Climb Global Solutions DSS, LLC (“Buyer”), a wholly-owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) and purchased the entire share capital of Douglas Stewart Software & Services, LLC ("DSS"), a Florida limited liability company, for an aggregate purchase price of approximately $20.3 million (subject to certain adjustments) plus a potential post-closing earnout payment. DSS distributes software to VARs and campus stores across North America in both the K-12 and higher education markets. The Purchase Agreement contains customary representations, warranties, covenants and indemnities. The acquisition was funded utilizing cash from the Company’s balance sheet. Due to the timing of the closing of the acquisition subsequent to the end of the reporting period, the acquisition is subject to post-closing adjustments and the purchase price allocation is not yet complete.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This following information should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K filed with the SEC on for the fiscal year ended December 31, 2023.  In addition to historical information, the following discussion contains certain forward-looking information.  See “Cautionary Note Regarding Forward-Looking Statements” above for certain information concerning -forward-looking statements.

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

Dividend Policy and Share Repurchase Program. Historically we have sought to return value to investors through the payment of quarterly dividends and share repurchases. Total dividends paid and the dollar value of the shares repurchased were $0.8 million and $0.3 million, respectively, during the three months ended June 30, 2024. Total dividends paid and the dollar value of the shares repurchased were $0.8 million and $1.0 million, respectively, during the three months ended June 30, 2023. The payment of future dividends and share repurchases is at the discretion of our Board of Directors and dependent on results of operations, projected capital requirements, applicable legal, tax and regulatory restrictions, and other factors the Board of Directors may find relevant.

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

Financial Overview

Net sales increased 13%, or $10.4 million, to $92.1 million for the three months ended June 30, 2024 compared to $81.7 million for the same period in the prior year. Gross profit increased 36%, or $4.9 million, to $18.6 million for the three months ended June 30, 2024, compared to $13.7 million for the same period in the prior year. Selling, general and administrative (“SG&A”) expenses increased 12%, or $1.4 million, to $13.0 million for the three months ended June 30, 2024 compared to $11.6 million for the same period in the prior year. Depreciation and amortization expense increased 43%, or $0.3 million, to $0.9 million for the three months ended June 30, 2024 compared to $0.6 million for the same period in the prior year. Net income increased 148%, or $2.0 million, to $3.4 million for the three months ended June 30, 2024 compared to $1.4 million for the same period in the prior year. Diluted income per share increased 142%, or $0.44, to $0.75 for the three months ended June 30, 2024 compared to $0.31 for the same period in the prior year.

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

Foreign Exchange

The Company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. In cases where the Company is not able to create a natural hedge by maintaining offsetting asset and liability amounts in the same currency, it may enter into foreign exchange contracts, typically in the form of forward purchase agreements, to facilitate the hedging of foreign currency exposures to mitigate the impact of changes in foreign currency exchange rates. These contracts generally have terms of no more than two months. The Company does not apply hedge accounting to these contracts and therefore the changes in fair value are recorded in earnings. The Company does not enter into foreign exchange contracts for trading purposes and the risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the Company minimizes by limiting its counterparties to major financial institutions. There were no contracts outstanding as of June 30, 2024.

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Six months ended		Three months ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.7	82.7	79.8	83.2
Gross profit	19.3	17.3	20.2	16.8
Selling, general and administrative expenses	13.8	13.1	14.1	14.2
Acquisition related costs	0.3	0.0	0.5	0.0
Depreciation and amortization expense	0.9	0.8	0.9	0.7
Income from operations	4.2	3.4	4.6	1.9
Other income	0.2	0.3	0.2	0.4
Income before income taxes	4.4	3.7	4.8	2.3
Income tax provision	1.0	0.9	1.1	0.6
Net income	3.3%	2.8%	3.7%	1.7%

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

	Six months ended		Three months ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023

Net sales	$184,498	$166,771	$92,076	$81,732
Adjusted gross billings (Non-GAAP)	$715,110	$581,424	$359,841	$274,712

Gross profit	$35,577	$28,901	$18,558	$13,693
Gross profit - Distribution	$29,898	$23,801	$15,683	$11,074
Gross profit - Solutions	$5,679	$5,100	$2,875	$2,619

Adjusted EBITDA (Non-GAAP)	$12,459	$10,360	$6,920	$4,679

Gross margin % - Adjusted gross billings (Non-GAAP)	5.0%	5.0%	5.2%	5.0%
Effective margin % - Adjusted EBITDA (Non-GAAP)	35.0%	35.8%	37.3%	34.2%

We consider gross profit growth and effective margin to be key metrics in evaluating our business. During the three months ended June 30, 2024, gross profit increased 36%, or $4.9 million, to $18.6 million compared to $13.7 million for the same period in the prior year while effective margin increased to 37.3% compared to 34.2% for the same period in the prior year. During the six months ended June 30, 2024, gross profit increased 23%, or $6.7 million, to $35.6 million compared to $28.9 million for the same period in the prior year while effective margin decreased to 35.0% compared to 35.8% for the same period in the prior year.

Reconciliations of Non-GAAP Financial Measures

	Six months ended		Three months ended
	June 30,	June 30,	June 30,	June 30,
Reconciliation of net sales to adjusted gross billings (Non-GAAP):	2024	2023	2024	2023

Net sales	$184,498	$166,771	$92,076	$81,732
Costs of sales related to sales where the Company is an agent	530,612	414,653	267,765	192,980
Adjusted gross billings	$715,110	$581,424	$359,841	$274,712

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

	Six months ended		Three months ended
	June 30,	June 30,	June 30,	June 30,
Net income reconciled to adjusted EBITDA (Non-GAAP):	2024	2023	2024	2023

Net income	$6,161	$4,705	$3,430	$1,381
Provision for income taxes	1,903	1,523	1,012	458
Depreciation and amortization	1,736	1,317	865	604
Interest expense	161	49	60	21
EBITDA	9,961	7,594	5,367	2,464
Share-based compensation	1,906	2,735	1,084	2,206
Acquisition related costs	592	31	469	9
Adjusted EBITDA	$12,459	$10,360	$6,920	$4,679

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

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Net Sales and Adjusted Gross Billings

Net sales for the three months ended June 30, 2024 increased 13%, or $10.4 million, to $92.1 million compared to $81.7 million for the same period in the prior year. Adjusted gross billings for the three months ended June 30, 2024 increased 31%, or $85.1 million, to $359.8 million compared to $274.7 million for the same period in the prior year. Net sales and adjusted gross billings increased due to both organic growth from our existing vendor partnerships as well as the impact of the acquisition of Data Solutions. Adjusted gross billings increased at a greater rate than net sales due to differences in the product mix between the two periods. During the three months ended June 30, 2024, adjusted gross billings included a greater percentage of security, maintenance and cloud products, which are recorded net of related cost of sales, while during the three months ended June 30, 2023, adjusted gross billings included a greater percentage of hardware and software products, which are recorded on a gross basis.

Distribution segment net sales for the three months ended June 30, 2024 increased 15%, or $11.7 million, to $87.8 million compared to $76.1 million for the same period in the prior year. Adjusted gross billings for the Distribution segment for the three months ended June 30, 2024 increased 33%, or $84.2 million, to $340.1 million compared to $255.8 million for the same period in the prior year. Net sales increased at a lesser rate than adjusted gross billings increased due to the aforementioned differences in the product mix between the two periods.

Solutions segment net sales for the three months ended June 30, 2024, decreased 24%, or $1.4 million, to $4.2 million compared to $5.6 million for the same period in the prior year. Adjusted gross billings for the Solutions segment for the three months ended June 30, 2024 increased 5%, or $0.9 million, to $19.8 million compared to $18.9 million for the same period in the prior year. Net sales decreased while adjusted gross billings increased due to the aforementioned differences in the product mix between the two periods.

During the three months ended June 30, 2024, the Company had two major customers that accounted for 18%, respectively, of our total net sales. During the three months ended June 30, 2023, the Company had two major customers that accounted for 22% and 14%, respectively, of our total net sales.  The Company had one major vendor that accounted for 10% of total purchases during the three months ended June 30, 2024 and 12% of total purchases during the three months ended June 30, 2023.

Gross Profit

Gross profit for the three months ended June 30, 2024 increased 36%, or $4.9 million, to $18.6 million compared to $13.7 million for the same period in the prior year. Gross profit increased due to both organic growth from our existing vendor partnerships as well as the impact of the acquisition of Data Solutions.

Distribution segment gross profit for the three months ended June 30, 2024 increased 42%, or $4.6 million, to $15.7 million compared to $11.1 million for the same period in the prior year. The increase in Distribution segment gross profit was due to the aforementioned organic growth from our existing vendor partnerships as well as the contribution from the acquisition of Data Solutions, partially offset by higher early pay discounts and other rebates and discounts offered to our customers as a percentage of adjusted gross billings.

Solutions segment gross profit for the three months ended June 30, 2024 increased 10%, or $0.3 million, to $2.9 million compared to $2.6 million for the same period in the prior year. This increase was driven by the aforementioned increase in adjusted gross billings compared to the same period in the prior year.

Customer rebates and discounts for the three months ended June 30, 2024 were $3.2 million compared to $2.5 million for the same period in the prior year. Customer rebates and discounts vary based on terms of rebate and early pay discount programs offered to customers and timing of payments ultimately received from our customers.

Vendor rebates and discounts for the three months ended June 30, 2024 were $1.6 million compared to $2.1 million for the same period in the prior year. Vendor rebates are dependent on programs offered by our vendors and in some cases reaching certain volume targets set by our vendors or meeting certain early payment programs offered by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended June 30, 2024 increased 12%, or $1.4 million, to $13.0 million compared to $11.6 million for the same period in the prior year primarily due to the impact of the acquisition of Data Solutions. SG&A expenses were 3.6% of adjusted gross billings for the three months ended June 30, 2024, compared to 4.2% for the same period in the prior year. The Company expects that its SG&A expenses, as a percentage of adjusted gross billings, may vary depending on changes in sales volume, as well as the levels of continuing investments to drive future growth.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2024, increased 43%, or $0.3 million, to $0.9 million compared to $0.6 million for the same period in the prior year, primarily due to the amortization of intangible assets acquired in the Data Solutions acquisition.

Acquisition Related Costs

Acquisition related costs for the three months ended June 30, 2024 were $0.5 million, which were costs incurred in conjunction with the acquisition of Douglas Stewart Software & Services, LLC discussed below, compared to less than $0.1 million for the same period in the prior year.

Income Taxes

For the three months ended June 30, 2024 and 2023, the Company recorded a provision for income taxes of $1.0 million and $0.5 million, respectively. The effective tax rate for the three months ended June 30, 2024 and 2023 was 22.8% and 24.9%, respectively. The change in effective tax rate for the three months ended June 30, 2024 compared to the same period in the prior year is a result of limitations on the deductibility of certain executive compensation amounts during the current period.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Net Sales and Adjusted Gross Billings

Net sales for the six months ended June 30, 2024 increased 11%, or $17.7 million, to $184.5 million compared to $166.8 million for the same period in the prior year. Adjusted gross billings for the six months ended June 30, 2024 increased 23%, or $133.7 million, to $715.1 million compared to $581.4 million for the same period in the prior year. Net sales and adjusted gross billings increased due to both organic growth from our existing vendor partnerships as well as the impact of the acquisition of Data Solutions. Adjusted gross billings increased at a greater rate than net sales due to differences in the product mix between the two periods and an unfavorable impact of foreign exchange rates. During the six months ended June 30, 2024, adjusted gross billings included a greater percentage of security, maintenance and cloud products, which are recorded net of related cost of sales, while during the six months ended June 30, 2023, adjusted gross billings included a greater percentage of hardware and software products, which are recorded on a gross basis.

Distribution segment net sales for the six months ended June 30, 2024 increased 13%, or $20.0 million, to $174.7 million compared to $154.7 million for the same period in the prior year. Adjusted gross billings for the Distribution segment for the six months ended June 30, 2024 increased 24%, or $131.1 million, to $674.7 million compared to $543.6 million for the same period in the prior year. Net sales increased at a lesser rate than adjusted gross billings due to the aforementioned differences in the product mix between the two periods.

Solutions segment net sales for the six months ended June 30, 2024, decreased 19%, or $2.3 million, to $9.8 million compared to $12.1 million for the same period in the prior year. Adjusted gross billings for the Solutions segment for the six months ended June 30, 2024 increased 7%, or $2.5 million, to $40.4 million compared to $37.9 million for the same period in the prior year. Net sales decreased while adjusted gross billings increased due to the aforementioned differences in the product mix between the two periods.

During the six months ended June 30, 2024, the Company had two major customers that accounted for 19% and 16%, respectively, of our total net sales. During the six months ended June 30, 2023, the Company had two major customers that accounted for 21% and 14%, respectively, of our total net sales.  The Company had one major vendor that accounted for 13%, respectively, of total purchases during the six months ended June 30, 2024 and 17% of total purchases during the six months ended June 30, 2023.

Gross Profit

Gross profit for the six months ended June 30, 2024 increased 23%, or $6.7 million, to $35.6 million compared to $28.9 million for the same period in the prior year. Gross profit increased due to both organic growth from our existing vendor partnerships as well as the impact of the acquisition of Data Solutions.

Distribution segment gross profit for the six months ended June 30, 2024 increased 26%, or $6.1 million, to $29.9 million compared to $23.8 million for the same period in the prior year. The increase in Distribution segment gross profit was due to the aforementioned organic growth from our existing vendor partnerships as well as the contribution from the acquisition of Data Solutions, partially offset by higher early pay discounts and other rebates and discounts offered to our customers as a percentage of adjusted gross billings.

Solutions segment gross profit for the six months ended June 30, 2024 increased 11%, or $0.6 million, to $5.7 million compared to $5.1 million for the same period in the prior year. This increase was driven by the aforementioned increase in adjusted gross billings compared to the same period in the prior year.

Customer rebates and discounts for the six months ended June 30, 2024 were $6.6 million compared to $6.4 million for the same period in the prior year. Customer rebates and discounts vary based on terms of rebate and early pay discount programs offered to customers and timing of payments ultimately received from our customers.

Vendor rebates and discounts for the six months ended June 30, 2024 were $3.6 million compared to $3.8 million for the same period in the prior year. Vendor rebates are dependent on programs offered by our vendors and in some cases reaching certain volume targets set by our vendors or meeting certain early payment programs offered by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully.

Selling, General and Administrative Expenses

SG&A expenses for the six months ended June 30, 2024 increased 17%, or 3.7 million, to $25.5 million compared to $21.8 million for the same period in the prior year, primarily due to the impact of the acquisition of Data Solutions. SG&A expenses were 3.6% of adjusted gross billings for the six months ended June 30, 2024, compared to 3.7% for the same period in the prior year. The Company expects that its SG&A expenses, as a percentage of adjusted gross billings, may vary depending on changes in sales volume, as well as the levels of continuing investments to drive future growth.

Depreciation and Amortization Expense

Depreciation and amortization expense for the six months ended June 30, 2024, increased 32%, or $0.4 million, to $1.7 million compared to $1.3 million for the same period in the prior year, primarily due to the amortization of intangible assets acquired in the Data Solutions acquisition.

Acquisition Related Costs

Acquisition related costs for the six months ended June 30, 2024 were $0.6 million, which were costs incurred in conjunction with the acquisition of Douglas Stewart Software & Services, LLC discussed below, compared to less than $0.1 million for the same period in the prior year.

Income Taxes

For the six months ended June 30, 2024 and 2023, the Company recorded a provision for income taxes of $1.9 million and $1.5 million, respectively. The effective tax rate for the six months ended June 30, 2024 and 2023 was 23.6% and 24.5%, respectively. The change in the effective tax rate for the six months ended June 30, 2024 compared to the same period in the prior year is a result of limitations on the deductibility of certain executive compensation amounts during the current period.

Acquisitions

Subsequent to June 30, 2024, on July 31, 2024, Climb Global Solutions DSS, LLC (“Buyer”), a wholly-owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) and purchased the entire share capital of Douglas Stewart Software & Services, LLC, a Florida limited liability company, for an aggregate purchase price of approximately $20.3 million (subject to certain adjustments) plus a potential post-closing earnout payment. The Purchase Agreement contains customary representations, warranties, covenants and indemnities.

Liquidity and Capital Resources

Our cash and cash equivalents as of June 30, 2024 increased 33%, or $12.1 million, to $48.4 million compared to $36.3 million as of December 31, 2023.

Net cash and cash equivalents provided by operating activities for the six months ended June 30, 2024 was $21.3 million, comprised primarily of changes in operating assets and liabilities of $11.5 million and net income adjusted for non-cash items of $9.8 million.

Net cash and cash equivalents used in investing activities during the six months ended June 30, 2024 consisted of $2.4 million purchases of fixed assets supporting our ongoing ERP project.

Net cash and cash equivalents used in financing activities during the six months ended June 30, 2024 was $6.9 million, comprised of dividend payments on our Common Stock of $1.5 million, purchases of treasury stock of $0.7 million, repayments of borrowings under term loan of $0.3 million and repayments of borrowings under credit facilities of $4.2 million.

Subsequent to June 30, 2024, the Company entered into the Purchase Agreement on July 31, 2024 to purchase Douglas Stewart Software & Services, LLC for an aggregate purchase price of approximately $20.3 million (subject to certain adjustments) plus a potential post-closing earnout payment.

On May 18, 2023, the Company entered into a revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPM”), providing for a revolving credit facility of up to $50.0 million, including the issuance of letters of credit and swingline loans not to exceed $2.5 million and $5.0 million, respectively, at any time outstanding. In addition, subject to certain conditions enumerated in the Credit Agreement, the Company has the right to increase the revolving credit facility by a total amount not to exceed $20.0 million. The proceeds of the revolving loans, letters of credit and swingline loans under the Credit Agreement may be used for working capital needs, general corporate purposes and for acquisitions permitted by the terms of the Credit Agreement. All outstanding loans issued pursuant to the Credit Agreement become due and payable, on May 18, 2028. There were no amounts outstanding under the Credit Agreement as of June 30, 2024.

On April 8, 2022, the Company entered into a $2.1 million term loan (the “Term Loan”) with First American Commercial Bancorp, Inc. (“First American”) pursuant to a Master Loan and Security Agreement. The proceeds from the Term Loan was used to fund certain capital expenditures. The borrowing under the Term Loan bears interest at a rate of 3.73% per annum and is being repaid over forty-eight monthly installments of principal and interest through April 2026.  As of June 30, 2024, the Company had $1.0 million outstanding under the Term Loan.

In connection with the acquisition of Data Solutions, the Company acquired an invoice discounting facility (“IDF”) that was with recourse to the Company. Data Solutions had previously entered into the IDF with AIB Commercial Finance Limited (“AIB”) pursuant to a Debt Purchase Agreement. The proceeds from the IDF were used for working capital needs of Data Solutions. Borrowings under the IDF are based on accounts receivable up to 80% of the outstanding accounts receivable balance. The discount rate under the IDF is equal to 2.5% above AIB’s applicable lending rates that vary based on the currency of the accounts receivable. At June 30, 2024, the outstanding balance under the IDF at was zero, as the Company terminated the IDF during the period.

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

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934, as amended.

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the three months ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the repurchase of Common Stock by the Company and its affiliated purchasers during the second quarter of 2024.

ISSUER PURCHASE OF EQUITY SECURITIES

					Maximum
					Number of
			Total Number		Shares That
			of Shares		May Yet Be
	Total		Purchased as		Purchased
	Number		Part of Publicly		Under the
	of Shares	Average	Announced	Average	Plans or
	Purchased	Price Paid	Plans or	Price Paid	Programs
Period	(1)	Per Share	Programs	Per Share	(2)

April 1, 2024 - April 30, 2024	—	$—	—	$—	545,786
May 1, 2024 - May 31, 2024	—	$—	—	$—	545,786
June 1, 2024 - June 30, 2024	—	$—	—	$—	545,786
Total	—	$—	—	$—	545,786

(1)

Does not include 12,072 shares surrendered, or deemed surrendered, to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock.

(2)	For the quarter ended June 30, 2024, we did not repurchase any shares of our Common Stock under our share repurchase plans referred to in footnote (3) below.

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

Item 5. Other Information

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Dale Foster, the Chief Executive Officer (principal executive officer) of the Company (furnished herewith).

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Andrew Clark, the Vice President and Chief Financial Officer (principal financial officer) of the Company (furnished herewith).

32.3

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Matthew Sullivan, the Vice President and Chief Accounting Officer (principal accounting officer) of the Company (furnished herewith).

101

The following financial information from Climb Global Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the SEC on August 7, 2024, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Stockholders’ Equity, (4) Condensed Consolidated Statements of Comprehensive Income, (5) Condensed Consolidated Statements of Cash Flows, and (6) the Notes to the Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLIMB GLOBAL SOLUTIONS, INC

August 7, 2024	By:	/s/ Dale Foster
Date		Dale Foster, Chief Executive Officer (Principal Executive Officer)

August 7, 2024	By:	/s/ Andrew Clark
Date		Andrew Clark, Vice President and Chief Financial Officer (Principal Financial Officer)

August 7, 2024	By:	/s/ Matthew Sullivan
Date		Matthew Sullivan, Vice President and Chief Accounting Officer (Principal Accounting Officer)