Form 10-Q
period 2024-09-30
Climb Global Solutions, Inc.
filed 2024-11-01
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

There were 4,606,790 outstanding shares of common stock, par value $.01 per share (“Common Stock”) as of October 31, 2024.

CLIMB GLOBAL SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2024

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

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$22,139	$36,295
Accounts receivable, net of allowance for doubtful accounts of $640 and $709, respectively	247,907	222,269
Inventory, net	4,445	3,741
Prepaid expenses and other current assets	6,629	6,755
Total current assets	281,120	269,060

Equipment and leasehold improvements, net	12,151	8,850
Goodwill	29,628	27,182
Other intangibles, net	46,041	26,930
Right-of-use assets, net	937	878
Accounts receivable, net of current portion	752	797
Other assets	863	1,077
Deferred income tax assets	448	324
Total assets	$371,940	$335,098
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$273,893	$249,648
Lease liability, current portion	533	450
Term loan, current portion	555	540
Total current liabilities	274,981	250,638

Lease liability, net of current portion	796	879
Deferred income tax liabilities	5,671	5,554
Term loan, net of current portion	334	752
Other non-current liabilities	2,490	2,505
Total liabilities	284,272	260,328

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 5,284,500 shares issued: 4,606,790 and 4,573,448 shares outstanding, respectively	53	53
Additional paid-in capital	36,676	34,647
Treasury stock, at cost, 677,710 and 711,052 shares, respectively	(12,777)	(12,623)
Retained earnings	62,560	53,215
Accumulated other comprehensive income (loss)	1,156	(522)
Total stockholders’ equity	87,668	74,770
Total liabilities and stockholders' equity	$371,940	$335,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

(Amounts in thousands, except per share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2024	2023	2024	2023

Net sales	$303,847	$245,229	$119,349	$78,457

Cost of sales, excluding depreciation and amortization expense	244,014	202,053	95,092	64,183

Gross profit	59,833	43,176	24,257	14,274

Selling, general, and administrative expenses	39,433	31,930	13,937	10,122

Acquisition related costs	1,201	277	609	246

Depreciation and amortization expense	2,933	1,934	1,197	617

Income from operations	16,266	9,035	8,514	3,289

Other income:

Interest, net	755	760	198	318

Foreign currency transaction loss	(688)	(100)	(442)	(140)

Change in fair value of acquisition contingent consideration	(1,152)	—	(1,152)	—

Income before provision for income taxes	15,181	9,695	7,118	3,467

Provision for income taxes	3,561	2,618	1,659	1,095

Net income	$11,620	$7,077	$5,459	$2,372

Income per common share-Basic	$2.54	$1.57	$1.19	$0.52

Income per common share-Diluted	$2.54	$1.57	$1.19	$0.52

Weighted average common shares outstanding — Basic	4,458	4,392	4,476	4,414

Weighted average common shares outstanding — Diluted	4,458	4,392	4,476	4,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Nine months ended		Three months ended
	September 30,		September 30,
	2024	2023	2024	2023

Net income	$11,620	$7,077	$5,459	$2,372

Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes	1,678	175	2,517	(1,442)
Other comprehensive income (loss)	1,678	175	2,517	(1,442)

Comprehensive income	$13,298	$7,252	$7,976	$930

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
Balance at January 1, 2024	5,284,500	$53	$34,647	711,052	$(12,623)	$53,215	$(522)	$74,770
Net income	—	—	—	—	—	2,731	—	2,731
Translation adjustment	—	—	—	—	—	—	(718)	(718)
Dividends paid (per common share $0.17)	—	—	—	—	—	(756)	—	(756)
Share-based compensation expense	—	—	854	—	—	—	—	854
Restricted stock grants (net of forfeitures)	—	—	(331)	(18,938)	331	—	—	—
Treasury shares repurchased	—	—	—	7,255	(432)	—	—	(432)
Balance at March 31, 2024	5,284,500	$53	$35,170	699,369	$(12,724)	$55,190	$(1,240)	$76,449
Net income	—	—	—	—	—	3,430	—	3,430
Translation adjustment	—	—	—	—	—	—	(121)	(121)
Dividends paid (per common share $0.17)	—	—	—	—	—	(758)	—	(758)
Share-based compensation expense	—	—	1,113	—	—	—	—	1,113
Restricted stock grants (net of forfeitures)	—	—	(545)	(31,213)	545	—	—	—
Treasury shares repurchased	—	—	—	4,817	(283)	—	—	(283)
Balance at June 30, 2024	5,284,500	$53	$35,738	672,973	$(12,462)	$57,862	$(1,361)	$79,830
Net income	—	—	—	—	—	5,459	—	5,459
Translation adjustment	—	—	—	—	—	—	2,517	2,517
Dividends paid (per common share $0.17)	—	—	—	—	—	(761)	—	(761)
Share-based compensation expense	—	—	938	—	—	—	—	938
Restricted stock grants (net of forfeitures)	—	—	—	—	—	—	—	—
Treasury shares repurchased	—	—	—	4,737	(315)	—	—	(315)
Balance at September 30, 2024	5,284,500	$53	$36,676	677,710	$(12,777)	$62,560	$1,156	$87,668

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
Balance at January 1, 2023	5,284,500	$53	$32,715	806,068	$(13,230)	$43,904	$(2,868)	$60,574
Net income	—	—	—	—	—	3,324	—	3,324
Translation adjustment	—	—	—	—	—	—	613	613
Dividends paid (per common share $0.17)	—	—	—	—	—	(749)	—	(749)
Share-based compensation expense	—	—	546	—	—	—	—	546
Restricted stock grants (net of forfeitures)	—	—	(765)	(43,824)	765	—	—	—
Treasury shares repurchased	—	—	—	5,604	(214)	—	—	(214)
Balance at March 31, 2023	5,284,500	$53	$32,496	767,848	$(12,679)	$46,479	$(2,255)	$64,094
Net income	—	—	—	—	—	1,381	—	1,381
Translation adjustment	—	—	—	—	—	—	1,004	1,004
Dividends paid (per common share $0.17)	—	—	—	—	—	(754)	—	(754)
Share-based compensation expense	—	—	2,238	—	—	—	—	2,238
Restricted stock grants (net of forfeitures)	—	—	(1,258)	(71,965)	1,258	—	—	—
Treasury shares repurchased	—	—	—	19,703	(981)	—	—	(981)
Balance at June 30, 2023	5,284,500	$53	$33,476	715,586	$(12,402)	$47,106	$(1,251)	$66,982
Net income	—	—	—	—	—	2,372	—	2,372
Translation adjustment	—	—	—	—	—	—	(1,442)	(1,442)
Dividends paid (per common share $0.17)	—	—	—	—	—	(754)	—	(754)
Share-based compensation expense	—	—	711	—	—	—	—	711
Restricted stock grants (net of forfeitures)	—	—	(292)	(16,737)	292	—	—	—
Treasury shares repurchased	—	—	—	6,023	(247)	—	—	(247)
Balance at September 30, 2023	5,284,500	$53	$33,895	704,872	$(12,357)	$48,724	$(2,693)	$67,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine months ended
	September 30,
	2024	2023
Cash flows from operating activities
Net income	$11,620	$7,077
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization expense	2,933	1,934
Provision for doubtful accounts	88	34
Deferred income tax benefit	(163)	(108)
Share-based compensation expense	2,810	3,422
Amortization of discount on accounts receivable	(23)	(41)
Amortization of right-of-use assets	307	304
Change in fair value of contingent earn-out consideration	1,152	—
Changes in operating assets and liabilities:
Accounts receivable	(24,145)	30,438
Inventory	(690)	2,247
Prepaid expenses and other current assets	435	(882)
Vendor prepayments	—	890
Accounts payable and accrued expenses	25,407	(8,185)
Lease liability, net	(361)	(399)
Other assets and liabilities	(1,608)	1,624
Net cash and cash equivalents provided by operating activities	17,762	38,355

Cash flows from investing activities
Purchase of equipment and leasehold improvements	(3,592)	(4,180)
Payment for acquisition	(20,672)	—
Net cash and cash equivalents used in investing activities	(24,264)	(4,180)

Cash flows from financing activities
Purchase of treasury stock	(1,030)	(1,441)
Borrowings under credit facilities	—	10,000
Repayments of borrowings under credit facilities	(4,252)	(10,000)
Repayments of borrowings under term loan	(403)	(388)
Dividends paid	(2,275)	(2,256)
Contingent consideration paid	(152)	—
Payments of deferred financing costs	—	(638)
Net cash and cash equivalents used in financing activities	(8,112)	(4,723)

Effect of foreign exchange rate on cash and cash equivalents	458	81

Net increase in cash and cash equivalents	(14,156)	29,533
Cash and cash equivalents at beginning of period	36,295	20,245
Cash and cash equivalents at end of period	$22,139	$49,778

Supplementary disclosure of cash flow information:
Income taxes paid	$2,867	$4,126
Interest paid	$177	$30

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2024

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

3.           Foreign Currency Translation:

Assets and liabilities of the Company’s foreign subsidiaries have been translated using the end of the reporting period exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. Foreign currency transaction gains and losses are recorded as income or expenses as amounts are settled. The net sales from our foreign operations for the three months ended September 30, 2024 and 2023 were $37.5 million and $14.0 million, respectively. The net sales from our foreign operations for the nine months ended September 30, 2024 and 2023 were $88.6 million and $55.0 million, respectively.

The Company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. In cases where the Company is not able to create a natural hedge by maintaining offsetting asset and liability amounts in the same currency, it may enter into foreign exchange contracts, typically in the form of forward purchase agreements, to facilitate the hedging of foreign currency exposures to mitigate the impact of changes in foreign currency exchange rates. These contracts generally have terms of no more than three months. The Company does not apply hedge accounting to these contracts and therefore the changes in fair value are recorded in earnings. The Company does not enter into foreign exchange contracts for trading purposes and the risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the Company minimizes by limiting its counterparties to major financial institutions. The Company recognized an unrealized loss of approximately $0.1 million on contracts outstanding as of September 30, 2024, which is included in foreign currency transaction loss in the Consolidated Statements of Earnings.

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

6.            Acquisition:

               Acquisition of Douglas Stewart Software & Services, LLC

On  July 31, 2024, Climb Global Solutions DSS, LLC, a wholly-owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) and purchased the entire share capital of Douglas Stewart Software & Services, LLC ("DSS"), a Florida limited liability company, for an aggregate purchase price of approximately $20.3 million (subject to certain adjustments) plus a potential post-closing earnout payment. DSS distributes software to VARs and campus stores across North America in both the K-12 and higher education markets, furthering the Company's reach into these markets. The Purchase Agreement contains customary representations, warranties, covenants and indemnities. The acquisition was funded utilizing cash from the Company’s balance sheet.

The financial position and operating results of DSS is included in the Company’s consolidated financial statements from the date of the acquisition. The Company recorded net revenue for DSS of approximately $6.8 million and net income of approximately $1.0 million during the three and nine months ended September 30, 2024, respectively.

The impact of the acquisition’s preliminary purchase price allocations on the Company’s consolidated balance sheet and the acquisition date fair value of the total consideration transferred is depicted in the table below. Due to the timing of the closing of the transaction in the third quarter of 2024, the Company has not yet completed its evaluation and determination of certain assets acquired and liabilities assumed, primarily the final valuation of goodwill and intangible assets; therefore, the final fair value of the assets acquired and liabilities assumed, which will be completed within the measurement period of up to one year from the acquisition date, may vary from the Company’s preliminary estimates:

(in thousands)
Prepaid expenses and other current assets	$773
Inventory	18
Right-of-use asset	291
Other assets	8
Accounts payable and accrued expenses	(384)
Lease liability, current portion	(88)
Lease liability, non-current portion	(249)
Intangibles - Vendor Relationships	20,630
Goodwill	1,398
Net assets	$22,397

(in thousands)
Supplementary information:
Cash paid to sellers	$20,672
Contingent earn-out	1,725
Total purchase consideration	$22,397

Intangible assets are comprised of approximately $20.6 million of vendor relationships with a weighted average amortization period of 11 years, representing the expected period of benefits. Goodwill, which was allocated to the Distribution segment, is the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company and assembled workforce. Goodwill recognized as a result of the acquisition is not deductible for income tax purposes.

The Company used the income approach to value the intangible assets, representing acquired vendor relationships. The fair value measurements were primarily based on significant inputs that are not observable, which are categorized as a Level 3 measurement in the fair value hierarchy (See Note 18 – Fair Value Measurements). Inputs used to value these intangible assets include the discount rate, projection of all future cash flows, long-term growth rates, vendor attrition rates and applicable income tax rates. The excess purchase price recorded to goodwill primarily represents the future economic benefits the Company expects to achieve as a result of combining operations and expanding vendor relationships.

The purchase consideration included approximately $1.7 million fair value for potential earn-out consideration if certain targets are achieved by September 30, 2025, payable in cash.  There were no material changes in fair value since the acquisition date. The fair value earn-out measurement was primarily based on inputs that are not observable, which are categorized as a Level 3 measurement in the fair value hierarchy (See Note 18 – Fair Value Measurements), reflecting its assessment of the assumptions market participants would use to value these liabilities. The undiscounted payment of the earn-out can range from zero up to approximately $4.2 million and achievement is based on the post-acquisition results of DSS.

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

The purchase consideration included approximately $2.3 million fair value for potential earn-out consideration if certain targets are achieved, payable in cash. As of September 30, 2024, the Company reassessed the earn-out liability and increased the fair value of the earn out liability to approximately $3.5 million, with $1.2 million adjustment recognized within change in fair value of acquisition contingent consideration during the three and nine months ended September 30, 2024. The earn-out liability is included in current liabilities as of  September 30, 2024 and December 31, 2023, as payment will be due during the fourth quarter of 2024.

In connection with the acquisition of Data Solutions on October 6, 2023, the Company acquired an invoice discounting facility (“IDF”) that is with recourse to the Company (See Note 11 – Credit Facilities). The balance outstanding under the IDF at September 30, 2024 was zero, as the Company terminated the IDF during the period, compared to $4.3 million at December 31, 2023, which is included in accounts payable and accrued expenses on the Consolidated Balance Sheets.

During the three months ended  September 30, 2024 and 2023, the Company recognized acquisition related costs of $0.6 million and $0.2 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized acquisition related costs of $1.2 million and $0.3 million. These acquisition related costs are reflected in the accompanying consolidated statements of earnings. The costs incurred during the three and nine months ended September 30, 2024 primarily related to the aforementioned DSS acquisition, while the costs incurred during the prior period three and nine months ended September 30, 2023 related to the aforementioned Data Solutions acquisition.

Pro Forma Results (unaudited)

The following unaudited pro forma financial information summarizes the results of operations for the three and nine months ended September 30, 2024 and 2023 as if the acquisition of DSS and Data Solutions has been completed as of the beginning of the three and nine months ended September 30, 2024 and 2023, respectively. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisitions and adjustments to reflect income taxes at a rate consistent with the tax rates of the local jurisdictions. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined periods.

	Nine months ended		Three months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales	$318,268	$279,918	$123,437	$94,850
Net income	$13,745	$11,217	$6,295	$4,757

7.            Goodwill and Other Intangible Assets:

The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2024:

	Distribution	Solutions	Consolidated
Balance December 31, 2023	$18,658	$8,524	$27,182
Goodwill acquired	$1,398	$—	1,398
Translation adjustments	609	439	1,048
Balance September 30, 2024	$20,665	$8,963	$29,628

Information related to the Company’s other intangibles, net is as follows:

	As of September 30, 2024
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer and vendor relationships	$52,770	$7,109	$45,661
Trade name	514	134	380
Total	$53,284	$7,243	$46,041

	As of December 31, 2023
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer and vendor relationships	$30,968	$4,424	$26,544
Trade name	489	103	386
Total	$31,457	$4,527	$26,930

Customer relationships are amortized over thirteen years. Vendor relationships are amortized between eight and fifteen years. Trade name is amortized over fifteen years.

During the three months ended September 30, 2024 and 2023, the Company recognized total amortization expense for other intangibles, net of $1.1 million and $0.5 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized total amortization expense for other intangibles, net of $2.5 million and $1.5 million, respectively.

Estimated future amortization expense of the Company’s other intangibles, net as of September 30, 2024 is as follows:

2024 (excluding the nine months ended September 30, 2024)	$1,211
2025	4,845
2026	4,845
2027	4,845
2028	4,845
Thereafter	25,450
Total	$46,041

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

Information related to the Company’s ROU assets and related lease liabilities were as follows:

	Nine months ended
	September 30,
	2024	2023
Cash paid for operating lease liabilities	$500	$467
Right-of-use assets obtained in exchange for new operating lease obligations	$360	$—
Weighted-average remaining lease term (years)	2.6	3.4
Weighted-average discount rate	4.4%	3.5%

Maturities of lease liabilities as of September 30, 2024 were as follows:

2024 (excluding the nine months ended September 30, 2024)	$188
2025	654
2026	650
2027	226
2028	17
1,735
Less: imputed interest	(406)
Total lease liabilities	$1,329

Lease liabilities, current portion	533
Lease liabilities, net of current portion	796
Total lease liabilities	$1,329

9.            Fair Value:

The carrying amounts of financial instruments, including cash and cash equivalents, short-term accounts receivable, accounts payable and term loan approximated fair value at September 30, 2024 and  December 31, 2023 because of the relative short maturity of these instruments. The Company’s accounts receivable long-term are discounted to their present value at prevailing market rates at the time of sale.

10.         Balance Sheet Detail:

Equipment and leasehold improvements consist of the following:

	September 30,	December 31,
	2024	2023
Equipment	$3,540	$3,195
Capitalized software	10,240	6,890
Buildings	717	709
Leasehold improvements	2,433	2,385
	16,931	13,179
Less accumulated depreciation and amortization	(4,780)	(4,329)
	$12,151	$8,850

During the three months ended September 30, 2024 and 2023, depreciation and amortization expense remained consistent at $0.1 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company recorded depreciation and amortization expense of $0.4 million and $0.5 million, respectively.

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

	September 30,	December 31,
	2024	2023
Total amount due from customer	$1,206	$1,637
Less: unamortized discount	(9)	(12)
Less: current portion included in accounts receivable	(445)	(828)
	$752	$797

The undiscounted cash flows to be received by the Company relating to these accounts receivable long-term is expected to be $0.4 million during each of the 12-month periods ending September 30, 2025, 2026, and 2027.

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2024	2023
Trade accounts payable	$240,630	$218,717
Accrued expenses	21,605	22,903
Other accounts payable and accrued expenses	11,658	8,028
	$273,893	$249,648

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

All outstanding loans issued pursuant to the Credit Agreement become due and payable, on May 18, 2028. There were no amounts outstanding under the Credit Agreement as of September 30, 2024.

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

At September 30, 2024 and December 31, 2023, the Company had$0.9 million and $1.3 million outstanding under the Term Loan, respectively. At September 30, 2024, future principal payments under the Term Loan are as follows:

2024 (excluding the nine months ended September 30, 2024)	183
2025	562
2026	144
Total	$889

In connection with the acquisition of Data Solutions (See Note 6– Acquisition), the Company acquired an IDF that is with recourse to the Company. Data Solutions had previously entered into the IDF with AIB Commercial Finance Limited (“AIB”) pursuant to a Debt Purchase Agreement. The Company subsequently terminated the IDF during the nine months ended September 30, 2024. The proceeds from the IDF were used for working capital needs of Data Solutions. Borrowings under the IDF were based on accounts receivable up to 80% of the outstanding accounts receivable balance. The discount rate under the IDF is equal to 2.5% above AIB’s applicable lending rates that vary based on the currency of the accounts receivable. The balance outstanding under the IDF at September 30, 2024 was zero, as the Company terminated the IDF during the period, compared to $4.3 million at December 31, 2023, which is included in accounts payable and accrued expenses on the Consolidated Balance Sheets.

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	Nine months ended		Three months ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net income	$11,620	$7,077	$5,459	$2,372

Less distributed and undistributed income allocated to participating securities	288	171	139	61

Net income attributable to common shareholders	11,332	6,906	5,320	2,311

Denominator:
Weighted average common shares (Basic)	4,458	4,392	4,476	4,414

Weighted average common shares including assumed conversions (Diluted)	4,458	4,392	4,476	4,414

Basic net income per share	$2.54	$1.57	$1.19	$0.52
Diluted net income per share	$2.54	$1.57	$1.19	$0.52

13.          Major Customers and Vendors:

The Company had one major vendor that accounted for 8% of total purchases during the three months ended September 30, 2024, and 15% of total purchases during the three months ended September 30, 2023. The Company had one major vendor that accounted for 11% of total purchases during the nine months ended September 30, 2024, and 16% of total purchases during the nine months ended September 30, 2023.

The Company had two major customers that accounted for 16% and 13%, respectively, of its net sales during the three months ended September 30, 2024, and 21% and 17%, respectively, of its net sales during the three months ended September 30, 2023. The Company had two major customers that accounted for 18% and 15%, respectively, of its net sales during the nine months ended September 30, 2024, and 21% and 15%, respectively, of its net sales during the nine months ended September 30, 2023. These same customers accounted for 13% and 6%, respectively, of total net accounts receivable as of September 30, 2024, and 15% and 6%, respectively, of total net accounts receivable as of December 31, 2023.

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

15.          Stockholders’ Equity and Stock Based Compensation:

The 2021 Omnibus Incentive Plan (the “2021 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The 2021 Plan was approved by the Company’s stockholders at the 2021 Annual Meeting in June 2021. The total number of shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) initially available for award under the 2021 Plan was 500,000 shares. As of September 30, 2024, the number of shares of Common Stock available for future award grants to employees, officers and directors under the 2021 Plan is 190,917.

The 2012 Stock-Based Compensation Plan (the “2012 Plan”) authorized the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of the Company’s Common Stock initially available for award under the 2012 Plan was 600,000, which was increased to 1,000,000 shares by stockholder approval at the Company’s 2018 Annual Meeting in June 2018. Immediately prior to the replacement of the 2012 Plan by the 2021 Plan, there were 352,158 shares of Common Stock available under the 2012 Plan. The 2012 Plan has been replaced by the 2021 Plan and none of the remaining shares of Common Stock authorized under the 2012 Plan will be transferred to or used under the 2021 Plan nor will any awards under the 2012 Plan that are forfeited increase the shares available for awards under the 2021 Plan. As of September 30, 2024, the number of shares of Common Stock available under the 2012 Plan was zero.

During the nine months ended September 30, 2024, the Company granted a total of 51,812 shares of Restricted Stock to directors, officers and employees. These shares of Restricted Stock vest immediately, over time in three equal installments or over time in sixteen equal quarterly installments. During the nine months ended September 30, 2024, a total of 1,661 shares of Restricted Stock were forfeited.

During the nine months ended September 30, 2023, the Company granted a total of 132,526 shares of Restricted Stock to officers and employees. These shares of Restricted Stock vest immediately, over time in three equal installments or over time in sixteen equal quarterly installments.

A summary of nonvested shares of Restricted Stock awards outstanding under the 2012 and 2021 Plans as of September 30, 2024, and changes during the nine months then ended is as follows:

		Weighted
		Average Grant
		Date
	Shares	Fair Value
Nonvested shares at January 1, 2024	143,294	$36.48
Granted in 2024	51,812	58.83
Vested in 2024	(64,351)	35.51
Forfeited in 2024	(1,661)	42.58
Nonvested shares at September 30, 2024	129,094	$45.85

As of September 30, 2024, there is approximately $5.2 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.2 years.

During the three months ended September 30, 2024 and 2023, the Company recognized share-based compensation expense of $0.9 million and $0.7 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized share-based compensation expense of $2.8 million and $3.4 million, respectively.

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

The Company is organized into two reportable operating segments. The “Distribution” segment distributes technical software to corporate resellers, value added resellers (VARs), consultants and systems integrators worldwide. The “Solutions” segment is a provider of cloud solutions and value-added reseller of software, hardware and services to customers worldwide. The Company's reportable segments are based on products and services delivered, and the Company's CODM decides how to assess performance and allocate resources based on segment.

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

	Nine months ended		Three months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net Sales:
Distribution	$286,523	$226,905	$111,861	$72,227
Solutions	17,324	18,324	7,488	6,230
	303,847	245,229	119,349	78,457
Gross Profit:
Distribution	$51,454	$35,472	$21,557	$11,671
Solutions	8,379	7,704	2,700	2,603
	59,833	43,176	24,257	14,274
Direct Costs:
Distribution	$23,342	$15,225	$8,430	$5,249
Solutions	4,013	3,844	1,330	1,226
	27,355	19,069	9,760	6,475
Segment Income Before Taxes: (1)
Distribution	$28,112	$20,247	$13,127	$6,422
Solutions	4,366	3,860	1,370	1,377
Segment Income Before Taxes	32,478	24,107	14,497	7,799

General and administrative	$12,078	$12,861	$4,177	$3,647
Acquisition related costs	1,201	277	609	246
Depreciation and amortization expense	2,933	1,934	1,197	617
Interest, net	755	760	198	318
Foreign currency transaction loss	(688)	(100)	(442)	(140)
Change in fair value of acquisition contingent consideration	(1,152)	—	(1,152)	—
Income before taxes	$15,181	$9,695	$7,118	$3,467

(1)	Excludes general corporate expenses including interest and foreign currency transaction loss

	As of	As of
	September 30,	December 31,
Selected Assets by Segment:	2024	2023

Distribution	$306,914	$242,927
Solutions	21,860	37,992
Segment Select Assets	328,774	280,919
Corporate Assets	43,166	54,179
Total Assets	$371,940	$335,098

Geographic areas and net sales mix related to operations for the three and nine months ended September 30, 2024 and 2023 were as follows. Revenue is allocated to a geographic area based on the location of the sale, which is generally the customer’s country of domicile.

	Nine months ended			Three months ended
	September 30, 2024			September 30, 2024
	Distribution	Solutions	Total	Distribution	Solutions	Total
Geography
USA	$208,462	$6,808	$215,270	$78,012	$3,818	$81,830
Europe and United Kingdom	62,135	9,702	71,837	29,494	3,418	32,912
Canada	15,926	814	16,740	4,355	252	4,607
Total net sales	$286,523	$17,324	$303,847	$111,861	$7,488	$119,349

Timing of Revenue Recognition
Transferred at a point in time where the Company is principal (1)	$253,027	$10,969	$263,996	$101,561	$5,074	$106,635
Transferred at a point in time where the Company is agent (2)	33,496	6,355	39,851	10,300	2,414	12,714
Total net sales	$286,523	$17,324	$303,847	$111,861	$7,488	$119,349

	Nine months ended			Three months ended
	September 30, 2023			September 30, 2023
	Distribution	Solutions	Total	Distribution	Solutions	Total
Geography
USA	$180,278	$9,908	$190,186	$60,891	$3,605	$64,496
Europe and United Kingdom	28,903	7,508	36,411	6,353	2,418	8,771
Canada	17,724	908	18,632	4,983	207	5,190
Total net sales	$226,905	$18,324	$245,229	$72,227	$6,230	$78,457

Timing of Revenue Recognition
Transferred at a point in time where the Company is principal (1)	$200,027	$13,290	$213,317	$63,587	$4,422	$68,009
Transferred at a point in time where the Company is agent (2)	26,878	5,034	31,912	8,640	1,808	10,448
Total net sales	$226,905	$18,324	$245,229	$72,227	$6,230	$78,457

(1)	Includes net sales from third-party hardware and software products.

(2)	Includes net sales from third-party maintenance, software support and services.

Geographic identifiable assets related to operations as of  September 30, 2024 and  December 31, 2023 were as follows.

	September 30,	December 31,
Identifiable Assets by Geographic Areas	2024	2023
USA	$226,717	$171,080
Canada	25,345	23,994
Europe and United Kingdom	119,878	140,024
Total	$371,940	$335,098

17.         Related Party Transactions:

The Company made sales to a customer where a family member of one of our executives previously had a minority ownership position. The minority ownership position terminated during the nine months ended September 30, 2024. During the three months ended September 30, 2024, there were no sales to this customer prior to the ownership position termination. During the three months ended September 30, 2023, net sales to this customer totaled approximately $0.3 million. During the nine months ended September 30, 2024 and 2023, net sales to this customer totaled approximately $0.7 million and $1.3 million, respectively. Amounts due from this customer as of  September 30, 2024 and  December 31, 2023 were zero and less than $0.1 million, respectively, which was settled in cash subsequent to each period end.

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of September 30, 2024 and  December 31, 2023, respectively, are as follows:

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Treasury bills	$—	$—	$—	$—
Total assets	$—	$—	$—	$—

Liabilities:
Contingent earn-out	$—	$—	$7,064	$7,064
Total liabilities	$—	$—	$7,064	$7,064

	As of December 31, 2023
Assets:
Treasury bills	$5,096	$—	$—	$5,096
Total assets	$5,096	$—	$—	$5,096

Liabilities:
Contingent earn-out	$—	$—	$4,189	$4,189
Total liabilities	$—	$—	$4,189	$4,189

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

The following table presents the changes in the Company’s level 3 financial instruments measured at fair value on a recurring basis:

Balance December 31, 2023	$4,189
DSS acquisition - contingent earn-out	1,755
Contingent earnout paid	(150)
Change in fair value of acquisition contingent consideration	1,152
Translation adjustments	118
Balance September 30, 2024	$7,064

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

Dividend Policy and Share Repurchase Program. Historically we have sought to return value to investors through the payment of quarterly dividends and share repurchases. Total dividends paid and the dollar value of the shares repurchased were $0.8 million and $0.3 million, respectively, during the three months ended September 30, 2024. Total dividends paid and the dollar value of the shares repurchased were $0.8 million and $0.2 million, respectively, during the three months ended September 30, 2023. The payment of future dividends and share repurchases is at the discretion of our Board of Directors and dependent on results of operations, projected capital requirements, applicable legal, tax and regulatory restrictions, and other factors the Board of Directors may find relevant.

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

Financial Overview

Net sales increased 52%, or $40.8 million, to $119.3 million for the three months ended September 30, 2024 compared to $78.5 million for the same period in the prior year. Gross profit increased 70%, or $10.0 million, to $24.3 million for the three months ended September 30, 2024, compared to $14.3 million for the same period in the prior year. Selling, general and administrative (“SG&A”) expenses increased 38%, or $3.8 million, to $13.9 million for the three months ended September 30, 2024 compared to $10.1 million for the same period in the prior year. Depreciation and amortization expense increased 94%, or $0.6 million, to $1.2 million for the three months ended September 30, 2024 compared to $0.6 million for the same period in the prior year. Net income increased 130%, or $3.1 million, to $5.5 million for the three months ended September 30, 2024 compared to $2.4 million for the same period in the prior year. Diluted income per share increased 129%, or $0.67 to $1.19 for the three months ended September 30, 2024 compared to $0.52 for the same period in the prior year.

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

Foreign Exchange

The Company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. In cases where the Company is not able to create a natural hedge by maintaining offsetting asset and liability amounts in the same currency, it may enter into foreign exchange contracts, typically in the form of forward purchase agreements, to facilitate the hedging of foreign currency exposures to mitigate the impact of changes in foreign currency exchange rates. These contracts generally have terms of no more than two months. The Company does not apply hedge accounting to these contracts and therefore the changes in fair value are recorded in earnings. The Company does not enter into foreign exchange contracts for trading purposes and the risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the Company minimizes by limiting its counterparties to major financial institutions. The Company recognized an unrealized loss of approximately $0.1 million on contracts outstanding as of September 30, 2024.

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Nine months ended		Three months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.3	82.4	79.7	81.8
Gross profit	19.7	17.6	20.3	18.2
Selling, general and administrative expenses	13.0	13.0	11.7	12.9
Acquisition related costs	0.4	0.1	0.5	0.3
Depreciation and amortization expense	1.0	0.8	1.0	0.8
Income from operations	5.4	3.7	7.1	4.2
Other income	0.0	0.3	(0.2)	0.2
Income before income taxes	5.0	4.0	6.0	4.4
Income tax provision	1.2	1.1	1.4	1.4
Net income	3.8%	2.9%	4.6%	3.0%

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

	Nine months ended		Three months ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023

Net sales	$303,847	$245,229	$119,349	$78,457
Adjusted gross billings (Non-GAAP)	$1,180,294	$863,339	$465,184	$281,915

Gross profit	$59,833	$43,176	$24,257	$14,274
Gross profit - Distribution	$51,454	$35,472	$21,557	$11,671
Gross profit - Solutions	$8,379	$7,704	$2,700	$2,603

Adjusted EBITDA (Non-GAAP)	$22,391	$15,422	$9,933	$5,062

Gross margin % - Adjusted gross billings (Non-GAAP)	5.1%	5.0%	5.2%	5.1%
Effective margin % - Adjusted EBITDA (Non-GAAP)	37.4%	35.7%	40.9%	35.5%

We consider gross profit growth and effective margin to be key metrics in evaluating our business. During the three months ended September 30, 2024, gross profit increased 70%, or $10.0 million, to $24.3 million compared to $14.3 million for the same period in the prior year while effective margin increased to 40.9% compared to 35.5% for the same period in the prior year. During the nine months ended September 30, 2024, gross profit increased 39%, or $16.6 million, to $59.8 million compared to $43.2 million for the same period in the prior year while effective margin increased to 37.4% compared to 35.7% for the same period in the prior year.

Reconciliations of Non-GAAP Financial Measures

	Nine months ended		Three months ended
	September 30,	September 30,	September 30,	September 30,
Reconciliation of net sales to adjusted gross billings (Non-GAAP):	2024	2023	2024	2023

Net sales	$303,847	$245,229	$119,349	$78,457
Costs of sales related to sales where the Company is an agent	876,447	618,110	345,835	203,458
Adjusted gross billings	$1,180,294	$863,339	$465,184	$281,915

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

	Nine months ended		Three months ended
	September 30,	September 30,	September 30,	September 30,
Net income reconciled to adjusted EBITDA (Non-GAAP):	2024	2023	2024	2023

Net income	$11,620	$7,077	$5,459	$2,372
Provision for income taxes	3,561	2,618	1,659	1,095
Depreciation and amortization	2,933	1,934	1,197	617
Interest expense	266	94	105	45
EBITDA	18,380	11,723	8,420	4,129
Share-based compensation	2,810	3,422	904	687
Acquisition related costs	1,201	277	609	246
Adjusted EBITDA	$22,391	$15,422	$9,933	$5,062

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

Acquisitions

On July 31, 2024, we completed the acquisition of DSS for an aggregate purchase price of approximately $20.3 million (subject to certain adjustments) plus a potential post-closing earnout payment. On October 6, 2023, we completed the acquisition of Data Solutions for an aggregate purchase price of approximately €15.0 million (equivalent to $15.9 million USD), subject to certain working capital and other adjustments, paid at closing plus a potential post-closing earn-out. The operating results of DSS and Data Solutions are included in our operating results from the dates of acquisition.

The operating results of DSS and Data Solutions are included in our Distribution segment.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Net Sales and Adjusted Gross Billings

Net sales for the three months ended September 30, 2024 increased 52%, or $40.8 million, to $119.3 million compared to $78.5 million for the same period in the prior year. Adjusted gross billings for the three months ended September 30, 2024 increased 65%, or $183.3 million, to $465.2 million compared to $281.9 million for the same period in the prior year. Net sales and adjusted gross billings increased due to both organic growth from our existing vendor partnerships as well as the impact of the acquisitions of DSS and Data Solutions. Adjusted gross billings increased at a greater rate than net sales due to differences in the product mix between the two periods. During the three months ended September 30, 2024, adjusted gross billings included a greater percentage of security, maintenance and cloud products, which are recorded net of related cost of sales, while during the three months ended September 30, 2023, adjusted gross billings included a greater percentage of hardware and software products, which are recorded on a gross basis.

Distribution segment net sales for the three months ended September 30, 2024 increased 55%, or $39.7 million, to $111.9 million compared to $72.2 million for the same period in the prior year. Adjusted gross billings for the Distribution segment for the three months ended September 30, 2024 increased 69%, or $179.8 million, to $441.4 million compared to $261.6 million for the same period in the prior year. Net sales increased at a lesser rate than adjusted gross billings increased due to the aforementioned differences in the product mix between the two periods.

Solutions segment net sales for the three months ended September 30, 2024, increased 20%, or $1.3 million, to $7.5 million compared to $6.2 million for the same period in the prior year. Adjusted gross billings for the Solutions segment for the three months ended September 30, 2024 increased 17%, or $3.5 million, to $23.8 million compared to $20.3 million for the same period in the prior year. Net sales increased at a lesser rate than adjusted gross billings due to differences in the product mix between the two periods.

During the three months ended September 30, 2024, the Company had two major customers that accounted for 16% and 13%, respectively, of our total net sales. During the three months ended September 30, 2023, the Company had two major customers that accounted for 21% and 17%, respectively, of our total net sales.  The Company had one major vendor that accounted for 8% of total purchases during the three months ended September 30, 2024 and 15% of total purchases during the three months ended September 30, 2023.

Gross Profit

Gross profit for the three months ended September 30, 2024 increased 70%, or $10.0 million, to $24.3 million compared to $14.3 million for the same period in the prior year. Gross profit increased due to both organic growth from our existing vendor partnerships as well as the impact of the acquisitions of DSS and Data Solutions.

Distribution segment gross profit for the three months ended September 30, 2024 increased 85%, or $9.9 million, to $21.6 million compared to $11.7 million for the same period in the prior year. The increase in Distribution segment gross profit was due to the aforementioned organic growth from our existing vendor partnerships as well as the contribution from the acquisitions of DSS and Data Solutions, partially offset by higher early pay discounts and other rebates and discounts offered to our customers as a percentage of adjusted gross billings.

Solutions segment gross profit for the three months ended September 30, 2024 increased 4%, or $0.1 million, to $2.7 million compared to $2.6 million for the same period in the prior year. This increase was driven by the aforementioned increase in adjusted gross billings compared to the same period in the prior year.

Customer rebates and discounts for the three months ended September 30, 2024 were $3.9 million compared to $2.8 million for the same period in the prior year. Customer rebates and discounts vary based on terms of rebate and early pay discount programs offered to customers and timing of payments ultimately received from our customers.

Vendor rebates and discounts for the three months ended September 30, 2024 were $0.8 million compared to $2.3 million for the same period in the prior year. Vendor rebates are dependent on programs offered by our vendors and in some cases reaching certain volume targets set by our vendors or meeting certain early payment programs offered by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended September 30, 2024 increased 38%, or $3.8 million, to $13.9 million compared to $10.1 million for the same period in the prior year primarily due to the impact of the acquisition of DSS. SG&A expenses were 3.0% of adjusted gross billings for the three months ended September 30, 2024, compared to 3.6% for the same period in the prior year. The Company expects that its SG&A expenses, as a percentage of adjusted gross billings, may vary depending on changes in sales volume, as well as the levels of continuing investments to drive future growth.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2024, increased 94%, or $0.6 million, to $1.2 million compared to $0.6 million for the same period in the prior year, primarily due to the amortization of intangible assets acquired in the DSS and Data Solutions acquisitions.

Acquisition Related Costs

Acquisition related costs for the three months ended September 30, 2024 were $0.6 million, which were primarily costs incurred in conjunction with the acquisition of DSS, compared to $0.2 million for the same period in the prior year, which were costs incurred in conjunction with the acquisition of Data Solutions.

Income Taxes

For the three months ended September 30, 2024 and 2023, the Company recorded a provision for income taxes of $1.7 million and $1.1 million, respectively. The effective tax rate for the three months ended September 30, 2024 and 2023 was 23.3% and 31.6%, respectively. The change in effective tax rate for the three months ended September 30, 2024 compared to the same period in the prior year was impacted by changes in the mix of jurisdictions in which taxable income was earned, as well as the prior year period included limitations on the deductibility of certain executive compensation amounts.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Net Sales and Adjusted Gross Billings

Net sales for the nine months ended September 30, 2024 increased 24%, or $58.6 million, to $303.8 million compared to $245.2 million for the same period in the prior year. Adjusted gross billings for the nine months ended September 30, 2024 increased 37%, or $317.0 million, to $1,180.3 million compared to $863.3 million for the same period in the prior year. Net sales and adjusted gross billings increased due to both organic growth from our existing vendor partnerships as well as the impact of the acquisitions of DSS and Data Solutions. Adjusted gross billings increased at a greater rate than net sales due to differences in the product mix between the two periods and an unfavorable impact of foreign exchange rates. During the nine months ended September 30, 2024, adjusted gross billings included a greater percentage of security, maintenance and cloud products, which are recorded net of related cost of sales, while during the nine months ended September 30, 2023, adjusted gross billings included a greater percentage of hardware and software products, which are recorded on a gross basis.

Distribution segment net sales for the nine months ended September 30, 2024 increased 26%, or $59.6 million, to $286.5 million compared to $226.9 million for the same period in the prior year. Adjusted gross billings for the Distribution segment for the nine months ended September 30, 2024 increased 38%, or $308.4 million, to $1113.6 million compared to $805.2 million for the same period in the prior year. Net sales increased at a lesser rate than adjusted gross billings due to the aforementioned differences in the product mix between the two periods.

Solutions segment net sales for the nine months ended September 30, 2024, decreased 6%, or $1.0 million, to 17.3 million compared to $18.3 million for the same period in the prior year. Adjusted gross billings for the Solutions segment for the nine months ended September 30, 2024 increased 15%, or $8.6 million, to $66.7 million compared to $58.1 million for the same period in the prior year. Net sales decreased while adjusted gross billings increased due to the aforementioned differences in the product mix between the two periods.

During the nine months ended September 30, 2024, the Company had two major customers that accounted for 15% and 18%, respectively, of our total net sales. During the nine months ended September 30, 2023, the Company had two major customers that accounted for 21% and 15%, respectively, of our total net sales.  The Company had one major vendor that accounted for11%,respectively, of total purchases during the nine months ended September 30, 2024 and 16% of total purchases during the nine months ended September 30, 2023.

Gross Profit

Gross profit for the nine months ended September 30, 2024 increased 39%, or $16.6 million, to $59.8 million compared to $43.2 million for the same period in the prior year. Gross profit increased due to both organic growth from our existing vendor partnerships as well as the impact of the acquisitions of DSS and Data Solutions.

Distribution segment gross profit for the nine months ended September 30, 2024 increased 45%, or $16.0 million, to $51.5 million compared to $35.5 million for the same period in the prior year. The increase in Distribution segment gross profit was due to the aforementioned organic growth from our existing vendor partnerships as well as the contribution from the acquisitions of DSS and Data Solutions, partially offset by higher early pay discounts and other rebates and discounts offered to our customers as a percentage of adjusted gross billings.

Solutions segment gross profit for the nine months ended September 30, 2024 increased 9%, or $0.7 million, to $8.4 million compared to $7.7 million for the same period in the prior year. This increase was driven by the aforementioned increase in adjusted gross billings compared to the same period in the prior year.

Customer rebates and discounts for the nine months ended September 30, 2024 were$10.4 million compared to $9.2 million for the same period in the prior year. Customer rebates and discounts vary based on terms of rebate and early pay discount programs offered to customers and timing of payments ultimately received from our customers.

Vendor rebates and discounts for the nine months ended September 30, 2024 were $4.4 million compared to $6.1 million for the same period in the prior year. Vendor rebates are dependent on programs offered by our vendors and in some cases reaching certain volume targets set by our vendors or meeting certain early payment programs offered by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully.

Selling, General and Administrative Expenses

SG&A expenses for the nine months ended September 30, 2024 increased 23%, or $7.4 million, to $39.4 million compared to $31.9 million for the same period in the prior year, primarily due to the impact of the acquisition of DSS. SG&A expenses were 3.3% of adjusted gross billings for the nine months ended September 30, 2024, compared to 3.7% for the same period in the prior year. The Company expects that its SG&A expenses, as a percentage of adjusted gross billings, may vary depending on changes in sales volume, as well as the levels of continuing investments to drive future growth.

Depreciation and Amortization Expense

Depreciation and amortization expense for the nine months ended September 30, 2024, increased 54%, or $1.1 million, to $3.0 million compared to $1.9 million for the same period in the prior year, primarily due to the amortization of intangible assets acquired in the DSS acquisition.

Acquisition Related Costs

Acquisition related costs for the nine months ended September 30, 2024 were $1.2 million, which were primarily costs incurred in conjunction with the acquisition of DSS, compared to $0.3 million for the same period in the prior year, which were costs incurred in conjunction with the acquisition of Data Solutions.

Income Taxes

For the nine months ended September 30, 2024 and 2023, the Company recorded a provision for income taxes of $3.6 million and $2.6 million, respectively. The effective tax rate for the nine months ended September 30, 2024 and 2023 was 23.5% and 27.0%, respectively. The change in the effective tax rate for the nine months ended September 30, 2024 compared to the same period in the prior year was impacted by changes in the mix of jurisdictions in which taxable income was earned, as well as the prior year period included limitations on the deductibility of certain executive compensation amounts.

Liquidity and Capital Resources

Our cash and cash equivalents as of September 30, 2024 decreased 39%, or $14.2 million, to $22.1 million compared to $36.3 million as of December 31, 2023.

Net cash and cash equivalents provided by operating activities for the nine months ended September 30, 2024 was $17.8 million, comprised primarily of net income adjusted for non-cash items of $18.7 million, partially offset by changes in operating assets and liabilities of $0.9 million.

Net cash and cash equivalents used in investing activities during the nine months ended September 30, 2024 was $24.3 million, comprised of $3.6 million purchases of fixed assets supporting our ongoing ERP project and $20.7 million payment for the DSS acquisition.

Net cash and cash equivalents used in financing activities during the nine months ended September 30, 2024 was $8.1 million, comprised of dividend payments on our Common Stock of $2.3 million, purchases of treasury stock of $1.0 million, repayments of borrowings under term loan of $0.4 million and repayments of borrowings under credit facilities of $4.2 million.

On May 18, 2023, the Company entered into a revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPM”), providing for a revolving credit facility of up to $50.0 million, including the issuance of letters of credit and swingline loans not to exceed $2.5 million and $5.0 million, respectively, at any time outstanding. In addition, subject to certain conditions enumerated in the Credit Agreement, the Company has the right to increase the revolving credit facility by a total amount not to exceed $20.0 million. The proceeds of the revolving loans, letters of credit and swingline loans under the Credit Agreement may be used for working capital needs, general corporate purposes and for acquisitions permitted by the terms of the Credit Agreement. All outstanding loans issued pursuant to the Credit Agreement become due and payable, on May 18, 2028. There were no amounts outstanding under the Credit Agreement as of September 30, 2024.

On April 8, 2022, the Company entered into a $2.1 million term loan (the “Term Loan”) with First American Commercial Bancorp, Inc. (“First American”) pursuant to a Master Loan and Security Agreement. The proceeds from the Term Loan was used to fund certain capital expenditures. The borrowing under the Term Loan bears interest at a rate of 3.73% per annum and is being repaid over forty-eight monthly installments of principal and interest through April 2026.  As of September 30, 2024, the Company had $0.9 million outstanding under the Term Loan.

In connection with the acquisition of Data Solutions, the Company acquired an invoice discounting facility (“IDF”) that was with recourse to the Company. Data Solutions had previously entered into the IDF with AIB Commercial Finance Limited (“AIB”) pursuant to a Debt Purchase Agreement. The proceeds from the IDF were used for working capital needs of Data Solutions. Borrowings under the IDF are based on accounts receivable up to 80% of the outstanding accounts receivable balance. The discount rate under the IDF is equal to 2.5% above AIB’s applicable lending rates that vary based on the currency of the accounts receivable. At September 30, 2024, the outstanding balance under the IDF at was zero, as the Company terminated the IDF during the period.

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

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934, as amended.

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

As described above, on July 31, 2024, we completed the acquisition of DSS. SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from date of acquisition. We are in the process of integrating DSS operations within our internal control structure. In executing this integration, we are analyzing, evaluating, and where necessary, making changes in controls and procedures related to the DSS business. Accordingly, management has excluded controls relating to DSS in this quarter’s evaluation of disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting. Except for the acquisition of DSS described above, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the three months ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the repurchase of Common Stock by the Company and its affiliated purchasers during the third quarter of 2024.

ISSUER PURCHASE OF EQUITY SECURITIES

					Maximum
					Number of
			Total Number		Shares That
			of Shares		May Yet Be
	Total		Purchased as		Purchased
	Number		Part of Publicly		Under the
	of Shares	Average	Announced	Average	Plans or
	Purchased	Price Paid	Plans or	Price Paid	Programs
Period	(1)	Per Share	Programs	Per Share	(2)

July 1, 2024 - July 31, 2024	—	$—	—	$—	545,786
August 1, 2024 - August 31, 2024	—	$—	—	$—	545,786
September 1, 2024 - September 30, 2024	—	$—	—	$—	545,786
Total	—	$—	—	$—	545,786

(1)

Does not include 4,737 shares surrendered, or deemed surrendered, to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock.

(2)	For the quarter ended September 30, 2024, we did not repurchase any shares of our Common Stock under our share repurchase plans referred to in footnote (3) below.

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

Item 5. Other Information

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

31.3*

Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Matthew Sullivan, the Vice President and Chief Accounting Officer (principal accounting officer) of the Company (filed herewith).

32.1#

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Dale Foster, the Chief Executive Officer (principal executive officer) of the Company (furnished herewith).

32.2#

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Andrew Clark, the Vice President and Chief Financial Officer (principal financial officer) of the Company (furnished herewith).

32.3#

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Matthew Sullivan, the Vice President and Chief Accounting Officer (principal accounting officer) of the Company (furnished herewith).

101

The following financial information from Climb Global Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed with the SEC on November 1, 2024, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Stockholders’ Equity, (4) Condensed Consolidated Statements of Comprehensive Income, (5) Condensed Consolidated Statements of Cash Flows, and (6) the Notes to the Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewithin
#	Furnished herewithin. This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLIMB GLOBAL SOLUTIONS, INC

November 1, 2024	By:	/s/ Dale Foster
Date		Dale Foster, Chief Executive Officer (Principal Executive Officer)

November 1, 2024	By:	/s/ Andrew Clark
Date		Andrew Clark, Vice President and Chief Financial Officer (Principal Financial Officer)

November 1, 2024	By:	/s/ Matthew Sullivan
Date		Matthew Sullivan, Vice President and Chief Accounting Officer (Principal Accounting Officer)