Form 10-K
period 2024-12-31
Climb Global Solutions, Inc.
filed 2025-03-11
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2024

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant computed by reference to the closing sale price for the Registrant’s Common Stock as of June 30, 2024, which was the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on The NASDAQ Global Market, was approximately $259.0 million. For purposes of this calculation, directors, officers and holders of more than 10% of the outstanding shares of Common Stock of the Registrant are deemed to be affiliates of the Registrant and the shares of Common Stock beneficially owned by them have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock as of February 24, 2025 was 4,597,295 shares.

Documents Incorporated by Reference: Portions of the Registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference in Part III herein.  The Registrant intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of the period covered by this report on Form 10-K.

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

Item 1. Business

General

The Company is a value added information technology (“IT”) distribution and solutions company. The Company primarily operates through its “Distribution” segment, which distributes emerging technologies to corporate resellers, value added resellers (“VARs”), consultants and systems integrators worldwide under the name “Climb Channel Solutions”. The Company also operates a smaller segment called “Solutions”, which is a cloud solutions provider and value-added reseller of software, hardware and services for customers worldwide under the name “Grey Matter”. Across both segments, we offer an extensive line of products from leading software vendors and tools for virtualization/cloud computing, security, networking, storage and infrastructure management, application lifecycle management and other technically sophisticated domains, as well as computer hardware.

The Company was incorporated in Delaware in 1982.  Our common stock, par value $0.01 per share (“Common Stock”), is listed on The NASDAQ Global Market under the symbol “CLMB”.

Distribution Segment

In our Distribution segment, which accounted for approximately 95% of our consolidated net sales and 86% of our consolidated gross profit during the year ended December 31, 2024, we distribute technology products from software developers, software vendors or original equipment manufacturers (“OEMs”) to resellers, and system integrators worldwide. We purchase software, maintenance/service agreements, networking/storage/security equipment and complementary products from our vendors and sell them to our reseller customers. The large majority of hardware products we sell are “drop shipped” directly to the customers, which reduces physical handling by the Company and required investment in inventory. Generally, a vendor authorizes a limited number of companies to act as distributors of their product and sell their product to resellers. Our reseller customers include VARs, corporate resellers, government resellers, system integrators, direct marketers, and national IT superstores. We combine our core strengths in customer service, marketing, distribution, credit and billing to allow our customers to achieve greater efficiencies in time to market in the IT channel in a cost-effective manner.

While our Distribution business is characterized by low gross profit as a percentage of gross billings, or gross billings margin, and price competition, we have been able to operate profitably by leveraging an efficient and scalable business model with low capital investment requirements. The large majority of the products we sell are either digital products such as license authorizations, third party maintenance contracts, or hardware that is dropped shipped to the end customer directly by the vendor. We utilize electronic digital interchange (“EDI”) and other automation to fulfill these orders on a cost-efficient basis. We also maintain relatively low inventory balances relative to our gross billings and enjoy what we believe is favorable credit from our vendor partners, allowing us to deploy a capital efficient model as reflected by our return on equity and pre-tax income as a percentage of gross profit generated.

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

The Company operates distribution facilities in Millersville, Maryland and Dublin, Ireland.

Solutions Segment

We also provide comprehensive IT solutions directly to end users through our Solutions segment, which accounted for approximately 5% of our consolidated net sales and 14% of our consolidated gross profit during the year ended December 31, 2024. Products in this segment are acquired directly from OEMs, software developers or distributors and sold to end users. We provide customer service, billing, sales and marketing support in this segment and provide extended payment terms to facilitate sales.

Acquisitions

We view acquisitions as an important part of our strategic growth plan. In 2020, we completed two acquisitions to add scale, broaden our geographic footprint, expand partner relationships and add cloud support capabilities. In 2022, we completed an acquisition that expanded our sales presence in the United Kingdom software distribution markets.

In 2023, we completed the acquisition of Data Solutions Holdings Limited (“Data Solutions”), which further expanded our geographic footprint and partner relationships in the United Kingdom and Ireland software distribution markets. In 2024, we completed the acquisition of Douglas Stewart Software & Services, LLC (“DSS”), which further strengthened our reach in the North American K-12 and higher education software distribution markets.

We plan to continue to evaluate acquisition opportunities as part of our overall capital allocation strategy and continuing growth plan.

Products

An essential part of our ongoing operations and strategic growth plan in our Distribution segment is the continued recruitment of software vendors for which we become authorized distributors of their products. Through our Distribution segment, we sell a wide variety of technology products from a broad range of software vendors and manufacturers, such as Bluebeam Software, Microsoft, Delinea, Micro Focus, SmartBear Software, SolarWinds, Sophos, TechSmith, Trend Micro, Unitrends, Tintri and Extrahop. On a continuous basis, we screen new vendors and products for inclusion in our line card based on their features, quality, price, profit margins and current market trends. Developing a diverse vendor base is a key element of our business strategy. We focus on establishing deep relationships with our vendor and reseller partners by providing specialized product training to our sales force and the use of dedicated sales teams. We have also established an efficient ordering process with our key partners through the implementation of electronic ordering and other processes adapted to their requirements. As a result, our relationships with our key vendor partners tend to be long-term in nature despite the absence of long-term contracts, with a significant portion of sales derived from annually recurring renewals of software maintenance and subscription agreements related to our partners embedded base of customers utilizing their software products. Additionally, a key part of our strategic growth plan is to provide a high level of support to select emerging technology vendors through our Climb Elevate program to develop future relationships throughout the growth cycle of a vendor partner.

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

For the year ended December 31, 2024, we had one vendor that accounted for 10% of our consolidated purchases and our largest five vendors generated approximately 29% of our consolidated purchases. For the year ended December 31, 2023, this same vendor accounted for 14% of our consolidated purchases. The loss of a key vendor or group of vendors could disrupt our product availability and otherwise have an adverse effect on the Company.

The Company predominantly sells third party software, software subscriptions, and maintenance. Sales of hardware and peripherals consistently represented 6% of our gross billings in 2024 and 2023.

Cloud

Our vendor and reseller partners are increasingly incorporating cloud and hybrid cloud products into their portfolios. An essential part of our strategic growth plan is to provide value added services to our vendor partners and customers to enhance their ability to market these products. This includes maintaining infrastructure to facilitate licensing of cloud and SaaS products, providing technical support for cloud products, and providing integration and enablement services. We currently have the ability to provide support for these cloud services in North America, the United Kingdom and Europe, and plan to continue to leverage these capabilities to provide cloud support services throughout our worldwide operations.

Marketing and Distribution

We market products through creative marketing communications, including our web sites, local seminars, events, webinars, and social media. We also use direct e-mail and printed material to introduce new products and upgrades, to cross-sell products to current customers, and to educate and inform existing and potential customers. We believe that our blend of electronic and traditional marketing and selling programs are important marketing vehicles for software vendors and manufacturers. These programs provide a cost-effective and service-oriented means to market and sell and fulfill software products and meet the needs of users.

We sell products to large, multi-national broad line resellers, sometimes referred to as direct market resellers (“DMRs”), as well as thousands of VARs, which tend to be smaller and focus on value added services to their customers. As part of our strategic growth plan, we expect to continue diversifying our customer base by offering compelling products to the VAR community as we develop our vendor partner lineup. As a result, an increasing proportion of our sales in 2024 were from VARs, driven by a continued focus on increasing sales to larger VARs with more than $1 million in annual sales. For the year ended December 31, 2024, the Company had three customers, all of which are considered DMRs, that accounted for 18%, 14% and 11%, respectively, of consolidated net sales and as of December 31, 2024, 12%, 6% and 19%, respectively, of total net accounts receivable. For the year ended December 31, 2023, there were two customers that accounted for 20%, and 15%, respectively, of consolidated net sales and as of December 31, 2023, 15% and 6%, respectively, of total net accounts receivable. Our top five customers accounted for 54% and 51% of consolidated net sales in 2024 and 2023, respectively. The loss of a key customer or a group of customers could have an adverse effect on the Company.

Net sales in Europe and the United Kingdom represented 21% and 19% of our consolidated net sales in 2024 and 2023, respectively. Net sales to customers in Canada represented 6% and 7% of our consolidated net sales in 2024 and 2023, respectively. For geographic financial information, please refer to Note 13 in the Notes to our Consolidated Financial Statements.

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

In our Distribution segment, we compete with other distributors to become an authorized distributor of products from software developers and vendors. The Company competes to gain distribution rights for new products primarily based on its reputation for successfully bringing new products to market and the strength of and quality of its relationships with software vendors and the reseller community. We also compete against other distributors to gain market share among authorized resellers for products we are authorized to distribute, based on price and level of service. We compete against much larger broad-line distributors with more resources than we have, including Arrow Electronics Inc. (NYSE: ARW), TD Synnex Corporation (NYSE: SNX) and Ingram Micro (NYSE: INGM), as well as specialty distributors. We believe we offer a compelling solution for emerging technology vendors seeking to establish the IT channel as a route to market, by offering broad distribution capabilities with more flexibility than some of our larger competitors.

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

As of December 31, 2024, the Company had 394 total employees, including 367 full-time employees. The Company is not a party to any collective bargaining agreements with its employees, has experienced no work stoppages and considers its relationships with its employees to be satisfactory.

The following table shows the Company’s approximate headcount by region:

	Americas	EMEA
Headcount	224	170

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

Company Information

Our principal executive offices are located at 4 Industrial Way West, Suite 300 Eatontown, NJ 07724, and our telephone number is (732) 389-0932.  We have operations throughout North America and Europe. Our website address is www.climbglobalsolutions.com, and the other web sites maintained by our business include www.climbcs.com, www.greymatter.com and www.dss-edu.com.  Information contained on or accessible through our websites is neither a part of this Annual Report nor incorporated by reference herein, and any references to our website and the inclusion of our website address in this Annual Report are intended to be inactive textual references only.

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

The Company has a Code of Ethics and Business Conduct that applies to all employees, officers and directors of the Company, including our Chief Executive Officer and Chief Financial Officer. We review the Code of Ethics and Business Conduct annually and consider updates as necessary. The full text of the Code of Ethics and Business Conduct, is available at our web site, http://www.climbglobalsolutions.com. The Company intends to disclose any amendment to, or waiver from, a provision of the Code of Ethics and Business Conduct that applies to its Chief Executive Officer or Chief Financial Officer on our web site.

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

Risks Related to our Business and Industry

We serve customers and have locations throughout the world and are subject to terrorist attacks, acts of war, natural disasters, global pandemic and other similar risks, which could materially adversely affect our business, financial condition, and results of operations. Terrorist attacks, acts of war, natural disasters, global pandemics or other disasters or public health concerns in regions of the world where we have operations could result in the disruption of our business. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Specifically, these acts, pandemics, disasters and health concerns can result in increased travel restrictions and extended shutdowns of certain businesses in the region, as well as social, economic, or labor instability. Disruptions in affected regions over a prolonged period could have a material adverse impact on our business and our financial results.

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

We rely on our vendor partners for product availability, marketing funds, purchasing incentives and competitive products to sell. If we are unable to maintain our relationships with our vendor partners, if the vendor partners materially change the terms of their existing agreements with us or we fail to abide by the terms of such agreements, if our vendor partners cease selling their products through distribution generally, or if supply chain shortages and other disruptions occur, our business could be materially adversely affected. We acquire products for resale both directly from manufacturers and indirectly from distributors. A substantial portion of the products we acquire are purchased from vendor partners with which we have entered into non-exclusive distribution agreements. These agreements are typically cancellable at any time or on short notice (generally 30 days). The loss of a vendor partner could cause a disruption in the availability of products. Additionally, there is no assurance that as manufacturers continue to or increasingly sell directly to end users and through the distribution channel, that they will not limit or curtail the availability of their products to distributors/resellers like us. To the extent that our vendor partners reduce the number of products they sell through the distribution channel or cease selling their products through the distribution channel entirely, experience disruptions in their supply chains, cease to continue doing business with us, or are unable to continue to meet or significantly alter their obligations, our business could be materially adversely affected. Our inability to obtain a sufficient quantity of products, or an allocation of products from a manufacturer in a way that favors one of our competitors, or competing distribution channels, relative to us, could cause us to be unable to fill clients’ orders in a timely manner, or at all, which could have a material adverse effect on our business, results of operations and financial condition. In addition, to the extent our vendor partners modify the terms of their contracts to the detriment of us, limit supplies due to capacity constraints or other factors, or cancel such contracts or exercise remedies thereunder due to our breach of contract terms, there could be a material adverse effect on our business. We also rely on our vendor partners to provide funds for us to market their products, including through our online marketing efforts, and to provide purchasing incentives to us. If any of the vendor partners that have historically provided these benefits to us decides to reduce such benefits, our expenses would increase, adversely affecting our results of operations.

The IT products and services industry is intensely competitive and actions of competitors, including manufacturers of products we sell, can negatively affect our business. Competition has been based primarily on price, product availability, speed of delivery, credit availability and quality and breadth of product lines and, increasingly, also is based on the ability to tailor specific solutions to client needs. We compete with manufacturers, including manufacturers of products we sell, as well as a large number and wide variety of marketers and resellers of IT products and services. In addition, manufacturers are increasing the volume of software products they distribute electronically directly to end-users and in the future, will likely pay lower referral fees for sales of certain software licensing agreements sold by us. Further, the manufacturer landscape has continued to experience consolidation, which could negatively impact us if the surviving, consolidated manufacturers decide to exclude us from their supply chains, and which could expose us to increased pricing and dependence on a smaller number of suppliers, among other risks. Increasing consolidation in the industries where our manufacturers operate may occur as companies combine to achieve further economies of scale and other synergies, which could result in reduced supplies, as companies seek to eliminate duplicative product lines and services, and increased prices, which could have a material adverse effect on our business. Generally, pricing is very aggressive in the industry, and we expect pricing pressures to continue. We compete for both customers and manufacturers in a highly competitive international environment against other large multinational and national distributors and resellers, as well as numerous other smaller, specialized competitors who generally focus on narrower market sectors, products, or industries. Such robust competition broadly, and within each market sector and geography, creates pricing and margin pressure and continuous demand for us to improve service and product offerings There can be no assurance that we will be able to negotiate prices as favorable as those negotiated by our competitors or that we will be able to offset the effects of price reductions with an increase in the number of clients, higher net sales, cost reductions, or greater sales of services, which service sales typically are delivered at higher gross margins, or otherwise. Price reductions by our competitors that we either cannot or choose not to match, could result in an erosion of our market share and/or reduced sales or, to the extent we match, such reductions, could result in reduced operating margins, any of which could have a material adverse effect on our business, results of operations and financial condition.

If we fail to adequately invest successfully in and introduce digital, artificial intelligence (“AI”), and other technological developments, or our suppliers are not able to continue to offer competitive components and electronic computing solutions, it could materially adversely impact results. Our industry is subject to rapid and significant technological changes, and our ability to meet our customers’ needs and expectations is key to our ability to grow sales and earnings. Our customers and suppliers increasingly expect our platforms to include digital technologies to facilitate distribution of components and electronic computing solutions over time. For example, the ability of customers to access their accounts, place orders, and otherwise interface with us using digital technology is an important aspect of the distribution industry, and distribution companies are rapidly introducing new digital and other technology-driven products and services that aim to offer a better customer experience and reduce costs. If we are unable to maintain and enhance our digital platforms, cloud platforms, and artificial intelligence related tools to keep pace with competitors and align with evolving customer and supplier expectations and demands, it could adversely impact our sales revenues and ability to retain existing, and attract new, customers.

Our sales are also partially dependent on continued innovations in solutions by our suppliers, the competitiveness of our suppliers’ offerings, and our ability to partner with new and emerging technology providers. We may have difficulty offering customers solutions that anticipate and respond to rapid and continuing changes in technology and which meet their evolving demands.

The way software products are distributed and sold is changing, and new methods of distribution and sale may emerge or expand. Software vendors have sold, and may intensify their efforts to sell, their products directly to end-users. There can be no assurances that software developers and vendors will continue using distributors and resellers to the same extent they currently do. Future efforts by software developers and vendors to bypass third-party sales channels could materially and adversely affect the Company’s business, results of operations and financial condition. In addition, resellers and software vendors may attempt to increase the volume of software products distributed electronically through ESD technology, through subscription services, and through online shopping services. Any of these competitive programs, if successful, could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company’s business and results of operations may be adversely affected if the terms and conditions of the Company’s authorizations with its vendors were to be significantly modified or if certain products become unavailable to the Company.

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

Sales of products purchased from our largest two vendors accounted for 16% of our 2024 purchases and sales from our largest five vendors generated approximately 28% of 2024 purchases. As is the case with many of our vendor and customer relationships, our contractual arrangements with these large vendors are terminable by either party upon short notice. If these contracts or our relationships with these vendors terminate for any reason, or if any of our other significant vendor relationships terminate for any reason, and we are not able to sell or procure a sufficient supply of those products from alternative sources, or at all, our financial position and results of operations would be adversely affected. Our vendors are subject to many if not all of the same (or similar) risks and uncertainties to which we are subject, as well as other risks and uncertainties, and we compete with others for their business. Accordingly, we are at a continual risk of loss of their business on account of a number of factors and forces, many of which are largely beyond our control.

In 2024, our two largest customers accounted for 32% of our net sales and our largest five customers accounted for 54% of our net sales. If any of our significant customer relationships terminate for any reason, and we are not able to replace those customers and associated revenues, our financial position and results of operations would be adversely affected.

Disruptions in our information technology and data networks could affect our ability to service our clients and cause us to incur additional expenses. We believe that our success to date has been, and future results of operations likely will be, dependent in large part upon our ability to provide prompt and efficient service to clients. Our ability to provide such services is dependent largely on the accuracy, quality and utilization of the information generated by our IT systems, which affect our ability to manage our sales, client service, distribution, inventories and accounting systems and the reliability of our data networks.

Failure to adequately maintain the security of our electronic and other confidential information could materially adversely affect our financial condition and results of operations. We are dependent upon automated information technology processes. Privacy, security, and compliance concerns have continued to increase as technology has evolved to facilitate commerce and as cross-border commerce increases. As part of our normal business activities, we collect and store certain confidential information, including personal information of employees and information about partners and clients which may be entitled to protection under several regulatory regimes. In the course of normal and customary business practice, we may share some of this information with vendors who assist us with certain aspects of our business. Moreover, the success of our operations depends upon the secure transmission of confidential and personal data over public networks, including the use of cashless payments. Although we did not have any material cybersecurity breaches in 2024, any failure on the part of us or our vendors to maintain the security of data we are required to protect, including via the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in our employees’, partners’ and clients’ confidence in us and other competitive disadvantages, and thus could have a material adverse impact on our business, financial condition and results of operations.

We rely heavily on our internal information systems, which, if not properly functioning, could materially adversely affect our business. We rely on our information systems to support daily operations and generate timely, accurate, and reliable financial and operational data. We are undergoing projects to streamline and optimize our multiple technology platforms to a consistent technology platform globally. The size and complexity of our information systems make them vulnerable to breakdown, defective software updates from our information-technology vendors, failure to keep software updated and current, and ransomware attacks. Failure to properly or adequately address such issues could impact our ability to perform necessary business operations, which could materially adversely affect our business. Technologies used in or integrated into our operations, such as cloud-based services, artificial intelligence, and automation, may cause an adverse shift in the way our existing business operations are conducted.

We depend on certain key personnel. Our future success will be largely dependent on the efforts of key management personnel for strategic and operational guidance as well as relationships with our key vendors and customers. We also believe that our future success will be largely dependent on our continued ability to attract and retain highly qualified management, sales, service, finance and technical personnel. We cannot assure you that we will be able to attract and retain such personnel. Any failure to attract, retain, motivate, and develop key executive and employee talent may materially and adversely affect our business. Further, we make a significant investment in the training of our sales account executives. Our inability to retain such personnel or to train them either rapidly enough to meet our expanding needs or in an effective manner for quickly changing market conditions could cause a decrease in the overall quality and efficiency of our sales staff, which, in turn, could have a material adverse effect on our business, results of operations and financial condition.

Changes in our global mix of earnings, tax laws, and regulations could cause fluctuations in our effective tax rate and adversely impact financial results. Our effective tax rate may be adversely affected by fluctuations in the geographic distribution of earnings, which may subject earnings to different or multiple statutory tax rates. Shifts in the business environment or changes in tax laws and regulations in each jurisdiction in which we operate may also adversely affect our effective tax rate. In recent years, numerous domestic and international tax proposals have been issued and enacted which have increased the tax burden on large multinational companies. For example, the Organization for Economic Co-operation and Development (OECD) has advanced new tax proposals affecting international taxation, including the establishment of a global minimum tax of 15%, which many countries are either considering implementing or have already implemented. Any new tax legislation could impact our tax obligations in the countries where we operate, leading to increased taxation of our international earnings. Moreover, changes to U.S. or foreign tax laws could have broader implications, including indirect effects on the economy, currency markets, inflation, or competitive dynamics, which are difficult to predict and may negatively impact us. Such tax developments could further increase uncertainty and have a material adverse impact on our, effective tax rate, and financial results.

We may explore additional growth through acquisitions. During the year ended December 31, 2024, we completed one acquisition to expand our sales presence in the United States distribution operations and bring key vendor partner relationships to our portfolio. As part of our strategic growth plan, we may pursue the acquisition of companies that either complement or expand our existing business. As a result, we regularly evaluate potential acquisition opportunities, which may be material in size and scope. In addition to those risks to which our business and the acquired businesses are generally subject, the acquisition of these businesses gives rise to transactional and transitional risks, and the risk that the anticipated benefits will not be realized.

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

The Company’s non-U.S. sales represent an increasing portion of its revenues, and consequently, the company is exposed to risks associated with operating internationally. In 2024 and 2023, approximately 27% and 26% of the Company’s net sales came from its operations outside the United States, respectively. As a result of the Company’s international sales and locations, its operations are subject to a variety of risks that are specific to international operations, including the following:

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

The terms of our debt arrangement impose restrictions on our ability to operate which in turn could negatively affect our ability to respond to business and market conditions and therefore could have an adverse effect on our business and operating results. As of December 31, 2024, we had approximately $0.8 million outstanding under our term loan with First American Commercial Bancorp and there were no amounts outstanding under our revolving credit agreement with JPMorgan Chase Bank, N.A. The terms of one or more of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our (or our subsidiaries', as applicable) ability to incur additional indebtedness or liens, or enter into certain transactions.

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

Changes to United States tariff and import/export regulations may have a negative effect on our Company and, in turn, harm us. The United States has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

Our goodwill and identifiable intangible assets could become impaired, which could reduce the value of our assets and reduce net income in the year in which the write-off occurs. Goodwill represents the excess of the cost of an acquisition over the fair value of the assets acquired. We also ascribe value to certain identifiable intangible assets, which consist primarily of vendor relationships, customer relationships and trade names, among others, as a result of acquisitions. We may incur impairment charges on goodwill or identifiable intangible assets if we determine that the fair values of the goodwill or identifiable intangible assets are less than their current carrying values. If events or circumstances occur that indicate all, or a portion, of the carrying amount of goodwill or identifiable intangible assets is or may no longer be recoverable, an impairment charge to earnings may become necessary. The Company evaluates, on a regular basis, whether events or circumstances have occurred that indicate all, or a portion, of the carrying amount of goodwill or identifiable intangible assets may no longer be recoverable, in which case an impairment charge to earnings would become necessary.

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

General Risk Factors

Global and regional economic and political conditions may have an adverse impact on our business. We are also subject to environmental laws and regulations, and may be impacted by climate change, in ways that could materially adversely affect our business. Weak economic conditions generally, sustained uncertainty about global economic and political conditions, government spending cuts and the impact of new government policies, or a tightening of credit markets, could cause our customers and potential customers to postpone or reduce spending on technology products or services or put downward pressure on prices, which could have an adverse effect on our business, results of operations or cash flows. Long-term climate change impacts, including the frequency and magnitude of severe weather events, and natural disasters, may significantly impact our operations and business, either directly or indirectly, by adversely affecting the price and availability of energy, and the supply of other services or materials throughout our supply chain, any of which could have a material adverse effect on our business. Proposed and existing efforts to address concerns over climate change by reducing greenhouse gas emissions could also directly or indirectly affect our cost of energy and other operating costs.

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

If we fail to maintain an effective system of internal controls or discovers material weaknesses in our internal controls over financial reporting, we may not be able to report our financial results accurately or timely or detect fraud, which could have a material adverse effect on our business. An effective internal control environment is necessary for us to produce reliable financial reports and is an important part of our effort to prevent financial fraud. We are required to annually evaluate the effectiveness of the design and operation of our internal controls over financial reporting. Based on these evaluations, we may conclude that enhancements, modifications, or changes to internal controls are necessary or desirable. While management evaluates the effectiveness of our internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure in human judgment. In addition, control procedures are designed to reduce rather than eliminate financial statement risk. If we fail to maintain an effective system of internal controls, or if management or our independent registered public accounting firm discovers material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud, which could have a material adverse effect on our business. In addition, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC or the NASDAQ. Any such actions could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our Common Stock to decline or limit our access to capital.

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

We regularly assess the threat landscape with a layered cybersecurity strategy based on prevention, detection, and mitigation. Our IT team reviews enterprise risk management-level cybersecurity risks annually. In addition, we have a set of Company-wide policies and procedures concerning cybersecurity matters, such as encryption standards, antivirus protection, remote access, multifactor authentication, confidential information and the use of internet, social media, email, and personal devices. The policies include standards from including, but not limited to, the National Institute of Standards and Technology framework, Payment Card Industry Data Security Standards and the Center for Internet Security Standards and are reviewed and approved by appropriate members of management. Employees must be aware of the Company’s security policies and acknowledge their understanding and compliance to each of the policies annually.

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

Item 2. Properties

The Company leases approximately 20,000 square feet of space in Eatontown, New Jersey for its corporate headquarters under a lease expiring in April 2027. Total annual rent expense for this premise is approximately $480,000. The Company subleases approximately 7,165 square feet of this space under a sublease expiring in April 2027. Total annual sublease income for this space is approximately $150,000.

In December 2024, the Company signed a new lease for office and warehouse space in Millersville, Maryland, which is approximately 7,044 square feet. The lease term for this facility is 5 years and set to expire in April 2030. The total annual rent expense is approximately $115,000. The Company also leases a satellite offices in Colorado. The total annual rent expense for the satellite office is approximately $60,000. The Company also leases office space in the United Kingdom under a lease expiring in April 2026. Total annual rent expense for this premise is approximately $55,000.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our Common Stock, par value $0.01, trade on The Nasdaq Global Market tier of The Nasdaq Stock Market under the symbol “CLMB”.

Dividends

In each of 2024 and 2023, we declared dividends totaling $0.68 per share on our Common Stock.  The payment of future dividends is at the discretion of our Board of Directors and will depend upon future earnings, results of operations, capital requirements, our financial condition, contractual restrictions, including the terms of the agreements governing our debt and any future indebtedness we may incur and other relevant factors and other factors the Board of Directors may find relevant. There can be no assurance that we will continue to pay comparable cash dividends in the future.

Shareholder Information

As of February 6, 2025, there were approximately 16 record holders of our Common Stock. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by banks, broker or other nominees.

Purchases of Equity Securities

The table below sets forth the share repurchase activity of Common Stock by the Company and its affiliates during the fourth quarter of 2024:

					Maximum
					Number of
			Total Number		Shares That
			of Shares		May Yet Be
	Total		Purchased as		Purchased
	Number		Part of Publicly		Under the
	of Shares	Average	Announced	Average	Plans or
	Purchased	Price Paid	Plans or	Price Paid	Programs
Period	(1)	Per Share	Programs	Per Share	(2)

October 1, 2024 - October 31, 2024	—	$—	—	$—	545,786
November 1, 2024 - November 30, 2024	—	$—	—	$—	545,786
December 1, 2024 - December 31, 2024	—	$—	—	$—	545,786
Total	—	$—	—	$—	545,786

(1)	For the year ended December 31, 2024, we did not repurchase any shares of our Common Stock under our share repurchase plans referred to in footnote (2) below.

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

Overview

Our Company is a value added IT distribution and solutions company, primarily selling software and other third-party IT products and services through two reportable operating segments. Through our “Distribution” segment we sell products and services to corporate resellers, VARs, consultants and systems integrators worldwide, who in turn sell these products to end users. Through our “Solutions” segment we act as a cloud solutions provider and value-added reseller, selling computer software and hardware developed by others and provide technical services directly to end user customers worldwide. We offer an extensive line of products from leading software vendors and tools for virtualization/cloud computing, security, networking, storage and infrastructure management, application lifecycle management and other technically sophisticated domains as well as computer hardware. We market these products through creative marketing communications, including our web sites, local seminars, webinars, social media, direct e-mail, and printed materials.

We have subsidiaries in the United States, Canada, Netherlands, United Kingdom, and Ireland, through which sales are made.

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

We sell in a competitive environment where gross product margins have historically declined due to competition and changes in product mix towards products where no delivery of a physical product is required. In addition, we grant discounts, allowances, and rebates to certain customers, which may vary from period to period, based on volume, payment terms and other criteria. To date, we have been able to implement cost efficiencies such as the use of drop shipments, EDI and other capabilities to be able to operate our business profitably as gross margins have declined. We evaluate the profitability of our business based on return on equity and effective margin (see discussion below).

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

Dividend Policy and Share Repurchase Program. Historically we have sought to return value to investors through the payment of quarterly dividends and share repurchases. Total dividends paid and the dollar value of shares repurchased were $3.0 million and $1.6 million for the year ended December 31, 2024, respectively, and $3.0 million and $1.7 million for the year ended December 31, 2023, respectively. The payment of future dividends and any share repurchases are at the discretion of our Board of Directors and dependent on results of operations, projected capital requirements and other factors the Board of Directors may find relevant.

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

Financial Overview

Net sales increased 32%, or $113.6 million, to $465.6 million for the year ended December 31, 2024, compared to $352.0 million for the same period in 2023. Gross profit increased 42%, or $26.9 million, to $91.1 million for the year ended December 31, 2024, compared to $64.2 million for the same period in 2023. Selling, general and administrative (“SG&A”) expenses increased 27%, or $12.2 million, to $56.5 million for the year ended December 31, 2024, compared to $44.3 million for the same period in 2023. Acquisition related costs for the years ended December 31, 2024 and 2023 were $2.3 million and $0.6 million, respectively. Amortization and depreciation expense increased $1.5 million to $4.3 million for the year ended December 31, 2024 compared to $2.8 million for the same period in the prior year. Net income increased 51%, or $6.3 million, to $18.6 million for the year ended December 31, 2024 compared to $12.3 million for the same period in 2023. Income per diluted share increased 49%, or $1.34, to $4.06 for the year ended December 31, 2024 compared to $2.72 for the same period in 2023.

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

Our valuation of acquired assets and assumed liabilities requires estimates, especially with respect to intangible assets that was derived using valuation techniques and models such as the income approach. Such models require use of estimates including discount rates, and future expected revenue and earnings before interest, tax, depreciation and amortization. The approach to estimating an initial contingent consideration associated with the purchase price also uses similar unobservable factors such as projected cash flows over the term of the contingent earn-out period, discounted for the period over which the initial contingent consideration is measured and expected volatility. Based upon these assumptions, the initial contingent consideration is then valued using a Monte Carlo simulation.

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

Foreign Exchange

The Company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. In cases where the Company is not able to create a natural hedge by maintaining offsetting asset and liability amounts in the same currency, it may enter into foreign exchange contracts, typically in the form of forward purchase agreements, to facilitate the hedging of foreign currency exposures to mitigate the impact of changes in foreign currency exchange rates. These contracts generally have terms of no more than two months. The Company does not apply hedge accounting to these contracts and therefore the changes in fair value are recorded in earnings. The Company does not enter into foreign exchange contracts for trading purposes and the risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the Company minimizes by limiting its counterparties to major financial institutions. The Company recognized an unrealized gain of less than $0.1 million on contracts outstanding as of December 31, 2024, which is included in foreign currency transaction loss in the Consolidated Statement of Earnings.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”. This ASU requires entities to disaggregate expense items in the notes to the financial statements and requires disclosure of specified information related to purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The amendments in this ASU are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Companies have the option to apply the guidance either on a retrospective or prospective basis, and early adoption is permitted. The Company is currently evaluating the impact of the ASU on its condensed consolidated financial statements and related disclosures. In January 2025, the FASB issued ASU No. 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This ASU amends the effective date of ASU No. 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU No. 2024-03 is permitted.

In December 2023, the FASB issued ASU No. 2023-09, “ Income Taxes (Topic 740): Improvements to Income Tax Disclosures ” . Upon adoption of this ASU, the company will disclose specific new categories in its income tax rate reconciliation and provide additional information for reconciling items above a quantitative threshold. The Company will also disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes, and also disaggregated by individual jurisdictions in which income taxes paid were above a threshold. The Company expects these amendments will first be applied in the company’s annual report on Form 10-K for the fiscal year ending December 31, 2025, on a prospective basis.

In November 2023, the FASB issued Accounting Standards Update 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The Company adopted this ASU in the first quarter of 2024 and upon adoption, the Company has disclosed significant segment expenses, the title and position of the CODM, and an explanation of how the reported measure of segment profit or loss is used by the CODM to assess segment performance and make resource allocation decisions.

Results of Operations

The following table sets forth for the years indicated the percentage of net sales represented by selected items reflected in the Company’s Consolidated Statements of Earnings. The year-to-year comparison of financial results is not necessarily indicative of future results:

	Year ended
	December 31,
	2024	2023
Net sales	100.0%	100.0%
Cost of sales	80.4	81.7
Gross profit	19.6	18.3
Selling, general and administrative expenses	12.1	12.6
Acquisition related costs	0.5	0.2
Depreciation and amortization expense	0.9	0.8
Income from operations	6.0	4.7
Other (expense) income	(0.6)	0.1
Income before income taxes	5.4	4.8
Income tax provision	1.4	1.3
Net income	4.0%	3.5%

Key Business Metrics

GAAP and Non-GAAP Financial Measures

Our management monitors several financial and non-financial measures and ratios on a regular basis in order to track the progress of our business. We believe that the most important of these measures and ratios include net sales, gross profit and net income, in each case based on information prepared in accordance with US GAAP, as well as certain non-GAAP financial measures and ratios which include adjusted EBITDA and adjusted EBITDA as a percentage of gross profit, or effective margin. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance or financial position that either excludes or includes amounts that are correspondingly not normally excluded or included in the most directly comparable measure calculated and presented in accordance with US GAAP. Our use of non-GAAP information as analytical tools has limitations, and you should not consider them in isolation or as substitutes for analysis of our financial results reported under GAAP, as these measures used by management may differ from similar measures used by other companies, even when similar terms are used to identify such measures.

	Year ended
	December 31,	December 31,
Net income reconciled to adjusted EBITDA (Non-GAAP):	2024	2023

Net income	$18,610	$12,323
Provision for income taxes	6,408	4,458
Depreciation and amortization	4,269	2,798
Interest expense	335	264
EBITDA	29,622	19,843
Share-based compensation	4,070	4,148
Acquisition related costs	2,311	629
Change in fair value of acquisition contingent consideration	3,618	—
Adjusted EBITDA	$39,621	$24,620

We define adjusted EBITDA, as net income, plus provision for income taxes, depreciation, amortization, share-based compensation, interest, acquisition related costs and changes in the fair value of contingent considerations. We define effective margin as adjusted EBITDA as a percentage of gross profit. We provided a reconciliation of adjusted EBITDA to net income, which is the most directly comparable US GAAP measure. We use adjusted EBITDA as a supplemental measure of our performance to gain insight into our businesses profitability, operating performance and performance trends, and to provide management and investors a useful measure for period-to-period comparisons by excluding items that management believes are not reflective of our underlying operating performance. Accordingly, we believe that Adjusted EBITDA and effective margin provide useful information to investors and others in understanding and evaluating our operating results. Adjusted EBITDA is also a component to our financial covenants in our credit facility. Our use of adjusted EBITDA has limitations, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under US GAAP. In addition, other companies, including companies in our industry, might calculate adjusted EBITDA, or similarly titled measures differently, which may reduce their usefulness as comparative measures.

Key Operational Metrics

We also use a variety of operating and other information to evaluate the operating performance of our business, develop financial forecasts, make strategic decisions, and prepare and approve annual budgets. Gross billings are the total dollar value of customer purchases of goods and services during the period, net of customer returns and credit memos, sales, or other taxes. Gross billings include the transaction values for certain sales transactions that are recognized on a net basis, and, therefore, include amounts that will not be recognized as revenue. We use gross billings and gross profit as a percentage of gross billings, or gross billings margin, as operational metrics to assess the volume of transactions or market share for our business as well as to understand changes in our accounts receivable and accounts payable. We believe gross billings and gross billings margin will aid investors in the same manner.

	Year ended
	December 31,	December 31,
	2024	2023

Net sales	$465,607	$352,013

Gross profit	$91,080	$64,247
Gross profit - Distribution	$78,292	$53,363
Gross profit - Solutions	$12,788	$10,884

Non-GAAP Financial Measures:
Adjusted EBITDA (Non-GAAP)	$39,621	$24,620

Effective margin % - Adjusted EBITDA (Non-GAAP)	43.5%	38.3%

Operational metrics:
Gross billings	$1,785,302	$1,260,382
Gross billings - Distribution	$1,695,538	$1,176,866
Gross billings - Solutions	$89,764	$83,516

Gross billings margin % - Gross billings	5.1%	5.1%

We consider gross profit growth and effective margin to be key metrics in evaluating our business. During the year ended December 31, 2024, gross profit increased 42%, or $26.9 million, to $91.1 million compared to $64.2 million for the same period in 2023 while effective margin increased 520 basis points to 43.5% compared to 38.3% for the same period in 2023.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Acquisitions

On July 31, 2024, we completed the acquisition of DSS for an aggregate purchase price of approximately $20.3 million (subject to certain adjustments) plus a potential post-closing earnout payment. The operating results of DSS are included in our operating results from the date of the acquisition.

The Company recorded net revenue for DSS of approximately $11.8 million and net income of approximately $0.8 million during the year ended December 31, 2024.

On October 6, 2023, we completed the acquisition of Data Solutions for an aggregate purchase of approximately €15.0 million (equivalent to $15.9 million USD), subject to certain working capital and other adjustments, paid at closing plus a potential post-closing earn-out. The operating results of Data Solutions are included in our operating results from the date of acquisition.

Operating results of Douglas Stewart Software & Services and Data Solutions are included in our Distribution segment.

Net Sales

Net sales for the year ended December 31, 2024 increased 32%, or $113.6 million, to $465.6 million compared to $352.0 million for the same period in 2023.

Gross billings, an operational metric, for the year ended December 31, 2024 increased 42%, or $524.9 million, to $1,785.3 million compared to $1,260.4 million for the same period in 2023.

Net sales in our Distribution segment for the year ended December 31, 2024 increased 36%, or $116.6 million, to $441.9 million compared to $325.3 million for the same period in the prior year. Gross billings for the Distribution segment for the year ended December 31, 2024 increased 44%, or $518.6 million, to $1,695.5 million compared to $1,176.9 million for the same period in 2023. Net sales and gross billings increased due to organic growth at our existing vendor lines as well as the impact of the DSS acquisition in the current year and the full year impact of the Data Solutions acquisition that closed in the fourth quarter of 2023. Gross billings increased at a greater rate than net sales due to differences in the product mix between the two periods as an increasing number of products that we sold are recognized on a net basis as there were increased sales of security, maintenance and cloud-based products.

Net sales in our Solutions segment for the year ended December 31, 2024 decreased 12%, or $3.1 million, to $23.7 million compared to $26.8 million for the prior year.  Gross billings for the Solutions segment for the year ended December 31, 2024 increased 8%, or $6.3 million, to $89.8 million compared to $83.5 million for the same period in 2023. Gross billings increased at a greater rate than net sales due to differences in the product mix between the two periods as an increasing number of products that we sold are recognized on a net basis as there were increased sales of security, maintenance and cloud-based products.

During the year ended December 31, 2024, we relied on three key customers for a total of 43% of our total net sales. The major customers accounted for 18%, 14% and 11%, of our total net sales during the year ended December 31, 2024. These same customers accounted for 12%, 6% and 19%, respectively, of total net accounts receivable as of December 31, 2024.

Gross Profit

Gross profit for the year ended December 31, 2024 increased 42%, or $26.9 million, to $91.1 million compared to $64.2 million for the same period in 2023.

Distribution segment gross profit for the year ended December 31, 2024 increased 47%, or $24.9 million, to $78.3 million compared to $53.4 million for the same period in 2023. The increase in Distribution segment gross profit resulted primarily from the organic growth at our existing vendor lines and the impact of DSS and Data Solutions since the dates of the respective acquisitions, partially offset by higher early pay discounts and other rebates and discounts offered to our customers as a percentage of gross billings.

Solutions segment gross profit for the year ended December 31, 2024, increased 18%, or $1.9 million, to $12.8 million compared to $10.9 million for the same period in 2023. This increase was the result of the aforementioned increase in gross billings.

Customer rebates and discounts for the year ended December 31, 2024 were $19.7 million compared to $12.8 million for the same period in the prior year. Customer rebates and discounts vary based on terms of rebate and early pay discount programs offered to customers and timing of payments ultimately received from our customers.

Vendor rebates and discounts for the year ended December 31, 2024, were $6.1 million compared to $7.9 million for the same period in the prior year. Vendor rebates are dependent on programs offered by our vendors and in some cases reaching certain volume targets set by our vendors or meeting certain early payment programs offered by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully. We anticipate that price competition in our market will continue in both of our business segments.

Selling, General and Administrative Expenses

SG&A expenses for the year ended December 31, 2024, increased 27%, or $12.2 million, to $56.5 million, compared to $44.3 million for the same period in the prior year. The increase was primarily driven by higher payroll and related costs consistent with higher gross profit, as well as the impact of the DSS and Data Solutions acquisitions. SG&A expenses were 3.2% of gross billings, an operational metric, for the year ended December 31, 2024, compared to 3.7% for the same period in the prior year.

The Company expects that its SG&A expenses, as a percentage of gross billings, an operational metric, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We plan to continue to expand our investment in information technology to support the growth of our business.

Acquisition Related Costs

Acquisition related costs for the years ended December 31, 2024 and 2023 were $2.3 million and $0.6 million, respectively. These expenses in the current year relate to costs incurred in conjunction with our continued acquisition initiatives including the acquisition of DSS, while these expenses in the same period the prior year related to the acquisition of Data Solutions.

Foreign Currency Transaction Loss

Foreign currency transaction loss for the year ended December 31, 2024 was $0.3 million compared to a foreign currency transaction loss of $0.6 million for the same period in the prior year. These expenses primarily relate to the change in the value of accounts payable and other monetary assets and liabilities denominated in currencies other than their functional currency between the date of origination and settlement.

Change in Fair Value of Acquisition Contingent Consideration

Change in fair value of acquisition contingent consideration for the year ended December 31, 2024 was $3.6 million, primarily relating to fair value adjustments for the earnouts associated with the Spinnakar Limited and Data Solutions acquisitions closed in the prior years. There were no such amounts recognized for the same period in the prior year.

 Income Taxes

For the year ended December 31, 2024, the Company recorded a provision for income taxes of $6.4 million, or 25.6% of income before taxes, compared to $4.5 million, or 26.6% of income before taxes for the same period in the prior year.  The effective tax rate for the year ended December 31, 2024 as well as the same period in the prior year are impacted by limitations on the deductibility of certain executive compensation amounts during both periods, as well as the Company’s effective tax rate for both periods were impacted changes in the mix of jurisdictions in which taxable income was earned.

Liquidity and Capital Resources

Our cash and cash equivalents decreased by $6.5 million to $29.8 million at December 31, 2024 compared to $36.3 million at December 31, 2023. The decrease in cash and cash equivalents was primarily the result of $33.7 million of cash and cash equivalents provided by operating activities, offset by $20.9 million payment for the DSS and Data Solutions acquisitions, $5.5 million of cash used in other investing activities, $13.0 million of cash used in financing activities and $0.9 million negative impact of foreign exchange rates on cash and cash equivalents.

Net cash provided by operating activities for the year ended December 31, 2024 was $33.7 million, comprised of net income adjusted for non-cash items of $30.6 million offset by changes in operating assets and liabilities of $3.1 million.

Net cash and cash equivalents used in investing activities during the year ended December 31, 2024 was $26.4 million, comprised of $5.5 million of purchases of fixed assets supporting our ERP project and $20.9 million payment for the DSS and Data Solutions acquisitions, net of cash acquired. On July 31, 2024, we completed the acquisition of DSS for an aggregate purchase price of approximately $20.3 million, subject to certain working capital and other adjustments, paid at closing plus a potential post-closing earn-out. The operating results of DSS are included in our operating results from the date of acquisition.

Net cash and cash equivalents used in financing activities during the year ended December 31, 2024 was $13.0 million, comprised of net repayments of borrowings under credit facilities of $4.2 million, payments of contingent considerations of $3.6 million, dividend payments on our Common Stock of $3.0 million, purchases of treasury stock of $1.6 million and repayments of borrowing under term loan of $0.5 million.

On December 3, 2014, the Board of Directors of the Company approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. On February 2, 2017, the Board of Directors approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. The Company is authorized to purchase 545,786 shares of Common Stock as of December 31, 2024. The Common Stock repurchase program does not have an expiration date.

As of December 31, 2024, we held 683,198 shares of our Common Stock in treasury at an average cost of $19.52 per share. As of December 31, 2023, we held 711,052 shares of our Common Stock in treasury at an average cost of $17.75 per share. We intend to hold the repurchased shares in treasury for general corporate purposes, including issuances under various stock plans.

On May 18, 2023, the Company entered into a revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPM”), providing for a revolving credit facility of up to $50.0 million subject to a borrowing base, including the issuance of letters of credit and swingline loans not to exceed $2.5 million and $5.0 million, respectively, at any time outstanding. In addition, subject to certain conditions enumerated in the Credit Agreement, the Company has the right to increase the revolving credit facility by a total amount not to exceed $20.0 million. The proceeds of the revolving loans, letters of credit and swingline loans under the Credit Agreement may be used for working capital needs, general corporate purposes and for acquisitions permitted by the terms of the Credit Agreement. All outstanding loans issued pursuant to the Credit Agreement become due and payable, on May 18, 2028. There were no amounts outstanding under the Credit Agreement as of December 31, 2024 and 2023. In connection with entering into the Credit Agreement, the Company voluntarily terminated that certain existing revolving credit agreement, dated November 15, 2017, by and among the Company, certain subsidiaries of the Company and Citibank, N.A.

On April 8, 2022, the Company entered into a $2.1 million term loan (the “Term Loan”) with First American Commercial Bancorp, Inc. pursuant to a Master Loan and Security Agreement. The proceeds from the Term Loan will be used to fund certain capital expenditures. The borrowing under the Term Loan bears interest at a rate of 3.73% per annum and is being repaid over forty-eight monthly installments of principal and interest through April 2026. The Company had $0.8 million and $1.3 million outstanding under the Term Loan as of December 31, 2024 and 2023, respectively.

In connection with the acquisition of Data Solutions, the Company acquired an invoice discounting facility (“IDF”) that was with recourse to the Company. Data Solutions had previously entered into the IDF with AIB Commercial Finance Limited (“AIB”) pursuant to a Debt Purchase Agreement. The proceeds from the IDF were used for working capital needs of Data Solutions. Borrowings under the IDF were based on accounts receivable up to 80% of the outstanding accounts receivable balance. The discount rate under the IDF was equal to 2.5% above AIB’s applicable lending rates that varied based on the currency of the accounts receivable. At December 31, 2024, the outstanding balance under the IDF at was zero, as the Company terminated the IDF during the period.

We anticipate that our working capital needs will increase as we invest in the growth of our business. We believe that the funds held in cash and cash equivalents and our unused borrowings under our Credit Agreement will be sufficient to fund our working capital and cash requirements for at least the next 12 months. Our uses of cash beyond the next 12 months will depend on many factors, including the general economic environment in which we operate and our ability to generate cash flow from operations, which we are uncertain but include funding our operations and additional capital expenditures. We continuously evaluate our liquidity and capital resources, including access to external capital, to ensure we can finance our longer-term capital requirements.

Foreign Exchange

The Company’s foreign business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. We are subject to fluctuations primarily in the Canadian Dollar, Euro Dollar and British Pound-to-U.S. Dollar exchange rate.

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements at Item 15(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures”, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report. This evaluation was carried out under the supervision and with the participation of various members of our management, including our Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this Annual Report, to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As previously disclosed in this Annual Report on Form 10-K, on July 31, 2024 we completed the acquisition of DSS. SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from date of acquisition. Management has excluded from its assessment of internal control over financial reporting the operations and related assets of DSS, which the Company began consolidating in August 2024. The operations and related assets of DSS were included in the consolidated financial statements of the Company and constituted 3% and 1% of total assets and net assets, respectively as of December 31, 2024, and 3% and 4% of consolidated net sales and net income for the year ended December 31, 2024.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

The Company's independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2024, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting.  As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, no such changes to our internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2024.

Item 9B. Other Information

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required hereunder, with the exception of the information relating to the Company’s Code of Ethics and Business Conduct that is presented in Part I under the heading “Available Information,” is incorporated by reference herein from our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A within 120 days of the end of the fiscal year to which this Annual Report relates (the “Definitive Proxy Statement”) under the sections captioned “Election of Directors” and “Corporate Governance.”

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

3.	Exhibits Required by Regulation S-K, Item 601:

		Incorporated by Reference

Exhibit No.	Description of Exhibit	Form	Exhibit or Annex	Filing Date	File Number

2.1+	Share Purchase Agreement, dated August 18, 2022, by and among the seller listed therein, and Wayside Technology UK Holding Limited.	8-K	2.1	August 18, 2022	000-26408

2.2+	Share Purchase Agreement, dated October 6, 2023, by and among the sellers listed therein, Climb Global Solutions Holdings UK Limited, and the Company, as guarantor.	8-K	2.1	October 10, 2023	000-26408

2.3+	Membership Purchase Agreement, dated July 31, 2024, by and among Climb Global Solutions DSS, LLC, The Douglas Stewart Company, Inc., Robert Bernier and Chuck Hulan.	8-K	2.1	August 6, 2024	000-26408

3.1*	Form of Amended and Restated Certificate of Incorporation of the Company.

3.1(a)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.	10-Q	3.1(a)	November 3, 2006	000-26408

3.1(b)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.	8-K	3.1	October 27, 2022	000-26408

3.2	Amended and Restated Bylaws of the Company.	8-K	3.1	December 8, 2022	000-26408

4.1	Specimen of Common Stock Certificate.	S-1	4.1	May 30, 1995 July 7, 1995 July 18, 1995	333-92810

4.3	Description of Securities.	10-K	4.3	March 5, 2024	000-26408

10.1	Credit Agreement, dated May 18, 2023, by and among the Company, Programmer’s Paradise, Inc., Climb Channel Solutions, Inc., Techxtend, Inc., ISP International Software Partners, Inc., Interwork Technologies Inc., Climb Global Solutions Holdings UK LTD, Climb Global Solutions LTD, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	10.1	May 23, 2023	000-26408

10.2	Pledge and Security Agreement, dated May 18, 2023, by and among Climb Global Solutions, Inc., Programmer’s Paradise, Inc., Climb Channel Solutions, Inc., Techxtend, Inc., ISP International Software Partners, Inc., Interwork Technologies Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	10.2	May 23, 2023	000-26408

		Incorporated by Reference

Exhibit No.	Description of Exhibit	Form	Exhibit or Annex	Filing Date	File Number

10.3#	Form of Officer and Director Indemnification Agreement.	10-Q	10.1	May 5, 2017	000-26408

10.4#	2021 Omnibus Incentive Plan.	DEF14A	A	April 16, 2021	000-26408

10.5#	Climb Global Solutions, Inc., Executive Severance and Change in Control Plan.	8-K	10.1	April 20, 2023	000-26408

10.6#	Form of Performance-Based Restricted Award Unit Agreement.	8-K	10.2	April 20, 2023	000-26408

10.7#	Form of Restricted Stock Unit Agreement.	8-K	10.3	April 20, 2023	000-26408

10.8#	Form of Cash-Based Award Agreement.	8-K	10.4	April 20, 2023	000-26408

16.1	Letter from BDO USA, P.C. dated March 7, 2024.	8-K	16.1	March 11, 2024	000-26408

19.1*	Climb Global Solutions, Inc. Insider Trading Policy.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of BDO USA, P.C., an Independent Registered Public Accounting Firm.

23.2*	Consent of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm.

31.1*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Dale Foster, the Chief Executive Officer of the Company.

31.2*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Matthew Sullivan, the Chief Financial Officer of the Company.

32.1**

Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Dale Foster, the Chief Executive Officer of the Company.

32.2**

Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Matthew Sullivan, the Chief Financial Officer of the Company.

97.1	Clawback Policy For Incentive-Based Compensation.	10-K	97.1	March 5, 2024	000-26408

Incorporated by Reference

Exhibit No.	Description of Exhibit	Form	Exhibit or Annex	Filing Date	File Number

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.DEF*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

#	Indicates management or compensatory plan or arrangement

+

Certain exhibits or schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Eatontown, New Jersey, on March 11, 2025.

CLIMB GLOBAL SOLUTIONS, INC.

By:	/s/ Dale Foster
Dale Foster, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dale Foster	Chief Executive Officer and Director	March 11, 2025
Dale Foster	(Principal Executive Officer)

/s/ Matthew Sullivan	Vice President and Chief Financial Officer	March 11, 2025
Matthew Sullivan	(Principal Financial and Accounting Officer)

/s/ John McCarthy	Chairman of the Board of Directors	March 11, 2025
John McCarthy

/s/ Andrew Bryant	Director	March 11, 2025
Andrew Bryant

/s/ Gerri Gold	Director	March 11, 2025
Gerri Gold

/s/ Greg Scorziello	Director	March 11, 2025
Greg Scorziello

/s/ Kimberly Boren	Director	March 11, 2025
Kimberly Boren

Items 8 and 15(a)

Climb Global Solutions, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Climb Global Solutions, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Climb Global Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 11, 2025, expressed an unqualified opinion on those financial statements.

As described in Management Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Douglas Stewart Software & Services, Inc., which was acquired on July 31, 2024, and whose financial statements constitute 1 % and 3% of net and total assets, respectively, 3% of net sales, and 4% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2024. Accordingly, our audit did not include the internal control over financial reporting at Douglas Stewart Software & Services, Inc.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Deloitte & Touche LLP

New York, New York

March 11, 2025

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Climb Global Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Climb Global Solutions, Inc. and subsidiaries (the "Company") as of December 31, 2024, the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows, for the year ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisition — Douglas Stewart — Selection of Discount Rates and EBITDA Projections in relation to the Fair Value Valuation of Acquired Vendor Relationships Intangible Assets — Refer to Note 3 to the financial statements

Critical Audit Matter Description

The Company completed the acquisition of Douglas Stewart Software & Services, LLC (“DSS”) on July 31, 2024. The Company accounted for the DSS acquisition as a business combination and, accordingly, allocated the purchase price to the assets acquired and liabilities assumed based on their respective fair values as of the date of acquisition. The excess of the purchase consideration over the fair value of identifiable assets acquired and liabilities assumed was recorded as goodwill. Identifiable intangible assets acquired included vendor relationship intangible assets. The method for determining relative fair value the vendor relationship assets requires management to make assumptions and estimates related to the selection of the discount rates and EBITDA margins.

Given the fair value determination of certain vendor-related intangible assets for the DSS business combination requires management to make significant assumptions and estimates related to the selection of the discount rates and EBITDA margins, performing audit procedures to evaluate the reasonableness of these assumptions and estimates required a high degree of auditor judgment and an increased extent of effort, including involvement of our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the fair value of the acquired vendor relationship intangible assets, specifically as they relate to the discount rates and EBITDA margins included the following, among others:

●	We tested the operating effectiveness of controls over the valuation of vendor relationship intangible assets, including management’s controls over discount rates and EBITDA margins.
●	We evaluated the reasonableness of the EBITDA margins:
o	We compared projections to historical results, actual results through year-end, relevant peer companies, and industry data.
o	We evaluated whether the projected EBITDA margins was consistent with evidence obtained during the audit.
●	With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rates by:
o	Testing the source information underlying the determination of the discount rates and testing the mathematical accuracy of the calculation.
o	Developing a range of independent estimates and comparing those to the discount rates selected by management.

/s/ Deloitte & Touche LLP

New York, New York

March 11, 2025

We have served as the Company's auditor since 2024.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Climb Global Solutions, Inc.

Eatontown, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Climb Global Solutions, Inc. (the “Company”) as of December 31, 2023, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for  the year then ended, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, P.C.

We served as the Company's auditor from 2018 through 2024.

Woodbridge, New Jersey

March 5, 2024

Climb Global Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	December 31,	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$29,778	$36,295
Accounts receivable, net of allowance for doubtful accounts of $588 and $709, respectively	341,597	222,269
Inventory, net	2,447	3,741
Prepaid expenses and other current assets	6,874	6,755
Total current assets	380,696	269,060

Equipment and leasehold improvements, net	12,853	8,850
Goodwill	34,924	27,182
Other intangibles, net	36,550	26,930
Right-of-use assets, net	1,965	878
Accounts receivable, net of current portion	1,174	797
Other assets	824	1,077
Deferred income tax assets	193	324
Total assets	$469,179	$335,098
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$370,397	$249,648
Lease liability, current portion	654	450
Term loan, current portion	560	540
Total current liabilities	371,611	250,638

Lease liability, net of current portion	1,685	879
Deferred income tax liabilities	4,723	5,554
Term loan, net of current portion	191	752
Non-current liabilities	381	2,505
Total liabilities	378,591	260,328

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 5,284,500 shares issued: 4,601,302 and 4,573,448 shares outstanding, respectively	53	53
Additional paid-in capital	37,977	34,647
Treasury stock, at cost, 683,198 and 711,052 shares, respectively	(13,337)	(12,623)
Retained earnings	68,787	53,215
Accumulated other comprehensive loss	(2,892)	(522)
Total stockholders’ equity	90,588	74,770
Total liabilities and stockholders' equity	$469,179	$335,098

The accompanying notes are an integral part of the consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Consolidated Statements of Earnings

(Amounts in thousands, except per share amounts)

	Year ended December 31,
	2024	2023

Net sales	$465,607	$352,013

Cost of sales	374,527	287,766

Gross profit	91,080	64,247

Selling, general, and administrative expenses	56,508	44,330

Acquisition related costs	2,311	629

Depreciation and amortization expense	4,269	2,798

Income from operations	27,992	16,490

Other income:

Interest, net	917	927

Foreign currency transaction loss	(273)	(636)

Change in fair value of acquisition contingent consideration	(3,618)	—

Income before provision for income taxes	25,018	16,781

Provision for income taxes	6,408	4,458

Net income	$18,610	$12,323

Income per common share-Basic	$4.06	$2.72

Income per common share-Diluted	$4.06	$2.72

Weighted average common shares outstanding — Basic	4,465	4,401

Weighted average common shares outstanding — Diluted	4,465	4,401

The accompanying notes are an integral part of the consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	Year ended
	December 31,
	2024	2023

Net income	$18,610	$12,323

Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,370)	2,346
Other comprehensive (loss) income	(2,370)	2,346

Comprehensive income	$16,240	$14,669

The accompanying notes are an integral part of the consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	(Loss) Income	Total
Balance at January 1, 2023	5,284,500	53	32,715	806,068	(13,230)	43,904	(2,868)	60,574
Net income	—	—	—	—	—	12,323	—	12,323
Translation adjustment	—	—	—	—	—	—	2,346	2,346
Dividends paid (per common share $0.68)	—	—	—	—	—	(3,012)	—	(3,012)
Share-based compensation expense	—	—	4,246	—	—	—	—	4,246
Restricted stock grants (net of forfeitures)	—	—	(2,314)	(132,526)	2,314	—	—	—
Treasury shares repurchased	—	—	—	37,510	(1,707)	—	—	(1,707)
Balance at December 31, 2023	5,284,500	53	34,647	711,052	(12,623)	53,215	(522)	74,770
Net income	—	—	—	—	—	18,610	—	18,610
Translation adjustment	—	—	—	—	—	—	(2,370)	(2,370)
Dividends paid (per common share $0.68)	—	—	—	—	—	(3,038)	—	(3,038)
Share-based compensation expense	—	—	4,201	—	—	—	—	4,201
Restricted stock grants (net of forfeitures)	—	—	(871)	(49,813)	871	—	—	—
Treasury shares repurchased	—	—	—	21,959	(1,585)	—	—	(1,585)
Balance at December 31, 2024	5,284,500	$53	$37,977	683,198	$(13,337)	$68,787	$(2,892)	$90,588

The accompanying notes are an integral part of the consolidated financial statements

Climb Global Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year ended
	December 31,
	2024	2023
Cash flows from operating activities
Net income	$18,610	$12,323
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization expense	4,269	2,798
Provision for doubtful accounts	126	54
Deferred income tax benefit	(500)	(383)
Share-based compensation expense	4,070	4,148
Amortization of discount on accounts receivable	(34)	(50)
Amortization of right-of-use assets	439	366
Change in fair value of contingent earn-out consideration	3,618	—
Changes in operating assets and liabilities:
Accounts receivable	(123,965)	(29,621)
Inventory	1,200	3,601
Prepaid expenses and other current assets	(428)	(2,446)
Vendor prepayments	—	890
Accounts payable and accrued expenses	126,855	49,674
Lease liability, net	(415)	(495)
Other assets and liabilities	(102)	1,264
Net cash and cash equivalents provided by operating activities	33,743	42,123

Cash flows from investing activities
Purchase of equipment and leasehold improvements	(5,470)	(4,989)
Payment for acquisitions, net of cash acquired	(20,958)	(12,678)
Net cash and cash equivalents used in investing activities	(26,428)	(17,667)

Cash flows from financing activities
Purchase of treasury stock	(1,585)	(1,707)
Borrowings under credit facilities	—	10,000
Repayments of borrowings under credit facilities	(4,243)	(13,074)
Repayments of borrowings under term loan	(540)	(520)
Dividends paid	(3,038)	(3,012)
Contingent consideration	(3,555)	—
Payments of deferred financing costs	—	(637)
Net cash and cash equivalents used in financing activities	(12,961)	(8,950)

Effect of foreign exchange rate on cash and cash equivalents	(871)	544

Net (decrease) increase in cash and cash equivalents	(6,517)	16,050
Cash and cash equivalents at beginning of period	36,295	20,245
Cash and cash equivalents at end of period	$29,778	$36,295

Supplementary disclosure of cash flow information:
Income taxes paid	$4,070	$5,434
Interest paid	$212	$180

Supplementary disclosure of non-cash investing and financing activities:
Contingent earn-out	$1,725	$2,227

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

The Company is organized into two reportable operating segments. The “Distribution” segment distributes technical software to corporate resellers, value added resellers ("VARs"), consultants and systems integrators worldwide under the name “Climb Channel Solutions”. The “Solutions” segment is a cloud solutions provider and value-added reseller of software, hardware and services to customers worldwide under the name “Grey Matter”.

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

Our valuation of acquired assets and assumed liabilities requires estimates, especially with respect to intangible assets that was derived using valuation techniques and models such as the income approach. Such models require use of estimates including discount rates, and future expected revenue and earnings before interest, tax, depreciation and amortization. The approach to estimating an initial contingent consideration associated with the purchase price also uses similar unobservable factors such as projected cash flows over the term of the contingent earn-out period, discounted for the period over which the initial contingent consideration is measured and expected volatility. Based upon these assumptions, the initial contingent consideration is then valued using a Monte Carlo simulation.

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	Year ended
	December 31,
	2024	2023
Numerator:
Net income	$18,610	$12,323

Less distributed and undistributed income allocated to participating securities	462	323

Net income attributable to common shareholders	18,148	12,000

Denominator:
Weighted average common shares (Basic)	4,465	4,401

Weighted average common shares including assumed conversions (Diluted)	4,465	4,401

Basic net income per share	$4.06	$2.72
Diluted net income per share	$4.06	$2.72

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

Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 2024 and 2023, because of the relative short maturity of these instruments. The Company’s accounts receivable-long-term is discounted to its present value at prevailing market rates at the time of sale which, approximates fair value as of December 31, 2024 and 2023.

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

Software Development Costs

The Company capitalizes certain internal and external costs incurred to acquire or create internal-use software. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of the software. At December 31, 2024 and 2023, the Company had unamortized software development costs of $11.8 million and $6.9 million, respectively, which are included in “Equipment and leasehold improvements” in the Company's Consolidated Balance Sheets.  As of December 31, 2024 and 2023, this includes $11.8 million and $6.9 million of capitalized costs for an internal-use software project.

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

Revenue Recognition

The Company’s revenues primarily result from the sale of various technology products and services, including third-party products, third-party software and third-party maintenance, software support and services. The Company recognizes revenue when control of the third-party products and third-party software is transferred to customers, which generally happens at the point of shipment or fulfilment and at the point that our customers and vendors accept the terms and conditions of the arrangement for third-party maintenance, software support and services.

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

The Company allows its customers to return product for exchange or credit subject to certain limitations. A liability is recorded at the time of sale for estimated product returns based upon historical experience, which is included in accounts payable and accrued expenses on the Consolidated Balance Sheets, and an asset is recognized for the amount expected to be recorded upon product return, which is included in prepaid expenses and other current assets on the Consolidated Balance Sheets. If actual sales returns are greater than estimated by management, an additional returns allowance may be required as an offset to net sales. The Company also provides rebates and other discounts to certain customers which are considered variable consideration. A provision for customer rebates and other discounts is recorded as a reduction of revenue at the time of sale based on an evaluation of the contract terms and historical experience.

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

Hardware and software products sold by the Company are generally delivered via shipment from the Company’s facilities, drop shipment directly from the vendor, or by electronic delivery of keys for software products. The majority of the Company’s business involves shipments directly from its vendors to its customers, in these transactions, the Company is generally responsible for negotiating price both with the vendor and customer, fulfillment of the order, payment to the vendor, establishing payment terms with the customer, product returns, and has risk of loss if the customer does not make payment. As the principal with the customer, the Company recognizes revenue upon receiving notification from the vendor that the product was shipped. Control of software products is deemed to have passed to the customer when they acquire the right to use or copy the software under license as substantially all product functionality is available to the customer at the time of sale.

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

Foreign Exchange

The Company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. In cases where the Company is not able to create a natural hedge by maintaining offsetting asset and liability amounts in the same currency, it may enter into foreign exchange contracts, typically in the form of forward purchase agreements, to facilitate the hedging of foreign currency exposures to mitigate the impact of changes in foreign currency exchange rates. These contracts generally have terms of no more than two months. The Company does not apply hedge accounting to these contracts and therefore the changes in fair value are recorded in earnings. The Company does not enter into foreign exchange contracts for trading purposes and the risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the Company minimizes by limiting its counterparties to major financial institutions. The Company recognized an unrealized gain of less than $0.1 million on contracts outstanding as of December 31, 2024

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024- 03, “ Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ”. This ASU requires entities to disaggregate expense items in the notes to the financial statements and requires disclosure of specified information related to purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The amendments in this ASU are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Companies have the option to apply the guidance either on a retrospective or prospective basis, and early adoption is permitted. The Company is currently evaluating the impact of the ASU on its condensed consolidated financial statements and related disclosures. In January 2025, the FASB issued ASU No. 2025- 01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220- 40): Clarifying the Effective Date. This ASU amends the effective date of ASU No. 2024- 03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU No. 2024- 03 is permitted.

In December 2023, the FASB issued ASU No. 2023- 09, “ Income Taxes (Topic 740): Improvements to Income Tax Disclosures ” . Upon adoption of this ASU, the company will disclose specific new categories in its income tax rate reconciliation and provide additional information for reconciling items above a quantitative threshold. The Company will also disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes, and also disaggregated by individual jurisdictions in which income taxes paid were above a threshold. The Company expects these amendments will first be applied in the company’s annual report on Form 10-K for the fiscal year ending December 31, 2025, on a prospective basis.

In November 2023, the FASB issued Accounting Standards Update 2023-07 “ Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ” . The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The Company adopted this ASU in the first quarter of 2024 and upon adoption, the Company has disclosed significant segment expenses, the title and position of the CODM, and an explanation of how the reported measure of segment profit or loss is used by the CODM to assess segment performance and make resource allocation decisions.

3.  Acquisition

Acquisition of Douglas Stewart Software & Services, LLC

On July 31, 2024, Climb Global Solutions DSS, LLC, a wholly-owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) and purchased the entire share capital of Douglas Stewart Software & Services, LLC (“DSS”), a Florida limited liability company, for an aggregate purchase price of approximately $20.3 million (subject to certain adjustments) plus a potential post-closing earnout payment. DSS distributes software to VARs and campus stores across North America in both the K-12 and higher education markets, furthering the Company's reach into these markets. The Purchase Agreement contains customary representations, warranties, covenants and indemnities. The acquisition was funded utilizing cash from the Company’s balance sheet.

The financial position and operating results of DSS is included in the Company’s consolidated financial statements from the date of the acquisition. The Company recorded net revenue for DSS of approximately $11.8 million and net income of approximately $0.8 million during the year ended December 31, 2024.

The impact of the acquisition’s preliminary purchase price allocations on the Company’s consolidated balance sheet and the acquisition date fair value of the total consideration transferred is depicted in the table below. Due to the timing of the closing of the transaction in the third quarter of 2024, the Company has not yet completed its evaluation and determination of certain assets acquired and liabilities assumed, primarily the final valuation of goodwill and intangible assets; therefore, the final fair value of the assets acquired and liabilities assumed, which will be completed within the measurement period of up to one year from the acquisition date,  may vary from the Company’s preliminary estimates.

(in thousands)
Prepaid expenses and other current assets	$773
Inventory	18
Right-of-use asset	291
Other assets	8
Accounts payable and accrued expenses	(636)
Lease liability, current portion	(88)
Lease liability, non-current portion	(249)
Intangibles - Vendor Relationships	13,627
Goodwill	8,401
Net assets	$22,145

(in thousands)
Supplementary information:
Cash paid to sellers	$20,420
Contingent earn-out	1,725
Total purchase consideration	$22,145

Intangible assets are comprised of approximately $13.6 million of vendor relationships with a weighted average amortization period of 11 years, representing the expected period of benefits. Goodwill, which was allocated to the Distribution segment, is the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company and assembled workforce. The DSS transaction was structured as an asset acquisition and as such the goodwill resulting from the transaction will be deductible for income tax purposes.

The Company used the income approach to value the intangible assets, representing acquired vendor relationships. The fair value measurements were primarily based on significant inputs that are not observable, which are categorized as a Level 3 measurement in the fair value hierarchy (See Note 14 – Fair Value Measurements). Inputs used to value these intangible assets include the discount rate, projection of all future cash flows, long-term growth rates in revenue and earnings before interest, tax, depreciation and amortization, vendor attrition rates and applicable income tax rates. The excess purchase price recorded to goodwill primarily represents the future economic benefits the Company expects to achieve as a result of combining operations and expanding vendor relationships.

The purchase consideration includes approximately $1.7 million fair value for potential earn-out consideration if certain targets are achieved by September 30, 2025, payable in cash. As of  December 31, 2024, the Company reassessed the earn-out liability and increased the fair value of the earn out liability to approximately $1.9 million, with $0.1 million adjustment recognized within change in fair value of acquisition contingent consideration during the year ended December 31, 2024. The fair value earn-out measurement was primarily based on inputs that are not observable, which are categorized as a Level 3 measurement in the fair value hierarchy (See Note 14 – Fair Value Measurements), reflecting its assessment of the assumptions market participants would use to value these liabilities. The undiscounted payment of the earn-out can range from zero up to approximately $4.2 million and achievement is based on the post-acquisition results of DSS.

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

The purchase consideration included approximately $2.2 million fair value for potential earn-out consideration if certain targets are achieved, payable in cash. During the year  December 31, 2024, the Company reassessed the earn-out liability and increased the fair value of the earn out liability to approximately $3.4 million, with $1.2 million adjustment recognized within change in fair value of acquisition contingent consideration during the year ended December 31, 2024. The earn-out was paid in cash during the year ended December 31, 2024  and no liability remains as of December 31, 2024. The earn-out liability was included in current liabilities as of December 31, 2023. The Company also paid approximately $0.5 million for amounts that had been held back at the closing date of the transaction, which were included in payments for acquisitions, net of cash acquired within the cash flow statement for the year ended December 31, 2024.

In connection with the acquisition of Data Solutions on  October 6, 2023, the Company acquired an invoice discounting facility (“IDF”) that was with recourse to the Company (See Note 11 – Credit Facilities). The balance outstanding under the IDF at December 31, 2024 was zero, as the Company terminated the IDF during the period, compared to $4.3 million at December 31, 2023, which is included in accounts payable and accrued expenses on the Consolidated Balance Sheets.

During the years ended December 31, 2024 and 2023, the Company recognized acquisition related costs of $2.3 million and $0.6 million, respectively. These acquisition related costs are reflected in the accompanying consolidated statements of earnings. The costs incurred during the year ended December 31, 2024 related to our continued acquisition initiatives including the aforementioned DSS acquisition, while the costs incurred during the prior period ended December 31, 2023 related to the Data Solutions acquisition.

Pro Forma Results (unaudited)

The following unaudited pro forma financial information summarizes the results of operations for the years ended December 31, 2024 and 2023 as if the acquisition of DSS and Data Solutions has been completed as of the beginning of the years ended December 31, 2024 and 2023, respectively. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisitions and adjustments to reflect income taxes at a rate consistent with the tax rates of the local jurisdictions. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined periods.

	Year ended
	December 31,
	2024	2023
Net sales	$480,420	$392,184
Net income	$20,735	$17,195

4.  Goodwill and Other Intangible Assets

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations. The following table summarizes the changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2024 and 2023.

	Distribution	Solutions	Consolidated
Balance January 1, 2023	$10,682	$8,281	$18,963
Goodwill acquired	7,143	—	7,143
Translation adjustments	833	243	1,076
Balance December 31, 2023	$18,658	$8,524	$27,182
Goodwill acquired	8,401	—	8,401
Translation adjustments	(529)	(130)	(659)
Balance December 31, 2024	$26,530	$8,394	$34,924

Information related to the Company’s other intangibles, net is as follows:

	As of December 31, 2024
	Gross	Accumulated	Net
	Carrying Amount	Amortization	Carrying Amount
Customer and vendor relationships	$43,805	$7,603	$36,202
Trade name	481	133	348
Total	$44,286	$7,736	$36,550

	As of December 31, 2023
	Gross	Accumulated	Net
	Carrying Amount	Amortization	Carrying Amount
Customer and vendor relationships	$30,968	$4,424	$26,544
Trade name	489	103	386
Total	$31,457	$4,527	$26,930

Customer relationships are amortized over thirteen years. Vendor relationships are amortized between eight and fifteen years. Trade name is amortized over fifteen years.

The Company recognized total amortization expense for other intangibles, net of $3.4 million and $2.2 million during the years ended December 31, 2024 and 2023, respectively.

Estimated future amortization expense of the Company’s other intangibles, net as of December 31, 2024 is as follows:

2025	$3,979
2026	$3,979
2027	$3,979
2028	$3,979
2029	$3,979
Thereafter	16,655
Total	$36,550

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

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

	Year ended
	December 31,
	2024	2023
Cash paid for operating lease liabilities	$725	$627
Right-of-use assets obtained in exchange for new operating lease obligations	$1,549	$—
Weighted-average remaining lease term (years)	3.5	3.2
Weighted-average discount rate	5.5%	3.6%

Maturities of lease liabilities as of December 31, 2024 were as follows:

2025	$809
2026	976
2027	526
2028	317
2029	275
2,903
Less: imputed interest	(564)
Total lease liabilities	$2,339

Lease liabilities, current portion	654
Lease liabilities, net of current portion	1,685
Total lease liabilities	$2,339

6.  Balance Sheet Detail

Equipment and leasehold improvements, net consist of the following:

	December 31,	December 31,
	2024	2023
Equipment	$2,951	$3,195
Capitalized software	11,821	6,890
Buildings	668	709
Leasehold improvements	2,426	2,385
	17,866	13,179
Less accumulated depreciation and amortization	(5,013)	(4,329)
	$12,853	$8,850

Depreciation expense relating to equipment, leasehold improvements and buildings, net was $0.9 million and $0.6 million during the years ended December 31, 2024 and 2023, respectively.

Accounts receivable – long term, net consist of the following:

	December 31,	December 31,
	2024	2023
Total amount due from customer	$2,459	$1,637
Less: unamortized discount	(102)	(12)
Less: current portion included in accounts receivable	(1,183)	(828)
	$1,174	$797

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2024	2023
Trade accounts payable	$331,654	$218,717
Accrued expenses	17,179	22,903
Other accounts payable and accrued expenses	21,564	8,028
	$370,397	$249,648

Accumulated other comprehensive loss consists of the following:

	December 31,	December 31,
	2024	2023
Foreign currency translation adjustments	$(2,370)	$2,346
	$(2,370)	$2,346

7.  Income Taxes

Deferred tax attributes resulting from differences between the tax basis of assets and liabilities and the reported amounts in the Consolidated Balance Sheets are as follows:

	December 31,	December 31,
	2024	2023
Deferred tax assets:
Accruals and reserves	$1,563	$574
Deferred rent credit	92	115
Depreciation and amortization	635	55
Total deferred tax assets	2,290	744
Deferred tax liabilities:
Accruals and reserves	(965)	—
Depreciation and amortization	(5,855)	(5,974)
Total deferred tax liabilities	(6,820)	(5,974)
Net deferred tax liabilities	$(4,530)	$(5,230)

The provision for income taxes is as follows:

	Year ended December 31,
	2024	2023
Current:
Federal	$4,610	$2,793
State	839	676
Foreign	1,471	1,372
	6,920	4,841
Deferred:
Federal	28	32
State	112	10
Foreign	(652)	(425)
	(512)	(383)
	$6,408	$4,458
Effective Tax Rate	25.6%	26.6%

The reasons for the difference between total tax expense and the amount computed by applying the U.S. statutory federal income tax rate to income before income taxes are as follows:

	Year ended December 31,
	2024	2023
Statutory rate applied to pretax income	$5,254	$3,524
Other permanent items	384	569
State income taxes, net of federal income tax benefit	752	542
Acquisition related costs	760	132
Other items	56	—
Dividends	(1)	(3)
GILTI, net of foreign tax credits	(41)	(11)
Foreign income taxes (under) U.S. statutory rate	(200)	(46)
Stock compensation	(556)	(249)
Income tax expense	$6,408	$4,458

The Company has analyzed filing positions in all the federal, state and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal consolidated tax return, its state tax returns, its Canadian tax return and its tax return in the United Kingdom as major tax jurisdictions. As of December 31, 2024, the Company’s 2021 through 2023 Federal tax returns remain open for examination. The Company’s various states and Canadian tax returns are open for examination for the years 2020 through 2023. The Company’s tax return in the United Kingdom is open for examination for the years 2022 and 2023. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that it has appropriate support for the income tax positions it takes and expects to take on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including experience and interpretations of tax law applied to the facts of each matter.

For financial reporting purposes, income before income taxes includes the following components:

	Year ended December 31,
	2024	2023
United States	$20,961	$11,990
Foreign	4,057	4,791
	$25,018	$16,781

The Company has approximately $10.2 million of undistributed earnings in Canada and $4.9 million of undistributed earnings in the United Kingdom and $0.6 million of undistributed earnings in Ireland, which it continues to reinvest indefinitely, and therefore no withholding taxes related to its repatriation has been recorded.

There was no activity related to the Company’s unrecognized tax benefits during the year ended December 31, 2024 and December 31, 2023.

During the years ended December 31, 2024 and 2023, the Company incurred interest and penalties of zero, respectively, related to these uncertain tax benefits.

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

All outstanding loans issued pursuant to the Credit Agreement become due and payable on May 18, 2028. There were no amounts outstanding under the Credit Agreement as of December 31, 2024 and 2023, respectively.

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

As of December 31, 2024 and 2023, the Company had $0.8 million and $1.3 million outstanding under the Term Loan, respectively.

As of December 31, 2024, future principal payments under the Term Loan are as follows:

2025	560
2026	191
Total	$751

In connection with the acquisition of Data Solutions (See Note 3 – Acquisition), the Company acquired an IDF that was with recourse to the Company. Data Solutions had previously entered into the IDF with AIB Commercial Finance Limited (“AIB”) pursuant to a Debt Purchase Agreement. The Company subsequently terminated the IDF during the year ended December 31, 2024. The proceeds from the IDF were used for working capital needs of Data Solutions. Borrowings under the IDF were based on accounts receivable up to 80% of the outstanding accounts receivable balance. The discount rate under the IDF was equal to 2.5% above AIB’s applicable lending rates that vary based on the currency of the accounts receivable. The outstanding balance under the IDF at December 31, 2024 was zero, as the Company terminated the IDF during the period, compared to $4.3 million at December 31, 2023, which is included in accounts payable and accrued expenses on the Consolidated Balance Sheets.

9.  Stockholders’ Equity and Stock-Based Compensation

The 2021 Omnibus Incentive Plan (the “2021 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The 2021 Plan was approved by the Company’s stockholders at the 2021 Annual Meeting in June 2021. The total number of shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) initially available for award under the 2021 Plan was 500,000 shares. As of December 31, 2024, the number of shares of Common Stock available for future award grants to employees, officers and directors under the 2021 Plan is 241,068.

The 2012 Stock-Based Compensation Plan (the “2012 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The total number of shares of the Company’s Common Stock initially available for award under the 2012 Plan was 600,000, which was increased to 1,000,000 shares by stockholder approval at the Company’s 2018 Annual Meeting in June 2018. Immediately prior to the replacement of the 2012 Plan by the 2021 Plan, there were 352,158 shares of Common Stock available under the 2012 Plan. The 2012 Plan has been replaced by the 2021 Plan and none of the remaining shares of Common Stock authorized under the 2012 Plan will be transferred to or used under the 2021 Plan nor will any awards under the 2012 Plan that are forfeited increase the shares available for awards under the 2021 Plan. As of December 31, 2024, the number of shares of Common Stock available under the 2012 Plan is zero.

During the year ended December 31, 2024, the Company granted a total of 51,812 shares of Restricted Stock to officers, directors and employees. These shares of Restricted Stock vest immediately, over time in three equal installments or over time in up to sixteen equal quarterly installments. During the year ended December 31, 2024, 1,999 shares of Restricted Stock were forfeited as a result of officers and employees terminating employment with the Company.

During the year ended December 31, 2023, the Company granted a total of 132,526 shares of Restricted Stock to officers, directors and employees. These shares of Restricted Stock vest immediately, over time in three equal installments or over time in up to sixteen equal quarterly installments.

There was no options activity during the year ended December 31, 2024 and 2023 and there were no options outstanding or exercisable at December 31, 2024 and 2023, respectively, under both the Company’s 2012 Plan and 2021 Plan.

Under the various plans, options that are cancelled can be reissued. At December 31, 2024, no cancelled options were reserved for future reissuance.

A summary of nonvested shares of Restricted Stock awards outstanding under the Company’s 2012 Plan as of December 31, 2024, and 2023 and changes during the years ended December 31, 2024 and 2023 is as follows:

		Weighted
		Average Grant
		Date
	Shares	Fair Value
Nonvested shares at January 1, 2023	121,059	$24.83
Granted in 2023	132,526	44.99
Vested in 2023	(110,291)	33.92
Forfeited in 2023	—	—
Nonvested shares at December 31, 2023	143,294	$36.48
Granted in 2024	51,812	58.83
Vested in 2024	(78,397)	35.28
Forfeited in 2024	(1,999)	45.33
Nonvested shares at December 31, 2024	114,710	$47.23

As of December 31, 2024, there was approximately $2.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.5 years.

For the years ended December 31, 2024 and 2023, the Company consistently recognized share-based compensation cost of approximately $4.1 million, respectively, which is included in selling, general and administrative expenses.

10.  Defined Contribution Plan

The Company maintains a defined contribution plan covering substantially all employees. Participating employees may make contributions to the plan, through payroll deductions. Matching contributions are made by the Company equal to 50% of the employee’s contribution to the extent such employee contribution did not exceed 8% of their compensation. During the years ended December 31, 2024 and 2023, the Company expensed approximately $0.9 million and $0.5 million, respectively, related to this plan.

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

Other

As of December 31, 2024, the Company has no standby letters of credit, has no standby repurchase obligations or other commercial commitments. The Company has a line of credit see Note 8 (Credit Facility). Other than employment agreements, other management compensation arrangements and related party transactions as disclosed in Note 12, the Company is not engaged in any other transactions with related parties.

12.  Related Party Transactions

The Company made sales to a customer where a family member of one of our executive’s has a minority ownership position. The minority ownership position terminated during the year ended  December 31, 2024. During the year ended December 31, 2024 and 2023, net sales to this customer totaled approximately $0.7 million and $1.4 million, respectively, and amounts due from this customer as of December 31, 2024 and 2023 were zero and less than $0.1 million, respectively, which was settled in cash subsequent to the period end.

13. Industry, Segment and Geographic Financial Information

The Company distributes software developed by others through resellers indirectly to customers worldwide.  We also resell computer software and hardware developed by others and provide technical services directly to customers worldwide.

FASB ASC Topic 280, “Segment Reporting,” requires that public companies report profits and losses and certain other information on their “reportable operating segments” in their annual and interim financial statements. The internal organization used by the public company’s Chief Operating Decision Maker (“CODM”) to assess performance and allocate resources determines the basis for reportable operating segments. The Company’s Chief Executive Officer, who has been identified as the Company’s CODM, evaluates the performance of both reportable segments based on operating income. Net sales, gross profit, and operating expenses are also monitored closely. This information is used to measure segment profitability, allocate resources, and make budgeting and forecasting decisions about the reportable segments. The CODM also uses these measures to monitor trends in year over year performance comparisons, sequential quarter performance comparisons, and to compare actual results to forecasts. More disaggregated information about operating expense is generally only reviewed by the CODM on a consolidated basis. Operating income represents net sales less costs of sales, excluding depreciation and amortization expense and operating expenses. Net sales and cost of sales, excluding depreciation and amortization expense are directly attributed to each segment. The majority of operating expenses are also directly attributed to each segment, while certain other operating expenses are allocated to the segments in a reasonable manner considering the specific facts and circumstances of the expenses being allocated.

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

	Year ended
	December 31,
	2024	2023
Net Sales:
Distribution	$441,940	$325,262
Solutions	23,667	26,751
	465,607	352,013
Cost of Sales:
Distribution	$363,648	$271,899
Solutions	10,879	15,867
	374,527	287,766
Direct Costs:
Distribution	$31,888	$22,467
Solutions	5,455	5,238
	37,343	27,705
Segment Income: (1)
Distribution	$46,404	$30,896
Solutions	7,333	5,646
Segment Income	53,737	36,542

General and administrative	$19,165	$16,625
Acquisition related costs	2,311	629
Depreciation and amortization expense	4,269	2,798
Interest, net	917	927
Foreign currency transaction loss	(273)	(636)
Change in fair value of acquisition contingent consideration	3,618	—
Income before taxes	$25,018	$16,781

(1)

Excludes general corporate expenses including acquisition related costs, amortization and depreciation expense, interest, foreign currency transaction (loss) gain, and change in fair value of acquisition contingent consideration.

	As of	As of
	December 31,	December 31,
Selected Assets by Segment:	2024	2023

Distribution	$394,809	$242,927
Solutions	21,882	37,992
Segment Select Assets	416,691	280,919
Corporate Assets	52,488	54,179
Total Assets	$469,179	$335,098

Geographic areas and net sales mix related to operations for the year ended December 31, 2024 and 2023 were as follows. Net sales is allocated to a geographic area based on the location of the sale, which is generally the customer’s country of domicile.

	Year ended
	December 31, 2024
	Distribution	Solutions	Total
Geography
USA	$333,197	$8,652	$341,849
Europe and United Kingdom	82,039	13,889	95,928
Canada	26,704	1,126	27,830
Total net sales	$441,940	$23,667	$465,607

Timing of Revenue Recognition
Transferred at a point in time where the Company is principal (1)	$399,360	$15,847	$415,207
Transferred at a point in time where the Company is agent (2)	42,580	7,820	50,400
Total net sales	$441,940	$23,667	$465,607

	Year ended
	December 31, 2023
	Distribution	Solutions	Total
Geography
USA	$244,261	$15,425	$259,686
Europe and United Kingdom	57,253	10,167	67,420
Canada	23,748	1,159	24,907
Total net sales	$325,262	$26,751	$352,013

Timing of Revenue Recognition
Transferred at a point in time where the Company is principal (1)	$286,051	$19,853	$305,904
Transferred at a point in time where the Company is agent (2)	39,211	6,898	46,109
Total net sales	$325,262	$26,751	$352,013

(1)	Includes net sales from third-party hardware and software products.

(2)	Includes net sales from third-party maintenance, software support and services.

Geographic identifiable assets related to operations as of December 31, 2024 and 2023 were as follows.

	December 31,	December 31,
Identifiable Assets by Geographic Areas	2024	2023
USA	$278,957	$171,080
Canada	34,352	23,994
Europe and United Kingdom	155,870	140,024
Total	$469,179	$335,098

For the year ended December 31, 2024, the Company had three customers that accounted for 18%, 14% and 11%, respectively, of consolidated net sales and as of December 31, 2024, 12%, 6% and 19%, respectively, of total net accounts receivable. For the year ended December 31, 2024, the Company had one vendor that accounted for 10% of our consolidated purchases. These customers and vendors are all in the Company's Distribution segment.

For the year ended December 31, 2023, the Company had two customers that accounted for 20%, and 15%, respectively, of consolidated net sales and as of December 31, 2023, 15% and 6%, respectively, of total net accounts receivable. For the year ended December 31, 2023, the Company had one vendor that accounted for 14% of our consolidated purchases. These customers and vendors are all in the Company's Distribution segment.

Our top five customers accounted for 54% and 51% of consolidated net sales for the years ended December 31, 2024 and 2023, respectively.

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of December 31, 2024 and 2023, respectively, are as follows:

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Treasury bills	$—	$—	$—	$—
Total assets	$—	$—	$—	$—

Liabilities:
Contingent earn-out	$—	$—	$5,896	$5,896
Total liabilities	$—	$—	$5,896	$5,896

	As of December 31, 2023
Assets:
Treasury bills	$5,096	$—	$—	$5,096
Total assets	$5,096	$—	$—	$5,096

Liabilities:
Contingent earn-out	$—	$—	$4,189	$4,189
Total liabilities	$—	$—	$4,189	$4,189

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

The following table presents the changes in the Company’s level 3 financial instruments measured at fair value on a recurring basis:

Balance January 1, 2023	$1,777
Data Solutions acquisition - contingent earn-out	2,227
Translation adjustments	185
Balance December 31, 2023	$4,189
DSS acquisition - contingent earn-out	1,755
Contingent earn-out paid	(3,638)
Change in fair value of acquisition contingent consideration	3,618
Translation adjustments	(28)
Balance December 31, 2024	$5,896

15.  Subsequent Events

On January 30, 2025, the Company received notice of termination of a distribution agreement from one of its vendors. This vendor relationship was acquired through a prior year acquisition and as such, the Company had previously recognized an intangible asset at the prior year acquisition date for this vendor relationship that was being amortized over a period of 11 years, which represented the expected period of benefits as of the acquisition date. As of December 31, 2024, the unamortized value of this vendor relationship intangible asset was approximately $4.9 million, which will be assessed for potential impairment or change in the amortization life of the intangible asset during the first quarter of 2025.

Climb Global Solutions, Inc. and Subsidiaries

Schedule II--Valuation and Qualifying Accounts

(Amounts in thousands)

		Charged to
	Beginning	Cost and		Ending
Description	Balance	Expense	Deductions	Balance
Year ended December 31, 2023
Allowance for expected credit losses (1)	$842	$54	$187	$709
Year ended December 31, 2024
Allowance for expected credit losses (1)	$709	$128	$249	$588

(1)	Previously referred to as Allowance for doubtful accounts.