Form 10-Q
period 2025-03-31
Climb Global Solutions, Inc.
filed 2025-05-01
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

There were 4,602,362 outstanding shares of common stock, par value $.01 per share (“Common Stock”) as of April 30, 2025.

CLIMB GLOBAL SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2025

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), and are intended to come within the safe harbor protection provided by those sections. The statements, other than statements of historical fact, included in this Quarterly Report are forward-looking statements.  Many of the forward-looking statements contained in this Quarterly Report  may be identified by the use of forward-looking words such as “believes,” “expects,” “intends,” “anticipates,” “plans,” “estimates,” “projects,” “forecasts,” “should,” “could,” “would,” “will,” “confident,” “may,” “can,” “potential,” “possible,” “proposed,” “in process,” “in development,” “opportunity,” “target,” “outlook,” “maintain,” “continue,” “goal,” “aim,” “commit,” or similar expressions or when we discuss our future operating results, priorities, strategy, goals, vision, mission, opportunities, projections, intentions or expectations.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Because these forward-looking statements are subject to risks and uncertainties, actual results could differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, but are not limited to, the continued acceptance of the Company’s distribution channel by vendors and customers, the timely availability and acceptance of new products, product mix, market conditions, competitive pricing pressures, the successful integration of acquisitions, contribution of key vendor relationships and support programs, including vendor rebates and discounts, inflation, import and export tariffs, interest rate risk and impact thereof, as well as factors that affect the software industry in general and other factors generally. We strongly urge current and prospective investors to carefully consider the cautionary statements and risk factors contained in this report and our annual report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2025.

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

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$32,461	$29,778
Accounts receivable, net of allowance for doubtful accounts of $734 and $588, respectively	240,230	341,597
Inventory, net	2,328	2,447
Prepaid expenses and other current assets	6,144	6,874
Total current assets	281,163	380,696

Equipment and leasehold improvements, net	13,264	12,853
Goodwill	35,675	34,924
Other intangibles, net	35,904	36,550
Right-of-use assets, net	1,841	1,965
Accounts receivable, net of current portion	1,183	1,174
Other assets	715	824
Deferred income tax assets	308	193
Total assets	$370,053	$469,179
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$266,452	$370,397
Lease liability, current portion	688	654
Term loan, current portion	566	560
Total current liabilities	267,706	371,611

Lease liability, net of current portion	1,502	1,685
Deferred income tax liabilities	4,862	4,723
Term loan, net of current portion	48	191
Other non-current liabilities	381	381
Total liabilities	274,499	378,591

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 5,284,500 shares issued: 4,584,055 and 4,601,302 shares outstanding, respectively	53	53
Additional paid-in capital	39,532	37,977
Treasury stock, at cost, 700,445 and 683,198 shares, respectively	(14,397)	(13,337)
Retained earnings	71,705	68,787
Accumulated other comprehensive loss	(1,339)	(2,892)
Total stockholders’ equity	95,554	90,588
Total liabilities and stockholders' equity	$370,053	$469,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

(Amounts in thousands, except per share data)

	Three months ended
	March 31,
	2025	2024

Net sales	$138,044	$92,422

Cost of sales	114,648	75,402

Gross profit	23,396	17,020

Selling, general, and administrative expenses	16,755	12,523

Acquisition related costs	126	123

Depreciation and amortization expense	1,737	871

Income from operations	4,778	3,503

Other income and (expense):

Interest, net	186	203

Foreign currency transaction loss	(580)	(85)

Change in fair value of acquisition contingent consideration	(136)	—

Income before provision for income taxes	4,248	3,621

Provision for income taxes	564	890

Net income	$3,684	$2,731

Income per common share-Basic	$0.81	$0.60

Income per common share-Diluted	$0.81	$0.60

Weighted average common shares outstanding — Basic	4,497	4,438

Weighted average common shares outstanding — Diluted	4,497	4,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three months ended
	March 31,
	2025	2024

Net income	$3,684	$2,731

Other comprehensive income (loss):
Foreign currency translation adjustments	1,553	(718)
Other comprehensive income (loss)	1,553	(718)

Comprehensive income	$5,237	$2,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
Balance at January 1, 2025	5,284,500	$53	$37,977	683,198	$(13,337)	$68,787	$(2,892)	$90,588
Net income	—	—	—	—	—	3,684	—	3,684
Translation adjustment	—	—	—	—	—	—	1,553	1,553
Dividends paid (per common share $0.17)	—	—	—	—	—	(766)	—	(766)
Share-based compensation expense	—	—	1,378	—	—	—	—	1,378
Restricted stock grants (net of forfeitures)	—	—	177	10,137	(177)	—	—	—
Treasury shares repurchased	—	—	—	7,110	(883)	—	—	(883)
Balance at March 31, 2025	5,284,500	$53	$39,532	700,445	$(14,397)	$71,705	$(1,339)	$95,554

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
Balance at January 1, 2024	5,284,500	$53	$34,647	711,052	$(12,623)	$53,215	$(522)	$74,770
Net income	—	—	—	—	—	2,731	—	2,731
Translation adjustment	—	—	—	—	—	—	(718)	(718)
Dividends paid (per common share $0.17)	—	—	—	—	—	(756)	—	(756)
Share-based compensation expense	—	—	854	—	—	—	—	854
Restricted stock grants (net of forfeitures)	—	—	(331)	(18,938)	331	—	—	—
Treasury shares repurchased	—	—	—	7,255	(432)	—	—	(432)
Balance at March 31, 2024	5,284,500	$53	$35,170	699,369	$(12,724)	$55,190	$(1,240)	$76,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three months ended
	March 31,
	2025	2024
Cash flows from operating activities
Net income	$3,684	$2,731
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization expense	1,737	871
Provision for doubtful accounts	35	45
Deferred income tax benefit	(130)	(77)
Share-based compensation expense	1,323	822
Gain on disposal of fixed assets	(5)	—
Amortization of discount on accounts receivable	(12)	(6)
Amortization of right-of-use assets	170	29
Change in fair value of contingent earn-out consideration	136	—
Changes in operating assets and liabilities:
Accounts receivable	103,235	40,435
Inventory	171	1,824
Prepaid expenses and other current assets	722	115
Accounts payable and accrued expenses	(102,524)	(31,024)
Lease liability, net	(195)	(63)
Other assets and liabilities	110	(1,655)
Net cash and cash equivalents provided by operating activities	8,457	14,047

Cash flows from investing activities
Purchase of equipment and leasehold improvements and capitalization of internal-use software	(729)	(1,180)
Net cash and cash equivalents used in investing activities	(729)	(1,180)

Cash flows from financing activities
Purchase of treasury stock	(883)	(432)
Repayments of borrowings under credit facilities	—	(4,229)
Repayments of borrowings under term loan	(138)	(133)
Dividends paid	(766)	(756)
Contingent consideration paid	(3,559)	—
Net cash and cash equivalents used in financing activities	(5,346)	(5,550)

Effect of foreign exchange rate on cash and cash equivalents	301	(40)

Net increase in cash and cash equivalents	2,683	7,277
Cash and cash equivalents at beginning of period	29,778	36,295
Cash and cash equivalents at end of period	$32,461	$43,572

Supplementary disclosure of cash flow information:
Income taxes paid	$384	$272
Interest paid	$32	$68

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

(Amounts in tables in thousands, except share and per share amounts)

1.           Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Climb Global Solutions, Inc. and its subsidiaries (collectively, the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, as permitted by the rules and regulation of the Securities and Exchange Commission, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete audited financial statements.

The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, stock-based compensation, evaluation of performance obligations and allocation of revenue to distinct items, contingencies and litigation. The Company bases its estimates on its historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the opinion of the Company’s management, all adjustments that are of a normal recurring nature, considered necessary for fair presentation of the results for the periods presented, have been included in the accompanying condensed consolidated financial statements. The Company’s actual results may differ from these estimates under different assumptions or conditions. The unaudited condensed consolidated statements of earnings for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities Exchange Commission for the fiscal year ended December 31, 2024.

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

In December 2023, the FASB issued ASU No. 2023-09, “ Income Taxes (Topic 740): Improvements to Income Tax Disclosures ”. Upon adoption of this ASU, the Company will disclose specific new categories in its income tax rate reconciliation and provide additional information for reconciling items above a quantitative threshold. The Company will also disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes, and also disaggregated by individual jurisdictions in which income taxes paid were above a threshold. The Company expects these amendments will first be applied in the Company’s annual report on Form 10-K for the fiscal year ending December 31, 2025, on a prospective basis.

3.           Foreign Currency Translation:

Assets and liabilities of the Company’s foreign subsidiaries have been translated using the end of the reporting period exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. Foreign currency transaction gains and losses are recorded as income or expenses as amounts are settled. The net sales from our foreign operations for the three months ended March 31, 2025 and 2024 were $31.0 million and $28.2 million, respectively.

The Company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. In cases where the Company is not able to create a natural hedge by maintaining offsetting asset and liability amounts in the same currency, it may enter into foreign exchange contracts, typically in the form of forward purchase agreements, to facilitate the hedging of foreign currency exposures to mitigate the impact of changes in foreign currency exchange rates. These contracts generally have terms of no more than three months. The Company does not apply hedge accounting to these contracts and therefore the changes in fair value are recorded in earnings. The Company does not enter into foreign exchange contracts for trading purposes and the risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the Company minimizes by limiting its counterparties to major financial institutions. The Company recognized an unrealized loss of less than $0.1 million on contracts outstanding as of March 31, 2025, which is included in foreign currency transaction loss in the Consolidated Statements of Earnings.

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

The Company disaggregates its operating revenue by segment, geography and timing of revenue recognition, which the Company believes provides a meaningful depiction of the nature of its revenue. For additional information, see Note 17 –  Segment Information.

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

6.            Acquisition:

On  July 31, 2024, Climb Global Solutions DSS, LLC, a wholly-owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) and purchased the entire share capital of Douglas Stewart Software & Services, LLC (“DSS”), a Florida limited liability company, for an aggregate purchase price of approximately $20.3 million (subject to certain adjustments) plus a potential post-closing earnout payment. DSS distributes software to value added resellers (“VARs”) and campus stores across North America in both the K-12 and higher education markets, furthering the Company's reach into these markets. The Purchase Agreement contains customary representations, warranties, covenants and indemnities. The acquisition was funded utilizing cash from the Company’s balance sheet.

The purchase consideration included approximately $1.7 million fair value for potential earn-out consideration if certain targets are achieved by September 30, 2025, payable in cash. As of March 31, 2025, the Company reassessed the earn-out liability and increased the fair value of the earn out liability to approximately $2.0 million, with $0.1 million adjustment recognized within change in fair value of acquisition contingent consideration during the three months ended March 31, 2025. The fair value earn-out measurement was primarily based on inputs that are not observable, which are categorized as a Level 3 measurement in the fair value hierarchy (See Note 18 – Fair Value Measurements), reflecting its assessment of the assumptions market participants would use to value these liabilities. The undiscounted payment of the earn-out can range from zero up to approximately $4.2 million and achievement is based on the post-acquisition results of DSS.

7.            Goodwill and Other Intangible Assets:

The following table summarizes the changes in the carrying amount of goodwill for the three months ended March 31, 2025:

	Distribution	Solutions	Consolidated
Balance December 31, 2024	$26,530	$8,394	$34,924
Translation adjustments	484	267	751
Balance March 31, 2025	$27,014	$8,661	$35,675

Information related to the Company’s other intangibles, net is as follows:

	As of March 31, 2025
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer and vendor relationships	$44,691	$9,137	$35,554
Trade name	496	146	350
Total	$45,187	$9,283	$35,904

	As of December 31, 2024
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer and vendor relationships	$43,805	$7,603	$36,202
Trade name	481	133	348
Total	$44,286	$7,736	$36,550

Customer relationships are amortized over thirteen years. Vendor relationships are amortized between four and fifteen years. Trade name is amortized over fifteen years.

During the three months ended March 31, 2025 and 2024, the Company recognized total amortization expense for other intangibles, net of $1.3 million and $0.7 million, respectively.

Estimated future amortization expense of the Company’s other intangibles, net as of March 31, 2025 is as follows:

2025 (excluding the three months ended March 31, 2025)	$4,501
2026	5,547
2027	4,046
2028	3,796
2029	3,546
Thereafter	14,468
Total	$35,904

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

Information related to the Company’s ROU assets and related lease liabilities were as follows:

	Three months ended
	March 31,
	2025	2024
Cash paid for operating lease liabilities	$228	$160
Right-of-use assets obtained in exchange for new operating lease obligations	$—	$69
Weighted-average remaining lease term (years)	3.3	2.9
Weighted-average discount rate	5.7%	3.7%

Maturities of lease liabilities as of March 31, 2025 were as follows:

2025 (excluding the three months ended March 31, 2025)	$585
2026	991
2027	538
2028	329
2029	286
2,729
Less: imputed interest	(539)
Total lease liabilities	$2,190

Lease liabilities, current portion	688
Lease liabilities, net of current portion	1,502
Total lease liabilities	$2,190

9.            Fair Value:

The carrying amounts of financial instruments, including cash and cash equivalents, short-term accounts receivable, accounts payable and term loan approximated fair value at March 31, 2025 and  December 31, 2024 because of the relative short maturity of these instruments. The Company’s accounts receivable long-term are discounted to their present value at prevailing market rates at the time of sale.

10.         Balance Sheet Detail:

Equipment and leasehold improvements consist of the following:

	March 31,	December 31,
	2025	2024
Equipment	$3,261	$2,951
Capitalized software	12,349	11,821
Buildings	696	668
Leasehold improvements	2,466	2,426
	18,772	17,866
Less accumulated depreciation and amortization	(5,508)	(5,013)
	$13,264	$12,853

During the three months ended March 31, 2025 and 2024, the Company recorded depreciation and amortization expense of $1.7 million and $0.9 million, respectively.

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

	March 31,	December 31,
	2025	2024
Total amount due from customer	$2,068	$2,459
Less: unamortized discount	(90)	(102)
Less: current portion included in accounts receivable	(795)	(1,183)
	$1,183	$1,174

The undiscounted cash flows to be received by the Company relating to these accounts receivable long-term is expected to be $0.8 million, $0.8 million and $0.4 million, respectively, during each of the 12-month periods ending March 31, 2025, 2026, and 2027.

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2025	2024
Trade accounts payable	$247,829	$331,654
Accrued expenses	9,705	17,179
Other accounts payable and accrued expenses	8,918	21,564
	$266,452	$370,397

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

All outstanding loans issued pursuant to the Credit Agreement become due and payable, on May 18, 2028. There were no amounts outstanding under the Credit Agreement as of March 31, 2025.

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

At March 31, 2025 and December 31, 2024, the Company had $0.6 million and $0.8 million outstanding under the Term Loan, respectively. At March 31, 2025, future principal payments under the Term Loan are as follows:

2025 (excluding the three months ended March 31, 2025)	566
2026	48
Total	$614

In connection with the acquisition of Data Solutions, which was completed October 6, 2023, the Company acquired an invoice discounting facility ("IDF") that was with recourse to the Company. Data Solutions had previously entered into the IDF with AIB Commercial Finance Limited ("AIB") pursuant to a Debt Purchase Agreement. The Company subsequently terminated the IDF during the year ended December 31, 2024. The proceeds from the IDF were used for working capital needs of Data Solutions. Borrowings under the IDF were based on accounts receivable up to 80% of the outstanding accounts receivable balance. The discount rate under the IDF was equal to 2.5% above AIB's applicable lending rates that varied based on the currency of the accounts receivable.

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	Three months ended
	March 31,
	2025	2024
Numerator:
Net income	$3,684	$2,731

Less distributed and undistributed income allocated to participating securities	(61)	63

Net income attributable to common shareholders	3,623	2,668

Denominator:
Weighted average common shares (Basic)	4,497	4,438

Weighted average common shares including assumed conversions (Diluted)	4,497	4,438

Basic net income per share	$0.81	$0.60
Diluted net income per share	$0.81	$0.60

13.          Major Customers and Vendors:

The Company had one major vendor that accounted for 13% of total purchases during the three months ended March 31, 2025, and 16% of total purchases during the three months ended March 31, 2024.

The Company had two major customers that accounted for 26% and 13%% of net sales during the three months ended March 31, 2025, and 20% and 15%, of net sales during the three months ended March 31, 2024. These same customers accounted for 23% and 5% of total net accounts receivable as of March 31, 2025, and 16% of total net accounts receivable as of December 31, 2024.

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

During the three months ended March 31, 2025 and 2024, the Company recorded a provision for income taxes of $0.6 million and 0.9 million, respectively. The effective tax rate for the three months ended March 31, 2025 and 2024 was 13.3% and 24.6%, respectively. The change in effective tax rate for the three months ended March 31, 2025 compared to the same period in the prior year was primarily impacted by a discrete item for the recognition of excess tax benefits related to share-based compensation in income tax expense. The recognition of excess tax benefit related to share-based compensation in income tax expense resulted in a net tax benefit of $0.5 million and reduced our effective tax rate by 10.7% during the three months ended March 31, 2025.

15.          Stockholders’ Equity and Stock Based Compensation:

The 2021 Omnibus Incentive Plan (the “2021 Plan”) authorizes the grant of Stock Options, Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The 2021 Plan was approved by the Company’s stockholders at the 2021 Annual Meeting in June 2021. The total number of shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) initially available for award under the 2021 Plan was 500,000 shares. As of March 31, 2025, the number of shares of Common Stock available for future award grants to employees, officers and directors under the 2021 Plan is 201,392.

During the three months ended March 31, 2025, the Company granted a total of 1,906 shares of Restricted Stock to an officer. These shares of Restricted Stock vest over time in sixteen equal quarterly installments. During the three months ended March 31, 2025, a total of 12,043 shares of Restricted Stock were forfeited.

During the three months ended March 31, 2024, the Company granted a total of 18,938 shares of Restricted Stock to officers and employees. These shares of Restricted Stock vest immediately, over time in three equal installments or over time in sixteen equal quarterly installments.

A summary of nonvested shares of Restricted Stock awards outstanding under the 2021 Plan as of March 31, 2025, and changes during the three months then ended is as follows:

		Weighted
		Average Grant
		Date
	Shares	Fair Value
Nonvested shares at January 1, 2025	114,710	$47.23
Granted in 2025	1,906	131.22
Vested in 2025	(26,029)	47.81
Forfeited in 2025	(12,043)	43.86
Nonvested shares at March 31, 2025	78,544	$49.60

As of March 31, 2025, there is approximately $3.4 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.1 years.

During the three months ended March 31, 2025 and 2024, the Company recognized share-based compensation expense of $1.3 million and $0.8 million, respectively.

16.          Commitments and Contingencies

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

Other

As of  March 31, 2025, the Company has no standby letters of credit, has no standby repurchase obligations or other commercial commitments. The Company has a line of credit see Note 11 (Credit Facility). Other than employment agreements and management compensation arrangements, the Company is not engaged in any other transactions with related parties.

17.          Segment Information:

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

The Company is organized into two reportable operating segments. The “Distribution” segment distributes technical software to corporate resellers, VARs, consultants and systems integrators worldwide. The “Solutions” segment is a provider of cloud solutions and value-added reseller of software, hardware and services to customers worldwide. The Company's reportable segments are based on products and services delivered, and the Company's CODM decides how to assess performance and allocate resources based on segment.

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

	Three months ended
	March 31,
	2025	2024
Net Sales:
Distribution	$132,162	$86,822
Solutions	5,882	5,600
	138,044	92,422
Cost of Sales:
Distribution	$111,764	$72,607
Solutions	2,884	2,795
	114,648	75,402
Direct Costs:
Distribution	$9,462	$7,376
Solutions	1,470	1,381
	10,932	8,757
Segment Income: (1)
Distribution	$10,936	$6,839
Solutions	1,528	1,424
Segment Income	12,464	8,263

General and administrative	$5,823	$3,766
Acquisition related costs	126	123
Depreciation and amortization expense	1,737	871
Interest, net	186	203
Foreign currency transaction loss	(580)	(85)
Change in fair value of acquisition contingent consideration	(136)	—
Income before taxes	$4,248	$3,621

(1)

Excludes general corporate expenses including acquisition related costs, amortization and depreciation expense, interest, foreign currency transaction loss, and change in fair value of acquisition contingent consideration.

	As of	As of
	March 31,	December 31,
Selected Assets by Segment:	2025	2024

Distribution	$293,604	$394,809
Solutions	21,715	21,882
Segment Select Assets	315,319	416,691
Corporate Assets	54,734	52,488
Total Assets	$370,053	$469,179

Geographic areas and net sales mix related to operations for the three months ended March 31, 2025 and 2024 were as follows. Revenue is allocated to a geographic area based on the location of the sale, which is generally the customer’s country of domicile.

	Three months ended
	March 31, 2025
	Distribution	Solutions	Total
Geography
USA	$105,088	$1,954	$107,042
Europe and United Kingdom	18,594	3,779	22,373
Canada	8,480	149	8,629
Total net sales	$132,162	$5,882	$138,044

Timing of Revenue Recognition
Transferred at a point in time where the Company is principal (1)	$118,988	$4,299	$123,287
Transferred at a point in time where the Company is agent (2)	13,174	1,583	14,757
Total net sales	$132,162	$5,882	$138,044

	Three months ended
	March 31, 2024
	Distribution	Solutions	Total
Geography
USA	$62,364	$1,908	$64,272
Europe and United Kingdom	18,285	3,406	21,691
Canada	6,173	286	6,459
Total net sales	$86,822	$5,600	$92,422

Timing of Revenue Recognition
Transferred at a point in time where the Company is principal (1)	$75,733	$3,558	$79,291
Transferred at a point in time where the Company is agent (2)	11,089	2,042	13,131
Total net sales	$86,822	$5,600	$92,422

(1)	Includes net sales from third-party hardware and software products.

(2)	Includes net sales from third-party maintenance, software support and services.

Geographic identifiable assets related to operations as of  March 31, 2025 and  December 31, 2024 were as follows.

	March 31,	December 31,
Identifiable Assets by Geographic Areas	2025	2024
USA	$221,465	$278,957
Canada	31,440	34,352
Europe and United Kingdom	117,148	155,870
Total	$370,053	$469,179

18.          Fair Value Measurements

Fair value is defined under U.S. GAAP as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy has been established for valuation inputs to prioritize the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of March 31, 2025 and  December 31, 2024, respectively, are as follows:

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent earn-out	$—	$—	$2,451	$2,451
Total liabilities	$—	$—	$2,451	$2,451

	As of December 31, 2024
Liabilities:
Contingent earn-out	$—	$—	$5,896	$5,896
Total liabilities	$—	$—	$5,896	$5,896

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

The following table presents the changes in the Company’s level 3 financial instruments measured at fair value on a recurring basis:

Balance December 31, 2024	$5,896
Contingent earnout paid	(3,559)
Change in fair value of acquisition contingent consideration	136
Translation adjustments	(22)
Balance March 31, 2025	$2,451

During the three months ended March 31, 2025, the Company made a contingent consideration payment of $3.6 million in cash related to the acquisition of Spinnakar Limited, which was completed on August 18, 2022. The payment was made based on Spinnakar's achievement of targets outlined in the acquisition agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This following information should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K filed with the SEC on for the fiscal year ended December 31, 2024.  In addition to historical information, the following discussion contains certain forward-looking information.  See “Cautionary Note Regarding Forward-Looking Statements” above for certain information concerning -forward-looking statements.

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

Factors Influencing Our Financial Results

We derive most of our net sales through the sale of third-party software licenses, maintenance and service agreements. In our Distribution segment, sales are impacted by the number of product lines we distribute, and sales penetration of those products into the reseller channel, product lifecycle competition, and demand characteristics of the products which we are authorized to distribute. In our Solutions segment, sales are generally driven by sales force effectiveness and success in providing superior customer service and cloud solutions support, competitive pricing, and flexible payment solutions to our customers. Our sales are also impacted by external factors such as levels of IT spending and customer demand for products we distribute.

We sell in a competitive environment where gross product margins have historically declined due to competition and changes in product mix towards products where no delivery of a physical product is required. In addition, we grant discounts, allowances, and rebates to certain customers, which may vary from period to period, based on volume, payment terms and other criteria. To date, we have been able to implement cost efficiencies such as the use of drop shipments, EDI and other capabilities to be able to operate our business profitably as gross margins have declined. We evaluate the profitability of our business based on return on equity and effective margin (see discussions below).

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

The Company’s sales, gross profit and results of operations have fluctuated and are expected to continue to fluctuate on a quarterly basis as a result of a number of factors, including but not limited to: the condition of the software industry in general, shifts in demand for software products, pricing, industry shipments of new software products or upgrades, fluctuations in merchandise returns, adverse weather conditions that affect response, distribution or shipping, import and export tariffs, shifts in the timing of holidays and changes in the Company’s product offerings. The Company’s operating expenditures are based on sales forecasts. If sales do not meet expectations in any given quarter, operating results may be materially adversely affected.

Dividend Policy and Share Repurchase Program. Historically we have sought to return value to investors through the payment of quarterly dividends and share repurchases. Total dividends paid and the dollar value of the shares repurchased were $0.8 million and $0.9 million, for the three months ended March 31, 2025, respectively, and $0.7 million and $0.4 million, for the three months ended March 31, 2024, respectively. The payment of future dividends and share repurchases is at the discretion of our Board of Directors and dependent on results of operations, projected capital requirements, and other factors the Board of Directors may find relevant.

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

Financial Overview

Net sales increased 49%, or $45.6 million, to $138.0 million for the three months ended March 31, 2025 compared to $92.4 million for the same period in the prior year. Gross profit increased 37%, or $6.4 million, to $23.4 million for the three months ended March 31, 2025, compared to $17.0 million for the same period in the prior year. Selling, general and administrative (“SG&A”) expenses increased 34%, or $4.2 million, to $16.8 million for the three months ended March 31, 2025 compared to $12.5 million for the same period in the prior year. Depreciation and amortization expense increased 99%, or $0.9 million, to $1.7 million for the three months ended March 31, 2025 compared to $0.9 million for the same period in the prior year. Net income increased 35%, or $1.0 million, to $3.7 million for the three months ended March 31, 2025 compared to $2.7 million for the same period in the prior year. Diluted income per share increased 35%, or $0.21 to $0.81 for the three months ended March 31, 2025 compared to $0.60 for the same period in the prior year.

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

All acquisition-related costs are accounted for as expenses in the period in which they are incurred. Contingent consideration is remeasured each reporting period using Level 3 inputs, and the change in fair value, including accretion for the passage of time, is recognized in change in fair value of acquisition contingent consideration in the consolidated statement of earnings.

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

Intangible Assets

Intangible assets with determinable lives are amortized on a straight-line basis over their respective estimated useful lives, which is determined based on their expected period of benefit, or are amortized weighted toward their expected periods of benefit.. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. In addition, each quarter, the Company evaluates whether events and circumstances warrant a revision to the remaining estimated useful life of each of these intangible assets. If the Company were to determine that a change to the remaining estimated useful life of an intangible asset was necessary, then the remaining carrying amount of the intangible asset would be amortized prospectively over that revised remaining useful life.

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

Foreign Exchange

The Company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. In cases where the Company is not able to create a natural hedge by maintaining offsetting asset and liability amounts in the same currency, it may enter into foreign exchange contracts, typically in the form of forward purchase agreements, to facilitate the hedging of foreign currency exposures to mitigate the impact of changes in foreign currency exchange rates. These contracts generally have terms of no more than two months. The Company does not apply hedge accounting to these contracts and therefore the changes in fair value are recorded in earnings. The Company does not enter into foreign exchange contracts for trading purposes and the risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the Company minimizes by limiting its counterparties to major financial institutions. The Company recognized an unrealized loss of less than $0.1 million on contracts outstanding as of March 31, 2025, which is included in foreign currency transaction loss in the Consolidated Statement of Earnings.

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

In December 2023, the FASB issued ASU No. 2023-09, “ Income Taxes (Topic 740): Improvements to Income Tax Disclosures ”. Upon adoption of this ASU, the Company will disclose specific new categories in its income tax rate reconciliation and provide additional information for reconciling items above a quantitative threshold. The Company will also disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes, and also disaggregated by individual jurisdictions in which income taxes paid were above a threshold. The Company expects these amendments will first be applied in the Company’s annual report on Form 10-K for the fiscal year ending December 31, 2025, on a prospective basis.

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Three months ended
	March 31,
	2025	2024
Net sales	100.0%	100.0%
Cost of sales	83.1	81.6
Gross profit	16.9	18.4
Selling, general and administrative expenses	12.1	13.5
Acquisition related costs	0.1	0.1
Depreciation and amortization expense	1.3	0.9
Income from operations	3.5	3.8
Other income	(0.3)	0.1
Income before income taxes	3.1	3.9
Income tax provision	0.4	1.0
Net income	2.7%	3.0%

Key Business Metrics

GAAP and Non-GAAP Financial Measures

Our management monitors several financial and non-financial measures and ratios on a regular basis in order to track the progress of our business. We believe that the most important of these measures and ratios include net sales, gross profit and net income, in each case based on information prepared in accordance with U.S. GAAP, as well as certain non-GAAP financial measures and ratios which include adjusted EBITDA and adjusted EBITDA as a percentage of gross profit, or effective margin. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance or financial position that either excludes or includes amounts that are correspondingly not normally excluded or included in the most directly comparable measure calculated and presented in accordance with U.S. GAAP. Our use of non-GAAP information as analytical tools has limitations, and you should not consider them in isolation or as substitutes for analysis of our financial results reported under U.S. GAAP, as these measures used by management may differ from similar measures used by other companies, even when similar terms are used to identify such measures.

	Three months ended
	March 31,	March 31,
Net income reconciled to adjusted EBITDA (Non-GAAP):	2025	2024

Net income	$3,684	$2,731
Provision for income taxes	564	890
Depreciation and amortization	1,737	871
Interest expense	69	101
EBITDA	6,054	4,593
Share-based compensation	1,323	822
Acquisition related costs	126	123
Change in fair value of acquisition contingent consideration	136	—
Adjusted EBITDA	$7,639	$5,538

We define adjusted EBITDA, as net income, plus provision for income taxes, depreciation, amortization, share-based compensation, interest, acquisition related costs and changes in the fair value of contingent considerations. We define effective margin as adjusted EBITDA as a percentage of gross profit. We provided a reconciliation of adjusted EBITDA to net income, which is the most directly comparable U.S. GAAP measure. We use adjusted EBITDA as a supplemental measure of our performance to gain insight into our businesses profitability, operating performance and performance trends, and to provide management and investors a useful measure for period-to-period comparisons by excluding items that management believes are not reflective of our underlying operating performance. Accordingly, we believe that Adjusted EBITDA and effective margin provide useful information to investors and others in understanding and evaluating our operating results. Adjusted EBITDA is also a component to our financial covenants in our credit facility. Our use of adjusted EBITDA has limitations, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. In addition, other companies, including companies in our industry, might calculate adjusted EBITDA, or similarly titled measures differently, which may reduce their usefulness as comparative measures.

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

	Three months ended
	March 31,	March 31,
	2025	2024

Net sales	$138,044	$92,422

Gross profit	$23,396	$17,020
Gross profit - Distribution	$20,399	$14,215
Gross profit - Solutions	$2,997	$2,805

Non-GAAP Financial Measures:
Adjusted EBITDA (Non-GAAP)	$7,639	$5,538

Effective margin % - Adjusted EBITDA (Non-GAAP)	32.7%	32.5%

Operational Metrics:
Gross billings	$474,596	$355,269
Gross billings - Distribution	$453,575	$334,637
Gross billings - Solutions	$21,021	$20,632

Gross billings margin % - Gross billings	4.9%	4.8%

We consider gross profit growth and effective margin to be key metrics in evaluating our business. During the three months ended March 31, 2025, gross profit increased 37%, or $6.4 million, to $23.4 million compared to $17.0 million for the same period in the prior year while effective margin increased to 32.7% compared to 32.5% for the same period in the prior year.

Acquisitions

On July 31, 2024, we completed the acquisition of DSS for an aggregate purchase price of approximately $20.3 million (subject to certain adjustments) plus a potential post-closing earnout payment.  The operating results of DSS are included in our in our operating results from the date of acquisition within our Distribution segment.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Net Sales and Gross Billings

Net sales for the three months ended March 31, 2025 increased 49%, or $45.6 million, to $138.0 million compared to $92.4 million for the same period in the prior year. Gross billings, an operational metric, for the three months ended March 31, 2025 increased 34%, or $119.3 million, to $474.6 million compared to $355.3 million for the same period in the prior year. Net sales and gross billings increased due to both organic growth from our existing vendor partnerships as well as the impact of the acquisition of DSS. Gross billings increased at a lesser rate than net sales due to differences in the product mix between the two periods. During the three months ended March 31, 2025, gross billings included a greater percentage of hardware and software products, which are recorded on a gross basis, while during the three months ended March 31, 2024, gross billings included a greater percentage of security, maintenance and cloud products, which are recorded net of related cost of sales.

Distribution segment net sales for the three months ended March 31, 2025 increased 52%, or $45.4 million, to $132.2 million compared to $86.8 million for the same period in the prior year. Gross billings for the Distribution segment for the three months ended March 31, 2025 increased 36%, or $119.0 million, to $453.6 million compared to $334.6 million for the same period in the prior year. Net sales increased at a greater rate than gross billings increased due to the impact of hardware and software sales recognized during the current period, which are recorded on a gross basis.

Solutions segment net sales for the three months ended March 31, 2025, increased 5%, or $0.3 million, to $5.9 million compared to $5.6 million for the same period in the prior year. Gross billings for the Solutions segment for the three months ended March 31, 2025 increased 2%, or $0.4 million, to $21.0 million compared to $20.6 million for the same period in the prior year. Net sales increased at a greater rate than gross billings due to differences in the product mix between the two periods.

The Company had two major customers that accounted for 26% and 13%, respectively, of its total net sales during the three months ended March 31, 2025 and 20% and 15%, respectively, of its total net sales during the three months ended March 31, 2024. The Company had one major vendor that accounted for 13% of total purchases during the three months ended March 31, 2025 and 16% of total purchases during the three months ended March 31, 2024.

Gross Profit

Gross profit for the three months ended March 31, 2025 increased 37%, or $6.4 million, to $23.4 million compared to $17.0 million for the same period in the prior year. Gross profit increased due to both organic growth from our existing vendor partnerships as well as the impact of the acquisition of DSS.

Distribution segment gross profit for the three months ended March 31, 2025 increased 44%, or $6.2 million, to $20.4 million compared to $14.2 million for the same period in the prior year. The increase in Distribution segment gross profit was due to the aforementioned organic growth from our existing vendor partnerships as well as the contribution from the acquisition of DSS, partially offset by higher early pay discounts and other rebates and discounts offered to our customers as a percentage of gross billings.

Solutions segment gross profit for the three months ended March 31, 2025 increased 7%, or $0.2 million, to $3.0 million compared to $2.8 million for the same period in the prior year. This increase was driven by the aforementioned increase in gross billings compared to the same period in the prior year.

Customer rebates and discounts for the three months ended March 31, 2025 were $4.6 million compared to $3.3 million for the same period in the prior year. Customer rebates and discounts vary based on terms of rebate and early pay discount programs offered to customers and timing of payments ultimately received from our customers.

Vendor rebates and discounts for the three months ended March 31, 2025 were $4.7 million compared to $1.9 million for the same period in the prior year. Vendor rebates are dependent on programs offered by our vendors and in some cases reaching certain volume targets set by our vendors or meeting certain early payment programs offered by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended March 31, 2025 increased 34%, or $4.3 million, to $16.8 million compared to $12.5 million for the same period in the prior year. This increase was primarily due to the impact of the acquisition of DSS as well as an increase in salaries, commissions and other employee related expenses in support of the increased gross profit. SG&A expenses were 3.5% of gross billings for the three months ended March 31, 2025 and 2024, respectively. The Company expects that its SG&A expenses, as a percentage of gross billings, may vary depending on changes in sales volume, as well as the levels of continuing investments to drive future growth.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2025, increased 99%, or $0.8 million, to $1.7 million compared to $0.9 million for the same period in the prior year, primarily due to the amortization of intangible assets acquired in the DSS acquisition as well as increased amortization for a vendor relationship acquired through a prior year acquisition. The Company received notice of termination of its distribution agreement from this vendor and therefore changed the amortization life of the intangible asset to a shorter period to reflect the expected period of benefits.

Acquisition Related Costs

Acquisition related costs for the three months ended March 31, 2025 and 2024 remained consistent at $0.1 million, respectively.

Income Taxes

We compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from operations before income taxes, except for significant unusual or infrequently occurring items and discrete items. As a result, our estimated tax rate is adjusted each quarter. For the three months ended March 31, 2025 and 2024, the Company recorded a provision for income taxes of $0.6 million and $0.9 million, respectively. The effective tax rate for the three months ended March 31, 2025 and 2024 was 13.3% and 24.6%, respectively. The change in effective tax rate for the three months ended March 31, 2025 compared to the same period in the prior year was impacted by a discrete item for the recognition of excess tax benefits related to share-based compensation in income tax expense, changes in the mix of jurisdictions in which taxable income was earned, as well as limitations on the deductibility of certain executive compensation amounts during both periods.

Liquidity and Capital Resources

Our cash and cash equivalents as of March 31, 2025 increased 9%, or $2.7 million, to $32.5 million compared to $29.8 million as of December 31, 2024.

Net cash and cash equivalents provided by operating activities for the three months ended March 31, 2025 was $8.5 million, comprised primarily of net income adjusted for non-cash items of $6.9 million, partially offset by changes in operating assets and liabilities of $1.5 million.

Net cash and cash equivalents used in investing activities during the three months ended March 31, 2025 was $0.7 million purchases of fixed assets supporting our ongoing ERP project and new leasehold improvements.

Net cash and cash equivalents used in financing activities during the three months ended March 31, 2025 was $5.3 million, comprised of payments of contingent considerations of $3.6 million, purchases of treasury stock of $0.9 million, dividend payments on our Common Stock of $0.8 million and  repayments of borrowings under term loan of $0.1 million.

On May 18, 2023, the Company entered into a revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPM”), providing for a revolving credit facility of up to $50.0 million, including the issuance of letters of credit and swingline loans not to exceed $2.5 million and $5.0 million, respectively, at any time outstanding. In addition, subject to certain conditions enumerated in the Credit Agreement, the Company has the right to increase the revolving credit facility by a total amount not to exceed $20.0 million. The proceeds of the revolving loans, letters of credit and swingline loans under the Credit Agreement may be used for working capital needs, general corporate purposes and for acquisitions permitted by the terms of the Credit Agreement. All outstanding loans issued pursuant to the Credit Agreement become due and payable, on May 18, 2028. There were no amounts outstanding under the Credit Agreement as of March 31, 2025.

On April 8, 2022, the Company entered into a $2.1 million term loan (the “Term Loan”) with First American Commercial Bancorp, Inc. (“First American”) pursuant to a Master Loan and Security Agreement. The proceeds from the Term Loan was used to fund certain capital expenditures. The borrowing under the Term Loan bears interest at a rate of 3.73% per annum and is being repaid over forty-eight monthly installments of principal and interest through April 2026.  As of March 31, 2025, the Company had $0.6 million outstanding under the Term Loan.

In connection with the acquisition of Data Solutions, which was completed October 6, 2023, the Company acquired an IDF that was with recourse to the Company. Data Solutions had previously entered into the IDF with AIB Commercial Finance Limited ("AIB") pursuant to a Debt Purchase Agreement. The Company subsequently terminated the IDF during the year ended December 31, 2024. The proceeds from the IDF were used for working capital needs of Data Solutions. Borrowings under the IDF were based on accounts receivable up to 80% of the outstanding accounts receivable balance. The discount rate under the IDF was equal to 2.5% above AIB's applicable lending rates that varied based on the currency of the accounts receivable.

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

Off-Balance Sheet Arrangements

As of March 31, 2025, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934, as amended.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk in the ordinary course of our business. This market risk is principally limited to changes in foreign currency exchange rates.

We conduct international operations in Canada, the United Kingdom and throughout Europe. Our results of operations are subject to both foreign currency transaction risk and currency translation risk. We have foreign currency transaction risk when transactions are not denominated in our subsidiaries’ functional currency, which include purchases and sales of the products and services we provide. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant functional currency and then translated into U.S. dollars for inclusion in our condensed consolidated financial statements. In recent years, exchange rates between these foreign currencies and the U.S. dollar have fluctuated significantly and may do so in the future.

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

As previously disclosed in this Quarterly Report on Form 10-Q, on July 31, 2024, we completed the acquisition of DSS. SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from date of acquisition. We are in the process of integrating DSS operations within our internal control structure. In executing this integration, we are analyzing, evaluating, and where necessary, making changes in controls and procedures related to the DSS business. Accordingly, management has excluded controls relating to DSS in this quarter’s evaluation of disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting. Except for the acquisition of DSS described above, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the three months ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The nature of our business exposes the Company and its subsidiaries to the risk of claims and litigation in the normal course of business. Other than routine litigation arising out of the ordinary course of business, we are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 1A. Risk Factors

You should carefully consider the risks described in "Item 1A. Risk Factors" in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the repurchase of Common Stock by the Company and its affiliated purchasers during the first quarter of 2025.

ISSUER PURCHASE OF EQUITY SECURITIES

					Maximum
					Number of
			Total Number		Shares That
			of Shares		May Yet Be
	Total		Purchased as		Purchased
	Number		Part of Publicly		Under the
	of Shares	Average	Announced	Average	Plans or
	Purchased	Price Paid	Plans or	Price Paid	Programs
Period	(1)	Per Share	Programs	Per Share	(2)

January 1, 2025 - January 31, 2025	—	$—	—	$—	545,786
February 1, 2025 - February 28, 2025	—	$—	—	$—	545,786
March 1, 2025 - March 31, 2025	—	$—	—	$—	545,786
Total	—	$—	—	$—	545,786

(1)

Does not include 7,110 shares surrendered, or deemed surrendered, to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock.

(2)	For the quarter ended March 31, 2025, we did not repurchase any shares of our Common Stock under our share repurchase plans referred to in footnote (3) below.

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

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Exhibit or Annex	Filing Date	File Number

3.1	Amended and Restated Certificate of Incorporation of the Company.	10-K	3.1	March 11, 2025	000-26408

3.1(a)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.	10-Q	3.1(a)	November 3, 2006	000-26408

3.1(b)	Certificate of Amendment of Restated Certificate of Information of the Company.	8-K	3.1	October 27, 2022	000-26408

3.2	Amended and Restated Bylaws of the Company.	8-K	3.1	December 8, 2022	000-26408

10.1	Separation Agreement between Climb Global Solutions, Inc. and Andrew Clark, dated January 13, 2025	8-K	10.1	January 13, 2025	000-26408

31.1*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Dale Foster, the Chief Executive Officer of the Company.

31.2*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Matthew Sullivan, the Chief Financial Officer of the Company.

32.1#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Dale Foster, the Chief Executive Officer of the Company.

32.2#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Matthew Sullivan, the Chief Financial Officer of the Company.

101

The following financial information from Climb Global Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 1, 2025, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Stockholders’ Equity, (4) Condensed Consolidated Statements of Comprehensive Income, (5) Condensed Consolidated Statements of Cash Flows, and (6) the Notes to the Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith
#	Furnished herewith. This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLIMB GLOBAL SOLUTIONS, INC

May 1, 2025	By:	/s/ Dale Foster
Date		Dale Foster, Chief Executive Officer (Principal Executive Officer)

May 1, 2025	By:	/s/ Matthew Sullivan
Date		Matthew Sullivan, Chief Financial Officer (Principal Financial and Accounting Officer)