Form 10-Q
period 2025-06-30
Climb Global Solutions, Inc.
filed 2025-07-31
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

There were 4,617,206 outstanding shares of common stock, par value $.01 per share (“Common Stock”) as of July 31, 2025.

CLIMB GLOBAL SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2025

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

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$28,587	$29,778
Accounts receivable, net of allowance for doubtful accounts of $693 and $588, respectively	289,083	341,597
Inventory, net	3,349	2,447
Prepaid expenses and other current assets	9,164	6,874
Total current assets	330,183	380,696

Equipment and leasehold improvements, net	13,626	12,853
Goodwill	37,270	34,924
Other intangibles, net	35,718	36,550
Right-of-use assets, net	1,509	1,965
Accounts receivable, net of current portion	1,209	1,174
Other assets	649	824
Deferred income tax assets	527	193
Total assets	$420,691	$469,179
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$307,715	$370,397
Lease liability, current portion	727	654
Term loan, current portion	474	560
Total current liabilities	308,916	371,611

Lease liability, net of current portion	1,116	1,685
Deferred income tax liabilities	5,101	4,723
Term loan, net of current portion	—	191
Other non-current liabilities	381	381
Total liabilities	315,514	378,591

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 5,284,500 shares issued: 4,617,206 and 4,601,302 shares outstanding, respectively	53	53
Additional paid-in capital	40,043	37,977
Treasury stock, at cost, 667,294 and 683,198 shares, respectively	(14,266)	(13,337)
Retained earnings	76,904	68,787
Accumulated other comprehensive income (loss)	2,443	(2,892)
Total stockholders’ equity	105,177	90,588
Total liabilities and stockholders' equity	$420,691	$469,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

(Amounts in thousands, except per share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2025	2024	2025	2024

Net sales	$297,328	$184,498	$159,284	$92,076

Cost of sales	247,624	148,921	132,976	73,518

Gross profit	49,704	35,577	26,308	18,558

Selling, general, and administrative expenses	33,112	25,496	16,357	12,974

Acquisition related costs	139	592	13	469

Depreciation and amortization expense	3,720	1,736	1,982	865

Income from operations	12,733	7,753	7,956	4,250

Other income and (expense):

Interest, net	337	557	151	354

Foreign currency transaction (loss) gain	(567)	(246)	14	(162)

Change in fair value of acquisition contingent consideration	(515)	—	(379)	—

Income before provision for income taxes	11,988	8,064	7,742	4,442

Provision for income taxes	2,338	1,903	1,774	1,012

Net income	$9,650	$6,161	$5,968	$3,430

Income per common share-Basic	$2.11	$1.35	$1.30	$0.75

Income per common share-Diluted	$2.11	$1.35	$1.30	$0.75

Weighted average common shares outstanding — Basic	4,509	4,449	4,521	4,461

Weighted average common shares outstanding — Diluted	4,509	4,449	4,521	4,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Six months ended		Three months ended
	June 30,		June 30,
	2025	2024	2025	2024

Net income	$9,650	$6,161	$5,968	$3,430

Other comprehensive income (loss):
Foreign currency translation adjustments	5,335	(839)	3,782	(121)
Other comprehensive income (loss)	5,335	(839)	3,782	(121)

Comprehensive income	$14,985	$5,322	$9,750	$3,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
Balance at January 1, 2025	5,284,500	$53	$37,977	683,198	$(13,337)	$68,787	$(2,892)	$90,588
Net income	—	—	—	—	—	3,684	—	3,684
Translation adjustment	—	—	—	—	—	—	1,553	1,553
Dividends paid (per common share $0.17)	—	—	—	—	—	(766)	—	(766)
Share-based compensation expense	—	—	1,378	—	—	—	—	1,378
Restricted stock unit grants (net of forfeitures)	—	—	177	10,137	(177)	—	—	—
Treasury shares repurchased	—	—	—	7,110	(883)	—	—	(883)
Balance at March 31, 2025	5,284,500	$53	$39,532	700,445	$(14,397)	$71,705	$(1,339)	$95,554
Net income	—	—	—	—	—	5,968	—	5,968
Translation adjustment	—	—	—	—	—	—	3,782	3,782
Dividends paid (per common share $0.17)	—	—	—	—	—	(769)	—	(769)
Share-based compensation expense	—	—	1,181	—	—	—	—	1,181
Restricted stock unit grants (net of forfeitures)	—	—	(670)	(38,402)	670	—	—	—
Treasury shares repurchased	—	—	—	5,251	(539)	—	—	(539)
Balance at June 30, 2025	5,284,500	$53	$40,043	667,294	$(14,266)	$76,904	$2,443	$105,177

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
Balance at January 1, 2024	5,284,500	$53	$34,647	711,052	$(12,623)	$53,215	$(522)	$74,770
Net income	—	—	—	—	—	2,731	—	2,731
Translation adjustment	—	—	—	—	—	—	(718)	(718)
Dividends paid (per common share $0.17)	—	—	—	—	—	(756)	—	(756)
Share-based compensation expense	—	—	854	—	—	—	—	854
Restricted stock unit grants (net of forfeitures)	—	—	(331)	(18,938)	331	—	—	—
Treasury shares repurchased	—	—	—	7,255	(432)	—	—	(432)
Balance at March 31, 2024	5,284,500	$53	$35,170	699,369	$(12,724)	$55,190	$(1,240)	$76,449
Net income	—	—	—	—	—	3,430	—	3,430
Translation adjustment	—	—	—	—	—	—	(121)	(121)
Dividends paid (per common share $0.17)	—	—	—	—	—	(758)	—	(758)
Share-based compensation expense	—	—	1,113	—	—	—	—	1,113
Restricted stock unit grants (net of forfeitures)	—	—	(545)	(31,213)	545	—	—	—
Treasury shares repurchased	—	—	—	4,817	(283)	—	—	(283)
Balance at June 30, 2024	5,284,500	$53	$35,738	672,973	$(12,462)	$57,862	$(1,361)	$79,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six months ended
	June 30,
	2025	2024
Cash flows from operating activities
Net income	$9,650	$6,161
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization expense	3,720	1,736
Provision for doubtful accounts	66	77
Deferred income tax benefit	(409)	(188)
Share-based compensation expense	2,496	1,906
Gain on disposal of fixed assets	(5)	—
Amortization of discount on accounts receivable	(23)	(17)
Amortization of right-of-use assets	279	126
Change in fair value of contingent earn-out consideration	515	—
Changes in operating assets and liabilities:
Accounts receivable	61,608	39,751
Inventory	(748)	2,070
Prepaid expenses and other current assets	(2,270)	1,093
Accounts payable and accrued expenses	(68,471)	(29,523)
Lease liability, net	(319)	(195)
Other assets and liabilities	173	(1,659)
Net cash and cash equivalents provided by operating activities	6,262	21,338

Cash flows from investing activities
Purchase of equipment and leasehold improvements and capitalization of internal-use software	(1,401)	(2,361)
Net cash and cash equivalents used in investing activities	(1,401)	(2,361)

Cash flows from financing activities
Purchase of treasury stock	(1,423)	(715)
Repayments of borrowings under credit facilities	—	(4,219)
Repayments of borrowings under term loan	(278)	(267)
Dividends paid	(1,533)	(1,514)
Contingent consideration paid	(3,559)	(150)
Net cash and cash equivalents used in financing activities	(6,793)	(6,865)

Effect of foreign exchange rate on cash and cash equivalents	741	(44)

Net increase in cash and cash equivalents	(1,191)	12,068
Cash and cash equivalents at beginning of period	29,778	36,295
Cash and cash equivalents at end of period	$28,587	$48,363

Supplementary disclosure of cash flow information:
Income taxes paid	$5,136	$2,484
Interest paid	$53	$96

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2025

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

3.           Foreign Currency Translation:

Assets and liabilities of the Company’s foreign subsidiaries have been translated using the end of the reporting period exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. Foreign currency transaction gains and losses are recorded as income or expenses as amounts are settled. The net sales from our foreign operations for the three months ended  June 30, 2025 and 2024 were $42.7 million and $22.9 million, respectively. The net sales from our foreign operations for the six months ended June 30, 2025 and 2024 were $73.7 million and $51.1 million, respectively.

The Company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. In cases where the Company is not able to create a natural hedge by maintaining offsetting asset and liability amounts in the same currency, it may enter into foreign exchange contracts, typically in the form of forward purchase agreements, to facilitate the hedging of foreign currency exposures to mitigate the impact of changes in foreign currency exchange rates. These contracts generally have terms of no more than three months. The Company does not apply hedge accounting to these contracts and therefore the changes in fair value are recorded in earnings. The Company does not enter into foreign exchange contracts for trading purposes and the risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the Company minimizes by limiting its counterparties to major financial institutions. The Company recognized an unrealized loss of less than $0.1 million on contracts outstanding as of June 30, 2025, which is included in foreign currency transaction loss in the Consolidated Statements of Earnings.

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

The purchase consideration included approximately $1.7 million fair value for potential earn-out consideration if certain targets are achieved by September 30, 2025, payable in cash. As of June 30, 2025, the Company reassessed the earn-out liability and increased the fair value of the earn out liability to approximately $2.4 million, with $0.4 million and $0.5 million adjustment recognized within change in fair value of acquisition contingent consideration during the three and six months ended June 30, 2025, respectively. The fair value earn-out measurement was primarily based on inputs that are not observable, which are categorized as a Level 3 measurement in the fair value hierarchy (See Note 18 – Fair Value Measurements), reflecting its assessment of the assumptions market participants would use to value these liabilities. The undiscounted payment of the earn-out can range from zero up to approximately $4.2 million and achievement is based on the post-acquisition results of DSS.

7.            Goodwill and Other Intangible Assets:

The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 30, 2025:

	Distribution	Solutions	Consolidated
Balance December 31, 2024	$26,530	$8,394	$34,924
Translation adjustments	1,558	788	2,346
Balance June 30, 2025	$28,088	$9,182	$37,270

Information related to the Company’s other intangibles, net is as follows:

	As of June 30, 2025
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer and vendor relationships	$46,556	$11,201	$35,355
Trade name	526	163	363
Total	$47,082	$11,364	$35,718

	As of December 31, 2024
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer and vendor relationships	$43,805	$7,603	$36,202
Trade name	481	133	348
Total	$44,286	$7,736	$36,550

Customer relationships are amortized over thirteen years. Vendor relationships are amortized between four and fifteen years. Trade name is amortized over fifteen years.

During the three months ended June 30, 2025 and 2024, the Company recognized total amortization expense for other intangibles, net of $1.6 million and $0.7 million, respectively. During the six months ended June 30, 2025 and 2024, the Company recognized total amortization expense for other intangibles, net of $2.9 million and $1.4 million, respectively.

Estimated future amortization expense of the Company’s other intangibles, net as of June 30, 2025 is as follows:

2025 (excluding the six months ended June 30, 2025)	$3,159
2026	5,830
2027	4,221
2028	3,953
2029	3,684
Thereafter	14,871
Total	$35,718

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

Information related to the Company’s ROU assets and related lease liabilities were as follows:

	Six months ended
	June 30,
	2025	2024
Cash paid for operating lease liabilities	$398	$320
Right-of-use assets obtained in exchange for new operating lease obligations	$—	$69
Weighted-average remaining lease term (years)	3.1	2.7
Weighted-average discount rate	5.5%	3.6%

Maturities of lease liabilities as of June 30, 2025 were as follows:

2025 (excluding the six months ended June 30, 2025)	$431
2026	890
2027	465
2028	245
2029	223
2030	32
2,286
Less: imputed interest	(443)
Total lease liabilities	$1,843

Lease liabilities, current portion	727
Lease liabilities, net of current portion	1,116
Total lease liabilities	$1,843

9.            Fair Value:

The carrying amounts of financial instruments, including cash and cash equivalents, short-term accounts receivable, accounts payable and term loan approximated fair value at June 30, 2025 and  December 31, 2024 because of the relative short maturity of these instruments. The Company’s accounts receivable long-term are discounted to their present value at prevailing market rates at the time of sale.

10.         Balance Sheet Detail:

Equipment and leasehold improvements consist of the following:

	June 30,	December 31,
	2025	2024
Equipment	$3,055	$2,951
Capitalized software	13,019	11,821
Buildings	755	668
Leasehold improvements	2,470	2,426
	19,299	17,866
Less accumulated depreciation and amortization	(5,673)	(5,013)
	$13,626	$12,853

During the three months ended June 30, 2025 and 2024, the Company recorded depreciation and amortization expense of $0.4 million and $0.1 million, respectively. During the six months ended June 30, 2025 and 2024, the Company recorded depreciation and amortization expense of $0.8 million and $0.3 million, respectively.

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

	June 30,	December 31,
	2025	2024
Total amount due from customer	$1,661	$2,459
Less: unamortized discount	(81)	(102)
Less: current portion included in accounts receivable	(371)	(1,183)
	$1,209	$1,174

The undiscounted cash flows to be received by the Company relating to these accounts receivable long-term is expected to be $0.4 million, $0.9 million and $0.4 million, respectively, during each of the 12-month periods ending June 30, 2025, 2026, and 2027.

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2025	2024
Trade accounts payable	$280,556	$331,654
Accrued expenses	12,400	17,179
Other accounts payable and accrued expenses	14,759	21,564
	$307,715	$370,397

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

All outstanding loans issued pursuant to the Credit Agreement become due and payable, on May 18, 2028. There were no amounts outstanding under the Credit Agreement as of June 30, 2025 and December 31, 2024.

Outstanding Loans comprising (i) ABR Borrowings bear interest at the ABR plus the Applicable Rate, (ii) Term Benchmark Borrowings bear interest at the Adjusted Term SOFR Rate or the Adjusted EURIBOR Rate, as applicable, plus the Applicable Rate and (iii) RFR Loans bear interest at a rate per annum equal to the applicable Adjusted Daily Simple RFR plus the Applicable Rate. The Applicable Rate for borrowings varies (i) in the case of ABR Borrowings, from 0.50% to 0.75% and (ii) in the case of Term Benchmark Borrowings and RFR Loans, from 1.50% to 1.75%. Capitalized terms used in this paragraph are defined in the Credit Agreement.

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

At June 30, 2025 and December 31, 2024, the Company had $0.5 million and $0.8 million outstanding under the Term Loan, respectively. At June 30, 2025, future principal payments under the Term Loan are as follows:

2025 (excluding the six months ended June 30, 2025)	283
2026	191
Total	$474

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	Six months ended		Three months ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net income	$9,650	$6,161	$5,968	$3,430

Less distributed and undistributed income allocated to participating securities	158	146	93	84

Net income attributable to common shareholders	9,492	6,015	5,875	3,346

Denominator:
Weighted average common shares (Basic)	4,509	4,449	4,521	4,461

Weighted average common shares including assumed conversions (Diluted)	4,509	4,449	4,521	4,461

Basic net income per share	$2.11	$1.35	$1.30	$0.75
Diluted net income per share	$2.11	$1.35	$1.30	$0.75

13.          Major Customers and Vendors:

During the three months ended June 30, 2025, the Company had no major vendors, compared to one major vendor that accounted for 10% of total purchases during the three months ended June 30, 2024. During the six months ended June 30, 2025, the Company had no major vendors, compared to one major vendor that accounted for 13% of total purchases during the six months ended June 30, 2024.

The Company had three major customers that accounted for 24%, 20% and 13%, respectively, of its net sales during the three months ended  June 30, 2025, and 18%, 1% and 18%, respectively, of its net sales during the three months ended  June 30, 2024. The Company had three major customers that accounted for 25%, 13% and 13% of net sales during the six months ended June 30, 2025, and 19%, 2% and 16%, of net sales during the six months ended June 30, 2024. These same customers accounted for 18%, 25% and 8% of total net accounts receivable as of June 30, 2025, and 12%, 19% and 6% of total net accounts receivable as of December 31, 2024.

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

During the three months ended June 30, 2025 and 2024, the Company recorded a provision for income taxes of $1.8 million and $1.0 million, respectively. The effective tax rate for the three months ended June 30, 2025 and 2024 was 22.9% and 22.8%, respectively. During the six months ended June 30, 2025 and 2024, the Company recorded a provision for income taxes of $2.3 million and $1.9 million, respectively. The effective tax rate for the six months ended June 30, 2025 and 2024 was 19.5% and 23.6%, respectively. The change in effective tax rate for the three and six months ended June 30, 2025 compared to the same period in the prior year was primarily impacted by a discrete item for the recognition of excess tax benefits related to share-based compensation in income tax expense. The recognition of excess tax benefit related to share-based compensation in income tax expense resulted in a net tax benefit of $0.2 million and $0.7 million, respectively, which reduced our effective tax rate by 2.6% and 5.9% during the three and six months ended June 30, 2025.

15.          Stockholders’ Equity and Stock Based Compensation:

The 2021 Omnibus Incentive Plan (the “2021 Plan”) authorizes the grant of Stock Options, Restricted Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The 2021 Plan was approved by the Company’s stockholders at the 2021 Annual Meeting in June 2021. The total number of shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) initially available for award under the 2021 Plan was 500,000 shares. As of June 30, 2025, the number of shares of Common Stock available for future award grants to employees, officers and directors under the 2021 Plan is 155,991.

During the six months ended June 30, 2025, the Company granted a total of 43,736 shares of Restricted Stock Units to directors, officers and employees. These shares of Restricted Stock Units vest immediately, over time in three equal installments or over time in sixteen equal quarterly installments. During the six months ended June 30, 2025, a total of 15,471 shares of Restricted Stock Units were forfeited.

During the six months ended June 30, 2024, the Company granted a total of 51,812 shares of Restricted Stock Units to directors, officers and employees. These shares of Restricted Stock Units vest immediately, over time in three equal installments or over time in sixteen equal quarterly installments. During the six months ended June 30, 2024, a total of 1,661 shares of Restricted Stock Units were forfeited.

A summary of nonvested shares of Restricted Stock Units awards outstanding under the 2021 Plan as of June 30, 2025, and changes during the three months then ended is as follows:

		Weighted
		Average Grant
		Date
	Shares	Fair Value
Nonvested shares at January 1, 2025	114,710	$47.41
Granted in 2025	43,736	93.97
Vested in 2025	(57,183)	49.85
Forfeited in 2025	(15,471)	49.25
Nonvested shares at June 30, 2025	85,792	$68.95

As of June 30, 2025, there is approximately $5.5 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.1 years.

During the three months ended June 30, 2025 and 2024, the Company recognized share-based compensation expense of $1.2 million and $1.1 million, respectively. During the six months ended June 30, 2025 and 2024, the Company recognized share-based compensation expense of $2.5 million and $1.9 million, respectively.

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

Other

As of  June 30, 2025, the Company has no standby letters of credit, has no standby repurchase obligations or other commercial commitments. The Company has a line of credit see Note 11 (Credit Facility). Other than employment agreements and management compensation arrangements, the Company is not engaged in any other transactions with related parties.

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

	Six months ended		Three months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net Sales:
Distribution	$285,172	$174,663	$153,010	$87,842
Solutions	12,156	9,835	6,274	4,234
	297,328	184,498	159,284	92,076
Cost of Sales:
Distribution	$241,725	$144,765	$129,962	$72,159
Solutions	5,899	4,156	3,014	1,359
	247,624	148,921	132,976	73,518
Direct Costs:
Distribution	$20,119	$14,912	$10,106	$7,535
Solutions	3,102	2,683	1,613	1,302
	23,221	17,595	11,719	8,837
Segment Income: (1)
Distribution	$23,328	$14,986	$12,942	$8,148
Solutions	3,155	2,996	1,647	1,573
Segment Income	26,483	17,982	14,589	9,721

General and administrative	$9,891	$7,901	$4,638	$4,137
Acquisition related costs	139	592	13	469
Depreciation and amortization expense	3,720	1,736	1,982	865
Interest, net	337	557	151	354
Foreign currency transaction (loss) gain	(567)	(246)	14	(162)
Change in fair value of acquisition contingent consideration	(515)	—	(379)	—
Income before taxes	$11,988	$8,064	$7,742	$4,442

(1)

Excludes general corporate expenses including acquisition related costs, amortization and depreciation expense, interest, foreign currency transaction (loss) gain, and change in fair value of acquisition contingent consideration.

	As of	As of
	June 30,	December 31,
Selected Assets by Segment:	2025	2024

Distribution	$343,280	$394,809
Solutions	23,349	21,882
Segment Select Assets	366,629	416,691
Corporate Assets	54,062	52,488
Total Assets	$420,691	$469,179

Geographic areas and net sales mix related to operations for the three and six months ended June 30, 2025 and 2024 were as follows. Revenue is allocated to a geographic area based on the location of the sale, which is generally the customer’s country of domicile.

	Six months ended			Three months ended
	June 30, 2025			June 30, 2025
	Distribution	Solutions	Total	Distribution	Solutions	Total
Geography
USA	$219,450	$4,180	$223,630	$114,362	$2,226	$116,588
Europe and United Kingdom	50,406	7,596	58,002	31,813	3,816	35,629
Canada	15,316	380	15,696	6,835	232	7,067
Total net sales	$285,172	$12,156	$297,328	$153,010	$6,274	$159,284

Timing of Revenue Recognition
Transferred at a point in time where the Company is principal (1)	$259,164	$8,765	$267,929	$140,176	$4,466	$144,642
Transferred at a point in time where the Company is agent (2)	26,008	3,391	29,399	12,834	1,808	14,642
Total net sales	$285,172	$12,156	$297,328	$153,010	$6,274	$159,284

	Six months ended			Three months ended
	June 30, 2024			June 30, 2024
	Distribution	Solutions	Total	Distribution	Solutions	Total
Geography
USA	$130,450	$2,989	$133,439	$68,087	$1,081	$69,168
Europe and United Kingdom	32,642	6,284	38,926	14,357	2,877	17,234
Canada	11,571	562	12,133	5,398	276	5,674
Total net sales	$174,663	$9,835	$184,498	$87,842	$4,234	$92,076

Timing of Revenue Recognition
Transferred at a point in time where the Company is principal (1)	$151,467	$5,894	$157,361	$75,735	$2,336	$78,071
Transferred at a point in time where the Company is agent (2)	23,196	3,941	27,137	12,107	1,898	14,005
Total net sales	$174,663	$9,835	$184,498	$87,842	$4,234	$92,076

(1)	Includes net sales from third-party hardware and software products.

(2)	Includes net sales from third-party maintenance, software support and services.

Geographic identifiable assets related to operations as of  June 30, 2025 and  December 31, 2024 were as follows.

	June 30,	December 31,
Identifiable Assets by Geographic Areas	2025	2024
USA	$242,719	$278,957
Canada	29,308	34,352
Europe and United Kingdom	148,664	155,870
Total	$420,691	$469,179

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of June 30, 2025 and  December 31, 2024, respectively, are as follows:

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent earn-out	$—	$—	$2,856	$2,856
Total liabilities	$—	$—	$2,856	$2,856

	As of December 31, 2024
Liabilities:
Contingent earn-out	$—	$—	$5,896	$5,896
Total liabilities	$—	$—	$5,896	$5,896

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

The following table presents the changes in the Company’s level 3 financial instruments measured at fair value on a recurring basis:

Balance December 31, 2024	$5,896
Contingent earnout paid	(3,559)
Change in fair value of acquisition contingent consideration	515
Translation adjustments	4
Balance June 30, 2025	$2,856

During the six months ended June 30, 2025, the Company made a contingent consideration payment of $3.6 million in cash related to the acquisition of Spinnakar Limited, which was completed on August 18, 2022. The payment was made based on Spinnakar's achievement of targets outlined in the acquisition agreement.

19.          Subsequent Events

The One, Big, Beautiful Bill Act ("OBBBA”) was enacted on July 4, 2025 and the Company continues to evaluate the impact on its financial position. The OBBBA is not currently expected to materially impact the Company’s effective tax rate or cash flows in the current fiscal year.

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

We sell in a competitive environment where gross product margins have historically declined due to competition and changes in product mix towards products where no delivery of a physical product is required. In addition, we grant discounts, allowances, and rebates to certain customers, which may vary from period to period, based on volume, payment terms and other criteria. To date, we have been able to implement cost efficiencies such as the use of drop shipments, electronic digital interchange and other capabilities to be able to operate our business profitably as gross margins have declined. We evaluate the profitability of our business based on return on equity and effective margin (see discussions below).

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

Dividend Policy and Share Repurchase Program. Historically we have sought to return value to investors through the payment of quarterly dividends and share repurchases. Total dividends paid and the dollar value of the shares repurchased were $0.8 million and $0.5 million, for the three months ended June 30, 2025, respectively, and $0.8 million and $0.3 million, for the three months ended June 30, 2024, respectively. The payment of future dividends and share repurchases is at the discretion of our Board of Directors and dependent on results of operations, projected capital requirements, and other factors the Board of Directors may find relevant.

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

Financial Overview

Net sales increased 73%, or $67.2 million, to $159.3 million for the three months ended June 30, 2025 compared to $92.1 million for the same period in the prior year. Gross profit increased 42%, or $7.7 million, to $26.3 million for the three months ended June 30, 2025, compared to $18.6 million for the same period in the prior year. Selling, general and administrative (“SG&A”) expenses increased 26%, or $3.4 million, to $16.4 million for the three months ended June 30, 2025 compared to $13.0 million for the same period in the prior year. Depreciation and amortization expense increased 129%, or $1.1 million, to $2.0 million for the three months ended June 30, 2025 compared to $0.9 million for the same period in the prior year. Net income increased 74%, or $2.5 million, to $5.9 million for the three months ended June 30, 2025 compared to $3.4 million for the same period in the prior year. Diluted income per share increased 73%, or $0.55 to $1.30 for the three months ended June 30, 2025 compared to $0.75 for the same period in the prior year.

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

Foreign Exchange

The Company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. In cases where the Company is not able to create a natural hedge by maintaining offsetting asset and liability amounts in the same currency, it may enter into foreign exchange contracts, typically in the form of forward purchase agreements, to facilitate the hedging of foreign currency exposures to mitigate the impact of changes in foreign currency exchange rates. These contracts generally have terms of no more than two months. The Company does not apply hedge accounting to these contracts and therefore the changes in fair value are recorded in earnings. The Company does not enter into foreign exchange contracts for trading purposes and the risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the Company minimizes by limiting its counterparties to major financial institutions. The Company recognized an unrealized loss of less than $0.1 million on contracts outstanding as of June 30, 2025, which is included in foreign currency transaction loss in the Consolidated Statement of Earnings.

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Six months ended		Three months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	83.3	80.7	83.5	79.8
Gross profit	16.7	19.3	16.5	20.2
Selling, general and administrative expenses	11.1	13.8	10.3	14.1
Acquisition related costs	0.0	0.3	0.0	0.5
Depreciation and amortization expense	1.3	0.9	1.2	0.9
Income from operations	4.3	4.2	5.0	4.6
Other income	(0.1)	0.2	0.1	0.2
Income before income taxes	4.0	4.4	4.9	4.8
Income tax provision	0.8	1.0	1.1	1.1
Net income	3.2%	3.3%	3.7%	3.7%

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

	Six months ended		Three months ended
	June 30,	June 30,	June 30,	June 30,
Net income reconciled to adjusted EBITDA (Non-GAAP):	2025	2024	2025	2024

Net income	$9,650	$6,161	$5,968	$3,430
Provision for income taxes	2,338	1,903	1,774	1,012
Depreciation and amortization	3,720	1,736	1,982	865
Interest expense	159	161	90	60
EBITDA	15,867	9,961	9,814	5,367
Share-based compensation	2,496	1,906	1,173	1,084
Acquisition related costs	139	592	13	469
Change in fair value of acquisition contingent consideration	515	—	379	—
Adjusted EBITDA	$19,017	$12,459	$11,379	$6,920

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

	Six months ended		Three months ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024

Net sales	$297,328	$184,498	$159,284	$92,076

Gross profit	$49,704	$35,577	$26,308	$18,558
Gross profit - Distribution	$43,447	$29,898	$23,048	$15,683
Gross profit - Solutions	$6,257	$5,679	$3,260	$2,875

Non-GAAP Financial Measures:
Adjusted EBITDA (Non-GAAP)	$19,017	$12,459	$11,379	$6,920

Effective margin % - Adjusted EBITDA (Non-GAAP)	38.3%	35.0%	43.3%	37.3%

Operational Metrics:
Gross billings	$975,150	$715,110	$500,553	$359,841
Gross billings - Distribution	$930,619	$674,704	$477,043	$340,067
Gross billings - Solutions	$44,531	$40,406	$23,510	$19,774

Gross billings margin % - Gross billings	5.1%	5.0%	5.3%	5.2%

We consider gross profit growth and effective margin to be key metrics in evaluating our business. During the three months ended June 30, 2025, gross profit increased 42%, or $7.7 million, to $26.3 million compared to $18.6 million for the same period in the prior year while effective margin increased to 43.3% compared to 37.3% for the same period in the prior year. During the six months ended June 30, 2025, gross profit increased 40%, or $14.1 million, to $49.7 million compared to $35.6 million for the same period in the prior year while effective margin increased to 38.3% compared to 35.0% for the same period in the prior year.

Acquisitions

On July 31, 2024, we completed the acquisition of DSS for an aggregate purchase price of approximately $20.3 million (subject to certain adjustments) plus a potential post-closing earnout payment.  The operating results of DSS are included in our operating results from the date of acquisition within our Distribution segment.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Net Sales and Gross Billings

Net sales for the three months ended June 30, 2025 increased 73%, or $67.2 million, to $159.3 million compared to $92.1 million for the same period in the prior year. Gross billings, an operational metric, for the three months ended June 30, 2025 increased 39%, or $140.8 million, to $500.6 million compared to $359.8 million for the same period in the prior year. Net sales and gross billings increased due to both organic growth from our existing vendor partnerships as well as the impact of the acquisition of DSS. Gross billings increased at a lesser rate than net sales due to differences in the product mix between the two periods. During the three months ended June 30, 2025, gross billings included a greater percentage of hardware and software products, which are recorded on a gross basis, while during the three months ended June 30, 2024, gross billings included a greater percentage of security, maintenance and cloud products, which are recorded net of related cost of sales.

Distribution segment net sales for the three months ended June 30, 2025 increased 74%, or $65.2 million, to $153.0 million compared to $87.8 million for the same period in the prior year. Gross billings for the Distribution segment for the three months ended June 30, 2025 increased 40%, or $136.9 million, to $477.0 million compared to $340.1 million for the same period in the prior year. Net sales increased at a greater rate than gross billings increased due to the impact of hardware and software sales recognized during the current period, which are recorded on a gross basis.

Solutions segment net sales for the three months ended June 30, 2025, increased 48%, or $2.1 million, to $6.3 million compared to $4.2 million for the same period in the prior year. Gross billings for the Solutions segment for the three months ended June 30, 2025 increased 19%, or $3.7 million, to $23.5 million compared to $19.8 million for the same period in the prior year. Net sales increased organically at a greater rate than gross billings due to differences in the product mix between the two periods.

The Company had three major customers that accounted for 24%, 20% and 13%, respectively, of its total net sales during the three months ended June 30, 2025 and 18%, 1% and 18%, respectively, of its total net sales during the three months ended June 30, 2024. During the three months ended June 30, 2025 the Company had no major vendors, compared to one major vendor that accounted for 10% of total purchases during the three months ended June 30, 2024.

Gross Profit

Gross profit for the three months ended June 30, 2025 increased 42%, or $7.7 million, to $26.3 million compared to $18.6 million for the same period in the prior year. This increase was driven by both organic growth from existing vendor partnerships and a $2.4 million contribution from the DSS acquisition.

Distribution segment gross profit for the three months ended June 30, 2025 increased 47%, or $7.3 million, to $23.0 million compared to $15.7 million for the same period in the prior year. The increase reflects the previously noted organic growth from existing vendor partnerships and a $2.4 million contribution from the DSS acquisition, partially offset by an increase in early pay discounts and other customer incentives as a percentage of gross billings.

Solutions segment gross profit for the three months ended June 30, 2025 increased 13%, or $0.4 million, to $3.3 million compared to $2.9 million for the same period in the prior year. This increase was organically driven by the aforementioned increase in gross billings compared to the same period in the prior year.

Customer rebates and discounts for the three months ended June 30, 2025 were $6.3 million compared to $3.2 million for the same period in the prior year. Customer rebates and discounts vary based on terms of rebate and early pay discount programs offered to customers and timing of payments ultimately received from our customers.

Vendor rebates and discounts for the three months ended June 30, 2025 were $5.5 million compared to $1.6 million for the same period in the prior year. Vendor rebates are dependent on programs offered by our vendors and in some cases reaching certain volume targets set by our vendors or meeting certain early payment programs offered by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended June 30, 2025 increased 26%, or $3.4 million, to $16.4 million compared to $13.0 million for the same period in the prior year. This increase was primarily due to the impact of the acquisition of DSS of $0.9 million as well as an increase in salaries, commissions and other employees related expenses in support of the increased gross profit. SG&A expenses were 3.3% of gross billings for the three months ended June 30, 2025, compared to 3.6% for the same period in the prior year. The Company expects that its SG&A expenses, as a percentage of gross billings, may vary depending on changes in sales volume, as well as the levels of continuing investments to drive future growth.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2025, increased 129%, or $1.1 million, to $2.0 million compared to $0.9 million for the same period in the prior year, primarily due to the amortization of intangible assets acquired in the DSS acquisition as well as amortization of previously capitalized ERP costs, which amortization commenced in the fourth quarter of 2024 and increased amortization for a vendor relationship acquired through a prior year acquisition. The Company received notice of termination of its distribution agreement from this vendor and therefore changed the amortization life of the intangible asset to a shorter period to reflect the expected period of benefits.

Acquisition Related Costs

Acquisition related costs for the three months ended June 30, 2025 were less than $0.1 million, compared to $0.5 million for the same period in the prior year, which were costs incurred in conjunction with the acquisition of DSS discussed above.

Income Taxes

We compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from operations before income taxes, except for significant unusual or infrequently occurring items and discrete items. As a result, our estimated tax rate is adjusted each quarter. For the three months ended June 30, 2025 and 2024, the Company recorded a provision for income taxes of $1.8 million and $1.0 million, respectively. The effective tax rate for the three months ended June 30, 2025 and 2024 was 22.9% and 22.8%, respectively. The effective tax rate for the three months ended June 30, 2025 compared to the same period in the prior year was impacted by changes in the mix of jurisdictions in which taxable income was earned and limitations on the deductibility of certain executive compensation amounts during both periods, as well as a discrete item for the recognition of excess tax benefits related to share-based compensation in income tax expense during the three months ended June 30, 2025.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Net Sales and Gross Billings

Net sales for the six months ended June 30, 2025 increased 61%, or $112.8 million, to $297.3 million compared to $184.5 million for the same period in the prior year. Gross billings, an operational metric, for the six months ended June 30, 2025 increased 36%, or $260.0 million, to $975.1 million compared to $715.1 million for the same period in the prior year. Net sales and gross billings increased due to both organic growth from our existing vendor partnerships as well as the impact of the acquisition of DSS. Gross billings increased at a lesser rate than net sales due to differences in the product mix between the two periods. During the six months ended June 30, 2025, gross billings included a greater percentage of hardware and software products, which are recorded on a gross basis, while during the six months ended June 30, 2024, gross billings included a greater percentage of security, maintenance and cloud products, which are recorded net of related cost of sales.

Distribution segment net sales for the six months ended June 30, 2025 increased 63%, or $110.5 million, to $285.2 million compared to $174.7 million for the same period in the prior year. Gross billings for the Distribution segment for the six months ended June 30, 2025 increased 38%, or $255.9 million, to $930.6 million compared to $674.7 million for the same period in the prior year. Net sales increased at a greater rate than gross billings increased due to the impact of hardware and software sales recognized during the current period, which are recorded on a gross basis.

Solutions segment net sales for the six months ended June 30, 2025, increased 24% or $2.3 million, to $12.1 million compared to $9.8 million for the same period in the prior year. Gross billings for the Solutions segment for the six months ended June 30, 2025 increased 10%, or $4.1 million, to $44.5 million compared to $40.4 million for the same period in the prior year. Net sales increased organically at a greater rate than gross billings due to differences in the product mix between the two periods.

The Company had three major customers that accounted for 25%, 13% and 13%, respectively, of its total net sales during the six months ended June 30, 2025 and 19%, 2% and 16%, respectively, of its total net sales during the six months ended June 30, 2024. During the six months ended June 30, 2025 the Company had no major vendors, compared to one major vendor that accounted for 13% of total purchases during the six months ended June 30, 2024.

Gross Profit

Gross profit for the six months ended June 30, 2025 increased 40%, or $14.1 million, to $49.7 million compared to $35.6 million for the same period in the prior year. Gross profit increased due to both organic growth from our existing vendor partnerships as well as the impact of the acquisition of DSS of $4.4 million.

Distribution segment gross profit for the six months ended June 30, 2025 increased 45%, or $13.5 million, to $43.4 million compared to $29.9 million for the same period in the prior year. The increase in Distribution segment gross profit was due to the aforementioned organic growth from our existing vendor partnerships as well as the contribution from the acquisition of DSS of $4.4 million, partially offset by higher early pay discounts and other rebates and discounts offered to our customers as a percentage of gross billings.

Solutions segment gross profit for the six months ended June 30, 2025 increased 10%, or $0.6 million, to $6.3 million compared to $5.7 million for the same period in the prior year. This increase was organically driven by the aforementioned increase in gross billings compared to the same period in the prior year.

Customer rebates and discounts for the six months ended June 30, 2025 were $10.9 million compared to $6.6 million for the same period in the prior year. Customer rebates and discounts vary based on terms of rebate and early pay discount programs offered to customers and timing of payments ultimately received from our customers.

Vendor rebates and discounts for the six months ended June 30, 2025 were $10.3 million compared to $3.6 million for the same period in the prior year. Vendor rebates are dependent on programs offered by our vendors and in some cases reaching certain volume targets set by our vendors or meeting certain early payment programs offered by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully.

Selling, General and Administrative Expenses

SG&A expenses for the six months ended June 30, 2025 increased 30%, or $7.6 million, to $33.1 million compared to $25.5 million for the same period in the prior year. This increase was primarily due to the impact of the acquisition of DSS of $2.0 million as well as an increase in salaries, commissions and other employee related expenses in support of the increased gross profit. SG&A expenses were 3.4% of gross billings for the six months ended June 30, 2025, compared to 3.6% for the same period in the prior year. The Company expects that its SG&A expenses, as a percentage of gross billings, may vary depending on changes in sales volume, as well as the levels of continuing investments to drive future growth.

Depreciation and Amortization Expense

Depreciation and amortization expense for the six months ended June 30, 2025, increased 114%, or $2.0 million, to $3.7 million compared to $1.7 million for the same period in the prior year, primarily due to the amortization of intangible assets acquired in the DSS acquisition as well as amortization of previously capitalized ERP costs, which amortization commenced in the fourth quarter of 2024 and increased amortization for a vendor relationship acquired through a prior year acquisition. The Company received notice of termination of its distribution agreement from this vendor and therefore changed the amortization life of the intangible asset to a shorter period to reflect the expected period of benefits.

Acquisition Related Costs

Acquisition related costs for the six months ended June 30, 2025 and 2024 were $0.1 million and $0.6 million, respectively, which were primarily costs incurred in conjunction with the acquisition of DSS.

Income Taxes

We compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from operations before income taxes, except for significant unusual or infrequently occurring items and discrete items. As a result, our estimated tax rate is adjusted each quarter. For the six months ended June 30, 2025 and 2024, the Company recorded a provision for income taxes of $2.3 million and $1.9 million, respectively. The effective tax rate for the six months ended June 30, 2025 and 2024 was 19.5% and 23.6%, respectively. The change in effective tax rate for the six months ended June 30, 2025 compared to the same period in the prior year was impacted by a discrete item for the recognition of excess tax benefits related to share-based compensation in income tax expense, changes in the mix of jurisdictions in which taxable income was earned, as well as limitations on the deductibility of certain executive compensation amounts during both periods.

Liquidity and Capital Resources

Our cash and cash equivalents as of June 30, 2025 decreased 4%, or $1.2 million, to $28.6 million compared to $29.8 million as of December 31, 2024.

Net cash and cash equivalents provided by operating activities for the six months ended June 30, 2025 was $6.3 million, comprised primarily of net income adjusted for non-cash items of $16.3 million, partially offset by changes in operating assets and liabilities of $10.0 million.

Net cash and cash equivalents used in investing activities during the six months ended June 30, 2025 was $1.4 million purchases of fixed assets supporting our recently completed ERP project and new leasehold improvements.

Net cash and cash equivalents used in financing activities during the six months ended June 30, 2025 was $6.8 million, comprised of payments of contingent considerations of $3.6 million, purchases of treasury stock of $1.4 million, dividend payments on our Common Stock of $1.5 million and repayments of borrowings under term loan of $0.3 million.

On May 18, 2023, the Company entered into a revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPM”), providing for a revolving credit facility of up to $50.0 million, including the issuance of letters of credit and swingline loans not to exceed $2.5 million and $5.0 million, respectively, at any time outstanding. In addition, subject to certain conditions enumerated in the Credit Agreement, the Company has the right to increase the revolving credit facility by a total amount not to exceed $20.0 million. The proceeds of the revolving loans, letters of credit and swingline loans under the Credit Agreement may be used for working capital needs, general corporate purposes and for acquisitions permitted by the terms of the Credit Agreement. All outstanding loans issued pursuant to the Credit Agreement become due and payable, on May 18, 2028. There were no amounts outstanding under the Credit Agreement as of June 30, 2025.

On April 8, 2022, the Company entered into a $2.1 million term loan (the “Term Loan”) with First American Commercial Bancorp, Inc. (“First American”) pursuant to a Master Loan and Security Agreement. The proceeds from the Term Loan was used to fund certain capital expenditures. The borrowing under the Term Loan bears interest at a rate of 3.73% per annum and is being repaid over forty-eight monthly installments of principal and interest through April 2026.  As of June 30, 2025, the Company had $0.5 million outstanding under the Term Loan.

In connection with the acquisition of Data Solutions, which was completed October 6, 2023, the Company acquired an IDF that was with recourse to the Company. Data Solutions had previously entered into the IDF with AIB pursuant to a Debt Purchase Agreement. The Company subsequently terminated the IDF during the year ended December 31, 2024. The proceeds from the IDF were used for working capital needs of Data Solutions. Borrowings under the IDF were based on accounts receivable up to 80% of the outstanding accounts receivable balance. The discount rate under the IDF was equal to 2.5% above AIB's applicable lending rates that varied based on the currency of the accounts receivable.

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

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934, as amended.

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

Changes in Internal Control Over Financial Reporting. Except for the acquisition of DSS described above, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the three months ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the repurchase of Common Stock by the Company and its affiliated purchasers during the second quarter of 2025.

ISSUER PURCHASE OF EQUITY SECURITIES

					Maximum
					Number of
			Total Number		Shares That
			of Shares		May Yet Be
	Total		Purchased as		Purchased
	Number		Part of Publicly		Under the
	of Shares	Average	Announced	Average	Plans or
	Purchased	Price Paid	Plans or	Price Paid	Programs
Period	(1)	Per Share	Programs	Per Share	(2)

April 1, 2025 - April 30, 2025	—	$—	—	$—	545,786
May 1, 2025 - May 31, 2025	—	$—	—	$—	545,786
June 1, 2025 - June 30, 2025	—	$—	—	$—	545,786
Total	—	$—	—	$—	545,786

(1)

Does not include 12,361 shares surrendered, or deemed surrendered, to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of Restricted Stock Units.

(2)	For the quarter ended June 30, 2025, we did not repurchase any shares of our Common Stock under our share repurchase plans referred to in footnote (3) below.

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

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Exhibit or Annex	Filing Date	File Number

3.1	Amended and Restated Certificate of Incorporation of the Company.	10-K	3.1	March 11, 2025	000-26408

3.1(a)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.	10-Q	3.1(a)	November 3, 2006	000-26408

3.1(b)	Certificate of Amendment of Restated Certificate of Information of the Company.	8-K	3.1	October 27, 2022	000-26408

3.2	Amended and Restated Bylaws of the Company.	8-K	3.1	December 8, 2022	000-26408

10.1	Separation Agreement between Climb Global Solutions, Inc. and Vito Legrottaglie, dated June 12, 2025	8-K	10.1	June 12, 2025	000-26408

31.1*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Dale Foster, the Chief Executive Officer of the Company.

31.2*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Matthew Sullivan, the Chief Financial Officer of the Company.

32.1#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Dale Foster, the Chief Executive Officer of the Company.

32.2#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Matthew Sullivan, the Chief Financial Officer of the Company.

101

The following financial information from Climb Global Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on July 31, 2025, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Stockholders’ Equity, (4) Condensed Consolidated Statements of Comprehensive Income, (5) Condensed Consolidated Statements of Cash Flows, and (6) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

CLIMB GLOBAL SOLUTIONS, INC

July 31, 2025	By:	/s/ Dale Foster
Date		Dale Foster, Chief Executive Officer (Principal Executive Officer)

July 31, 2025	By:	/s/ Matthew Sullivan
Date		Matthew Sullivan, Chief Financial Officer (Principal Financial and Accounting Officer)