Form 10-Q
period 2025-09-30
Climb Global Solutions, Inc.
filed 2025-10-30
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

There were 4,613,446 outstanding shares of common stock, par value $.01 per share (“Common Stock”) as of October 30, 2025.

CLIMB GLOBAL SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2025

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

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$49,842	$29,778
Accounts receivable, net of allowance for doubtful accounts of $666 and $588, respectively	224,471	341,597
Inventory, net	3,187	2,447
Prepaid expenses and other current assets	10,016	6,874
Total current assets	287,516	380,696

Equipment and leasehold improvements, net	13,485	12,853
Goodwill	36,777	34,924
Other intangibles, net	33,765	36,550
Right-of-use assets, net	1,881	1,965
Accounts receivable, net of current portion	878	1,174
Other assets	585	824
Deferred income tax assets	1,204	193
Total assets	$376,091	$469,179
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$258,990	$370,397
Lease liability, current portion	798	654
Term loan, current portion	334	560
Total current liabilities	260,122	371,611

Lease liability, net of current portion	1,405	1,685
Deferred income tax liabilities	4,921	4,723
Term loan, net of current portion	—	191
Other non-current liabilities	381	381
Total liabilities	266,829	378,591

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 5,284,500 shares issued: 4,613,446 and 4,601,302 shares outstanding, respectively	53	53
Additional paid-in capital	41,136	37,977
Treasury stock, at cost, 671,054 and 683,198 shares, respectively	(14,588)	(13,337)
Retained earnings	80,829	68,787
Accumulated other comprehensive income (loss)	1,832	(2,892)
Total stockholders’ equity	109,262	90,588
Total liabilities and stockholders' equity	$376,091	$469,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

(Amounts in thousands, except per share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2025	2024	2025	2024

Net sales	$458,671	$303,847	$161,343	$119,349

Cost of sales	383,234	244,014	135,610	95,092

Gross profit	75,437	59,833	25,733	24,257

Selling, general, and administrative expenses	49,339	39,433	16,226	13,937

Acquisition related costs	733	1,201	594	609

Depreciation and amortization expense	5,696	2,933	1,976	1,197

Income from operations	19,669	16,266	6,937	8,514

Other income and (expense):

Interest, net	562	755	224	198

Foreign currency transaction (loss) gain	(566)	(688)	2	(442)

Change in fair value of acquisition contingent consideration	(1,374)	(1,152)	(860)	(1,152)

Income before provision for income taxes	18,291	15,181	6,303	7,118

Provision for income taxes	3,945	3,561	1,607	1,659

Net income	$14,346	$11,620	$4,696	$5,459

Income per common share-Basic	$3.13	$2.54	$1.02	$1.19

Income per common share-Diluted	$3.13	$2.54	$1.02	$1.19

Weighted average common shares outstanding — Basic	4,518	4,458	4,536	4,476

Weighted average common shares outstanding — Diluted	4,518	4,458	4,536	4,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Nine months ended		Three months ended
	September 30,		September 30,
	2025	2024	2025	2024

Net income	$14,346	$11,620	$4,696	$5,459

Other comprehensive income (loss):
Foreign currency translation adjustments	4,724	1,678	(611)	2,517
Other comprehensive income (loss)	4,724	1,678	(611)	2,517

Comprehensive income	$19,070	$13,298	$4,085	$7,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
Balance at January 1, 2025	5,284,500	$53	$37,977	683,198	$(13,337)	$68,787	$(2,892)	$90,588
Net income	—	—	—	—	—	3,684	—	3,684
Translation adjustment	—	—	—	—	—	—	1,553	1,553
Dividends paid (per common share $0.17)	—	—	—	—	—	(766)	—	(766)
Share-based compensation expense	—	—	1,378	—	—	—	—	1,378
Restricted stock unit grants (net of forfeitures)	—	—	177	10,137	(177)	—	—	—
Treasury shares repurchased	—	—	—	7,110	(883)	—	—	(883)
Balance at March 31, 2025	5,284,500	$53	$39,532	700,445	$(14,397)	$71,705	$(1,339)	$95,554
Net income	—	—	—	—	—	5,968	—	5,968
Translation adjustment	—	—	—	—	—	—	3,782	3,782
Dividends paid (per common share $0.17)	—	—	—	—	—	(769)	—	(769)
Share-based compensation expense	—	—	1,181	—	—	—	—	1,181
Restricted stock unit grants (net of forfeitures)	—	—	(670)	(38,402)	670	—	—	—
Treasury shares repurchased	—	—	—	5,251	(539)	—	—	(539)
Balance at June 30, 2025	5,284,500	$53	$40,043	667,294	$(14,266)	$76,904	$2,443	$105,177
Net income	—	—	—	—	—	4,696	—	4,696
Translation adjustment	—	—	—	—	—	—	(611)	(611)
Dividends paid (per common share $0.17)	—	—	—	—	—	(771)	—	(771)
Share-based compensation expense	—	—	1,077	—	—	—	—	1,077
Restricted stock grants (net of forfeitures)	—	—	16	905	(16)	—	—	—
Treasury shares repurchased	—	—	—	2,855	(306)	—	—	(306)
Balance at September 30, 2025	5,284,500	$53	$41,136	671,054	$(14,588)	$80,829	$1,832	$109,262

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
Balance at January 1, 2024	5,284,500	$53	$34,647	711,052	$(12,623)	$53,215	$(522)	$74,770
Net income	—	—	—	—	—	2,731	—	2,731
Translation adjustment	—	—	—	—	—	—	(718)	(718)
Dividends paid (per common share $0.17)	—	—	—	—	—	(756)	—	(756)
Share-based compensation expense	—	—	854	—	—	—	—	854
Restricted stock unit grants (net of forfeitures)	—	—	(331)	(18,938)	331	—	—	—
Treasury shares repurchased	—	—	—	7,255	(432)	—	—	(432)
Balance at March 31, 2024	5,284,500	$53	$35,170	699,369	$(12,724)	$55,190	$(1,240)	$76,449
Net income	—	—	—	—	—	3,430	—	3,430
Translation adjustment	—	—	—	—	—	—	(121)	(121)
Dividends paid (per common share $0.17)	—	—	—	—	—	(758)	—	(758)
Share-based compensation expense	—	—	1,113	—	—	—	—	1,113
Restricted stock unit grants (net of forfeitures)	—	—	(545)	(31,213)	545	—	—	—
Treasury shares repurchased	—	—	—	4,817	(283)	—	—	(283)
Balance at June 30, 2024	5,284,500	$53	$35,738	672,973	$(12,462)	$57,862	$(1,361)	$79,830
Net income	—	—	—	—	—	5,459	—	5,459
Translation adjustment	—	—	—	—	—	—	2,517	2,517
Dividends paid (per common share $0.17)	—	—	—	—	—	(761)	—	(761)
Share-based compensation expense	—	—	938	—	—	—	—	938
Restricted stock grants (net of forfeitures)	—	—	—	—	—	—	—	—
Treasury shares repurchased	—	—	—	4,737	(315)	—	—	(315)
Balance at September 30, 2024	5,284,500	$53	$36,676	677,710	$(12,777)	$62,560	$1,156	$87,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine months ended
	September 30,
	2025	2024
Cash flows from operating activities
Net income	$14,346	$11,620
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization expense	5,696	2,933
Provision for doubtful accounts	104	88
Deferred income tax benefit	(1,179)	(163)
Share-based compensation expense	3,574	2,810
Gain on disposal of fixed assets	(5)	—
Amortization of discount on accounts receivable	(34)	(23)
Amortization of right-of-use assets	448	307
Change in fair value of contingent earn-out consideration	1,374	1,152
Changes in operating assets and liabilities:
Accounts receivable	124,269	(24,145)
Inventory	(579)	(690)
Prepaid expenses and other current assets	(3,118)	435
Accounts payable and accrued expenses	(116,139)	25,407
Lease liability, net	(502)	(361)
Other assets and liabilities	240	(1,608)
Net cash and cash equivalents provided by operating activities	28,495	17,762

Cash flows from investing activities
Purchase of equipment and leasehold improvements and capitalization of internal-use software	(1,672)	(3,592)
Payment for acquisition	—	(20,672)
Net cash and cash equivalents used in investing activities	(1,672)	(24,264)

Cash flows from financing activities
Purchase of treasury stock	(1,730)	(1,030)
Repayments of borrowings under credit facilities	—	(4,252)
Repayments of borrowings under term loan	(418)	(403)
Dividends paid	(2,305)	(2,275)
Contingent consideration paid	(3,559)	(152)
Net cash and cash equivalents used in financing activities	(8,012)	(8,112)

Effect of foreign exchange rate on cash and cash equivalents	1,253	458

Net increase in cash and cash equivalents	20,064	(14,156)
Cash and cash equivalents at beginning of period	29,778	36,295
Cash and cash equivalents at end of period	$49,842	$22,139

Supplementary disclosure of cash flow information:
Income taxes paid	$6,889	$2,867
Interest paid	$114	$177

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2025

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

2.           Recently Issued Accounting Standards:

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”. This ASU amends the guidance under ASC 350-40 for internal-use software. The amendments remove referenced to development-stages, clarify when capitalization may begin, and require entities to apply to property, plant and equipment disclosure requirements under ASC 350-10 to capitalize internal-use software costs. The ASU is effective for annual periods beginning after December 15, 2027, and for interim periods within those annual periods. Early adoption of ASU No. 2025-06 is permitted. The Company has performed an initial assessment and currently does not expect the adoption of ASU No. 2025-06 to have a material effect on its financial position, results of operations or cash flows.

In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets”. The update amends the guidance in ASC 326-20 to introduce a practical expedient when estimating credit losses that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments apply to current accounts receivable and current contract assets arising from transactions under ASC 606 (Revenue from Contracts with Customers). The amendments are applied prospectively and are effective for annual reporting periods beginning after December 15, 2025, and interim periods within those years. Early adoption of ASU No. 2025- 05 is permitted. The Company has evaluated the impact of ASU No. 2025- 05 on its accounting policies and internal controls related to its credit-customer receivables. The Company has determined that, given (i) the nature of its receivables (primarily receivables from customers on credit terms), (ii) its historical credit-loss experience and collection patterns, and (iii) its allowance methodology, adoption of ASU No. 2025- 05 is not expected to have a material effect on the Company's consolidated financial position.

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

3.           Foreign Currency Translation:

Assets and liabilities of the Company’s foreign subsidiaries have been translated using the end of the reporting period exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. Foreign currency transaction gains and losses are recorded as income or expenses as amounts are settled. The net sales from our foreign operations for the three months ended  September 30, 2025 and 2024 were $33.3 million and $37.5 million, respectively. The net sales from our foreign operations for the nine months ended September 30, 2025 and 2024 were $107.0 million and $88.6 million, respectively.

The Company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. In cases where the Company is not able to create a natural hedge by maintaining offsetting asset and liability amounts in the same currency, it may enter into foreign exchange contracts, typically in the form of forward purchase agreements, to facilitate the hedging of foreign currency exposures to mitigate the impact of changes in foreign currency exchange rates. These contracts generally have terms of no more than three months. The Company does not apply hedge accounting to these contracts and therefore the changes in fair value are recorded in earnings. The Company does not enter into foreign exchange contracts for trading purposes and the risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the Company minimizes by limiting its counterparties to major financial institutions. The Company recognized an unrealized gain of less than $0.1 million on contracts outstanding as of September 30, 2025, which is included in foreign currency transaction loss in the Consolidated Statements of Earnings.

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

The purchase consideration included approximately $1.7 million fair value for potential earn-out consideration if certain targets were achieved by September 30, 2025, payable in cash. As of September 30, 2025, the Company reassessed the earn-out liability and increased the fair value of the earn out liability to approximately $3.2 million, with $0.9 million and $1.4 million adjustment recognized within change in fair value of acquisition contingent consideration during the three and nine months ended September 30, 2025, respectively. The fair value earn-out measurement was primarily based on inputs that are not observable, which are categorized as a Level 3 measurement in the fair value hierarchy (See Note 18 – Fair Value Measurements), reflecting its assessment of the assumptions market participants would use to value these liabilities. The undiscounted payment of the earn-out can range from zero up to approximately $4.2 million and achievement is based on the post-acquisition results of DSS.

7.            Goodwill and Other Intangible Assets:

The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2025:

	Distribution	Solutions	Consolidated
Balance December 31, 2024	$26,530	$8,394	$34,924
Translation adjustments	1,247	606	1,853
Balance September 30, 2025	$27,777	$9,000	$36,777

Information related to the Company’s other intangibles, net is as follows:

	As of September 30, 2025
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer and vendor relationships	$46,022	$12,604	$33,418
Trade name	516	169	347
Total	$46,538	$12,773	$33,765

	As of December 31, 2024
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer and vendor relationships	$43,805	$7,603	$36,202
Trade name	481	133	348
Total	$44,286	$7,736	$36,550

Customer relationships are amortized over thirteen years. Vendor relationships are amortized between four and fifteen years. Trade name is amortized over fifteen years.

During the three months ended September 30, 2025 and 2024, the Company recognized total amortization expense for other intangibles, net of $1.6 million and $1.1 million, respectively. During the nine months ended September 30, 2025 and 2024, the Company recognized total amortization expense for other intangibles, net of $4.4 million and $2.5 million, respectively.

Estimated future amortization expense of the Company’s other intangibles, net as of September 30, 2025 is as follows:

2025 (excluding the nine months ended September 30, 2025)	$1,576
2026	5,819
2027	4,226
2028	3,961
2029	3,695
Thereafter	14,488
Total	$33,765

8.            Right-of-use Asset and Lease Liability:

The Company has entered into operating leases for office and warehouse facilities, which have terms at lease commencement that range from 2 years to 12 years. The Company determines if an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets and lease expense for these leases is recognized on a straight-line basis over the lease term.

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

Information related to the Company’s ROU assets and related lease liabilities were as follows:

	Nine months ended
	September 30,
	2025	2024
Cash paid for operating lease liabilities	$615	$500
Right-of-use assets obtained in exchange for new operating lease obligations	$1,061	$360
Weighted-average remaining lease term (years)	4.9	2.6
Weighted-average discount rate	6.4%	4.4%

Maturities of lease liabilities as of September 30, 2025 were as follows:

2025 (excluding the nine months ended September 30, 2025)	$237
2026	969
2027	559
2028	339
2029	317
Thereafter	408
2,829
Less: imputed interest	(626)
Total lease liabilities	$2,203

Lease liabilities, current portion	798
Lease liabilities, net of current portion	1,405
Total lease liabilities	$2,203

9.            Fair Value:

The carrying amounts of financial instruments, including cash and cash equivalents, short-term accounts receivable, accounts payable and term loan approximated fair value at September 30, 2025 and  December 31, 2024 because of the relative short maturity of these instruments. The Company’s accounts receivable long-term are discounted to their present value at prevailing market rates at the time of sale.

10.         Balance Sheet Detail:

Equipment and leasehold improvements consist of the following:

	September 30,	December 31,
	2025	2024
Equipment	$3,143	$2,951
Capitalized software	13,167	11,821
Buildings	755	668
Leasehold improvements	2,457	2,426
	19,522	17,866
Less accumulated depreciation and amortization	(6,037)	(5,013)
	$13,485	$12,853

During the three months ended September 30, 2025 and 2024, the Company recorded depreciation and amortization expense of $0.4 million and $0.1 million, respectively. During the nine months ended September 30, 2025 and 2024, the Company recorded depreciation and amortization expense of $1.2 million and $0.4 million, respectively.

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

	September 30,	December 31,
	2025	2024
Total amount due from customer	$1,806	$2,459
Less: unamortized discount	(78)	(102)
Less: current portion included in accounts receivable	(850)	(1,183)
	$878	$1,174

The undiscounted cash flows to be received by the Company relating to these accounts receivable long-term is expected to be $0.4 million, $0.5 million and $0.9 million, respectively, during each of the 12-month periods ending September 30, 2025, 2026 and 2027.

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2025	2024
Trade accounts payable	$233,714	$331,654
Accrued expenses	13,622	17,179
Other accounts payable and accrued expenses	11,654	21,564
	$258,990	$370,397

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

All outstanding loans issued pursuant to the Credit Agreement become due and payable, on May 18, 2028. There were no amounts outstanding under the Credit Agreement as of September 30, 2025 and December 31, 2024.

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

At September 30, 2025 and December 31, 2024, the Company had $0.3 million and $0.8 million outstanding under the Term Loan, respectively. At September 30, 2025, future principal payments under the Term Loan are as follows:

2025 (excluding the nine months ended September 30, 2025)	142
2026	192
Total	$334

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	Nine months ended		Three months ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net income	$14,346	$11,620	$4,696	$5,459

Less distributed and undistributed income allocated to participating securities	214	288	69	139

Net income attributable to common shareholders	14,132	11,332	4,627	5,320

Denominator:
Weighted average common shares (Basic)	4,518	4,458	4,536	4,476

Weighted average common shares including assumed conversions (Diluted)	4,518	4,458	4,536	4,476

Basic net income per share	$3.13	$2.54	$1.02	$1.19
Diluted net income per share	$3.13	$2.54	$1.02	$1.19

13.          Major Customers and Vendors:

The Company had one major vendor that accounted for 13% of total purchases during the three months ended September 30, 2025, compared to no major vendors during the three months ended September 30, 2024. During the nine months ended September 30, 2025, the Company had no major vendors, compared to one major vendor that accounted for 11% of total purchases during the nine months ended September 30, 2024.

The Company had two major customers that accounted for 22% and 14%, respectively, of its net sales during the three months ended  September 30, 2025, and 16% and 13%, respectively, of its net sales during the three months ended  September 30, 2024. The Company had two major customers that accounted for 24% and 13% of net sales during the nine months ended September 30, 2025, and 18% and 15%, of net sales during the nine months ended September 30, 2024. These same customers accounted for 16% and 7% of total net accounts receivable as of  September 30, 2025, and 12% and 6% of total net accounts receivable as of  December 31, 2024.

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

During the three months ended September 30, 2025 and 2024, the Company recorded a provision for income taxes of $1.6 million and $1.7 million, respectively. The effective tax rate for the three months ended September 30, 2025 and 2024 was 25.5% and 23.3%, respectively. During the nine months ended September 30, 2025 and 2024, the Company recorded a provision for income taxes of $3.9 million and $3.6 million, respectively. The effective tax rate for the nine months ended September 30, 2025 and 2024 was 21.6% and 23.5%, respectively. The change in effective tax rate for the three and nine months ended  September 30, 2025, compared to the same period in the prior year was primarily impacted by a discrete item for the recognition of excess tax benefits related to share-based compensation in income tax expense, changes in the mix of jurisdictions in which taxable income was earned, as well as limitations on the deductibility of certain executive compensation amounts during both periods. The recognition of excess tax benefit related to share-based compensation in income tax expense resulted in a net tax benefit of $0.1 million and $0.8 million, respectively, which reduced our effective tax rate by 1.9% and 4.6% during the three and nine months ended  September 30, 2025.

The One Big Beautiful Bill Act was enacted on July 4, 2025. The Company is evaluating the impacts of the newly enacted legislation and does not expect it to have a material impact on its effective tax rate or cash flows in the current year.

15.          Stockholders’ Equity and Stock Based Compensation:

The 2021 Omnibus Incentive Plan (the “2021 Plan”) authorizes the grant of Stock Options, Restricted Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The 2021 Plan was approved by the Company’s stockholders at the 2021 Annual Meeting in June 2021. The total number of shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) initially available for award under the 2021 Plan was 500,000 shares. As of September 30, 2025, the number of shares of Common Stock available for future award grants to employees, officers and directors under the 2021 Plan is 163,895.

During the nine months ended September 30, 2025, the Company granted a total of 43,736 Restricted Stock Units to directors, officers and employees. These Restricted Stock Units vest immediately, over time in three equal installments or over time in sixteen equal quarterly installments. During the nine months ended September 30, 2025, a total of 16,376 Restricted Stock Units were forfeited.

During the nine months ended September 30, 2024, the Company granted a total of 51,812 Restricted Stock Units to directors, officers and employees. These Restricted Stock Units vest immediately, over time in three equal installments or over time in sixteen equal quarterly installments. During the nine months ended September 30, 2024, a total of 1,661 Restricted Stock Units were forfeited.

A summary of nonvested Restricted Stock Unit awards outstanding under the 2021 Plan as of September 30, 2025, and changes during the three months then ended is as follows:

		Weighted
		Average Grant
		Date
	Shares	Fair Value
Nonvested shares at January 1, 2025	114,710	$47.41
Granted in 2025	43,736	93.97
Vested in 2025	(65,621)	49.78
Forfeited in 2025	(16,376)	50.27
Nonvested shares at September 30, 2025	76,449	$71.14

As of September 30, 2025, there is approximately $4.8 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.0 years.

During the three months ended September 30, 2025 and 2024, the Company recognized share-based compensation expense of $1.1 million and $0.9 million, respectively. During the nine months ended September 30, 2025 and 2024, the Company recognized share-based compensation expense of $3.6 million and $2.8 million, respectively.

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

Other

As of  September 30, 2025, the Company has no standby letters of credit, has no standby repurchase obligations or other commercial commitments. The Company has a line of credit see Note 11 (Credit Facility). Other than employment agreements and management compensation arrangements, the Company is not engaged in any other transactions with related parties.

17.          Segment Information:

The Company distributes software developed by others through resellers indirectly to customers worldwide.  We also resell computer software and hardware developed by others and provide technical services directly to customers worldwide.

FASB ASC Topic 280, “Segment Reporting,” requires that public companies report profits and losses and certain other information on their “reportable operating segments” in their annual and interim financial statements. The internal organization used by the public company’s Chief Operating Decision Maker (“CODM”) to assess performance and allocate resources determines the basis for reportable operating segments. The Company’s Chief Executive Officer, who has been identified as the Company’s CODM, evaluates the performance of both reportable segments based on segment income. Net sales, gross profit, and operating expenses are also monitored closely. This information is used to measure segment profitability, allocate resources, and make budgeting and forecasting decisions about the reportable segments. The CODM also uses these measures to monitor trends in year over year performance comparisons, sequential quarter performance comparisons, and to compare actual results to forecasts. More disaggregated information about operating expense is only reviewed by the CODM on a consolidated basis. Segment income represents net sales less costs of sales, excluding depreciation and amortization expense and operating expenses. Net sales and cost of sales, excluding depreciation and amortization expense are directly attributed to each segment. The majority of operating expenses are also directly attributed to each segment, while certain other operating expenses are allocated to the segments in a reasonable manner considering the specific facts and circumstances of the expenses being allocated.

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

	Nine months ended		Three months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net Sales:
Distribution	$439,584	$286,523	$154,413	$111,861
Solutions	19,087	17,324	6,930	7,488
	458,671	303,847	161,343	119,349
Cost of Sales:
Distribution	$373,737	$235,069	$132,013	$90,304
Solutions	9,497	8,945	3,597	4,788
	383,234	244,014	135,610	95,092
Direct Costs:
Distribution	$29,944	$23,342	$9,826	$8,430
Solutions	4,708	4,013	1,605	1,330
	34,652	27,355	11,431	9,760
Segment Income: (1)
Distribution	$35,903	$28,112	$12,574	$13,127
Solutions	4,882	4,366	1,728	1,370
Segment Income	40,785	32,478	14,302	14,497

General and administrative	$14,687	$12,078	$4,795	$4,177
Acquisition related costs	733	1,201	594	609
Depreciation and amortization expense	5,696	2,933	1,976	1,197
Interest, net	562	755	224	198
Foreign currency transaction (loss) gain	(566)	(688)	2	(442)
Change in fair value of acquisition contingent consideration	(1,374)	(1,152)	(860)	(1,152)
Income before taxes	$18,291	$15,181	$6,303	$7,118

(1)

Excludes general corporate expenses including acquisition related costs, amortization and depreciation expense, interest, foreign currency transaction (loss) gain, and change in fair value of acquisition contingent consideration.

	As of	As of
	September 30,	December 31,
Selected Assets by Segment:	2025	2024

Distribution	$276,632	$394,809
Solutions	22,447	21,882
Segment Select Assets	299,079	416,691
Corporate Assets	77,012	52,488
Total Assets	$376,091	$469,179

Geographic areas and net sales mix related to operations for the three and nine months ended September 30, 2025 and 2024 were as follows. Revenue is allocated to a geographic area based on the location of the sale, which is generally the customer’s country of domicile.

	Nine months ended			Three months ended
	September 30, 2025			September 30, 2025
	Distribution	Solutions	Total	Distribution	Solutions	Total
Geography
USA	$345,023	$6,622	$351,645	$125,573	$2,442	$128,015
Europe and United Kingdom	70,222	11,964	82,186	19,816	4,368	24,184
Canada	24,339	501	24,840	9,024	120	9,144
Total net sales	$439,584	$19,087	$458,671	$154,413	$6,930	$161,343

Timing of Revenue Recognition
Transferred at a point in time where the Company is principal (1)	$402,385	$13,942	$416,327	$143,222	$5,177	$148,399
Transferred at a point in time where the Company is agent (2)	37,199	5,145	42,344	11,191	1,753	12,944
Total net sales	$439,584	$19,087	$458,671	$154,413	$6,930	$161,343

	Nine months ended			Three months ended
	September 30, 2024			September 30, 2024
	Distribution	Solutions	Total	Distribution	Solutions	Total
Geography
USA	$208,462	$6,808	$215,270	$78,012	$3,818	$81,830
Europe and United Kingdom	62,135	9,702	71,837	29,494	3,418	32,912
Canada	15,926	814	16,740	4,355	252	4,607
Total net sales	$286,523	$17,324	$303,847	$111,861	$7,488	$119,349

Timing of Revenue Recognition
Transferred at a point in time where the Company is principal (1)	$253,027	$10,969	$263,996	$101,561	$5,074	$106,635
Transferred at a point in time where the Company is agent (2)	33,496	6,355	39,851	10,300	2,414	12,714
Total net sales	$286,523	$17,324	$303,847	$111,861	$7,488	$119,349

(1)	Includes net sales from third-party hardware and software products.

(2)	Includes net sales from third-party maintenance, software support and services.

Geographic identifiable assets related to operations as of  September 30, 2025 and  December 31, 2024 were as follows.

	September 30,	December 31,
Identifiable Assets by Geographic Areas	2025	2024
USA	$225,882	$278,957
Canada	30,479	34,352
Europe and United Kingdom	119,730	155,870
Total	$376,091	$469,179

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of September 30, 2025 and  December 31, 2024, respectively, are as follows:

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent earn-out	$—	$—	$3,240	$3,240
Total liabilities	$—	$—	$3,240	$3,240

	As of December 31, 2024
Liabilities:
Contingent earn-out	$—	$—	$5,896	$5,896
Total liabilities	$—	$—	$5,896	$5,896

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

The following table presents the changes in the Company’s level 3 financial instruments measured at fair value on a recurring basis:

Balance December 31, 2024	$5,896
Contingent earnout paid	(4,000)
Change in fair value of acquisition contingent consideration	1,374
Discount on escrow reserve	(30)
Translation adjustments	—
Balance September 30, 2025	$3,240

During the nine months ended September 30, 2025, the Company made a contingent consideration payment of $4.0 million in cash related to the acquisition of Spinnakar Limited, which was completed on August 18, 2022. The payment was made based on Spinnakar's achievement of targets outlined in the acquisition agreement.

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

Dividend Policy and Share Repurchase Program. Historically we have sought to return value to investors through the payment of quarterly dividends and share repurchases. Total dividends paid and the dollar value of the shares repurchased were $0.8 million and $0.3 million, for the three months ended September 30, 2025 and 2024. The payment of future dividends and share repurchases is at the discretion of our Board of Directors and dependent on results of operations, projected capital requirements, and other factors the Board of Directors may find relevant.

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

Financial Overview

Net sales increased 35%, or $42.0 million, to $161.3 million for the three months ended September 30, 2025 compared to $119.3 million for the same period in the prior year. Gross profit increased 6%, or $1.4 million, to $25.7 million for the three months ended September 30, 2025, compared to $24.3 million for the same period in the prior year. Selling, general and administrative (“SG&A”) expenses increased 16%, or $2.3 million, to $16.2 million for the three months ended September 30, 2025 compared to $13.9 million for the same period in the prior year. Depreciation and amortization expense increased 65%, or $0.8 million, to $2.0 million for the three months ended September 30, 2025 compared to $1.2 million for the same period in the prior year. Net income decreased 14%, or $0.8 million, to $4.7 million for the three months ended September 30, 2025 compared to $5.5 million for the same period in the prior year. Diluted income per share decreased 14%, or $0.17 to $1.02 for the three months ended September 30, 2025 compared to $1.19 for the same period in the prior year.

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

Intangible Assets

Intangible assets with determinable lives are amortized on a straight-line basis over their respective estimated useful lives, which is determined based on their expected period of benefit or are amortized weighted toward their expected periods of benefit. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. In addition, each quarter, the Company evaluates whether events and circumstances warrant a revision to the remaining estimated useful life of each of these intangible assets. If the Company were to determine that a change to the remaining estimated useful life of an intangible asset was necessary, then the remaining carrying amount of the intangible asset would be amortized prospectively over that revised remaining useful life.

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

Foreign Exchange

The Company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. In cases where the Company is not able to create a natural hedge by maintaining offsetting asset and liability amounts in the same currency, it may enter into foreign exchange contracts, typically in the form of forward purchase agreements, to facilitate the hedging of foreign currency exposures to mitigate the impact of changes in foreign currency exchange rates. These contracts generally have terms of no more than three months. The Company does not apply hedge accounting to these contracts and therefore the changes in fair value are recorded in earnings. The Company does not enter into foreign exchange contracts for trading purposes and the risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the Company minimizes by limiting its counterparties to major financial institutions. The Company recognized an unrealized gain of less than $0.1 million on contracts outstanding as of September 30, 2025, which is included in foreign currency transaction loss in the Consolidated Statement of Earnings.

Recently Issued Accounting Pronouncements

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”. This ASU amends the guidance under ASC 350-40 for internal-use software. The amendments remove referenced to development-stages, clarify when capitalization may begin, and require entities to apply to property, plant and equipment disclosure requirements under ASC 350-10 to capitalize internal-use software costs. The ASU is effective for annual periods beginning after December 15, 2027, and for interim periods within those annual periods. Early adoption of ASU No. 2025-06 is permitted. The Company has performed an initial assessment and currently does not expect the adoption of ASU No. 2025-06 to have a material effect on its financial position, results of operations or cash flows.

In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contact Assets”. The update amends the guidance in ASC 326-20 to introduce a practical expedient when estimating credit losses that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments apply to current accounts receivable and current contract assets arising from transactions under ASC 606 (Revenue from Contracts with Customers). The amendments are applied prospectively and are effective for annual reporting periods beginning after December 15, 2025, and interim periods within those years. Early adoption of ASU No. 2025-05 is permitted. The Company has evaluated the impact of ASU No. 2025-05 on its accounting policies and internal controls related to its credit-customer receivables. The Company has determined that, given (i) the nature of its receivables (primarily receivables from customers on credit terms), (ii) its historical credit-loss experience and collection patterns, and (iii) its allowance methodology, adoption of ASU No. 2025-05 is not expected to have a material effect on the Company's consolidated financial position.

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Nine months ended		Three months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	83.6	80.3	84.1	79.7
Gross profit	16.4	19.7	15.9	20.3
Selling, general and administrative expenses	10.8	13.0	10.1	11.7
Acquisition related costs	0.2	0.4	0.4	0.5
Depreciation and amortization expense	1.2	1.0	1.2	1.0
Income from operations	4.3	5.4	4.3	7.1
Other income	(0.0)	0.0	0.1	(0.2)
Income before income taxes	4.0	5.0	3.9	6.0
Income tax provision	0.9	1.2	1.0	1.4
Net income	3.1%	3.8%	2.9%	4.6%

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

	Nine months ended		Three months ended
	September 30,	September 30,	September 30,	September 30,
Net income reconciled to adjusted EBITDA (Non-GAAP):	2025	2024	2025	2024

Net income	$14,346	$11,620	$4,696	$5,459
Provision for income taxes	3,945	3,561	1,607	1,659
Depreciation and amortization	5,696	2,933	1,976	1,197
Interest expense	226	266	67	105
EBITDA	24,213	18,380	8,346	8,420
Share-based compensation	3,574	2,810	1,078	904
Acquisition related costs	733	1,201	594	609
Change in fair value of acquisition contingent consideration	1,374	1,152	860	1,152
Adjusted EBITDA	$29,894	$23,543	$10,878	$11,085

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

	Nine months ended		Three months ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024

Net sales	$458,671	$303,847	$161,343	$119,349

Gross profit	$75,437	$59,833	$25,733	$24,257
Gross profit - Distribution	$65,847	$51,454	$22,400	$21,557
Gross profit - Solutions	$9,590	$8,379	$3,333	$2,700

Non-GAAP Financial Measures:
Adjusted EBITDA (Non-GAAP)	$29,894	$23,543	$10,878	$11,085

Effective margin % - Adjusted EBITDA (Non-GAAP)	39.6%	39.3%	42.3%	45.7%

Operational Metrics:
Gross billings	$1,479,750	$1,180,294	$504,600	$465,184
Gross billings - Distribution	$1,412,503	$1,113,575	$481,884	$441,389
Gross billings - Solutions	$67,247	$66,719	$22,716	$23,795

Gross billings margin % - Gross billings	5.1%	5.1%	5.1%	5.2%

We consider gross profit growth and effective margin to be key metrics in evaluating our business. During the three months ended September 30, 2025, gross profit increased 6%, or $1.4 million, to $25.7 million compared to $24.3 million for the same period in the prior year while effective margin decreased to 42.3% compared to 45.7% for the same period in the prior year. During the nine months ended September 30, 2025, gross profit increased 26%, or $15.6 million, to $75.4 million compared to $59.8 million for the same period in the prior year while effective margin increased to 39.6% compared to 39.3% for the same period in the prior year.

Acquisitions

On July 31, 2024, we completed the acquisition of DSS for an aggregate purchase price of approximately $20.3 million (subject to certain adjustments) plus a potential post-closing earnout payment.  The operating results of DSS are included in our operating results from the date of acquisition within our Distribution segment.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Net Sales and Gross Billings

Net sales for the three months ended September 30, 2025 increased 35%, or $42.0 million, to $161.3 million compared to $119.3 million for the same period in the prior year. Gross billings, an operational metric, for the three months ended September 30, 2025 increased 8%, or $39.4 million, to $504.6 million compared to $465.2 million for the same period in the prior year. Net sales and gross billings increased due to both organic growth from our existing vendor partnerships as well as the impact of the acquisition of DSS. Gross billings increased at a lesser rate than net sales due to differences in the product mix between the two periods. During the three months ended September 30, 2025, gross billings included a greater percentage of hardware and software products, which are recorded on a gross basis, while during the three months ended September 30, 2024, gross billings included a greater percentage of security, maintenance and cloud products, which are recorded net of related cost of sales.

Distribution segment net sales for the three months ended September 30, 2025 increased 38%, or $42.5 million, to $154.4 million compared to $111.9 million for the same period in the prior year. Gross billings for the Distribution segment for the three months ended September 30, 2025 increased 9%, or $40.5 million, to $481.9 million compared to $441.4 million for the same period in the prior year. Net sales increased organically at a greater rate than gross billings increased due to the impact of hardware and software sales recognized during the current period, which are recorded on a gross basis, as well as the impact of the acquisition of DSS.

Solutions segment net sales for the three months ended September 30, 2025, decreased 7%, or $0.6 million, to $6.9 million compared to $7.5 million for the same period in the prior year. Gross billings for the Solutions segment for the three months ended September 30, 2025 decreased 5%, or $1.1 million, to $22.7 million compared to $23.8 million for the same period in the prior year. Net sales decreased at a greater rate than the decrease in gross billings due to differences in the product mix between the two periods in our Solution segment.

The Company had two major customers that accounted for 22% and 14%, respectively, of its total net sales during the three months ended September 30, 2025 and 16% and 13%, respectively, of its total net sales during the three months ended September 30, 2024. The Company had one major vendor that accounted for 13% of total purchases during the three months ended September 30, 2025, compared to no major vendors during the three months ended September 30, 2024.

Gross Profit

Gross profit for the three months ended September 30, 2025 increased 6%, or $1.4 million, to $25.7 million compared to $24.3 million for the same period in the prior year. Gross profit increased due to both organic growth from our existing vendor partnerships as well as the impact of the DSS acquisition.

Distribution segment gross profit for the three months ended September 30, 2025 increased 4%, or $0.8 million, to $22.4 million compared to $21.6 million for the same period in the prior year. The increase reflects the previously noted organic growth from existing vendor partnerships as well as the contribution from the DSS acquisition, partially offset by an increase in early pay discounts and other customer incentives as a percentage of gross billings.

Solutions segment gross profit for the three months ended September 30, 2025 increased 23%, or $0.6 million, to $3.3 million compared to $2.7 million for the same period in the prior year. This increase was driven by higher gross profit margins generated in both North American and Europe.

Customer rebates and discounts for the three months ended September 30, 2025 were $5.6 million compared to $3.9 million for the same period in the prior year. Customer rebates and discounts vary based on terms of rebate and early pay discount programs offered to customers and timing of payments ultimately received from our customers.

Vendor rebates and discounts for the three months ended September 30, 2025 were $3.9 million compared to $0.8 million for the same period in the prior year. Vendor rebates are dependent on programs offered by our vendors and in some cases reaching certain volume targets set by our vendors or meeting certain early payment programs offered by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended September 30, 2025 increased 16%, or $2.3 million, to $16.2 million compared to $13.9 million for the same period in the prior year. This increase was primarily due to the impact of the acquisition of DSS as well as an increase in salaries, commissions and other employees related expenses in support of the increased gross profit. SG&A expenses were 3.2% of gross billings for the three months ended September 30, 2025, compared to 3.0% for the same period in the prior year. The Company expects that its SG&A expenses, as a percentage of gross billings, may vary depending on changes in sales volume, as well as the levels of continuing investments to drive future growth.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2025, increased 65%, or $0.8 million, to $2.0 million compared to $1.2 million for the same period in the prior year, primarily due to the amortization of intangible assets acquired in the DSS acquisition as well as amortization of previously capitalized ERP costs, which amortization commenced in the fourth quarter of 2024 and increased amortization for a vendor relationship acquired through a prior year acquisition. The Company received notice of termination of its distribution agreement from this vendor during the first quarter of 2025 and therefore changed the amortization life of the intangible asset to a shorter period to reflect the expected period of benefits.

Acquisition Related Costs

Acquisition related costs for the three months ended September 30, 2025 and 2024 remained consistent at $0.6 million, respectively.

Income Taxes

We compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from operations before income taxes, except for significant unusual or infrequently occurring items and discrete items. As a result, our estimated tax rate is adjusted each quarter. For the three months ended September 30, 2025 and 2024, the Company recorded a provision for income taxes of $1.6 million and $1.7 million, respectively. The effective tax rate for the three months ended September 30, 2025 and 2024 was 25.5% and 23.3%, respectively. The effective tax rate for the three months ended September 30, 2025 compared to the same period in the prior year was impacted by changes in the mix of jurisdictions in which taxable income was earned and limitations on the deductibility of certain executive compensation amounts during both periods, as well as a discrete item for the recognition of excess tax benefits related to share-based compensation in income tax expense during the three months ended September 30, 2025.The recognition of excess tax benefit related to share-based compensation in income tax expense resulted in a net tax benefit of $0.1 million, which reduced our effective tax rate by 1.9% during the three months ended September 30, 2025.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Net Sales and Gross Billings

Net sales for the nine months ended September 30, 2025 increased 51%, or $154.8 million, to $458.6 million compared to $303.8 million for the same period in the prior year. Gross billings, an operational metric, for the nine months ended September 30, 2025 increased 25%, or $299.5 million, to $1,479.8 million compared to $1,180.3 million for the same period in the prior year. Net sales and gross billings increased due to both organic growth from our existing vendor partnerships as well as the impact of the acquisition of DSS. Gross billings increased at a lesser rate than net sales due to differences in the product mix between the two periods. During the nine months ended September 30, 2025, gross billings included a greater percentage of hardware and software products, which are recorded on a gross basis, while during the nine months ended September 30, 2024, gross billings included a greater percentage of security, maintenance and cloud products, which are recorded net of related cost of sales.

Distribution segment net sales for the nine months ended September 30, 2025 increased 53%, or $153.1 million, to $439.6 million compared to $286.5 million for the same period in the prior year. Gross billings for the Distribution segment for the nine months ended September 30, 2025 increased 27%, or $298.9 million, to $1,412.5 million compared to $1,113.6 million for the same period in the prior year. Net sales increased organically at a greater rate than gross billings increased due to the impact of hardware and software sales recognized during the current period, which are recorded on a gross basis, as well as the impact of the acquisition of DSS.

Solutions segment net sales for the nine months ended September 30, 2025, increased 10% or $1.8 million, to $19.1 million compared to $17.3 million for the same period in the prior year. Gross billings for the Solutions segment for the nine months ended September 30, 2025 increased 1%, or $0.5 million, to $67.2 million compared to $66.7 million for the same period in the prior year. Net sales increased organically at a greater rate than gross billings due to differences in the product mix between the two periods.

The Company had two major customers that accounted for 24% and 13%, respectively, of its total net sales during the nine months ended September 30, 2025 and 17% and 15%, respectively, of its total net sales during the nine months ended September 30, 2024. During the nine months ended September 30, 2025 the Company had no major vendors, compared to one major vendor that accounted for 11% of total purchases during the nine months ended September 30, 2024.

Gross Profit

Gross profit for the nine months ended September 30, 2025 increased 26%, or $15.6 million, to $75.4 million compared to $59.8 million for the same period in the prior year. Gross profit increased due to both organic growth from our existing vendor partnerships as well as the impact of the acquisition of DSS.

Distribution segment gross profit for the nine months ended September 30, 2025 increased 28%, or $14.3 million, to $65.8 million compared to $51.5 million for the same period in the prior year. The increase in Distribution segment gross profit was due to the aforementioned organic growth from our existing vendor partnerships as well as the contribution from the acquisition of DSS, partially offset by higher early pay discounts and other rebates and discounts offered to our customers as a percentage of gross billings.

Solutions segment gross profit for the nine months ended September 30, 2025 increased 14%, or $1.2 million, to $9.6 million compared to $8.4 million for the same period in the prior year. This increase was organically driven by the aforementioned increase in gross billings compared to the same period in the prior year, as well as higher gross profit margins generated in both North America and Europe.

Customer rebates and discounts for the nine months ended September 30, 2025 were $16.5 million compared to $10.4 million for the same period in the prior year. Customer rebates and discounts vary based on terms of rebate and early pay discount programs offered to customers and timing of payments ultimately received from our customers.

Vendor rebates and discounts for the nine months ended September 30, 2025 were $14.1 million compared to $4.4 million for the same period in the prior year. Vendor rebates are dependent on programs offered by our vendors and in some cases reaching certain volume targets set by our vendors or meeting certain early payment programs offered by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully.

Selling, General and Administrative Expenses

SG&A expenses for the nine months ended September 30, 2025 increased 25%, or $9.9 million, to $49.3 million compared to $39.4 million for the same period in the prior year. This increase was primarily due to the impact of the acquisition of DSS as well as an increase in salaries, commissions and other employee related expenses in support of the increased gross profit. SG&A expenses were 3.3% of gross billings for the nine months ended September 30, 2025 and 2024. The Company expects that its SG&A expenses, as a percentage of gross billings, may vary depending on changes in sales volume, as well as the levels of continuing investments to drive future growth.

Depreciation and Amortization Expense

Depreciation and amortization expense for the nine months ended September 30, 2025, increased 94%, or $2.7 million, to $5.7 million compared to $3.0 million for the same period in the prior year, primarily due to the amortization of intangible assets acquired in the DSS acquisition as well as amortization of previously capitalized ERP costs, which amortization commenced in the fourth quarter of 2024 and increased amortization for a vendor relationship acquired through a prior year acquisition. The Company received notice of termination of its distribution agreement from this vendor during the first quarter of 2025 and therefore changed the amortization life of the intangible asset to a shorter period to reflect the expected period of benefits.

Acquisition Related Costs

Acquisition related costs for the nine months ended September 30, 2025 and 2024 were $0.7 million and $1.2 million, respectively.

Income Taxes

We compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from operations before income taxes, except for significant unusual or infrequently occurring items and discrete items. As a result, our estimated tax rate is adjusted each quarter. For the nine months ended September 30, 2025 and 2024, the Company recorded a provision for income taxes of $3.9 million and $3.6 million, respectively. The effective tax rate for the nine months ended September 30, 2025 and 2024 was 21.6% and 23.5%, respectively. The change in effective tax rate for the nine months ended September 30, 2025 compared to the same period in the prior year was impacted by a discrete item for the recognition of excess tax benefits related to share-based compensation in income tax expense, changes in the mix of jurisdictions in which taxable income was earned, as well as limitations on the deductibility of certain executive compensation amounts during both periods. The recognition of excess tax benefit related to share-based compensation in income tax expense resulted in a net tax benefit of $0.8 million, which reduced our effective tax rate by 4.6% during the nine months ended September 30, 2025.

Liquidity and Capital Resources

Our cash and cash equivalents as of September 30, 2025 increased 67%, or $20.0 million, to $49.8 million compared to $29.8 million as of December 31, 2024.

Net cash and cash equivalents provided by operating activities for the nine months ended September 30, 2025 was $28.5 million, comprised primarily of net income adjusted for non-cash items of $24.3 million, partially offset by changes in operating assets and liabilities of $4.2 million.

Net cash and cash equivalents used in investing activities during the nine months ended September 30, 2025 was $1.7 million, comprised primarily of purchases of fixed assets supporting our recently completed ERP project and new leasehold improvements.

Net cash and cash equivalents used in financing activities during the nine months ended September 30, 2025 was $8.0 million, comprised of payments of contingent considerations of $3.6 million, purchases of treasury stock of $1.7 million, dividend payments on our Common Stock of $2.3 million and repayments of borrowings under term loan of $0.4 million.

On May 18, 2023, the Company entered into a revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPM”), providing for a revolving credit facility of up to $50.0 million, including the issuance of letters of credit and swingline loans not to exceed $2.5 million and $5.0 million, respectively, at any time outstanding. In addition, subject to certain conditions enumerated in the Credit Agreement, the Company has the right to increase the revolving credit facility by a total amount not to exceed $20.0 million. The proceeds of the revolving loans, letters of credit and swingline loans under the Credit Agreement may be used for working capital needs, general corporate purposes and for acquisitions permitted by the terms of the Credit Agreement. All outstanding loans issued pursuant to the Credit Agreement become due and payable, on May 18, 2028. There were no amounts outstanding under the Credit Agreement as of September 30, 2025.

On April 8, 2022, the Company entered into a $2.1 million term loan (the “Term Loan”) with First American Commercial Bancorp, Inc. (“First American”) pursuant to a Master Loan and Security Agreement. The proceeds from the Term Loan was used to fund certain capital expenditures. The borrowing under the Term Loan bears interest at a rate of 3.73% per annum and is being repaid over forty-eight monthly installments of principal and interest through April 2026.  As of September 30, 2025, the Company had $0.3 million outstanding under the Term Loan.

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

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934, as amended.

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the three months ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the repurchase of Common Stock by the Company and its affiliated purchasers during the third quarter of 2025.

ISSUER PURCHASE OF EQUITY SECURITIES

					Maximum
					Number of
			Total Number		Shares That
			of Shares		May Yet Be
	Total		Purchased as		Purchased
	Number		Part of Publicly		Under the
	of Shares	Average	Announced	Average	Plans or
	Purchased	Price Paid	Plans or	Price Paid	Programs
Period	(1)	Per Share	Programs	Per Share	(2)

July 1, 2025 - July 31, 2025	—	$—	—	$—	545,786
August 1, 2025 - August 31, 2025	—	$—	—	$—	545,786
September 1, 2025 - September 30, 2025	—	$—	—	$—	545,786
Total	—	$—	—	$—	545,786

(1)

Does not include 15,216 shares surrendered, or deemed surrendered, to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued Restricted Stock Units.

(2)	For the quarter ended September 30, 2025, we did not repurchase any shares of our Common Stock under our share repurchase plans referred to in footnote (3) below.

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

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

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

101

The following financial information from Climb Global Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed with the SEC on October 30, 2025, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Stockholders’ Equity, (4) Condensed Consolidated Statements of Comprehensive Income, (5) Condensed Consolidated Statements of Cash Flows, and (6) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

CLIMB GLOBAL SOLUTIONS, INC

October 30, 2025	By:	/s/ Dale Foster
Date		Dale Foster, Chief Executive Officer (Principal Executive Officer)

October 30, 2025	By:	/s/ Matthew Sullivan
Date		Matthew Sullivan, Chief Financial Officer (Principal Financial and Accounting Officer)