Form 10-K
period 2025-12-31
Climb Global Solutions, Inc.
filed 2026-02-27
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2025

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                              to

Commission file number: 000-26408

CLIMB GLOBAL SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3136104
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

4 Industrial Way West, Suite 300, Eatontown, NJ	07724
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 389-0932

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	CLMB	The NASDAQ Global Market

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant computed by reference to the closing sale price for the Registrant’s Common Stock as of June 30, 2025, which was the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on The NASDAQ Global Market, was approximately $474.4 million. For purposes of this calculation, directors, officers and holders of more than 10% of the outstanding shares of Common Stock of the Registrant are deemed to be affiliates of the Registrant and the shares of Common Stock beneficially owned by them have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock as of February 17, 2026 was 4,605,692 shares.

Documents Incorporated by Reference: Portions of the Registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference in Part III herein.  The Registrant intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of the period covered by this report on Form 10-K.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. The statements, other than statements of historical fact, included in this Annual Report are forward-looking statements. Many of the forward-looking statements contained in this Annual Report may be identified by the use of forward-looking words such as “believes,” “expects,” “intends,” “anticipates,” “plans,” “estimates,” “projects,” “forecasts,” “should,” “could,” “would,” “will,” “confident,” “may,” “can,” “potential,” “possible,” “proposed,” “in process,” “under construction,” “in development,” “opportunity,” “target,” “outlook,” “maintain,” “continue,” “goal,” “aim,” “commit,” or similar expressions or when we discuss our future operating results, priorities, strategy, goals, vision, mission, opportunities, projections, intentions or expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Because these forward-looking statements are subject to risks and uncertainties, actual results could differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, but are not limited to, the continued acceptance of the Company’s distribution channel by vendors and customers, the timely availability and acceptance of new products, product mix, market conditions, inflation, competitive pricing pressures, the successful integration of acquisitions, contribution of key vendor relationships and support programs, including vendor rebates and discounts, our ability to successfully integrate AI capabilities within our products and internal functions, import and tariffs, interest rate risk and the impact thereof, as well as factors that affect the software industry in general and other factors generally. We strongly urge current and prospective investors to carefully consider the cautionary statements and risk factors contained in this report, particularly the risks described under “Item 1A. Risk Factors” herein.

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

Item 1. Business

General

The Company is a value added information technology (“IT”) distribution and solutions company. The Company primarily operates through its “Distribution” segment, which distributes emerging and disruptive technologies to corporate resellers, value added resellers (“VARs”), consultants and systems integrators worldwide under the name “Climb Channel Solutions”. The Company also operates a smaller segment called “Solutions”, which is a cloud solutions provider and value-added reseller of software, hardware and services for customers worldwide under the name “Grey Matter”. Across both segments, we offer an extensive line of products from leading software vendors and tools for virtualization/cloud computing, security, networking, storage and infrastructure management, application lifecycle management and other technically sophisticated domains, as well as computer hardware.

The Company was incorporated in Delaware in 1982.  Our common stock, par value $0.01 per share (“Common Stock”), is listed on The NASDAQ Global Market under the symbol “CLMB”.

Distribution Segment

In our Distribution segment, which accounted for approximately 96% of our consolidated net sales and 87% of our consolidated gross profit during the year ended December 31, 2025, we distribute technology products from software developers, software vendors or original equipment manufacturers (“OEMs”) to resellers, and system integrators worldwide. We purchase software, maintenance/service agreements, networking/storage/security equipment and complementary products from our vendors and sell them to our reseller customers. The large majority of hardware products we sell are “drop shipped” directly to the customers, which reduces physical handling by the Company and required investment in inventory. Generally, a vendor authorizes a limited number of companies to act as distributors of their product and sell their product to resellers. Our reseller customers include VARs, corporate resellers, government resellers, system integrators, direct marketers, and national IT superstores. We combine our core strengths in customer service, marketing, distribution, credit and billing to allow our customers to achieve greater efficiencies in time to market in the IT channel in a cost-effective manner.

While our Distribution business is characterized by low gross profit as a percentage of gross billings, or gross billings margin, and price competition, we have been able to operate profitably by leveraging an efficient and scalable business model with low capital investment requirements. The large majority of the products we sell are either digital products such as license authorizations, third party maintenance contracts, or hardware that is drop-shipped to the end customer directly by the vendor. We utilize electronic data interchange (“EDI”) and other automation tools to fulfill these orders on a cost-efficient basis. We also maintain relatively low inventory balances relative to our gross billings and enjoy what we believe is favorable credit from our vendor partners, allowing us to deploy a capital efficient model as reflected by our return on equity and pre-tax income as a percentage of gross profit generated.

In our Distribution segment, we are highly dependent on the end-market demand for the products we sell, and on our partners’ strategic initiatives and business models. This end-market demand is influenced by many factors including the introduction of new products, replacement and renewal cycles for existing products, competitive products, overall economic growth and general business activity. A difficult and challenging economic environment may also lead to consolidation or decline in the industry and increased price-based competition. We continually review the marketplace to identify new, emerging and disruptive vendors and products to potentially add to our vendor partners.

The Company operates distribution facilities in Millersville, Maryland and Dublin, Ireland.

Solutions Segment

We also provide comprehensive IT solutions directly to end users through our Solutions segment, which accounted for approximately 4% of our consolidated net sales and 13% of our consolidated gross profit during the year ended December 31, 2025. Products in this segment are acquired directly from OEMs, software developers or distributors and sold to end users. We provide customer service, billing, sales and marketing support in this segment and provide extended payment terms to facilitate sales.

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

Products

An essential part of our ongoing operations and strategic growth plan in our Distribution segment is the continued recruitment of software vendors for which we become authorized distributors of their products. Through our Distribution segment, we sell a wide variety of technology products from a broad range of software vendors and manufacturers, such as Adobe, Bluebeam Software, Dark Trace, Delinea, ExtraHop, Fortinet, Micro Focus, Microsoft, SmartBear Software, SolarWinds, Sophos, TechSmith and Trend Micro. On a continuous basis, we screen new vendors and products for inclusion in our line card based on their features, quality, price, profit margins and current market trends. Developing a diverse vendor base is a key element of our business strategy. We focus on establishing deep relationships with our vendor and reseller partners by providing specialized product training to our sales force and the use of dedicated sales teams. We have also established an efficient ordering process with our key partners through the implementation of electronic ordering and other processes adapted to their requirements. As a result, our relationships with our key vendor partners tend to be long-term in nature despite the absence of long-term contracts, with a significant portion of sales derived from annually recurring renewals of software maintenance and subscription agreements related to our partners embedded base of customers utilizing their software products. Additionally, a key part of our strategic growth plan is to provide a high level of support to select emerging and disruptive technology vendors through our Climb Elevate program to develop future relationships throughout the growth cycle of a vendor partner. The Climb Elevate program allows resellers and vendors to connect through the Company for products typically outside of the main line-card.

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

For the year ended December 31, 2025, the Company had no major vendors that accounted for greater than 10% of our consolidated purchases during the year, compared to one vendor that accounted for 10% and 14% of our consolidated purchases, respectively, for the years ended December 31, 2024 and 2023. For the year ended December 31, 2025, our largest five vendors generated approximately 29% of our consolidated purchases. The loss of a key vendor or group of vendors could disrupt our product availability and otherwise have an adverse effect on the Company.

The Company predominantly sells third party software, software subscriptions, and maintenance. Sales of hardware and peripherals consistently represented 8% in 2025 and 6% of our gross billings, an operational metric, in 2024 and 2023.

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

We sell products to large, multi-national broad line resellers, sometimes referred to as direct market resellers (“DMRs”), as well as thousands of VARs, which tend to be smaller and focus on value added services to their customers. As part of our strategic growth plan, we expect to continue diversifying our customer base by offering compelling products to the VAR community as we develop our vendor partner lineup. As a result, an increasing proportion of our sales in 2025 were from VARs, driven by a continued focus on increasing sales to larger VARs with more than $1 million in annual sales. For the year ended December 31, 2025, the Company had two customers, all of which are considered DMRs, that accounted for 24% and 13%, respectively, of consolidated net sales and as of December 31, 2025, 15% and 8%, respectively, of total net accounts receivable. For the year ended December 31, 2024, the Company had three customers that accounted for 18%, 14%, and 11%, respectively, of consolidated net sales and as of December 31, 2024, 12%, 6% and 19%, respectively, of total net accounts receivable. For the year ended December 31, 2023, there were two customers that accounted for 20%, and 15%, respectively, of consolidated net sales and as of December 31, 2023, 15% and 6%, respectively, of total net accounts receivable. Our top five customers accounted for 55%, 54% and 51% of consolidated net sales in 2025, 2024 and 2023, respectively. The loss of a key customer or a group of customers could have an adverse effect on the Company.

Net sales to customers in the United Kingdom represented 13%, 14% and 15% of our consolidated net sales in 2025, 2024 and 2023, respectively. Net sales to customers in Europe, excluding the United Kingdom, represented 5%, 7%, and 4% of our consolidated net sales in 2025, 2024 and 2023, respectively. Net sales to customers in Canada represented 5%, 6% and 7% of our consolidated net sales in 2025, 2024 and 2023, respectively. For geographic financial information, please refer to Note 12 in the Notes to our Consolidated Financial Statements.

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

Competition

The Company operates in a highly competitive environment, both in North America and Europe. There is significant competition within each market segment and geography served that creates pricing pressure and the need to continually improve services. The market for the technology products we sell is characterized by rapid changes in technology, user requirements, and competitive pricing. The way software products are distributed and sold is constantly changing, and new methods of distribution and sale may emerge or expand, including direct sales by technology providers to end users, and the introduction of cloud versions of their products. As an IT channel solutions provider, a critical element of our strategic growth plan is to maintain our ability to offer an efficient route to market for emerging and disruptive technology vendors. Additionally, a key element of our strategic growth plan is to capitalize on market changes by implementing new value added services such as cloud support and integration offerings.

In our Distribution segment, we compete with other distributors to become an authorized distributor of products from software developers and vendors. The Company competes to gain distribution rights for new products primarily based on its reputation for successfully bringing new products to market and the strength of and quality of its relationships with software vendors and the reseller community. We also compete against other distributors to gain market share among authorized resellers for products we are authorized to distribute, based on price and level of service. We compete against much larger broad-line distributors with more resources than we have, including Arrow Electronics Inc. (NYSE: ARW), TD Synnex Corporation (NYSE: SNX) and Ingram Micro (NYSE: INGM), as well as specialty distributors. We believe we offer a compelling solution for emerging and disruptive technology vendors seeking to establish the IT channel as a route to market, by offering broad distribution capabilities with more flexibility than some of our larger competitors.

In our Solutions segment, we compete against a large variety of IT solutions providers including e-commerce sites, service organizations, VARs, cloud solution providers and technology providers offering direct solutions. We believe that our ability to offer software developers and IT professionals easy access to a wide selection of desired IT products at reasonable prices with prompt delivery and high customer service levels, along with our good relationships with vendor partners, allows us to compete effectively.

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

As of December 31, 2025, the Company had 412 total employees, including 392 full-time employees. The Company is not a party to any collective bargaining agreements with its employees, has experienced no work stoppages and considers its relationships with its employees to be satisfactory.

The following table shows the Company’s approximate headcount by region:

	North America	Europe
Headcount	250	162

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

Company Information

Our principal executive offices are located at 4 Industrial Way West, Suite 300, Eatontown, NJ 07724, and our telephone number is (732) 389-0932.  We have operations throughout North America and Europe. Our website address is www.climbglobalsolutions.com, and the other web sites maintained by our business include www.climbcs.com, www.greymatter.com and www.dss-edu.com.  Information contained on or accessible through our websites is neither a part of this Annual Report nor incorporated by reference herein, and any references to our website and the inclusion of our website address in this Annual Report are intended to be inactive textual references only.

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

Risks Related to our Business and Industry

We serve customers and have locations throughout the world and are subject to terrorist attacks, acts of war, natural disasters, global pandemic and other similar risks, which could materially adversely affect our business, financial condition, and results of operations. Worldwide economic conditions remain uncertain due to the persistence of inflation, elevated interest rates, market volatility and adverse effects on product demand connected to geopolitical developments including tariff uncertainty, and other disruptions to global and regional economies and markets. Terrorist attacks, acts of war, natural disasters, global pandemics or other disasters or public health concerns in regions of the world where we have operations could result in the disruption of our business. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Specifically, these acts, pandemics, disasters and health concerns can result in increased travel restrictions and extended shutdowns of certain businesses in the region, as well as social, economic, or labor instability. Disruptions in affected regions over a prolonged period could have a material adverse impact on our business and our financial results.

Changes in the information technology industry and/or economic environment may reduce demand for the products and services we sell. Our results of operations are influenced by a variety of factors, including the condition of the IT industry, general economic conditions, seasonal buying by end-users, shifts in demand for, or availability of, computer products and software and IT services and industry introductions of new products, upgrades or methods of distribution. We typically sell to our customers on a purchase order basis, rather than pursuant to long-term contracts or contracts with minimum purchase requirements. Consequently, our sales are subject to demand variability by our customers.  The information technology products industry is characterized by abrupt changes in technology, rapid changes in customer preferences, short product life cycles and evolving industry standards. Net sales can be dependent on demand for specific product categories, and any change in demand for or supply of such products could have a material adverse effect on our net sales, and/or cause us to record write-downs of obsolete inventory, if we fail to react in a timely manner to such changes.

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

If we fail to adequately invest successfully in and introduce digital, artificial intelligence (“AI”), and other technological developments, or our suppliers are not able to continue to offer competitive components and electronic computing solutions, it could materially adversely impact results. Our industry is subject to rapid and significant technological changes, and our ability to meet our customers’ needs and expectations is key to our ability to grow sales and earnings. Our customers and suppliers increasingly expect our platforms to include digital technologies to facilitate distribution of components and electronic computing solutions over time. For example, the ability of customers to access their accounts, place orders, and otherwise interface with us using digital technology is an important aspect of the distribution industry, and distribution companies are rapidly introducing new digital and other technology-driven products and services that aim to offer a better customer experience and reduce costs. If we are unable to maintain and enhance our digital platforms, cloud platforms, and AI-related tools to keep pace with competitors and align with evolving customer and supplier expectations and demands, it could adversely impact our sales revenues and ability to retain existing, and attract new, customers.

We currently incorporate AI technology in certain offerings and in our business operations. AI systems are complex, rapidly changing, and may not operate as intended. Use of AI could lead to unintended consequences, including exposing us to additional risks related to cybersecurity, privacy and data security, such as the risk of increased vulnerability to cybersecurity threats and exposure, impacts to the stability of our operations, the inadvertent disclosure, misuse, or corruption of intellectual property, confidential, personal, or competitively sensitive information that could affect our reputation. Our efforts to expand AI capabilities within our products and internal functions involve risks, costs and operational challenges. Although we aim to design, develop, and deploy AI responsibly and to identify and mitigate associated ethical, legal and technical risks, we may not detect or resolve issues before they occur. AI technologies are complex and rapidly evolving, we face significant competition in the market and from other companies regarding such technologies. Further, the legal and regulatory landscape for AI is rapidly evolving and uncertain, and requirements may differ across jurisdictions. Compliance with new or existing AI-related laws, regulations, or government guidance—including emerging frameworks such as those in the European Union—may impose significant costs, restrict our ability to integrate certain AI capabilities, or expose us to liability. Failures, deficiencies, or misuse of AI technologies could result in regulatory inquiries or actions, litigation or reputational damage, any of which could materially harm our business.

Our sales are also partially dependent on continued innovations in solutions by our suppliers, the competitiveness of our suppliers’ offerings, and our ability to partner with new, emerging and disruptive technology providers. We may have difficulty offering customers solutions that anticipate and respond to rapid and continuing changes in technology and which meet their evolving demands.

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
As a result of significant price competition in the IT industry, our gross margins are low, and we expect them to continue to be low in the future. Increased competition arising from industry consolidation and low demand for certain IT products and services may hinder our ability to maintain or improve our gross margins. These low gross margins magnify the impact of variations in gross billings and operating costs on our operating results. A portion of our operating expenses are relatively fixed, and planned expenditures are based in part on anticipated orders that are forecasted with limited visibility of future demand. As a result, we may not be able to reduce our operating expenses to sufficiently mitigate any further reductions in gross profit or margin in the future. If we cannot proportionately decrease our cost structure in response to competitive price pressures, our business and operating results could suffer.
Our competitors may offer better or different products and services than we offer. In addition, we do not have guaranteed purchasing volume commitments from our customers and, therefore, our sales volume may be volatile.

Our business is substantially dependent on a limited number of customers and vendors, and the loss or any change in the business habits of such key customers or vendors may have a material adverse effect on our financial position and results of operations. Our business experiences customer and vendor concentration from time to time. Because our standing arrangements and agreements with our customers and vendors typically contain no purchase or sale obligations and are terminable by either party upon several months or otherwise relatively short notice, we are subject to significant risks associated with the loss or change at any time in the business habits and financial condition of key customers or vendors. We have experienced the loss and changes in the business habits of key customer and vendor relationships in the past and expect to do so again in the future.

Sales of products purchased from our largest two vendors accounted for 14% of our 2025 purchases and sales from our largest five vendors generated approximately 29% of 2025 purchases. As is the case with many of our vendor and customer relationships, our contractual arrangements with these large vendors are terminable by either party upon short notice. If these contracts or our relationships with these vendors terminate for any reason, or if any of our other significant vendor relationships terminate for any reason, and we are not able to sell or procure a sufficient supply of those products from alternative sources, or at all, our financial position and results of operations would be adversely affected. Our vendors are subject to many if not all of the same (or similar) risks and uncertainties to which we are subject, as well as other risks and uncertainties, and we compete with others for their business. Accordingly, we are at a continual risk of loss of their business on account of a number of factors and forces, many of which are largely beyond our control.

In 2025, our two largest customers accounted for 37% of our net sales and our largest five customers accounted for 55% of our net sales. If any of our significant customer relationships terminate for any reason, and we are not able to replace those customers and associated revenues, our financial position and results of operations would be adversely affected.

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

Failure to adequately maintain the security of our electronic systems and confidential information could materially adversely affect our business, financial condition and results of operations. We are dependent on automated information technology systems to conduct our operations, and privacy, data security and regulatory compliance risks have increased as technology has evolved and as our business and cross-border activities have expanded. In the ordinary course of our business, we collect, process and store confidential information, including personal information relating to our employees and information relating to our partners and clients, much of which is subject to protection under applicable data protection, privacy and cybersecurity laws and regulations. We also routinely share certain of this information with third-party vendors and service providers that support our operations.

The secure transmission and storage of confidential and personal information over public and private networks, including in connection with electronic and cashless payment systems, is critical to our business. Although we did not experience any material cybersecurity breaches in 2025, our systems and those of our third-party vendors may be vulnerable to cybersecurity incidents, including unauthorized access, ransomware, malware, phishing or other attacks, system failures, human error or misconduct. Any failure by us or our vendors to prevent or mitigate such incidents, including a compromise of network security or misappropriation of confidential or personal information, could result in business interruption, loss of data, reputational harm, contractual or other financial obligations, fines, penalties, regulatory investigations or proceedings and private litigation, as well as a loss of confidence by our employees, partners and clients, any of which could have a material adverse effect on our business, financial condition and results of operations.

We rely heavily on our internal information systems, which, if not properly functioning, could materially adversely affect our business. We rely on our information systems to support daily operations and generate timely, accurate, and reliable financial and operational data. We are undergoing projects to streamline and optimize our multiple technology platforms to a consistent technology platform globally. The size and complexity of our information systems make them vulnerable to breakdown, defective software updates from our information-technology vendors, failure to keep software updated and current, and ransomware attacks. Failure to properly or adequately address such issues could impact our ability to perform necessary business operations, which could materially adversely affect our business. Technologies used in or integrated into our operations, such as cloud-based services, AI, and automation, may cause an adverse shift in the way our existing business operations are conducted.

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

We may explore additional growth through acquisitions. We have in the past, pursued, and in the future expect to pursue, acquisitions of businesses and assets in new markets, either within the IT industry, that complement or expand our existing business. As part of our strategic growth plan, we may pursue the acquisition of companies that either complement or expand our existing business. As a result, we regularly evaluate potential acquisition opportunities, which may be material in size and scope. In addition to those risks to which our business and the acquired businesses are generally subject, the acquisition of these businesses gives rise to transactional and transitional risks, and the risk that the anticipated benefits will not be realized. We may incur additional costs and certain redundant expenses in connection with our acquisitions, which may have an adverse impact on our operating margins. Future acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large write-offs, a decrease in future profitability, or future losses.

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

 The Company’s non-U.S. sales represent a significant portion of our revenues, and consequently, the Company is exposed to risks associated with operating internationally. In 2025, 2024 and 2023, approximately 23%, 27% and 26% of the Company’s net sales came from its operations outside the United States, respectively. As a result of the Company’s international sales and locations, its operations are subject to a variety of risks that are specific to international operations, including the following:

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

The terms of our debt arrangement impose restrictions on our ability to operate which in turn could negatively affect our ability to respond to business and market conditions and therefore could have an adverse effect on our business and operating results. As of December 31, 2025, we had approximately $0.2 million outstanding under our term loan with First American Commercial Bancorp and there were no amounts outstanding under our revolving credit agreement with JPMorgan Chase Bank, N.A. The terms of one or more of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our (or our subsidiaries', as applicable) ability to incur additional indebtedness or liens, or enter into certain transactions.

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

Our operations are subject to numerous complex federal, state, provincial, local and foreign laws and regulations in a number of areas, including labor and employment, advertising, e-commerce, tax, trade, import and export requirements, economic and trade sanctions, anti-corruption, data privacy requirements (including those under the European Union General Data Protection Regulation and the California Consumer Privacy Act), anti-competition, environmental and health and safety. Compliance with these requirements may require significant operational changes, and violations may result in investigations, fines, penalties, restrictions on our ability to process personal data, and reputational harm. In addition, privacy and data protection rules, including requirements applicable to cross-border transfers of personal data, are evolving and may be inconsistent across jurisdictions, which can increase compliance costs and the risk of noncompliance. The evaluation of, and compliance with these laws, regulations and similar requirements may be onerous and expensive, and these laws and regulations may have other adverse impacts on our business, results of operations or cash flows. Furthermore, these laws and regulations are evolving and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business, and the risk of noncompliance.

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

Changes to U.S. Tariffs, import and export controls and other trade regulations could adversely affect our business, financial condition and results of operations. We rely on a global ecosystem of software publishers, hardware manufacturers, cloud service providers and other technology partners to market, deliver and support solutions for our customers. The United States has enacted, and may continue to enact or propose, significant tariffs and other trade measures, and the U.S. government may modify key aspects of U.S. trade policy, including the use of tariffs, sanctions, import restrictions and export controls.

Ongoing geopolitical developments and changes in trade policies, treaties and tariffs have created and may continue to create, significant uncertainty regarding the scope, timing and impact of such measures, including with respect to trade between the United States and other countries. These developments, or the perception that they may occur, could increase costs, reduce availability, or extend lead times for the hardware products that we distribute, and could disrupt cross-border service delivery, support or licensing for software and cloud offerings. In addition, tariffs or other trade restrictions could adversely affect our vendors' manufacturing and supply chains, limit our or our vendors' ability to transact with certain counterparties or in certain jurisdictions, reduce customer demand, delay purchasing decisions, or compress margins if increased costs are borne within our distribution ecosystem. Any of these factors could disrupt our operations or relationships with vendors and customers and materially adversely affect our business, financial condition and results of operations.

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

A decline in general economic conditions, a substantial increase in market interest rates, an increase in income tax rates, or the Company’s inability to meet long-term working capital or operating income projections could impact future valuations of the Company’s reporting units, and the Company could be required to record an impairment charge in the future, which could impact the Company’s consolidated balance sheets, as well as the Company’s consolidated statements of operations.

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

We have suspended quarterly dividends and may not resume paying dividends on our Common Stock, which could adversely affect the value of our Common Stock. Beginning with the first quarter of 2026, our Board of Directors determined to suspend quarterly cash dividends in order to preserve financial flexibility and prioritize our capital allocation objectives. Any future declaration and payment of dividends will be determined from time to time by our Board of Directors and will depend on, among other things, our results of operations, cash flows, liquidity, financial condition, capital requirements and other factors the Board of Directors deems relevant. There can be no assurance that we will resume paying dividends in the future. The suspension of dividends, or any future reduction or continued absence of dividends, could cause the market price of our Common Stock to decline and could adversely affect your ability to realize a return on your investment.

Risks related to our Common Stock. The issuance of additional shares of our Common Stock, or securities convertible into or exercisable for shares of our Common Stock, could dilute your ownership interest and could adversely affect the market price of our Common Stock.

Trading volume in our Common Stock may be limited and may fluctuate significantly, and these dynamics may be affected from time to time by our repurchases of our Common Stock. As a result of a potentially limited trading market and public float, the market price of our Common Stock may be more volatile than the overall stock market and the stock prices of other companies with larger public floats. In addition, trading in relatively small volumes of our Common Stock may have a disproportionate effect on its trading price compared to companies with broader public ownership.

Our Common Stock is listed on The Nasdaq Global Market and we are subject to Nasdaq's continued listing requirements, including requirements relating to, among other things, minimum bid price, market value of publicly held shares, public float, number of stockholders, number of market makers and certain financial thresholds. If we fail to satisfy one or more of these requirements, Nasdaq may take steps to delist our Common Stock. If our Common Stock were delisted and we were unable to qualify for listing on The Nasdaq Capital Market, or another national securities exchange, our Common Stock could be quoted on an over-the-counter market, including the OTC Bulletin Board or “pink sheets”. In that event, we could experience significant adverse consequences, including reduced liquidity, fewer market quotations for our securities, increased price volatility and a diminished ability to issue additional securities or obtain financing on acceptable terms, or at all.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Our Company maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. The Board of Directors and senior management devote significant resources to cybersecurity and risk management processes to adapt to the changing cybersecurity landscape and respond to emerging threats in a timely and effective manner.

We regularly assess the threat landscape with a layered cybersecurity strategy based on prevention, detection, and mitigation. Our IT team reviews enterprise risk management-level cybersecurity risks annually. In addition, we have a set of Company-wide policies and procedures concerning cybersecurity matters, such as encryption standards, antivirus protection, remote access, multifactor authentication, confidential information and the use of internet, social media, email, and personal devices. The policies include standards from, among others, the National Institute of Standards and Technology framework, Payment Card Industry Data Security Standards and the Center for Internet Security Standards and are reviewed and approved by appropriate members of management. Employees must be aware of the Company’s security policies and acknowledge their understanding and compliance to each of the policies annually.

The Board of Directors oversees the Company’s cybersecurity risk exposures, with primary oversight responsibility delegated to the Audit Committee. In accordance with its charter, the Audit Committee periodically reviews and discusses with management the Company's cybersecurity and data privacy risks, the policies and procedures implemented to monitor and mitigate those risks, the adequacy of information technology and cybersecurity controls, and reports regarding cybersecurity incidents, assessments and remediation efforts, as appropriate. The Chief Information Officer oversees the IT team and is responsible for developing and implementing our information security program and reporting on cybersecurity matters to the Audit Committee. We view cybersecurity as a shared responsibility, and we periodically perform simulations and tabletop exercises at a management level and incorporate external resources and advisors as needed. All employees are required to complete cybersecurity trainings through online training modules. Our IT team regularly monitors alerts and meets to discuss threat levels, trends and remediation plans as needed. Additionally, we conduct periodic penetration tests to assess our processes and procedures to ensure we have a robust cybersecurity program.

The Company faces risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or overall reputation. Although we will continue to face such risks during our normal course of business, to date, they have not materially affected our business, financial position and results of operations. See “Failure to adequately maintain the security of our electronic and other confidential information could materially adversely affect our financial condition and results of operations” in Item 1A. Risk Factors.

Item 2. Properties

The Company leases approximately 20,000 square feet of space in Eatontown, New Jersey for its corporate headquarters under a lease expiring in April 2027. Total annual rent expense for this premise is approximately $490,000. The Company subleases approximately 7,165 square feet of this space under a sublease expiring in April 2027. Total annual sublease income for this space is approximately $150,000.

The Company also leases 7,044 square feet of office and warehouse space in Millersville, Maryland. The lease term for this facility is set to expire in April 2030. The total annual rent expense is approximately $117,000. The Company also leases satellite offices in Colorado and Wisconsin. The total annual rent expense for the satellite offices is approximately $130,000. The Company also leases office space in the United Kingdom under a lease expiring in April 2038. Total annual rent expense for this premise is approximately $56,000. The Company leases approximately 2,357 square feet of office and warehouse space in Dublin, Ireland pursuant to two separate lease agreements. The office space lease expires in December 2029, while the warehouse lease expires in March 2030. The combined annual rent expense is approximately $130,000.

The Company also owns approximately 5,800 square feet of office and warehouse space in Dublin, Ireland, which was acquired through the acquisition of Data Solutions.

We believe that each of the properties is in good operating condition and that such properties are adequate for the operation of the Company’s business as currently conducted. We also rent smaller satellite offices on a short-term basis.

Item 3. Legal Proceedings

We are involved from time to time in routine legal matters and other claims incidental to our business. There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject, and there are no material proceedings known to be contemplated by government authorities.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our Common Stock trade on The Nasdaq Global Market tier of The Nasdaq Stock Market under the symbol “CLMB”.

Dividends

In each of 2025, 2024 and 2023, we declared dividends totaling $0.68 per share on our Common Stock. Following the end of fiscal year 2025, our Board of Directors determined to suspend quarterly cash dividends on our Common Stock beginning with the first quarter of 2026 in order to preserve financial flexibility and prioritize capital allocation objectives.

The declaration and payment of any future dividends will be at the discretion of our Board of Directors and will depend on, among other things, our future earnings, results of operations, capital requirements, financial condition, contractual restrictions, including the terms of the agreements governing our existing indebtedness and any future indebtedness we may incur, and other factors the Board of Directors may deem relevant. There can be no assurance that we will resume paying cash dividends in the future.

Shareholder Information

As of February 9, 2026, there were approximately 22 record holders of our Common Stock. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by banks, broker or other nominees.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The table below sets forth the share repurchase activity of Common Stock by the Company and its affiliates during the fourth quarter of 2025:

					Maximum
					Number of
			Total Number		Shares That
			of Shares		May Yet Be
	Total		Purchased as		Purchased
	Number		Part of Publicly		Under the
	of Shares	Average	Announced	Average	Plans or
	Purchased	Price Paid	Plans or	Price Paid	Programs
Period	(1)	Per Share	Programs	Per Share	(2)

October 1, 2025 - October 31, 2025	—	$—	—	$—	545,786
November 1, 2025 - November 30, 2025	—	$—	—	$—	545,786
December 1, 2025 - December 31, 2025	—	$—	—	$—	545,786
Total	—	$—	—	$—	545,786

(1)	For the year ended December 31, 2025, we did not repurchase any shares of our Common Stock under our share repurchase plans referred to in footnote (2) below.

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

Performance Graph

The following graph shows a five-year comparison of cumulative total shareholder return on the Company’s Common Stock with the cumulative total return of the S&P MidCap 400 Index and the S&P 500 Computer and Electronics Retail Index for the period commencing December 31, 2020 and ending December 31, 2025, assuming $100 was invested on December 31, 2020 and the reinvestment of dividends. The past performance of our common stock is no indication of future performance.

	Fiscal Years Ended December 31,
	2020	2021	2022	2023	2024	2025
Climb Global Solutions, Inc.	100.00	188.44	172.81	291.98	693.32	565.69
S&P MidCap 400 Index	100.00	124.73	108.37	126.72	144.80	155.64
S&P 500 Computer & Electronics Retail Index	100.00	104.47	86.19	88.15	102.11	83.94

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

We have subsidiaries in the United States, Canada, Netherlands, United Kingdom, Ireland, and Germany through which sales are made.

Factors Influencing Our Financial Results

We derive most of our net sales through the sale of third-party software licenses, maintenance and service agreements. In our Distribution segment, sales are impacted by the number of product lines we distribute, and sales penetration of those products into the reseller channel, product lifecycle competition, and demand characteristics of the products which we are authorized to distribute. In our Solutions segment sales are generally driven by sales force effectiveness and success in providing superior customer service and cloud solutions support, competitive pricing, and flexible payment solutions to our customers. Our sales are also impacted by external factors such as levels of IT spending and customer demand for products we distribute. Our customers evaluate the complex technology landscape in order to balance priorities and focus on products that lead to business optimization, cost management and security risk management, resulting in a more measured approach to their IT spending. We provide security, software and hybrid and cloud offerings to help customers achieve their objectives. Technology trends drive customer purchasing behaviors in the market. Current technology trends are focused on delivering greater flexibility and efficiency, as well as designing and managing IT securely. These trends are driving customer adoption of cloud, AI, software defined architectures and hybrid on-premise and off-premise combinations. Technology trends are likely to evolve as customers prioritize spend that will produce the most important outcomes for their business.

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

Dividend Policy and Share Repurchase Program. Historically we have sought to return value to investors through the payment of quarterly dividends and share repurchases. Total dividends paid and the dollar value of shares repurchased were $3.0 million and $2.0 million for the year ended December 31, 2025, respectively, $3.0 million and $1.6 million for the year ended December 31, 2024, and $3.0 million and $1.7 million for the year ended December 31, 2023, respectively. Following the end of fiscal year 2025, our Board of Directors determined to suspend quarterly cash dividends on our Common Stock beginning with the first quarter of 2026 in order to preserve financial flexibility and prioritize capital allocation objectives. The payment of future dividends and any share repurchases will be at the discretion of our Board of Directors and will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors the Board of Directors deems relevant.

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

Financial Overview

Net sales increased 40%, or $186.9 million, to $652.5 million for the year ended December 31, 2025, compared to $465.6 million for the same period in 2024. Gross profit increased 16%, or $14.2 million, to $105.3 million for the year ended December 31, 2025, compared to $91.1 million for the same period in 2024. Selling, general and administrative (“SG&A”) expenses increased 20%, or $11.1 million, to $67.6 million for the year ended December 31, 2025, compared to $56.5 million for the same period in 2024. Acquisition related costs for the years ended December 31, 2025 and 2024 were $0.8 million and $2.3 million, respectively. Amortization and depreciation expense increased $3.4 million to $7.7 million for the year ended December 31, 2025 compared to $4.3 million for the same period in the prior year. Net income increased 15%, or $2.7 million, to $21.3 million for the year ended December 31, 2025 compared to $18.6 million for the same period in 2024. Income per diluted share increased 14%, or $0.58, to $4.64 for the year ended December 31, 2025 compared to $4.06 for the same period in 2024.

Net sales increased 32%, or $113.6 million, to $465.6 million for the year ended December 31, 2024, compared to $352.0 million for the same period in 2023. Gross profit increased 42%, or $26.9 million, to $91.1 million for the year ended December 31, 2024, compared to $64.2 million for the same period in 2023. SG&A expenses increased 27%, or $12.2 million, to $56.5 million for the year ended December 31, 2024, compared to $44.3 million for the same period in 2023. Acquisition related costs for the years ended December 31, 2024 and 2023 were $2.3 million and $0.6 million, respectively. Amortization and depreciation expense increased $1.5 million to $4.3 million for the year ended December 31, 2024 compared to $2.8 million for the same period in the prior year. Net income increased 51%, or $6.3 million, to $18.6 million for the year ended December 31, 2024 compared to $12.3 million for the same period in 2023. Income per diluted share increased 49%, or $1.34, to $4.06 for the year ended December 31, 2024 compared to $2.72 for the same period in 2023.

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

Foreign Exchange

The Company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. In cases where the Company is not able to create a natural hedge by maintaining offsetting asset and liability amounts in the same currency, it may enter into foreign exchange contracts, typically in the form of forward purchase agreements, to facilitate the hedging of foreign currency exposures to mitigate the impact of changes in foreign currency exchange rates. These contracts generally have terms of no more than two months. The Company does not apply hedge accounting to these contracts and therefore the changes in fair value are recorded in earnings. The Company does not enter into foreign exchange contracts for trading purposes and the risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the Company minimizes by limiting its counterparties to major financial institutions. The Company recognized an unrealized loss of less than $0.1 million on contracts outstanding as of December 31, 2025, which is included in foreign currency transaction loss in the Consolidated Statement of Earnings.

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

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”. This ASU requires entities to disaggregate expense items in the notes to the financial statements and requires disclosure of specified information related to purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The amendments in this ASU are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Companies have the option to apply the guidance either on a retrospective or prospective basis, and early adoption is permitted. The Company is currently evaluating the impact of the ASU on its condensed consolidated financial statements and related disclosures. In January 2025, the FASB issued ASU No. 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This ASU amends the effective date of ASU No. 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU No. 2024-03 is permitted. The Company is currently evaluating the impact the new accounting standard will have on its expense disclosures in the notes to the consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. Upon adoption of this ASU, the Company will disclose specific new categories in its income tax rate reconciliation and provide additional information for reconciling items above a quantitative threshold. The Company will also disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes, and also disaggregated by individual jurisdictions in which income taxes paid were above a threshold. The Company adopted ASU No. 2023-09 on a prospective basis for the fiscal year ending December 31, 2025.

Results of Operations

The following table sets forth for the years indicated the percentage of net sales represented by selected items reflected in the Company’s Consolidated Statements of Earnings. The year-to-year comparison of financial results is not necessarily indicative of future results:

	Year ended
	December 31,
	2025	2024	2023
Net sales	100.0%	100.0%	100.0%
Cost of sales	83.9	80.4	81.7
Gross profit	16.1	19.6	18.3
Selling, general and administrative expenses	10.4	12.1	12.6
Acquisition related costs	0.1	0.5	0.2
Depreciation and amortization expense	1.2	0.9	0.8
Income from operations	4.5	6.0	4.7
Other (expense) income	(0.2)	(0.6)	0.1
Income before income taxes	4.3	5.4	4.8
Income tax provision	1.0	1.4	1.3
Net income	3.3%	4.0%	3.5%

Key Business Metrics

GAAP and Non-GAAP Financial Measures

Our management monitors several financial and non-financial measures and ratios on a regular basis in order to track the progress of our business. We believe that the most important of these measures and ratios include net sales, gross profit and net income, in each case based on information prepared in accordance with US GAAP, as well as certain non-GAAP financial measures and ratios which include adjusted EBITDA and adjusted EBITDA as a percentage of gross profit, or effective margin. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance or financial position that either excludes or includes amounts that are correspondingly not normally excluded or included in the most directly comparable measure calculated and presented in accordance with US GAAP. Our use of non-GAAP information as analytical tools has limitations, and you should not consider them in isolation or as substitutes for analysis of our financial results reported under US GAAP, as these measures used by management may differ from similar measures used by other companies, even when similar terms are used to identify such measures.

	Year ended
	December 31,	December 31,	December 31,
Net income reconciled to adjusted EBITDA (Non-GAAP):	2025	2024	2023

Net income	$21,330	$18,610	$12,323
Provision for income taxes	6,588	6,408	4,458
Depreciation and amortization	7,728	4,269	2,798
Interest expense	293	335	264
EBITDA	35,939	29,622	19,843
Share-based compensation	4,775	4,070	4,148
Acquisition related costs	807	2,311	629
Change in fair value of acquisition contingent consideration	1,374	3,618	—
Adjusted EBITDA	$42,895	$39,621	$24,620

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

	Year ended
	December 31,	December 31,	December 31,
	2025	2024	2023

Net sales	$652,517	$465,607	$352,013

Gross profit	$105,270	$91,080	$64,247
Gross profit - Distribution	$91,891	$78,292	$53,363
Gross profit - Solutions	$13,379	$12,788	$10,884

Non-GAAP Financial Measures:
Adjusted EBITDA (Non-GAAP)	$42,895	$39,621	$24,620

Effective margin % - Adjusted EBITDA (Non-GAAP)	40.7%	43.5%	38.3%

Operational metrics:
Gross billings	$2,105,168	$1,785,302	$1,260,382
Gross billings - Distribution	$2,014,847	$1,695,538	$1,176,866
Gross billings - Solutions	$90,321	$89,764	$83,516

Gross billings margin % - Gross billings	5.0%	5.1%	5.1%

We consider gross profit growth and effective margin to be key metrics in evaluating our business. During the year ended December 31, 2025, gross profit increased 16%, or $14.2 million, to $105.3 million compared to $91.1 million for the same period in 2024 while effective margin decreased 280 basis points to 40.7% compared to 43.5% for the same period in 2024. During the year ended December 31, 2024, gross profit increased 42%, or $26.9 million, to $91.1 million compared to $64.2 million for the same period in 2023 while effective margin increased 520 basis points to 43.5% compared to 38.3% for the same period in 2023.

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

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Net Sales

Net sales for the year ended December 31, 2025 increased 40%, or $186.9 million, to $652.5 million compared to $465.6 million for the same period in 2024.

Gross billings, an operational metric, for the year ended December 31, 2025 increased 18%, or $319.9 million, to $2,105.2 million compared to $1,785.3 million for the same period in 2024.

Net sales in our Distribution segment for the year ended December 31, 2025 increased 42%, or $185.5 million, to $627.4 million compared to $441.9 million for the same period in the prior year. Gross billings for the Distribution segment for the year ended December 31, 2025 increased 19%, or $319.3 million, to $2,014.8 million compared to $1,695.5 million for the same period in 2024. Net sales and gross billings increased due to organic growth at our existing vendor lines and the full year impact of the DSS acquisition that closed in the third quarter of 2024. Gross billings increased at a lesser rate than net sales due to differences in the product mix between the two periods, which positively impacted our net sales by approximately $102.3 million, or 16%.

Net sales in our Solutions segment for the year ended December 31, 2025 increased 6%, or $1.4 million, to $25.1 million compared to $23.7 million for the prior year.  Gross billings for the Solutions segment for the year ended December 31, 2025 increased 1%, or $0.5 million, to $90.3 million compared to $89.8 million for the same period in 2024. Gross billings increased at a lesser rate than net sales due to differences in the product mix between the two periods, which positively impacted our net sales by approximately $1.3 million, or 5%.

During the year ended December 31, 2025, we relied on two key customers for a total of 37% of our total net sales. The major customers accounted for 24% and 13%, respectively, of our total net sales during the year ended December 31, 2025. These same customers accounted for 15% and 8%, respectively, of total net accounts receivable as of December 31, 2025.

Gross Profit

Gross profit for the year ended December 31, 2025 increased 16%, or $14.2 million, to $105.3 million compared to $91.1 million for the same period in 2024.

Distribution segment gross profit for the year ended December 31, 2025 increased 17%, or $13.6 million, to $91.9 million compared to $78.3 million for the same period in 2024. The increase in Distribution segment gross profit resulted primarily from the organic growth at our existing vendor lines and the impact of DSS acquisition, partially offset by higher early pay discounts and other rebates and discounts offered to our customers.

Solutions segment gross profit for the year ended December 31, 2025, increased 5%, or $0.6 million, to $13.4 million compared to $12.8 million for the same period in 2024. This increase was the result of the aforementioned increase in gross billings.

Customer rebates and discounts for the year ended December 31, 2025 were $22.7 million compared to $19.7 million for the same period in the prior year. Customer rebates and discounts vary based on terms of rebate and early pay discount programs offered to customers and timing of payments ultimately received from our customers.

Vendor rebates and discounts for the year ended December 31, 2025, were $17.4 million compared to $6.1 million for the same period in the prior year. Vendor rebates are dependent on programs offered by our vendors and in some cases reaching certain volume targets set by our vendors or meeting certain early payment programs offered by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully. We anticipate that price competition in our market will continue in both of our business segments.

Selling, General and Administrative Expenses

SG&A expenses for the year ended December 31, 2025, increased 20%, or $11.1 million, to $67.6 million, compared to $56.5 million for the same period in the prior year. The increase was primarily driven by higher payroll and related costs consistent with higher gross profit, as well as the impact of the DSS acquisition. SG&A expenses were 3.2% of gross billings, an operational metric, for the year ended December 31, 2025 and 2024, respectively.

The Company expects that its SG&A expenses, as a percentage of gross billings, an operational metric, may vary depending on changes in sales volume, as well as the levels of continuing investments in key growth initiatives. We plan to continue to expand our investment in information technology to support the growth of our business.

Acquisition Related Costs

Acquisition related costs for the years ended December 31, 2025 and 2024 were $0.8 million and $2.3 million, respectively. These expenses in the current year relate to costs incurred in conjunction with our continued acquisition initiatives, while these expenses in the same period the prior year related to the acquisition of DSS.

Foreign Currency Transaction Loss

Foreign currency transaction loss for the year ended December 31, 2025 was $0.7 million compared to a foreign currency transaction loss of $0.3 million for the same period in the prior year. These expenses primarily relate to the change in the value of accounts payable and other monetary assets and liabilities denominated in currencies other than their functional currency between the date of origination and settlement.

Change in Fair Value of Acquisition Contingent Consideration

Change in fair value of acquisition contingent consideration for the year ended December 31, 2025 and 2024 were $1.4 million and $3.6 million, respectively. The change in fair value adjustments in the current year primarily relate to the earnout associated with the DSS acquisition, while the fair value adjustments in the same period the prior year related to the earnouts associated with the Data Solutions acquisition and the acquisition of Spinnakar Limited in August 2022.

 Income Taxes

For the year ended December 31, 2025, the Company recorded a provision for income taxes of $6.6 million, or 23.6% of income before taxes, compared to $6.4 million, or 25.6% of income before taxes for the same period in the prior year.  The effective tax rate for the year ended December 31, 2025 as well as the same period in the prior year are impacted by limitations on the deductibility of certain executive compensation amounts during both periods, as well as the Company’s effective tax rate for both periods were impacted changes in the mix of jurisdictions in which taxable income was earned.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

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

Liquidity and Capital Resources

Our cash and cash equivalents increased by $6.8 million to $36.6 million at December 31, 2025 compared to $29.8 million at December 31, 2024. The increase in cash and cash equivalents was primarily the result of $16.6 million of cash and cash equivalents provided by operating activities, offset by $2.0 million of cash used in other investing activities, $9.1 million of cash used in financing activities and $1.2 million positive impact of foreign exchange rates on cash and cash equivalents.

Net cash provided by operating activities for the year ended December 31, 2025 was $16.6 million, comprised of net income adjusted for non-cash items of $35.8 million offset by changes in operating assets and liabilities of $19.2 million. Net income adjusted for non-cash items primarily driven by higher net income, higher depreciation expense associated with capitalized ERP system, and higher share-based compensation expense. Changes in operating assets and liabilities primarily related to increase in sales volumes and timing of associated cash collections and payments.

Net cash and cash equivalents used in investing activities during the year ended December 31, 2025 was $2.0 million of purchases of fixed assets supporting our ERP project.

Net cash and cash equivalents used in financing activities during the year ended December 31, 2025 was $9.1 million, comprised of payments of contingent considerations of $3.4 million, dividend payments on our Common Stock of $3.1 million, purchases of treasury stock of $2.1 million and repayments of borrowing under term loan of $0.5 million.

On December 3, 2014, the Board of Directors of the Company approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. On February 2, 2017, the Board of Directors approved an increase of 500,000 shares of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. The Company is authorized to purchase 545,786 shares of Common Stock as of December 31, 2025. The Common Stock repurchase program does not have an expiration date.

As of December 31, 2025, we held 673,882 shares of our Common Stock in treasury at an average cost of $22.13 per share. As of December 31, 2024, we held 683,198 shares of our Common Stock in treasury at an average cost of $19.52 per share. We intend to hold the repurchased shares in treasury for general corporate purposes, including issuances under various stock plans.

On May 18, 2023, the Company entered into a revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPM”), providing for a revolving credit facility of up to $50.0 million subject to a borrowing base, including the issuance of letters of credit and swingline loans not to exceed $2.5 million and $5.0 million, respectively, at any time outstanding. In addition, subject to certain conditions enumerated in the Credit Agreement, the Company has the right to increase the revolving credit facility by a total amount not to exceed $20.0 million. The proceeds of the revolving loans, letters of credit and swingline loans under the Credit Agreement may be used for working capital needs, general corporate purposes and for acquisitions permitted by the terms of the Credit Agreement. All outstanding loans issued pursuant to the Credit Agreement become due and payable, on May 18, 2028. There were no amounts outstanding under the Credit Agreement as of December 31, 2025 and 2024.

On April 8, 2022, the Company entered into a $2.1 million term loan (the “Term Loan”) with First American Commercial Bancorp, Inc. pursuant to a Master Loan and Security Agreement. The proceeds from the Term Loan will be used to fund certain capital expenditures. The borrowing under the Term Loan bears interest at a rate of 3.73% per annum and is being repaid over forty-eight monthly installments of principal and interest through April 2026. The Company had $0.2 million and $0.8 million outstanding under the Term Loan as of December 31, 2025 and 2024, respectively.

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

Foreign Exchange

The Company’s foreign business is subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. We are subject to fluctuations primarily in the Canadian Dollar, Euro and British Pound-to-U.S. Dollar exchange rate.

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our market risks relate primarily to changes in interest rates. The interest rates on borrowings under our senior unsecured revolving loan facility and our senior unsecured term loan facility are floating and, therefore, are subject to fluctuations. We manage our exposure to interest rate risk through the proportion of fixed-rate debt and variable-rate debt in our debt portfolio. For additional information on our financial instruments and debt, see Note 13 (Fair Value Measurements), to the accompanying Consolidated Financial Statements in Part II Item 8 of this report.

Based on our floating rate debt outstanding at December 31, 2025 and 2024, a 100 basis point change would have no material impact on our results.

Foreign Currency Risk

We transact business in foreign currencies other than the US Dollar, primarily the British Pound, Euro and the Canadian Dollar, which exposes us to foreign currency exchange rate fluctuations. Revenue and expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. In addition, we are exposed to foreign currency risk due to the translation and remeasurement of the results of certain international operations into U.S. dollars as part of the consolidation process. Fluctuations in foreign currency exchange rates can therefore create volatility in the results of operations and may adversely affect our financial condition.

From time to time, we use foreign exchange forward contracts to hedge a portion of our exposures to changes in currency exchange rates, which result from our global operating activities. We do not use derivative financial instruments for trading or speculative purposes. A hypothetical 10% change in currency exchange rates would not have a material impact on our consolidated financial statements.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

The Company's independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2025, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting.  As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, no such changes to our internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2025.

Item 9B. Other Information

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required hereunder, with the exception of the information relating to the Company’s Code of Ethics and Business Conduct that is presented in Part I under the heading “Available Information,” is incorporated by reference herein from our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A within 120 days of the end of the fiscal year to which this Annual Report relates (the “Definitive Proxy Statement”).

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

3.	Exhibits Required by Regulation S-K, Item 601:

		Incorporated by Reference

Exhibit No.	Description of Exhibit	Form	Exhibit or Annex	Filing Date	File Number

2.1+	Share Purchase Agreement, dated August 18, 2022, by and among the seller listed therein, and Wayside Technology UK Holding Limited.	8-K	2.1	August 18, 2022	000-26408

2.2+	Share Purchase Agreement, dated October 6, 2023, by and among the sellers listed therein, Climb Global Solutions Holdings UK Limited, and the Company, as guarantor.	8-K	2.1	October 10, 2023	000-26408

2.3+	Membership Purchase Agreement, dated July 31, 2024, by and among Climb Global Solutions DSS, LLC, The Douglas Stewart Company, Inc., Robert Bernier and Chuck Hulan.	8-K	2.1	August 6, 2024	000-26408

2.4+	Share Purchase Agreement, dated February 24, 2026, by and among Climb Global Solutions, Inc., Infiterra Holding Limited, Vassilios Zografos and Apostolos Karakaxas.	8-K	2.1	February 24, 2026	000-26408

3.1	Form of Amended and Restated Certificate of Incorporation of the Company.	10-K	3.1	March 11, 2025	000-26408

3.1(a)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.	10-Q	3.1(a)	November 3, 2006	000-26408

3.1(b)	Certificate of Amendment of Restated Certificate of Incorporation of the Company.	8-K	3.1	October 27, 2022	000-26408

3.2	Amended and Restated Bylaws of the Company.	8-K	3.1	December 8, 2022	000-26408

4.1	Specimen of Common Stock Certificate.	S-1	4.1	May 30, 1995 July 7, 1995 July 18, 1995	333-92810

4.3	Description of Securities.	10-K	4.3	March 5, 2024	000-26408

10.1	Credit Agreement, dated May 18, 2023, by and among the Company, Programmer’s Paradise, Inc., Climb Channel Solutions, Inc., Techxtend, Inc., ISP International Software Partners, Inc., Interwork Technologies Inc., Climb Global Solutions Holdings UK LTD, Climb Global Solutions LTD, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	10.1	May 23, 2023	000-26408

10.2	Pledge and Security Agreement, dated May 18, 2023, by and among Climb Global Solutions, Inc., Programmer’s Paradise, Inc., Climb Channel Solutions, Inc., Techxtend, Inc., ISP International Software Partners, Inc., Interwork Technologies Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	10.2	May 23, 2023	000-26408

		Incorporated by Reference

Exhibit No.	Description of Exhibit	Form	Exhibit or Annex	Filing Date	File Number

10.3#	Form of Officer and Director Indemnification Agreement.	10-Q	10.1	May 5, 2017	000-26408

10.4#	2021 Omnibus Incentive Plan.	DEF14A	A	April 16, 2021	000-26408

10.5#	Climb Global Solutions, Inc., Executive Severance and Change in Control Plan.	8-K	10.1	April 20, 2023	000-26408

10.6#	Form of Performance-Based Restricted Award Unit Agreement.	8-K	10.2	April 20, 2023	000-26408

10.7#	Form of Restricted Stock Unit Agreement.	8-K	10.3	April 20, 2023	000-26408

10.8#	Form of Cash-Based Award Agreement.	8-K	10.4	April 20, 2023	000-26408

10.9*	Office Lease Agreement, dated March 4, 2016, by and among Climb Global Solutions, Inc. and The Donato Group, relating to the Company's corporate headquarters located Eatontown, NJ.

10.10*	Office Lease Agreement, dated September 30, 2024, by and among Climb Global Solutions, Inc. and St. John Properties, Inc., relating to an office facility located in Millersville, MD.

10.11*	Office Lease Agreement, dated July 3, 2025, by and among Climb Global Solutions Limited and Rangeley & Company Limited, relating to an office facility located in Ashburton, United Kingdom.

16.1	Letter from BDO USA, P.C. dated March 7, 2024.	8-K	16.1	March 11, 2024	000-26408

19.1*	Climb Global Solutions, Inc. Insider Trading Policy.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of BDO USA, P.C., an Independent Registered Public Accounting Firm.

23.2*	Consent of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm.

31.1*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Dale Foster, the Chief Executive Officer of the Company.

31.2*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Matthew Sullivan, the Chief Financial Officer of the Company.

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Eatontown, New Jersey, on February 27, 2026.

CLIMB GLOBAL SOLUTIONS, INC.

By:	/s/ Dale Foster
Dale Foster, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dale Foster	Chief Executive Officer and Director	February 27, 2026
Dale Foster	(Principal Executive Officer)

/s/ Matthew Sullivan	Chief Financial Officer	February 27, 2026
Matthew Sullivan	(Principal Financial and Accounting Officer)

/s/ John McCarthy	Chairman of the Board of Directors	February 27, 2026
John McCarthy

/s/ Andrew Bryant	Director	February 27, 2026
Andrew Bryant

/s/ Gerri Gold	Director	February 27, 2026
Gerri Gold

/s/ Paul Giovacchini	Director	February 27, 2026
Paul Giovacchini

Items 8 and 15(a)

Climb Global Solutions, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Climb Global Solutions, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Climb Global Solutions, Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 27, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

February 27, 2026

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Climb Global Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Climb Global Solutions, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue Recognition – Determination of Principal versus Agent of Software Products– Refer to Note 2 to the financial statements

Critical Audit Matter Description

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

Given the judgment involved in evaluating the determination of principal versus agent revenue recognition of software products, including evaluation of whether the Company maintained control of the software product, auditing such transactions required a high degree of auditor judgement and an increased level of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s conclusion related to the recognition- determination of principal versus agent of software products included the following, among others:

●	We tested the effectiveness of management’s controls over the determination of principal versus agent consideration for revenue recognition.
●	We evaluated the Company’s revenue recognition policy for arrangements with principal versus agent considerations.
●	We obtained and evaluated a sample of contracts with customers for consistency of application of the Company’s accounting policy of the principal versus agent revenue recognition.
●	We tested the mathematical accuracy of management’s calculation of the revenue adjustments recognized in the financial statements as a result of the principal versus agent relationships.

/s/ Deloitte & Touche LLP

New York, New York

February 27, 2026

We have served as the Company's auditor since 2024.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Climb Global Solutions, Inc.

Eatontown, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”), of Climb Global Solutions, Inc. (the “Company”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Woodbridge, New Jersey

March 5, 2024

Climb Global Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	December 31,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$36,563	$29,778
Accounts receivable, net of allowance for expected credit losses of $669 and $588, respectively	324,345	341,597
Inventory, net	2,502	2,447
Prepaid expenses and other current assets	10,825	6,874
Total current assets	374,235	380,696

Equipment and leasehold improvements, net	13,339	12,853
Goodwill	36,838	34,924
Other intangibles, net	32,228	36,550
Right-of-use assets, net	1,717	1,965
Accounts receivable, net of current portion	1,233	1,174
Other assets	510	824
Deferred income tax assets	133	193
Total assets	$460,233	$469,179
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$336,505	$370,397
Lease liability, current portion	791	654
Term loan, current portion	191	560
Total current liabilities	337,487	371,611

Lease liability, net of current portion	1,216	1,685
Deferred income tax liabilities	4,923	4,723
Term loan, net of current portion	—	191
Non-current liabilities	28	381
Total liabilities	343,654	378,591

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 5,284,500 shares issued: 4,610,618 and 4,601,302 shares outstanding, respectively	53	53
Additional paid-in capital	42,338	37,977
Treasury stock, at cost, 673,882 and 683,198 shares, respectively	(14,909)	(13,337)
Retained earnings	87,039	68,787
Accumulated other comprehensive loss	2,058	(2,892)
Total stockholders’ equity	116,579	90,588
Total liabilities and stockholders' equity	$460,233	$469,179

The accompanying notes are an integral part of the consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Consolidated Statements of Earnings

(Amounts in thousands, except per share amounts)

	Year ended December 31,
	2025	2024	2023

Net sales	$652,517	$465,607	$352,013

Cost of sales	547,247	374,527	287,766

Gross profit	105,270	91,080	64,247

Selling, general, and administrative expenses	67,550	56,508	44,330

Acquisition related costs	807	2,311	629

Depreciation and amortization expense	7,728	4,269	2,798

Income from operations	29,185	27,992	16,490

Other income:

Interest, net	844	917	927

Foreign currency transaction loss	(737)	(273)	(636)

Change in fair value of acquisition contingent consideration	(1,374)	(3,618)	—

Income before provision for income taxes	27,918	25,018	16,781

Provision for income taxes	6,588	6,408	4,458

Net income	$21,330	$18,610	$12,323

Income per common share-Basic	$4.64	$4.06	$2.72

Income per common share-Diluted	$4.64	$4.06	$2.72

Weighted average common shares outstanding — Basic	4,524	4,465	4,401

Weighted average common shares outstanding — Diluted	4,524	4,465	4,401

The accompanying notes are an integral part of the consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	Year ended
	December 31,
	2025	2024	2023

Net income	$21,330	$18,610	$12,323

Other comprehensive income (loss):
Foreign currency translation adjustments	4,950	(2,370)	2,346
Other comprehensive income (loss):	4,950	(2,370)	2,346

Comprehensive income	$26,280	$16,240	$14,669

The accompanying notes are an integral part of the consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	(Loss) Income	Total
Balance at January 1, 2023	5,284,500	53	32,715	806,068	(13,230)	43,904	(2,868)	60,574
Net income	—	—	—	—	—	12,323	—	12,323
Translation adjustment	—	—	—	—	—	—	2,346	2,346
Dividends paid (per common share $0.68)	—	—	—	—	—	(3,012)	—	(3,012)
Share-based compensation expense	—	—	4,246	—	—	—	—	4,246
Restricted stock grants (net of forfeitures)	—	—	(2,314)	(132,526)	2,314	—	—	—
Treasury shares repurchased	—	—	—	37,510	(1,707)	—	—	(1,707)
Balance at December 31, 2023	5,284,500	53	34,647	711,052	(12,623)	53,215	(522)	74,770
Net income	—	—	—	—	—	18,610	—	18,610
Translation adjustment	—	—	—	—	—	—	(2,370)	(2,370)
Dividends paid (per common share $0.68)	—	—	—	—	—	(3,038)	—	(3,038)
Share-based compensation expense	—	—	4,201	—	—	—	—	4,201
Restricted stock grants (net of forfeitures)	—	—	(871)	(49,813)	871	—	—	—
Treasury shares repurchased	—	—	—	21,959	(1,585)	—	—	(1,585)
Balance at December 31, 2024	5,284,500	53	37,977	683,198	(13,337)	68,787	(2,892)	90,588
Net income	—	—	—	—	—	21,330	—	21,330
Translation adjustment	—	—	—	—	—	—	4,950	4,950
Dividends paid (per common share $0.68)	—	—	—	—	—	(3,078)	—	(3,078)
Share-based compensation expense	—	—	4,838	—	—	—	—	4,838
Restricted stock grants (net of forfeitures)	—	—	(477)	(27,360)	477	—	—	—
Treasury shares repurchased	—	—	—	18,044	(2,049)	—	—	(2,049)
Balance at December 31, 2025	5,284,500	$53	$42,338	673,882	$(14,909)	$87,039	$2,058	$116,579

The accompanying notes are an integral part of the consolidated financial statements

Climb Global Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year ended
	December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$21,330	$18,610	$12,323
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization expense	7,728	4,269	2,798
Provision for expected credit losses	110	126	54
Deferred income tax benefit	(105)	(500)	(383)
Share-based compensation expense	4,775	4,070	4,148
Gain on disposal of fixed assets	(5)
Amortization of discount on accounts receivable	(67)	(34)	(50)
Amortization of right-of-use assets	611	439	366
Change in fair value of contingent earn-out consideration	1,374	3,618	—
Changes in operating assets and liabilities:	—
Accounts receivable	25,637	(123,965)	(29,621)
Inventory	114	1,200	3,601
Prepaid expenses and other current assets	(3,905)	(428)	(2,446)
Vendor prepayments	—	—	890
Accounts payable and accrued expenses	(40,224)	126,855	49,674
Lease liability, net	(697)	(415)	(495)
Other assets and liabilities	(73)	(102)	1,264
Net cash and cash equivalents provided by operating activities	16,604	33,743	42,123

Cash flows from investing activities
Purchase of equipment and leasehold improvements	(1,995)	(5,470)	(4,989)
Payment for acquisitions, net of cash acquired	—	(20,958)	(12,678)
Net cash and cash equivalents used in investing activities	(1,995)	(26,428)	(17,667)

Cash flows from financing activities
Purchase of treasury stock	(2,050)	(1,585)	(1,707)
Borrowings under credit facilities	—	—	10,000
Repayments of borrowings under credit facilities	—	(4,243)	(13,074)
Repayments of borrowings under term loan	(560)	(540)	(520)
Dividends paid	(3,078)	(3,038)	(3,012)
Contingent consideration	(3,374)	(3,555)	—
Payments of deferred financing costs	—	—	(637)
Net cash and cash equivalents used in financing activities	(9,062)	(12,961)	(8,950)

Effect of foreign exchange rate on cash and cash equivalents	1,238	(871)	544

Net (decrease) increase in cash and cash equivalents	6,785	(6,517)	16,050
Cash and cash equivalents at beginning of period	29,778	36,295	20,245
Cash and cash equivalents at end of period	$36,563	$29,778	$36,295

Supplementary disclosure of cash flow information:
Income taxes paid	$9,939	$4,070	$5,434
Interest paid	$142	$212	$180

Supplementary disclosure of non-cash investing and financing activities:
Contingent earn-out	$—	$1,725	$2,227

The accompanying notes are an integral part of the consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except share and per share amounts)

Note 1.  Description of Business

Climb Global Solutions, Inc. (together with its subsidiaries, the “Company”), was incorporated in Delaware in 1982.  The Company distributes technology products developed by others to resellers who in turn sell to end customers worldwide. The Company also is a cloud solutions provider and value-added reseller of software, hardware and services to customers worldwide. The Company also operates in Canada, the United Kingdom and other counties within Europe. The Company offers an extensive line of products from leading software vendors and tools for virtualization/cloud computing, security, networking, storage and infrastructure management, application lifecycle management and other technically sophisticated domains as well as computer hardware.

The Company is organized into two reportable operating segments. The “Distribution” segment distributes technical software to corporate resellers, value added resellers (“VARs”), consultants and systems integrators worldwide under the name “Climb Channel Solutions”. The “Solutions” segment is a cloud solutions provider and value-added reseller of software, hardware and services to customers worldwide under the name “Grey Matter”.

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	Year ended
	December 31,
	2025	2024	2023
Numerator:
Net income	$21,330	$18,610	$12,323

Less distributed and undistributed income allocated to participating securities	329	462	323

Net income attributable to common shareholders	21,001	18,148	12,000

Denominator:
Weighted average common shares (Basic)	4,524	4,465	4,401

Weighted average common shares including assumed conversions (Diluted)	4,524	4,465	4,401

Basic net income per share	$4.64	$4.06	$2.72
Diluted net income per share	$4.64	$4.06	$2.72

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

Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiaries have been translated using the end of the reporting period exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period. Cumulative translation adjustments have been classified within accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity in accordance FASB ASC Topic No. 220, “Comprehensive Income”. Foreign currency transaction gains and losses are recorded as income or expenses as amounts are settled.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations in credit risk consist of cash and cash equivalents and accounts receivable.

The Company’s cash and cash equivalents, at times, may exceed federally insured limits. The Company’s cash and cash equivalents are deposited primarily in banking institutions with global operations. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Accounts receivable include amounts due from customers. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of its receivable portfolio and identified customer risks.

Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 2025 and 2024, because of the relative short maturity of these instruments. The Company’s accounts receivable-long-term is discounted to its present value at prevailing market rates at the time of sale which, approximates fair value as of December 31, 2025 and 2024.

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

Software Development Costs

The Company capitalizes certain internal and external costs incurred to acquire or create internal-use software. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of the software. At December 31, 2025 and 2024, the Company had unamortized software development costs of $11.8 million, respectively, which are included in “Equipment and leasehold improvements” in the Company's Consolidated Balance Sheets, all of which relate to an internal-use software project.

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

The Company disaggregates its operating revenue by segment, geography and timing of revenue recognition, which the Company believes provides a meaningful depiction of the nature of its revenue. For additional information, see Note 12 (Industry, Segment and Geographic Information).

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

Generally, software products are sold with accompanying third-party delivered software assurance, which is a product that allows customers to upgrade, at no additional cost, to the latest technology if new capabilities are introduced during the period that the software assurance is in effect. The Company evaluates whether the software assurance is a separate performance obligation by assessing if the third-party delivered software assurance is critical or essential to the core functionality of the software itself. This involves considering if the software provides its original intended functionality to the customer without the updates, if the customer would ascribe a higher value to the upgrades versus the up-front deliverable, if the customer would expect frequent intelligence updates to the software (such as updates that maintain the original functionality), and if the customer chooses to not delay or always install upgrades. If the Company determines that the accompanying third-party delivered software assurance is critical or essential to the core functionality of the software license, the software license and the accompanying third-party delivered software assurance are recognized as a single performance obligation. The value of the product is primarily the accompanying support delivered by a third party and therefore the Company is acting as an agent in these transactions and recognizes them on a net basis at the point the associated software license is delivered to the customer. The Company sells cloud computing solutions that utilize third-party vendors to enable customers to access data center functionality in a cloud-based solution, including storage, computing and networking and access to software in the cloud that enhances office productivity, provides security or assists in collaboration. The Company recognizes revenue for cloud computing solutions for arrangements with one-time invoicing to the customer at the time of invoice on a net basis as the Company is acting as an agent in the transaction. For monthly subscription-based arrangements, the Company is acting as an agent in the transaction and recognizes revenue as it invoices the customer for its monthly usage on a net basis. For software licenses where the accompanying third-party delivered software assurance is not critical or essential to the core functionality, the software assurance is recognized as a separate performance obligation, with the associated revenue recognized on a gross basis at the point the related software license is delivered to the customer.

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

Advertising

Costs related to advertising and product promotion expenditures are charged to "Selling, general and administrative expenses" as incurred and are primarily offset by marketing reimbursements. Net costs related to advertising and promotion expenditures were not material to the Company's Consolidated Financial Statements for any of the periods presented.

Operating Segments

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's operations are classified into two reportable business segments: Distribution and Solutions. For additional information, see Note 12 (Industry, Segment and Geographic Information).

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

Foreign Exchange

The Company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. In cases where the Company is not able to create a natural hedge by maintaining offsetting asset and liability amounts in the same currency, it may enter into foreign exchange contracts, typically in the form of forward purchase agreements, to facilitate the hedging of foreign currency exposures to mitigate the impact of changes in foreign currency exchange rates. These contracts generally have terms of no more than two months. The Company does not apply hedge accounting to these contracts and therefore the changes in fair value are recorded in earnings. The Company does not enter into foreign exchange contracts for trading purposes and the risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the Company minimizes by limiting its counterparties to major financial institutions. The Company recognized an unrealized loss of less than $0.1 million on contracts outstanding as of December 31, 2025

Recently Issued Accounting Pronouncements

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

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”. This ASU requires entities to disaggregate expense items in the notes to the financial statements and requires disclosure of specified information related to purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The amendments in this ASU are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Companies have the option to apply the guidance either on a retrospective or prospective basis, and early adoption is permitted. The Company is currently evaluating the impact of the ASU on its condensed consolidated financial statements and related disclosures. In January 2025, the FASB issued ASU No. 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This ASU amends the effective date of ASU No. 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU No. 2024-03 is permitted. The Company is currently evaluating the impact the new accounting standard will have on its expense disclosures in the notes to the consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “ Income Taxes (Topic 740): Improvements to Income Tax Disclosures ” . Upon adoption of this ASU, the Company will disclose specific new categories in its income tax rate reconciliation and provide additional information for reconciling items above a quantitative threshold. The Company will also disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes, and also disaggregated by individual jurisdictions in which income taxes paid were above a threshold. The Company adopted ASU No. 2023-09 on a prospective basis for the fiscal year ending December 31, 2025.

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

The Company used the income approach to value the intangible assets, representing acquired vendor relationships. The fair value measurements were primarily based on significant inputs that are not observable, which are categorized as a Level 3 measurement in the fair value hierarchy (See Note 13 – Fair Value Measurements). Inputs used to value these intangible assets include the discount rate, projection of all future cash flows, long-term growth rates in revenue and earnings before interest, tax, depreciation and amortization, vendor attrition rates and applicable income tax rates. The excess purchase price recorded to goodwill primarily represents the future economic benefits the Company expects to achieve as a result of combining operations and expanding vendor relationships.

The purchase consideration included approximately $1.7 million fair value for potential earn-out consideration if certain targets were achieved by September 30, 2025, payable in cash. During the year  December 31, 2024, the Company reassessed the earn-out liability and increased the fair value of the earn out liability to approximately $1.9 million, with $0.1 million adjustment recognized within change in fair value of acquisition contingent consideration during the year ended December 31, 2024. The earn-out liability was included in current liabilities as of  December 31, 2024. During the year ended  December 31, 2025, the Company reassessed the earn-out liability with $1.4 million adjustment recognized within change in fair value of acquisition contingent consideration. The ending $3.2 million earn-out was paid in cash during the year ended December 31, 2025 and no liability remains as of December 31, 2025.

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

In connection with the acquisition of Data Solutions on  October 6, 2023, the Company acquired an invoice discounting facility (“IDF”) that was with recourse to the Company (See Note 8 – Credit Facilities). The IDF had no outstanding balance as of  December 31, 2025 and 2024,as the Company terminated the IDF during the year ended December 31, 2024.

During the years ended December 31, 2025, 2024 and 2023, the Company recognized acquisition related costs of $0.8 million, $2.3 million and $0.6 million, respectively. These acquisition related costs are reflected in the accompanying consolidated statements of earnings. The costs incurred during the year ended  December 31, 2025  relate to our continued acquisition initiatives, while the costs incurred during the year ending  December 31, 2024 relate to the DSS acquisition and the costs incurred during the year ended December 31, 2023 relate to the Data Solutions acquisition.

4.  Goodwill and Other Intangible Assets

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations. The following table summarizes the changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2025 and 2024.

	Distribution	Solutions	Consolidated
Balance December 31, 2023	$18,658	$8,524	$27,182
Goodwill acquired	8,401	—	8,401
Translation adjustments	(529)	(130)	(659)
Balance December 31, 2024	$26,530	$8,394	$34,924
Goodwill acquired	—	—	—
Translation adjustments	1,299	615	1,914
Balance December 31, 2025	$27,829	$9,009	$36,838

Information related to the Company’s other intangibles, net is as follows:

	As of December 31, 2025
	Gross	Accumulated	Net
	Carrying Amount	Amortization	Carrying Amount
Customer and vendor relationships	$46,084	$14,195	$31,889
Trade name	517	178	339
Total	$46,601	$14,373	$32,228

	As of December 31, 2024
	Gross	Accumulated	Net
	Carrying Amount	Amortization	Carrying Amount
Customer and vendor relationships	$43,805	$7,603	$36,202
Trade name	481	133	348
Total	$44,286	$7,736	$36,550

Customer relationships are amortized over thirteen years. Vendor relationships are amortized between eight and fifteen years. Trade name is amortized over fifteen years.

The Company recognized total amortization expense for other intangibles, net of $6.0 million, $3.4 million and $2.2 million during the years ended December 31, 2025, 2024 and 2023, respectively.

Estimated future amortization expense of the Company’s other intangibles, net as of December 31, 2025 is as follows:

2026	$5,826
2027	4,232
2028	3,966
2029	3,700
2030	3,700
Thereafter	10,804
Total	$32,228

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

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

	Year ended
	December 31,
	2025	2024	2023
Cash paid for operating lease liabilities	$853	$725	$627
Right-of-use assets obtained in exchange for new operating lease obligations	$1,061	$1,549	$—
Weighted-average remaining lease term (years)	4.9	3.5	3.2
Weighted-average discount rate	6.5%	5.5%	3.6%

Maturities of lease liabilities as of December 31, 2025 were as follows:

2026	$969
2027	559
2028	339
2029	317
2030	88
Thereafter	321
2,593
Less: imputed interest	(586)
Total lease liabilities	$2,007

Lease liabilities, current portion	791
Lease liabilities, net of current portion	1,216
Total lease liabilities	$2,007

6.  Balance Sheet Detail

Equipment and leasehold improvements, net consist of the following:

	December 31,	December 31,
	2025	2024
Equipment	$3,144	$2,951
Capitalized software	13,468	11,821
Buildings	755	668
Leasehold improvements	2,458	2,426
	19,825	17,866
Less accumulated depreciation and amortization	(6,486)	(5,013)
	$13,339	$12,853

Depreciation expense relating to capitalized software, equipment, leasehold improvements and buildings, net was $1.7 million, $0.9 million and $0.6 million during the years ended December 31, 2025, 2024 and 2023, respectively.

Accounts receivable – long term, net consist of the following:

	December 31,	December 31,
	2025	2024
Total amount due from customer	$3,039	$2,459
Less: unamortized discount	(150)	(102)
Less: current portion included in accounts receivable	(1,656)	(1,183)
	$1,233	$1,174

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2025	2024
Trade accounts payable	$309,670	$331,654
Accrued expenses	12,902	17,179
Other accounts payable and accrued expenses	13,933	21,564
	$336,505	$370,397

Accumulated other comprehensive loss consists of the following:

	December 31,	December 31,
	2025	2024
Foreign currency translation adjustments	$4,950	$(2,370)
	$4,950	$(2,370)

7.  Income Taxes

Deferred tax attributes resulting from differences between the tax basis of assets and liabilities and the reported amounts in the Consolidated Balance Sheets are as follows:

	December 31,	December 31,
	2025	2024
Deferred tax assets:
Accruals and reserves	$3,006	$1,563
Deferred rent credit	56	92
Depreciation and amortization	632	635
Total deferred tax assets	3,694	2,290
Deferred tax liabilities:
Accruals and reserves	(1,632)	(965)
Depreciation and amortization	(6,932)	(5,855)
Total deferred tax liabilities	(8,564)	(6,820)
Net deferred tax liabilities	$(4,870)	$(4,530)

The provision for income taxes is as follows:

	Year ended December 31,
	2025	2024	2023
Current:
Federal	$3,226	$4,610	$2,793
State	969	839	676
Foreign	2,498	1,471	1,372
Total current tax expense	6,693	6,920	4,841
Deferred:
Federal	817	28	32
State	19	112	10
Foreign	(941)	(652)	(425)
Total deferred tax expense (benefit)	(105)	(512)	(383)
Total income tax expense (benefit)	$6,588	$6,408	$4,458
Effective Tax Rate	23.6%	25.6%	26.6%

For financial reporting purposes, income before income taxes includes the following components:

	Year ended December 31,
	2025	2024	2023
United States	$21,804	$20,961	$11,990
Foreign	6,114	4,057	4,791
	$27,918	$25,018	$16,781

The table below provides the updated requirements of ASU 2023- 09 for 2024. See  Note 2 (Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements) for additional details on the adoption of ASU 2023- 09.

The reasons for the difference between total tax expense and the amount computed by applying the U.S. statutory federal income tax rate to income before income taxes for the year ended December 31, 2025 are as follows:

	Year ended December 31, 2025
	$	%
Provision for income taxes at U.S. federal statutory rate	$5,863	21.0%
State and local income taxes, net of federal benefit (1)	780	2.8%
Foreign tax effects	274	1.0%
Effects of changes in tax laws or rates enacted in the current period	—	0.0%
Effect of cross-border tax laws:
Foreign derived intangible income ("FDII")	—	0.0%
Other	—	0.0%
Tax credits:
Tax credits	—	0.0%
Non-taxable or non-deductible items:
Stock based compensation	(968)	-3.5%
Executive compensation limitation (IRC 162m)	691	2.5%
Other items	26	0.1%
Uncertain tax positions	—	0.0%
Other items	(78)	-0.3%
Total tax provision and effective tax rate	$6,588	23.6%

(1)	State taxes in California, Florida, Illinois and Pennsylvania made up the majority (greater than 50 percent) of the tax effect in this category.

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

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

The Company has analyzed filing positions in all the federal, state and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal consolidated tax return, its state tax returns, its Canadian tax return and its tax return in the United Kingdom as major tax jurisdictions. As of December 31, 2025, the Company’s 2022 through 2024 Federal tax returns remain open for examination. The Company’s various states and Canadian tax returns are open for examination for the years 2021 through 2024. The Company’s tax return in the United Kingdom is open for examination for the years 2023 and 2024. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company believes that it has appropriate support for the income tax positions it takes and expects to take on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including experience and interpretations of tax law applied to the facts of each matter.

The Company has approximately $11.3 million of undistributed earnings in Canada and $5.3 million of undistributed earnings in the United Kingdom and $2.2 million of undistributed earnings in Ireland, which it continues to reinvest indefinitely, and therefore no withholding taxes related to its repatriation has been recorded.

There was no activity related to the Company’s unrecognized tax benefits during the years ended December 31, 2025, 2024 and 2023.

During the years ended December 31, 2025, 2024 and 2023, the Company incurred interest and penalties of zero, respectively, related to these uncertain tax benefits.

As required by ASU 2023-09, the total cash paid for income taxes by U.S. federal, U.S. state and foreign jurisdictions for the year ended  December 31, 2025 is as follows:

Year ended December 31,
2025
U.S. federal	$6,120

U.S. state	$1,347

Foreign:
United Kingdom	1,202
Ireland	648
Canada	558
Other	64
Foreign Subtotal	$2,472

Total cash paid for income taxes (net of refunds)	$9,939

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

All outstanding loans issued pursuant to the Credit Agreement become due and payable on May 18, 2028. There were no amounts outstanding under the Credit Agreement as of December 31, 2025 and 2024, respectively.

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

As of December 31, 2025 and 2024, the Company had $0.2 million and $0.8 million outstanding under the Term Loan, respectively.

As of December 31, 2025, future principal payments under the Term Loan totaling $0.2 million are all current and due during the subsequent year ending December 31, 2026.

In connection with the acquisition of Data Solutions (See Note 3 – Acquisition), the Company acquired an IDF that was with recourse to the Company. Data Solutions had previously entered into the IDF with AIB Commercial Finance Limited (“AIB”) pursuant to a Debt Purchase Agreement. The Company subsequently terminated the IDF during the year ended December 31, 2024. The proceeds from the IDF were used for working capital needs of Data Solutions. Borrowings under the IDF were based on accounts receivable up to 80% of the outstanding accounts receivable balance. The discount rate under the IDF was equal to 2.5% above AIB’s applicable lending rates that vary based on the currency of the accounts receivable. The IDF had no outstanding balance as of  December 31, 2025 and 2024,as the Company terminated the IDF during the year ended December 31, 2024.

9.  Stockholders’ Equity and Stock-Based Compensation

The 2021 Omnibus Incentive Plan (the “2021 Plan”) authorizes the grant of Stock Options, Restricted Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The 2021 Plan was approved by the Company’s stockholders at the 2021 Annual Meeting in June 2021. The total number of shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) initially available for award under the 2021 Plan was 500,000 shares. As of December 31, 2025, the number of shares of Common Stock available for future award grants to employees, officers and directors under the 2021 Plan is 163,895.

During the year ended December 31, 2025, the Company granted a total of 43,736 shares of Restricted Stock Units to officers, directors and employees. These shares of Restricted Stock Units vest immediately, over time in three equal installments or over time in up to sixteen equal quarterly installments. During the year ended December 31, 2025, 16,376 shares of Restricted Stock were forfeited as a result of officers and employees terminating employment with the Company.

During the year ended December 31, 2024, the Company granted a total of 51,812 shares of Restricted Stock Units to officers, directors and employees. These shares of Restricted Stock Units vest immediately, over time in three equal installments or over time in up to sixteen equal quarterly installments. During the year ended December 31, 2024, 1,999 shares of Restricted Stock were forfeited as a result of officers and employees terminating employment with the Company.

During the year ended December 31, 2023, the Company granted a total of 132,526 shares of Restricted Stock Units to officers, directors and employees. These shares of Restricted Stock Units vest immediately, over time in three equal installments or over time in up to sixteen equal quarterly installments.

There was no options activity during the year ended  December 31, 2025, 2024 and 2023, there were no options outstanding or exercisable at  December 31, 2025, 2024 and 2023, respectively, under the Company’s 2021 Plan.

Under the various plans, options that are cancelled can be reissued. At December 31, 2025, no cancelled options were reserved for future reissuance.

A summary of nonvested shares of Restricted Stock Unit awards outstanding under the Company’s 2021 Plan as of December 31, 2025, 2024 and 2023, and changes during the years ended  December 31, 2025, 2024 and 2023 is as follows:

		Weighted
		Average Grant
		Date
	Shares	Fair Value
Nonvested shares at January 1, 2023	121,059	$24.83
Granted in 2023	132,526	44.99
Vested in 2023	(110,291)	33.92
Forfeited in 2023	—	—
Nonvested shares at December 31, 2023	143,294	$36.48
Granted in 2024	51,812	58.83
Vested in 2024	(78,397)	35.28
Forfeited in 2024	(1,999)	45.33
Nonvested shares at December 31, 2024	114,710	$47.23
Granted in 2025	43,736	93.97
Vested in 2025	(74,037)	49.70
Forfeited in 2025	(16,376)	50.27
Nonvested shares at December 31, 2025	68,033	$73.86

As of December 31, 2025, there was approximately $1.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.5 years.

For the years ended  December 31, 2025, the Company consistently recognized share-based compensation cost of approximately $4.7 million, compared to $4.1 million in the years ended December 31, 2024 and 2023, respectively, which is included in selling, general and administrative expenses.

10.  Defined Contribution Plan

The Company maintains a defined contribution plan covering substantially all employees. Participating employees may make contributions to the plan, through payroll deductions. Matching contributions are made by the Company equal to 50% of the employee’s contribution to the extent such employee contribution did not exceed 8% of their compensation. During the years ended December 31, 2025, 2024 and 2023, the Company expensed approximately $1.1 million, $0.9 million and $0.5 million, respectively, related to this plan.

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

Other

As of December 31, 2025, the Company has no standby letters of credit, has no standby repurchase obligations or other commercial commitments. The Company has a line of credit see Note 8 (Credit Facility). Other than employment agreements and other management compensation arrangements, the Company is not engaged in any other transactions with related parties.

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

	Year ended
	December 31,
	2025	2024	2023
Net Sales:
Distribution	$627,443	$441,940	$325,262
Solutions	25,074	23,667	26,751
	652,517	465,607	352,013
Cost of Sales:
Distribution	$535,552	$363,648	$271,899
Solutions	11,696	10,879	15,867
	547,247	374,527	287,766
Direct Costs:
Distribution	$40,803	$31,888	$22,467
Solutions	6,241	5,455	5,238
	47,044	37,343	27,705
Segment Income: (1)
Distribution	$51,088	$46,404	$30,896
Solutions	7,137	7,333	5,646
Segment Income	58,226	53,737	36,542

General and administrative	$20,506	$19,165	$16,625
Acquisition related costs	807	2,311	629
Depreciation and amortization expense	7,728	4,269	2,798
Interest, net	844	917	927
Foreign currency transaction loss	(737)	(273)	(636)
Change in fair value of acquisition contingent consideration	1,374	3,618	—
Income before taxes	$27,918	$25,018	$16,781

(1)

Excludes general corporate expenses including acquisition related costs, amortization and depreciation expense, interest, foreign currency transaction loss, and change in fair value of acquisition contingent consideration.

	As of	As of
	December 31,	December 31,
Selected Assets by Segment:	2025	2024

Distribution	$375,024	$394,809
Solutions	22,124	21,882
Segment Select Assets	397,148	416,691
Corporate Assets	63,085	52,488
Total Assets	$460,233	$469,179

Geographic areas and net sales mix related to operations for the year ended December 31, 2025 and 2024 were as follows. Net sales is allocated to a geographic area based on the location of the sale, which is generally the customer’s country of domicile.

	Year ended
	December 31, 2025
	Distribution	Solutions	Total
Geography
USA	$494,348	$8,263	$502,611
United Kingdom	67,852	15,253	83,105
Europe	31,275	855	32,130
Canada	33,968	703	34,671
Total net sales	$627,443	$25,074	$652,517

Timing of Revenue Recognition
Transferred at a point in time where the Company is principal (1)	$577,347	$18,150	$595,497
Transferred at a point in time where the Company is agent (2)	50,096	6,924	57,020
Total net sales	$627,443	$25,074	$652,517

	Year ended
	December 31, 2024
	Distribution	Solutions	Total
Geography
USA	$333,197	$8,652	$341,849
United Kingdom	45,808	13,775	59,583
Europe	36,231	114	36,345
Canada	26,704	1,126	27,830
Total net sales	$441,940	$23,667	$465,607

Timing of Revenue Recognition
Transferred at a point in time where the Company is principal (1)	$399,360	$15,847	$415,207
Transferred at a point in time where the Company is agent (2)	42,580	7,820	50,400
Total net sales	$441,940	$23,667	$465,607

	Year ended
	December 31, 2023
	Distribution	Solutions	Total
Geography
USA	$244,261	$15,425	$259,686
United Kingdom	41,641	10,167	51,808
Europe	15,612	—	15,612
Canada	23,748	1,159	24,907
Total net sales	$325,262	$26,751	$352,013

Timing of Revenue Recognition
Transferred at a point in time where the Company is principal (1)	$286,051	$19,853	$305,904
Transferred at a point in time where the Company is agent (2)	39,211	6,898	46,109
Total net sales	$325,262	$26,751	$352,013

(1)	Includes net sales from third-party hardware and software products.

(2)	Includes net sales from third-party maintenance, software support and services.

Geographic identifiable assets related to operations as of December 31, 2025 and 2024 were as follows.

	December 31,	December 31,
Identifiable Assets by Geographic Areas	2025	2024
USA	$266,238	$278,957
United Kingdom	125,191	112,720
Europe	37,031	43,150
Canada	31,773	34,352
Total	$460,233	$469,179

For the year ended December 31, 2025, the Company had two customers that accounted for 24% and 13%, respectively, of consolidated net sales and as of December 31, 2025, 15% and 8%, respectively, of total net accounts receivable. For the year ended December 31, 2025, the Company had no major vendors. These customers and vendors are all in the Company's Distribution segment.

For the year ended December 31, 2024, the Company had three customers that accounted for 18%, 14%, and 11%, respectively, of consolidated net sales and as of December 31, 2024, 12%, 6% and 19%, respectively, of total net accounts receivable. For the year ended December 31, 2024, the Company had one vendor that accounted for 10% of our consolidated purchases. These customers and vendors are all in the Company's Distribution segment.

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

Our top five customers accounted for 55%, 54% and 51% of consolidated net sales for the years ended December 31, 2025, 2024 and 2023, respectively.

13.  Fair Value Measurements

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of December 31, 2025 and 2024, respectively, are as follows:

As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent earn-out	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	As of December 31, 2024
Liabilities:
Contingent earn-out	$—	$—	$5,896	$5,896
Total liabilities	$—	$—	$5,896	$5,896

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

The following table presents the changes in the Company’s level 3 financial instruments measured at fair value on a recurring basis:

Balance December 31, 2023	$4,189
DSS acquisition - contingent earn-out	1,755
Contingent earn-out paid	(3,638)
Change in fair value of acquisition contingent consideration	3,618
Translation adjustments	(28)
Balance December 31, 2024	$5,896
Contingent earn-out paid	(7,240)
Change in fair value of acquisition contingent consideration	1,374
Discount on escrow	(30)
Translation adjustments	—
Balance December 31, 2025	$—

14. Subsequent Events

On February 24, 2026, the Company entered into a Share Purchase Agreement (the “Interworks Purchase Agreement”) and purchased one hundred percent of the issued and outstanding share capital of Interworks Single Member SA (“Interworks”), a Greek société anonyme, from Infiterra Holding Limited, a company incorporated in Cyprus, for an aggregate purchase price of approximately €8.0 million (subject to certain adjustments). Interworks is a Greece-based cloud distributor serving reseller markets across Southeastern Europe, including Greece, Malta, Cyprus, Bulgaria, and other regional markets. Interworks serves over 600 cloud reseller and managed service provider relationships, and carefully selected vendor partners. The Interworks Purchase Agreement contains customary representations, warranties, covenants and indemnities. Due to the timing of the closing of the acquisition subsequent to the end of the reporting period, the acquisition is subject to post-closing adjustments and the purchase price allocation is not yet complete.

Climb Global Solutions, Inc. and Subsidiaries

Schedule II--Valuation and Qualifying Accounts

(Amounts in thousands)

		Charged to
	Beginning	Cost and		Ending
Description	Balance	Expense	Deductions	Balance
Year ended December 31, 2024
Allowance for expected credit losses (1)	$709	$128	$249	$588
Year ended December 31, 2025
Allowance for expected credit losses (1)	$588	$109	$28	$669

(1)	Previously referred to as Allowance for doubtful accounts.