Form 10-Q
period 2026-03-31
Climb Global Solutions, Inc.
filed 2026-04-30
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

(732) 389-0932

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

There were 18,597,200 outstanding shares of common stock, par value $.01 per share (“Common Stock”) as of April 30, 2026.

CLIMB GLOBAL SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2026

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), and are intended to come within the safe harbor protection provided by those sections. The statements, other than statements of historical fact, included in this Quarterly Report are forward-looking statements.  Many of the forward-looking statements contained in this Quarterly Report  may be identified by the use of forward-looking words such as “believes,” “expects,” “intends,” “anticipates,” “plans,” “estimates,” “projects,” “forecasts,” “should,” “could,” “would,” “will,” “confident,” “may,” “can,” “potential,” “possible,” “proposed,” “in process,” “in development,” “opportunity,” “target,” “outlook,” “maintain,” “continue,” “goal,” “aim,” “commit,” or similar expressions or when we discuss our future operating results, priorities, strategy, goals, vision, mission, opportunities, projections, intentions or expectations.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Because these forward-looking statements are subject to risks and uncertainties, actual results could differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, but are not limited to, the continued acceptance of the Company’s distribution channel by vendors and customers, the timely availability and acceptance of new products, product mix, market conditions, competitive pricing pressures, the successful integration of acquisitions, contribution of key vendor relationships and support programs, including vendor rebates and discounts, inflation, import and export tariffs, interest rate risk and impact thereof, as well as factors that affect the software industry in general and other factors generally. We strongly urge current and prospective investors to carefully consider the cautionary statements and risk factors contained in this report and our annual report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2026.

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

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2026	2025

ASSETS
Current assets:
Cash and cash equivalents	$41,775	$36,563
Accounts receivable, net of allowance for expected credit losses of $614 and $669, respectively	306,403	324,345
Inventory, net	4,862	2,502
Prepaid expenses and other current assets	10,494	10,825
Total current assets	363,534	374,235

Equipment and leasehold improvements, net	13,688	13,339
Goodwill	42,016	36,838
Other intangibles, net	36,145	32,228
Right-of-use assets, net	1,539	1,717
Accounts receivable, net of current portion	1,252	1,233
Other assets	526	510
Deferred income tax assets	138	133
Total assets	$458,838	$460,233
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$298,360	$309,670
Accrued expenses and other current liabilities	31,020	26,835
Lease liability, current portion	770	791
Term loan, current portion	—	191
Total current liabilities	330,150	337,487

Lease liability, net of current portion	1,015	1,216
Deferred income tax liabilities	5,983	4,923
Other non-current liabilities	3,260	28
Total liabilities	340,408	343,654

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 40,000,000 shares authorized; 21,138,000 shares issued: 18,468,068 and 18,442,472 shares outstanding, respectively	53	53
Additional paid-in capital	43,326	42,338
Treasury stock, at cost, 2,669,932 and 2,695,528 shares, respectively	(16,031)	(14,909)
Retained earnings	90,373	87,039
Accumulated other comprehensive income	709	2,058
Total stockholders’ equity	118,430	116,579
Total liabilities and stockholders' equity	$458,838	$460,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

(Amounts in thousands, except per share data)

	Three months ended
	March 31,
	2026	2025

Net sales	$182,376	$138,044

Cost of sales	155,876	114,648

Gross profit	26,500	23,396

Selling, general, and administrative expenses	20,332	16,755

Acquisition related costs	301	126

Depreciation and amortization expense	1,983	1,737

Income from operations	3,884	4,778

Other income and (expense):

Interest, net	142	186

Foreign currency transaction gain (loss)	144	(580)

Change in fair value of acquisition contingent consideration	—	(136)

Income before provision for income taxes	4,170	4,248

Provision for income taxes	836	564

Net income	$3,334	$3,684

Income per common share-Basic	$0.18	$0.20

Income per common share-Diluted	$0.18	$0.20

Weighted average common shares outstanding — Basic	18,216	17,988

Weighted average common shares outstanding — Diluted	18,216	17,988

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three months ended
	March 31,
	2026	2025

Net income	$3,334	$3,684

Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,349)	1,553
Other comprehensive (loss) income	(1,349)	1,553

Comprehensive income	$1,985	$5,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
Balance at January 1, 2026	21,138,000	$53	$42,338	2,695,528	$(14,909)	$87,039	$2,058	$116,579
Net income	—	—	—	—	—	3,334	—	3,334
Translation adjustment	—	—	—	—	—	—	(1,349)	(1,349)
Share-based compensation expense	—	—	1,359	—	—	—	—	1,359
Restricted stock unit grants (net of forfeitures)	—	—	(371)	(84,972)	371	—	—	—
Treasury shares repurchased	—	—	—	59,376	(1,493)	—	—	(1,493)
Balance at March 31, 2026	21,138,000	$53	$43,326	2,669,932	$(16,031)	$90,373	$709	$118,430

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
Balance at January 1, 2025	21,138,000	$53	$37,977	2,732,792	$(13,337)	$68,787	$(2,892)	$90,588
Net income	—	—	—	—	—	3,684	—	3,684
Translation adjustment	—	—	—	—	—	—	1,553	1,553
Dividends paid (per common share $0.04)	—	—	—	—	—	(766)	—	(766)
Share-based compensation expense	—	—	1,378	—	—	—	—	1,378
Restricted stock unit grants (net of forfeitures)	—	—	177	40,548	(177)	—	—	—
Treasury shares repurchased	—	—	—	28,440	(883)	—	—	(883)
Balance at March 31, 2025	21,138,000	$53	$39,532	2,801,780	$(14,397)	$71,705	$(1,339)	$95,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three months ended
	March 31,
	2026	2025
Cash flows from operating activities
Net income	$3,334	$3,684
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization expense	1,983	1,737
Provision for doubtful accounts	24	35
Deferred income tax benefit	(134)	(130)
Share-based compensation expense	1,359	1,323
Gain on disposal of fixed assets	—	(5)
Amortization of discount on accounts receivable	(19)	(12)
Amortization of right-of-use assets	164	170
Change in fair value of contingent earn-out consideration	—	136
Changes in operating assets and liabilities:
Accounts receivable	20,788	103,235
Inventory	(2,425)	171
Prepaid expenses and other current assets	1,510	722
Accounts payable and accrued expenses	(12,768)	(102,524)
Lease liability, net	(206)	(195)
Other assets and liabilities	3,216	110
Net cash and cash equivalents provided by operating activities	16,826	8,457

Cash flows from investing activities
Purchases of property and equipment	(478)	(729)
Payment for acquisition, net of cash acquired	(8,228)	—
Net cash and cash equivalents used in investing activities	(8,706)	(729)

Cash flows from financing activities
Purchase of treasury stock	(1,493)	(883)
Borrowings under credit facilities	9,000	—
Repayments of borrowings under credit facilities	(10,079)	—
Repayments of borrowings under term loan	(145)	(138)
Dividends paid	—	(766)
Contingent consideration paid	—	(3,559)
Net cash and cash equivalents used in financing activities	(2,717)	(5,346)

Effect of foreign exchange rate on cash and cash equivalents	(191)	301

Net increase in cash and cash equivalents	5,212	2,683
Cash and cash equivalents at beginning of period	36,563	29,778
Cash and cash equivalents at end of period	$41,775	$32,461

Supplementary disclosure of cash flow information:
Income taxes paid	$462	$384
Interest paid	$52	$32

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2026

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

The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, stock-based compensation, evaluation of performance obligations and allocation of revenue to distinct items, contingencies and litigation. The Company bases its estimates on its historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the opinion of the Company’s management, all adjustments that are of a normal recurring nature, considered necessary for fair statement of the results for the periods presented, have been included in the accompanying condensed consolidated financial statements. The Company’s actual results may differ from these estimates under different assumptions or conditions. The unaudited condensed consolidated statements of earnings for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities Exchange Commission for the fiscal year ended December 31, 2025.

The consolidated financial statements include the accounts of Climb Global Solutions, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Stock Split

On March 20, 2026, the Company completed a four-for-one forward stock split of the Company's issued common stock (the “Stock Split”). Each shareholder as of the record date of March 16, 2026 received three additional shares of common stock for every share held. References made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the Stock Split.

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

3.           Foreign Currency Translation:

Assets and liabilities of the Company’s foreign subsidiaries have been translated using the end of the reporting period exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. Foreign currency transaction gains and losses are recorded as income or expenses as amounts are settled. The net sales from our foreign operations for the three months ended  March 31, 2026 and 2025 were $33.0 million and $31.0 million, respectively.

The Company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. In cases where the Company is not able to create a natural hedge by maintaining offsetting asset and liability amounts in the same currency, it may enter into foreign exchange contracts, typically in the form of forward purchase agreements, to facilitate the hedging of foreign currency exposures to mitigate the impact of changes in foreign currency exchange rates. These contracts generally have terms of no more than two months. The Company does not apply hedge accounting to these contracts and therefore the changes in fair value are recorded in earnings. The Company does not enter into foreign exchange contracts for trading purposes and the risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the Company minimizes by limiting its counterparties to major financial institutions. The Company recognized an unrealized gain of less than $0.1 million on contracts outstanding during the three months ended  March 31, 2026 and 2025, respectively, which is included in foreign currency transaction gain (loss) in the Consolidated Statements of Earnings.

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

Generally, software products are sold with accompanying third-party delivered software assurance, which is a product that allows customers to upgrade, at no additional cost, to the latest technology if new capabilities are introduced during the period that the software assurance is in effect. The Company evaluates whether the software assurance is a separate performance obligation by assessing if the third-party delivered software assurance is critical or essential to the core functionality of the software itself. This involves considering if the software provides its original intended functionality to the customer without the updates, if the customer would ascribe a higher value to the upgrades versus the up-front deliverable, if the customer would expect frequent intelligence updates to the software (such as updates that maintain the original functionality), and if the customer chooses to not delay or always install upgrades. If the Company determines that the accompanying third-party delivered software assurance is critical or essential to the core functionality of the software license, the software license and the accompanying third-party delivered software assurance are recognized as a single performance obligation. The value of the product is primarily the accompanying support delivered by a third party and therefore the Company is acting as an agent in these transactions and recognizes them on a net basis at the point the associated software license is delivered to the customer. The Company sells cloud computing solutions that utilize third-party vendors to enable customers to access data center functionality in a cloud-based solution, including storage, computing and networking and access to software in the cloud that enhances office productivity, provides security or assists in collaboration. The Company recognizes revenue for cloud computing solutions for arrangements with one-time invoicing to the customer at the time of invoice on a net basis as the Company is acting as an agent in the transaction. For monthly subscription-based arrangements, the Company is acting as an agent in the transaction and recognizes revenue as it invoices the customer for its monthly usage on a net basis. For software licenses where the accompanying third-party delivered software assurance is not critical or essential to the core functionality, the software assurance is recognized as a separate performance obligation, with the associated revenue recognized on a gross basis at the point the related software license is delivered to the customer

The Company also sells some of its products and services as part of bundled contract arrangements containing multiple deliverables, which  may include a combination of products and services. For each deliverable that represents a distinct performance obligation, total arrangement consideration is allocated based upon the standalone selling prices (“SSP”) of each performance obligation. SSP is determined based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through established standard prices, we use judgement and estimate the standalone selling price considering available information such as market pricing and pricing related to similar products.

As of December 31, 2025, there was no balance of deferred revenue. During the three months ended March 31, 2026, no revenue was recognized that was included in the balance of deferred revenue as of December 31, 2025. As of March 31, 2026, the balance of deferred revenue was $12.3 million. The deferred revenue balance of $12.3 million as of March 31, 2026, is comprised of $9.1 million in accrued expenses and other current liabilities and $3.2 million in other non-current liabilities. During the three months ended March 31, 2025, no revenue was recognized that was included in the balance of deferred revenue as of December 31, 2024.

The Company pays commissions and related payroll taxes to sales personnel when customers are invoiced. These costs are recorded as selling, general and administrative expenses in the period earned as all our performance obligations are complete within a short window of processing the order.

6.            Acquisition:

On February 24, 2026, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) by and among the Company, Infiterra Holding Limited, a company incorporated in Cyprus (the "Seller"), and purchased the entire share capital of Interworks Single Member SA (“Interworks”), a Greek société anonyme, for an aggregate purchase price of approximately €8.0 million (equivalent to $9.4 million USD), adjusted upwards for $3.5 million in net working capital adjustment resulting in a final purchase consideration $13 million. Interworks is a Greece-based cloud distributor serving reseller markets across Southeastern Europe, including Greece, Malta, Cyprus, Bulgaria, and other regional markets, furthering the Company’s reach into these geographies. The Purchase Agreement contains customary representations, warranties, covenants and indemnities. The acquisition was funded utilizing cash from the Company’s balance sheet.

The financial position and operating results of Interworks is included in the Company's consolidated financial statements from the date of the acquisition. The Company recorded net revenue for Interworks of approximately $0.6 million and net income of approximately $0.1 million during the three months ended March 31, 2026.

The impact of the acquisition’s preliminary purchase price allocations on the Company’s consolidated balance sheet and the acquisition date fair value of the total consideration transferred is depicted in the table below. Due to the timing of the closing of the transaction in the first quarter of 2026, the Company has not yet completed its evaluation and determination of certain assets acquired and liabilities assumed, primarily the final valuation of goodwill and intangible assets; therefore, the final fair value of the assets acquired and liabilities assumed, which will be completed within the measurement period of up to one year from the acquisition date, may vary from the Company’s preliminary estimates:

(in thousands)
Cash	$4,746
Accounts receivable	4,328
Prepaid expenses and other current assets	1,285
Equipment and leasehold improvements, net	398
Other assets	15
Accounts payable and accrued expenses	(6,378)
Other current liabilities	(697)
Non-current liabilities	(1,148)
Deferred tax liability	(1,299)
Intangibles - vendor relationships	5,906
Goodwill	5,818
Net assets	$12,974

(in thousands)
Supplementary information:
Cash paid to sellers	$12,974
Cash acquired in acquisition	(4,746)
Total purchase consideration	$8,228

Intangible assets are comprised of approximately $5.9 million of vendor relationships with a weighted average amortization period of 11 years, representing the expected period of benefits. Goodwill, which was allocated to the Distribution segment, is the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company and assembled workforce. Goodwill recognized as a result of the acquisition is not deductible for income tax purposes.

The Company used the income approach to value the intangible assets, representing acquired vendor relationships. Inputs used to value these intangible assets include the discount rate, projection of all future cash flows, long-term growth rates, vendor attrition rates and applicable income tax rates.

Non-current liabilities are comprised of approximately $1.1 million of loans and credit facilities that were subsequently repaid in full following the acquisition closing and there were no outstanding balances as of March 31, 2026.

Pro Forma Results (unaudited)

The following unaudited pro forma financial information summarizes the results of operations for the three months ended March 31, 2026 and 2025 as if the acquisition of Interworks had been completed as of the beginning of the three months ended March 31, 2026 and 2025, respectively. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisitions and adjustments to reflect income taxes at a rate consistent with the tax rates of the local jurisdictions. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined periods.

	Three months ended
	March 31,
	2026	2025
Net sales	$183,137	$138,826
Net income	$3,407	$3,642

7.            Goodwill and Other Intangible Assets:

The following table summarizes the changes in the carrying amount of goodwill for the three months ended March 31, 2026:

	Distribution	Solutions	Consolidated
Balance December 31, 2025	$27,829	$9,009	$36,838
Goodwill acquired	$5,818	$—	5,818
Translation adjustments	(480)	(160)	(640)
Balance March 31, 2026	$33,167	$8,849	$42,016

Information related to the Company’s other intangibles, net is as follows:

	As of March 31, 2026
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer and vendor relationships	$51,273	$15,452	$35,821
Trade name	507	183	324
Total	$51,780	$15,635	$36,145

	As of December 31, 2025
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer and vendor relationships	$46,084	$14,195	$31,889
Trade name	517	178	339
Total	$46,601	$14,373	$32,228

Customer relationships are amortized over thirteen years. Vendor relationships are amortized between eight and fifteen years. Trade name is amortized over fifteen years.

During the three months ended March 31, 2026 and 2025, the Company recognized total amortization expense for other intangibles, net of $1.5 million and $1.3 million, respectively.

Estimated future amortization expense of the Company’s other intangibles, net as of March 31, 2026 is as follows:

2026 (excluding the three months ended March 31, 2026)	$5,088
2027	4,704
2028	4,444
2029	4,183
2030	4,183
Thereafter	13,543
Total	$36,145

8.            Right-of-use Asset and Lease Liability:

The Company has entered into operating leases for office and warehouse facilities, which have terms at lease commencement that range from 1 year to 11 years. The Company determines if an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets and lease expense for these leases is recognized on a straight-line basis over the lease term.

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

Information related to the Company’s ROU assets and related lease liabilities are as follows:

	Three months ended
	March 31,
	2026	2025
Cash paid for operating lease liabilities	$247	$228
Right-of-use assets obtained in exchange for new operating lease obligations	$—	$—
Weighted-average remaining lease term (years)	4.9	3.3
Weighted-average discount rate	6.6%	5.7%

Maturities of lease liabilities as of March 31, 2026 were as follows:

2026 (excluding the three months ended March 31, 2026)	$718
2027	555
2028	336
2029	313
2030	87
Thereafter	315
2,324
Less: imputed interest	(539)
Total lease liabilities	$1,785

Lease liabilities, current portion	770
Lease liabilities, net of current portion	1,015
Total lease liabilities	$1,785

9.            Fair Value:

The carrying amounts of financial instruments, including cash and cash equivalents, short-term accounts receivable, accounts payable and term loan approximated fair value at March 31, 2026 and  December 31, 2025 because of the relative short maturity of these instruments. The Company’s accounts receivable long-term are discounted to their present value at prevailing market rates at the time of sale.

10.         Balance Sheet Detail:

Equipment and leasehold improvements consist of the following:

	March 31,	December 31,
	2026	2025
Equipment	$3,731	$3,144
Capitalized software	13,691	13,468
Buildings	739	755
Leasehold improvements	2,441	2,458
	20,602	19,825
Less accumulated depreciation and amortization	(6,914)	(6,486)
	$13,688	$13,339

During the three months ended March 31, 2026 and 2025, the Company recorded depreciation and amortization expense of $0.5 million and $0.4 million, respectively.

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

	March 31,	December 31,
	2026	2025
Total amount due from customer	$2,605	$3,039
Less: unamortized discount	(131)	(150)
Less: current portion included in accounts receivable	(1,222)	(1,656)
	$1,252	$1,233

The undiscounted cash flows to be received by the Company relating to these accounts receivable long-term is expected to be $1.3 million, $0.9 million and $0.4 million, respectively, during each of the 12-month periods ending March 31, 2026, 2027 and 2028.

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

All outstanding loans issued pursuant to the Credit Agreement become due and payable, on May 18, 2028. During the three months ended March 31, 2026, borrowing under the Credit Agreement bore interest at a rate of 7.25% per annum. There were no amounts outstanding under the Credit Agreement as of March 31, 2026 and December 31, 2025.

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

On April 8, 2022, the Company entered into a $2.1 million term loan (the “Term Loan”) with First American Commercial Bancorp, Inc. (“First American”) pursuant to a Master Loan and Security Agreement. The proceeds from the Term Loan were used to fund certain capital expenditures. The borrowing under the Term Loan bears interest at a rate of 3.73% per annum and is being repaid over forty-eight monthly installments of principal and interest through March 2026.

At March 31, 2026, there were no amounts outstanding under the Term Loan and there are no future principal payments. At  December 31, 2025, the Company had $0.2 million outstanding under the Term Loan.

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

A reconciliation of the numerators and denominators of the basic and diluted per share, as adjusted for the Stock Split, computations follows:

	Three months ended
	March 31,
	2026	2025
Numerator:
Net income	$3,334	$3,684

Less distributed and undistributed income allocated to participating securities	—	61

Net income attributable to common shareholders	3,334	3,623

Denominator:
Weighted average common shares (Basic)	18,216	17,988

Weighted average common shares including assumed conversions (Diluted)	18,216	17,988

Basic net income per share	$0.18	$0.20
Diluted net income per share	$0.18	$0.20

13.          Major Customers and Vendors:

The Company had no major vendors during the three months ended March 31, 2026, compared to one major vendor that accounted for 13% of total purchases during the three months ended March 31, 2025.

The Company had two major customers that accounted for 26% and 17%, respectively, of its net sales during the three months ended  March 31, 2026, and 26% and 13%, respectively, of its net sales during the three months ended  March 31, 2025. These same customers, respectively, accounted for 13% and 15% of total net accounts receivable as of  March 31, 2026, and 1% and 15% of total net accounts receivable as of  December 31, 2025.

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

During the three months ended March 31, 2026 and 2025, the Company recorded a provision for income taxes of $0.8 million and $0.6 million, respectively. The effective tax rate for the three months ended March 31, 2026 and 2025 was 20.1% and 13.3%, respectively. The change in effective tax rate for the three months ended  March 31, 2026, compared to the same period in the prior year was primarily impacted by changes in the mix of jurisdictions in which taxable income was earned, as well as a discrete item for the recognition of excess tax benefits related to share-based compensation in income tax expense, and limitations on the deductibility of certain executive compensation amounts during both periods. During the three months ended  March 31, 2026, the recognition of excess tax benefit related to share-based compensation in income tax expense resulted in a net tax benefit of $0.4 million, which reduced our effective tax rate by 10.5%. During the three months ended  March 31, 2025, the recognition of excess tax benefit related to share-based compensation in income tax expense resulted in a net tax benefit of $0.5 million, which reduced our effective tax rate by 10.7%.

15.          Stockholders’ Equity and Stock Based Compensation:

The 2021 Omnibus Incentive Plan (the “2021 Plan”) authorizes the grant of Stock Options, Restricted Stock Units, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Bonuses and other equity-based awards. The 2021 Plan was approved by the Company’s stockholders at the 2021 Annual Meeting in June 2021. The total number of shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) initially available for award under the 2021 Plan was 2,000,000 shares, as adjusted for the Stock Split. As of March 31, 2026, the number of shares of Common Stock available for future award grants to employees, officers and directors under the 2021 Plan is 356,540, as adjusted for the Stock Split.

During the three months ended March 31, 2026, the Company granted a total of 88,748 Restricted Stock Units to officers. During the three months ended March 31, 2026, a total of 3,776 Restricted Stock Units were forfeited.

During the three months ended March 31, 2025, the Company granted a total of 7,624 Restricted Stock Units to an officer. During the three months ended March 31, 2025, a total of 48,172 Restricted Stock Units were forfeited.

A summary of nonvested Restricted Stock Unit awards, as adjusted for the Stock Split, outstanding under the 2021 Plan as of March 31, 2026, and changes during the three months then ended is as follows:

		Weighted
		Average Grant
		Date
	Shares	Fair Value
Nonvested shares at January 1, 2026	272,132	$18.47
Granted in 2026	88,748	12.93
Vested in 2026	(162,832)	14.34
Forfeited in 2026	(3,776)	21.24
Nonvested shares at March 31, 2026	194,272	$19.35

As of March 31, 2026, there is approximately $3.3 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.7 years.

During the three months ended March 31, 2026 and 2025, the Company recognized share-based compensation expense of $1.4 million and $1.3 million, respectively.

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

Other

As of  March 31, 2026, the Company has no standby letters of credit, has no standby repurchase obligations or other commercial commitments. The Company has a line of credit see Note 11 (Credit Facility). Other than employment agreements and management compensation arrangements, the Company is not engaged in any other transactions with related parties.

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

	Three months ended
	March 31,
	2026	2025
Net Sales:
Distribution	$177,102	$132,162
Solutions	5,274	5,882
	182,376	138,044
Cost of Sales:
Distribution	$153,746	$111,764
Solutions	2,130	2,884
	155,876	114,648
Direct Costs:
Distribution	$12,836	$9,462
Solutions	1,619	1,470
	14,455	10,932
Segment Income: (1)
Distribution	$10,520	$10,936
Solutions	1,525	1,528
Segment Income	12,045	12,464

General and administrative	$5,877	$5,823
Acquisition related costs	301	126
Depreciation and amortization expense	1,983	1,737
Interest, net	142	186
Foreign currency transaction gain (loss)	144	(580)
Change in fair value of acquisition contingent consideration	—	(136)
Income before taxes	$4,170	$4,248

(1)

Excludes general corporate expenses including acquisition related costs, amortization and depreciation expense, interest, foreign currency transaction (loss) gain, and change in fair value of acquisition contingent consideration.

	As of	As of
	March 31,	December 31,
Selected Assets by Segment:	2026	2025

Distribution	$369,142	$375,024
Solutions	21,537	22,124
Segment Select Assets	390,679	397,148
Corporate Assets	68,159	63,085
Total Assets	$458,838	$460,233

Geographic areas and net sales mix related to operations for the three months ended March 31, 2026 and 2025 were as follows. Revenue is allocated to a geographic area based on the location of the sale, which is generally the customer’s country of domicile.

	Three months ended
	March 31, 2026
	Distribution	Solutions	Total
Geography
USA	$147,826	$1,542	$149,368
United Kingdom	12,069	3,472	15,541
Europe	5,283	70	5,353
Canada	11,924	190	12,114
Total net sales	$177,102	$5,274	$182,376

Timing of Revenue Recognition
Transferred at a point in time where the Company is principal (1)	$168,106	$3,550	$171,656
Transferred at a point in time where the Company is agent (2)	8,996	1,724	10,720
Total net sales	$177,102	$5,274	$182,376

	Three months ended
	March 31, 2025
	Distribution	Solutions	Total
Geography
USA	$105,088	$1,954	$107,042
United Kingdom	13,836	3,707	17,543
Europe	4,758	72	4,830
Canada	8,480	149	8,629
Total net sales	$132,162	$5,882	$138,044

Timing of Revenue Recognition
Transferred at a point in time where the Company is principal (1)	$118,988	$4,299	$123,287
Transferred at a point in time where the Company is agent (2)	13,174	1,583	14,757
Total net sales	$132,162	$5,882	$138,044

(1)	Includes net sales from third-party hardware and software products.

(2)	Includes net sales from third-party maintenance, software support and services.

Geographic identifiable assets related to operations as of  March 31, 2026 and  December 31, 2025 were as follows.

	March 31,	December 31,
Identifiable Assets by Geographic Areas	2026	2025
USA	$281,657	$266,238
United Kingdom	$86,184	$125,191
Europe	49,125	37,031
Canada	41,872	31,773
Total	$458,838	$460,233

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This following information should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K filed with the SEC on for the fiscal year ended December 31, 2025.  In addition to historical information, the following discussion contains certain forward-looking information.  See “Cautionary Note Regarding Forward-Looking Statements” above for certain information concerning -forward-looking statements.

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

We have subsidiaries in the United States, Canada, Netherlands, United Kingdom, Ireland, Germany, and Greece through which sales are made.

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

Dividend Policy and Share Repurchase Program. Historically we have sought to return value to investors through the payment of quarterly dividends and share repurchases. Total dividends paid and the dollar value of the shares repurchased were $0.0 million and $1.5 million, for the three months ended March 31, 2026 and 2025, respectively, and $0.8 million and $0.9 million, for the three months ended March 31, 2025, respectively. Following the end of fiscal year 2025, our Board of Directors determined to suspend quarterly cash dividends on our Common Stock beginning with the first quarter of 2026 in order to preserve financial flexibility and prioritize capital allocation objectives. The payment of future dividends and any share repurchases will be at the discretion of our Board of Directors and will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors the Board of Directors deems relevant.

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

Financial Overview

Net sales increased 32%, or $44.4 million, to $182.4 million for the three months ended March 31, 2026 compared to $138.0 million for the same period in the prior year. Gross profit increased 13%, or $3.1 million, to $26.5 million for the three months ended March 31, 2026, compared to $23.4 million for the same period in the prior year. Selling, general and administrative (“SG&A”) expenses increased 21%, or $3.5 million, to $20.3 million for the three months ended March 31, 2026 compared to $16.8 million for the same period in the prior year. Depreciation and amortization expense increased 18%, or $0.3 million, to $2.0 million for the three months ended March 31, 2026 compared to $1.7 million for the same period in the prior year. Net income decreased 10%, or $0.4 million, to $3.3 million for the three months ended March 31, 2026 compared to $3.7 million for the same period in the prior year. Diluted income per share decreased 10%, or $0.02 to $0.18 for the three months ended March 31, 2026 compared to $0.20 for the same period in the prior year.

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

Foreign Exchange

The Company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. In cases where the Company is not able to create a natural hedge by maintaining offsetting asset and liability amounts in the same currency, it may enter into foreign exchange contracts, typically in the form of forward purchase agreements, to facilitate the hedging of foreign currency exposures to mitigate the impact of changes in foreign currency exchange rates. These contracts generally have terms of no more than two months. The Company does not apply hedge accounting to these contracts and therefore the changes in fair value are recorded in earnings. The Company does not enter into foreign exchange contracts for trading purposes and the risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the Company minimizes by limiting its counterparties to major financial institutions. The Company recognized an unrealized gain of less than $0.1 million on contracts outstanding during the three months ended March 31, 2026 and 2025, respectively, which is included in foreign currency transaction loss in the Consolidated Statements of Earnings.

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Three months ended
	March 31,
	2026	2025
Net sales	100.0%	100.0%
Cost of sales	85.5	83.1
Gross profit	14.5	16.9
Selling, general and administrative expenses	11.1	12.1
Acquisition related costs	0.2	0.1
Depreciation and amortization expense	1.1	1.3
Income from operations	2.1	3.5
Other income	0.2	(0.3)
Income before income taxes	2.3	3.1
Income tax provision	0.5	0.4
Net income	1.8%	2.7%

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

	Three months ended
	March 31,	March 31,
Net income reconciled to adjusted EBITDA (Non-GAAP):	2026	2025

Net income	$3,334	$3,684
Provision for income taxes	836	564
Depreciation and amortization	1,983	1,737
Interest expense	100	69
EBITDA	6,253	6,054
Share-based compensation	1,359	1,323
Acquisition related costs	301	126
Change in fair value of acquisition contingent consideration	—	136
Adjusted EBITDA	$7,913	$7,639

We define adjusted EBITDA, as net income, plus provision for income taxes, depreciation, amortization, share-based compensation, interest expense, acquisition related costs and changes in the fair value of contingent considerations. We define effective margin as adjusted EBITDA as a percentage of gross profit. We provided a reconciliation of adjusted EBITDA to net income, which is the most directly comparable U.S. GAAP measure. We use adjusted EBITDA as a supplemental measure of our performance to gain insight into our businesses profitability, operating performance and performance trends, and to provide management and investors a useful measure for period-to-period comparisons by excluding items that management believes are not reflective of our underlying operating performance. Accordingly, we believe that Adjusted EBITDA and effective margin provide useful information to investors and others in understanding and evaluating our operating results. Adjusted EBITDA is also a component to our financial covenants in our credit facility. Our use of adjusted EBITDA has limitations, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. In addition, other companies, including companies in our industry, might calculate adjusted EBITDA, or similarly titled measures differently, which may reduce their usefulness as comparative measures.

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

	Three months ended
	March 31,	March 31,
	2026	2025

Net sales	$182,376	$138,044

Gross profit	$26,500	$23,396
Gross profit - Distribution	$23,356	$20,398
Gross profit - Solutions	$3,144	$2,998

Non-GAAP Financial Measures:
Adjusted EBITDA (Non-GAAP)	$7,913	$7,639

Effective margin % - Adjusted EBITDA (Non-GAAP)	29.9%	32.7%

Operational Metrics:
Gross billings	$542,828	$474,596
Gross billings - Distribution	$520,934	$453,575
Gross billings - Solutions	$21,894	$21,021

Gross billings margin % - Gross billings	4.9%	4.9%

We consider gross profit growth and effective margin to be key metrics in evaluating our business. During the three months ended March 31, 2026, gross profit increased 13%, or $3.1 million, to $26.5 million compared to $23.4 million for the same period in the prior year, while effective margin decreased to 29.9% compared to 32.7% for the same period in the prior year.

Acquisitions

On February 24, 2026, we completed the acquisition of Interworks for an aggregate purchase price of approximately €8.0 million (equivalent to $9.4 million USD), adjusted upwards for $3.5 million in net working capital adjustment resulting in a final purchase consideration $13 million. The operating results of Interworks are included in our operating results from the date of acquisition within our Distribution segment.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Net Sales and Gross Billings

Net sales for the three months ended March 31, 2026 increased 32%, or $44.4 million, to $182.4 million compared to $138.0 million for the same period in the prior year. Gross billings, an operational metric, for the three months ended March 31, 2026 increased 14%, or $68.2 million, to $542.8 million compared to $474.6 million for the same period in the prior year. Net sales and gross billings both increased due to organic growth from our existing vendor partnerships. Gross billings increased at a lesser rate than net sales due to differences in the product mix between the two periods. During the three months ended March 31, 2026, gross billings included a greater percentage of hardware and software products, which are recorded on a gross basis, while during the three months ended March 31, 2025, gross billings included a greater percentage of security, maintenance and cloud products, which are recorded net of related cost of sales.

Distribution segment net sales for the three months ended March 31, 2026 increased 34%, or $44.9 million, to $177.1 million compared to $132.2 million for the same period in the prior year. Gross billings for the Distribution segment for the three months ended March 31, 2026 increased 15%, or $67.3 million, to $520.9 million compared to $453.6 million for the same period in the prior year. Net sales increased organically at a greater rate than gross billings increased due to the impact of hardware and software sales recognized during the current period, which are recorded on a gross basis.

Solutions segment net sales for the three months ended March 31, 2026, decreased 10%, or $0.6 million, to $5.3 million compared to $5.9 million for the same period in the prior year. Gross billings for the Solutions segment for the three months ended March 31, 2026 increased 4%, or $0.9 million, to $21.9 million compared to $21.0 million for the same period in the prior year. Net sales decreased despite the increase in gross billings due to differences in the product mix between the two periods in our Solution segment.

The Company had two major customers that accounted for 26% and 17%, respectively, of its total net sales during the three months ended March 31, 2026 and 26% and 13%, respectively, of its total net sales during the three months ended March 31, 2025. The Company had no major vendors during the three months ended March 31, 2026, compared to one major vendor that accounted for 13% of total purchases during the three months ended March 31, 2025.

Gross Profit

Gross profit for the three months ended March 31, 2026 increased 13%, or $3.1 million, to $26.5 million compared to $23.4 million for the same period in the prior year. Gross profit increased due to organic growth from our existing vendor partnerships.

Distribution segment gross profit for the three months ended March 31, 2026 increased 15%, or $3.0 million, to $23.4 million compared to $20.4 million for the same period in the prior year. The increase reflects the previously noted organic growth from existing vendor partnerships, partially offset by higher other rebates and discounts offered to our customers as a percentage of gross billings.

Solutions segment gross profit for the three months ended March 31, 2026 increased 5%, or $0.1 million, to $3.1 million compared to $3.0 million for the same period in the prior year. This increase was driven by higher gross profit margins generated in both North American and Europe.

Customer rebates and discounts for the three months ended March 31, 2026 were $6.8 million compared to $4.6 million for the same period in the prior year. Customer rebates and discounts vary based on terms of rebate and early pay discount programs offered to customers and timing of payments ultimately received from our customers.

Vendor rebates and discounts for the three months ended March 31, 2026 were $2.3 million compared to $4.7 million for the same period in the prior year. Vendor rebates are dependent on programs offered by our vendors and in some cases reaching certain volume targets set by our vendors or meeting certain early payment programs offered by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended March 31, 2026 increased 21%, or $3.5 million, to $20.3 million compared to $16.8 million for the same period in the prior year. This increase was primarily due to an increase in salaries, commissions and other employee related expenses in support of the increased gross profit, as well as one-time investments to drive organic growth from new vendors and in the Company's infrastructure to support long-term growth initiatives. SG&A expenses were 3.7% of gross billings for the three months ended March 31, 2026, compared to 3.5% for the same period in the prior year. The Company expects that its SG&A expenses, as a percentage of gross billings, may vary depending on changes in sales volume, as well as the levels of continuing investments to drive future growth.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2026, increased 18%, or $0.3 million, to $2.0 million compared to $1.7 million for the same period in the prior year, primarily due to increased amortization for a vendor relationship acquired through a prior year acquisition. The Company received notice of termination of its distribution agreement from this vendor during the first quarter of 2025 and therefore changed the amortization life of the intangible asset to a shorter period to reflect the expected period of benefits.

Acquisition Related Costs

Acquisition related costs for the three months ended March 31, 2026 and 2025 were $0.3 million and $0.1 million, respectively. These expenses in the current period relate to costs incurred with the acquisition of Interworks, while these expenses in the same period in the prior year relate to a previously completed acquisition.

Income Taxes

We compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from operations before income taxes, except for significant unusual or infrequently occurring items and discrete items. As a result, our estimated tax rate is adjusted each quarter. For the three months ended March 31, 2026 and 2025, the Company recorded a provision for income taxes of $0.8 million and $0.6 million, respectively. The effective tax rate for the three months ended March 31, 2026 and 2025 was 20.1% and 13.3%, respectively. The effective tax rate for the three months ended March 31, 2026 compared to the same period in the prior year was primarily impacted by changes in the mix of jurisdictions in which taxable income was earned, as well as a discrete item for the recognition of excess tax benefits related to share-based compensation in income tax expense, and limitations on the deductibility of certain executive compensation amounts during both periods. The recognition of excess tax benefit related to share-based compensation in income tax expense resulted in a net tax benefit of $0.4 million, which reduced our effective tax rate by 10.5% during the three months ended March 31, 2026. The recognition of excess tax benefit related to share-based compensation in income tax expense resulted in a net tax benefit of $0.5 million, which reduced our effective tax rate by 10.7% during the three months ended March 31, 2025.

Liquidity and Capital Resources

Our cash and cash equivalents as of March 31, 2026 increased 14%, or $5.2 million, to $41.8 million compared to $36.6 million as of December 31, 2025.

Net cash and cash equivalents provided by operating activities for the three months ended March 31, 2026 was $16.9 million, comprised primarily of net income adjusted for non-cash items of $6.7 million, partially offset by changes in operating assets and liabilities of $10.2 million.

Net cash and cash equivalents used in investing activities during the three months ended March 31, 2026 was $8.7 million, comprised primarily of the payment for the Interworks acquisition.

Net cash and cash equivalents used in financing activities during the three months ended March 31, 2026 was $2.8 million, comprised of repayments under credit facilities of $10.1 million, purchases of treasury stock of $1.5 million, and repayments of borrowings under term loan of $0.2 million, partially offset by borrowings under credit facilities of $9.0 million. The Company had a short-term operating need during the three months ended March 31, 2026, that resulted in $9.0 million of borrowings under credit facilities, which was subsequently repaid in full during the three months ended March 31, 2026.

On May 18, 2023, the Company entered into a revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPM”), providing for a revolving credit facility of up to $50.0 million, including the issuance of letters of credit and swingline loans not to exceed $2.5 million and $5.0 million, respectively, at any time outstanding. In addition, subject to certain conditions enumerated in the Credit Agreement, the Company has the right to increase the revolving credit facility by a total amount not to exceed $20.0 million. The proceeds of the revolving loans, letters of credit and swingline loans under the Credit Agreement may be used for working capital needs, general corporate purposes and for acquisitions permitted by the terms of the Credit Agreement. All outstanding loans issued pursuant to the Credit Agreement become due and payable, on May 18, 2028. There were no amounts outstanding under the Credit Agreement as of March 31, 2026.

On April 8, 2022, the Company entered into a $2.1 million term loan (the “Term Loan”) with First American Commercial Bancorp, Inc. (“First American”) pursuant to a Master Loan and Security Agreement. The proceeds from the Term Loan was used to fund certain capital expenditures. The borrowing under the Term Loan bears interest at a rate of 3.73% per annum and is being repaid over forty-eight monthly installments of principal and interest through March 2026.  As of March 31, 2026, the Company had no amounts outstanding under the Term Loan.

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

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934, as amended.

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

As described above, on February 24, 2026, we completed the acquisition of Interworks. SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from date of acquisition. We are in the process of integrating Interworks operations within our internal control structure. In executing this integration, we are analyzing, evaluating, and where necessary, making changes in controls and procedures related to the Interworks business. Accordingly, management has excluded controls relating to Interworks in this quarter’s evaluation of disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting. Except for the acquisition described above, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the three months ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the risks described in "Item 1A. Risk Factors" in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the repurchase of Common Stock, as adjusted for the Stock Split, by the Company and its affiliated purchasers during the first quarter of 2026.

ISSUER PURCHASE OF EQUITY SECURITIES

					Maximum
					Number of
			Total Number		Shares That
			of Shares		May Yet Be
	Total		Purchased as		Purchased
	Number		Part of Publicly		Under the
	of Shares	Average	Announced	Average	Plans or
	Purchased	Price Paid	Plans or	Price Paid	Programs
Period	(1)	Per Share	Programs	Per Share	(2)

January 1, 2026 - January 31, 2026	—	$—	—	$—	2,183,144
February 1, 2026 - February 28, 2026	—	$—	—	$—	2,183,144
March 1, 2026 - March 31, 2026	—	$—	—	$—	2,183,144
Total	—	$—	—	$—	2,183,144

(1)

Does not include 59,376 shares surrendered, or deemed surrendered, to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued Restricted Stock Units.

(2)	For the quarter ended March 31, 2026, we did not repurchase any shares of our Common Stock under our share repurchase plans referred to in footnote (3) below.

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

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

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

101

The following financial information from Climb Global Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed with the SEC on April 30, 2026, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Stockholders’ Equity, (4) Condensed Consolidated Statements of Comprehensive Income, (5) Condensed Consolidated Statements of Cash Flows, and (6) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

CLIMB GLOBAL SOLUTIONS, INC

April 30, 2026	By:	/s/ Dale Foster
Date		Dale Foster, Chief Executive Officer (Principal Executive Officer)

April 30, 2026	By:	/s/ Matthew Sullivan
Date		Matthew Sullivan, Chief Financial Officer (Principal Financial and Accounting Officer)