Form 10-Q
period 2026-06-30
Climb Global Solutions, Inc.
filed 2026-07-30
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

There were 18,660,639 outstanding shares of common stock, par value $.01 per share (“Common Stock”) as of July 30, 2026.

CLIMB GLOBAL SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2026

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

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2026	2025

ASSETS
Current assets:
Cash and cash equivalents	$56,563	$36,563
Accounts receivable, net of allowance for expected credit losses of $652 and $669, respectively	295,258	324,345
Inventory, net	4,579	2,502
Prepaid expenses and other current assets	12,639	10,825
Total current assets	369,039	374,235

Equipment and leasehold improvements, net	13,647	13,339
Goodwill	41,946	36,838
Other intangibles, net	34,520	32,228
Right-of-use assets, net	1,849	1,717
Accounts receivable, net of current portion	857	1,233
Other assets	492	510
Deferred income tax assets	148	133
Total assets	$462,498	$460,233
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$292,157	$309,670
Accrued expenses and other current liabilities	35,060	26,835
Lease liability, current portion	683	791
Term loan, current portion	—	191
Total current liabilities	327,900	337,487

Lease liability, net of current portion	1,368	1,216
Deferred income tax liabilities	5,741	4,923
Other non-current liabilities	2,497	28
Total liabilities	337,506	343,654

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 40,000,000 shares authorized; 21,138,000 shares issued: 18,660,639 and 18,442,472 shares outstanding, respectively	211	53
Additional paid-in capital	43,854	42,338
Treasury stock, at cost, 2,477,361 and 2,695,528 shares, respectively	(15,287)	(14,909)
Retained earnings	95,893	87,039
Accumulated other comprehensive income	321	2,058
Total stockholders’ equity	124,992	116,579
Total liabilities and stockholders' equity	$462,498	$460,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

(Amounts in thousands, except per share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2026	2025	2026	2025

Net sales	$356,585	$297,328	$174,209	$159,284

Cost of sales	299,929	247,624	144,052	132,976

Gross profit	56,656	49,704	30,157	26,308

Selling, general, and administrative expenses	41,001	33,112	20,668	16,357

Acquisition related costs	319	139	19	13

Depreciation and amortization expense	4,063	3,720	2,080	1,982

Income from operations	11,273	12,733	7,390	7,956

Other income and (expense):

Interest, net	418	337	275	151

Foreign currency transaction gain (loss)	24	(567)	(120)	14

Change in fair value of acquisition contingent consideration	—	(515)	—	(379)

Income before provision for income taxes	11,715	11,988	7,545	7,742

Provision for income taxes	2,861	2,338	2,025	1,774

Net income	$8,854	$9,650	$5,520	$5,968

Income per common share-Basic	$0.48	$0.53	$0.30	$0.33

Income per common share-Diluted	$0.48	$0.53	$0.30	$0.33

Weighted average common shares outstanding — Basic	18,256	18,036	18,296	18,084

Weighted average common shares outstanding — Diluted	18,256	18,036	18,296	18,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Six months ended		Three months ended
	June 30,		June 30,
	2026	2025	2026	2025

Net income	$8,854	$9,650	$5,520	$5,968

Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,737)	5,335	(388)	3,782
Other comprehensive (loss) income	(1,737)	5,335	(388)	3,782

Comprehensive income	$7,117	$14,985	$5,132	$9,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
Balance at January 1, 2026	21,138,000	$53	$42,338	2,695,528	$(14,909)	$87,039	$2,058	$116,579
Net income	—	—	—	—	—	3,334	—	3,334
Translation adjustment	—	—	—	—	—	—	(1,349)	(1,349)
Share-based compensation expense	—	—	1,359	—	—	—	—	1,359
Restricted stock unit grants (net of forfeitures)	—	—	(371)	(84,972)	371	—	—	—
Treasury shares repurchased	—	—	—	59,376	(1,493)	—	—	(1,493)
Balance at March 31, 2026	21,138,000	$53	$43,326	2,669,932	$(16,031)	$90,373	$709	$118,430
Net income	—	—	—	—	—	5,520	—	5,520
Translation adjustment	—	—	—	—	—	—	(388)	(388)
Share-based compensation expense	—	—	1,576	—	—	—	—	1,576
Restricted stock unit grants (net of forfeitures)	—	158	(1,048)	(200,192)	890	—	—	—
Treasury shares repurchased	—	—	—	7,621	(146)	—	—	(146)
Balance at June 30, 2026	21,138,000	$211	$43,854	2,477,361	$(15,287)	$95,893	$321	$124,992

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
Balance at January 1, 2025	21,138,000	$53	$37,977	2,732,792	$(13,337)	$68,787	$(2,892)	$90,588
Net income	—	—	—	—	—	3,684	—	3,684
Translation adjustment	—	—	—	—	—	—	1,553	1,553
Dividends paid (per common share $0.04)	—	—	—	—	—	(766)	—	(766)
Share-based compensation expense	—	—	1,378	—	—	—	—	1,378
Restricted stock unit grants (net of forfeitures)	—	—	177	40,548	(177)	—	—	—
Treasury shares repurchased	—	—	—	28,440	(883)	—	—	(883)
Balance at March 31, 2025	21,138,000	$53	$39,532	2,801,780	$(14,397)	$71,705	$(1,339)	$95,554
Net income	—	—	—	—	—	5,968	—	5,968
Translation adjustment	—	—	—	—	—	—	3,782	3,782
Dividends paid (per common share $0.04)	—	—	—	—	—	(769)	—	(769)
Share-based compensation expense	—	—	1,181	—	—	—	—	1,181
Restricted stock unit grants (net of forfeitures)	—	—	(670)	(153,608)	670	—	—	—
Treasury shares repurchased	—	—	—	21,004	(539)	—	—	(539)
Balance at June 30, 2025	21,138,000	$53	$40,043	2,669,176	$(14,266)	$76,904	$2,443	$105,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six months ended
	June 30,
	2026	2025
Cash flows from operating activities
Net income	$8,854	$9,650
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization expense	4,063	3,720
Provision for doubtful accounts	93	66
Deferred income tax benefit	(396)	(409)
Share-based compensation expense	2,929	2,496
Gain on disposal of fixed assets	—	(5)
Amortization of discount on accounts receivable	(38)	(23)
Amortization of right-of-use assets	324	279
Change in fair value of contingent earn-out consideration	—	515
Changes in operating assets and liabilities:
Accounts receivable	31,561	61,608
Inventory	(2,157)	(748)
Prepaid expenses and other current assets	(698)	(2,270)
Accounts payable and accrued expenses	(14,414)	(68,471)
Lease liability, net	(410)	(319)
Other assets and liabilities	2,484	173
Net cash and cash equivalents provided by operating activities	32,195	6,262

Cash flows from investing activities
Purchases of property and equipment	(939)	(1,401)
Payment for acquisition, net of cash acquired	(8,228)	—
Net cash and cash equivalents used in investing activities	(9,167)	(1,401)

Cash flows from financing activities
Purchase of treasury stock	(1,639)	(1,423)
Borrowings under credit facilities	9,000	—
Repayments of borrowings under credit facilities	(10,079)	—
Repayments of borrowings under term loan	(145)	(278)
Dividends paid	—	(1,533)
Contingent consideration paid	—	(3,559)
Net cash and cash equivalents used in financing activities	(2,863)	(6,793)

Effect of foreign exchange rate on cash and cash equivalents	(165)	741

Net increase in cash and cash equivalents	20,000	(1,191)
Cash and cash equivalents at beginning of period	36,563	29,778
Cash and cash equivalents at end of period	$56,563	$28,587

Supplementary disclosure of cash flow information:
Income taxes paid	$5,119	$5,136
Interest paid	$97	$53

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2026

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

2.           Recently Issued Accounting Standards:

In December 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements." This ASU clarifies the guidance in Accounting Standards Codification (“ASC”) Topic 270 - Interim Reporting, adding a comprehensive list of required interim disclosures and a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This ASU is effective for interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating these new disclosure requirements.

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

In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets”. The update amends the guidance in ASC 326-20 to introduce a practical expedient when estimating credit losses that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments apply to current accounts receivable and current contract assets arising from transactions under ASC 606 (Revenue from Contracts with Customers). The amendments are applied prospectively and are effective for annual reporting periods beginning after December 15, 2025, and interim periods within those years. Early adoption of ASU No. 2025- 05 is permitted. The Company adopted this ASU for the three months ended March 31, 2026. The Company has evaluated the impact of ASU No. 2025- 05 on its accounting policies and internal controls related to its credit-customer receivables. The Company has determined that, given (i) the nature of its receivables (primarily receivables from customers on credit terms), (ii) its historical credit-loss experience and collection patterns, and (iii) its allowance methodology, adoption of ASU No. 2025- 05 did not have a material effect on the Company's consolidated financial position.

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

3.           Foreign Currency Translation:

Assets and liabilities of the Company’s foreign subsidiaries have been translated using the end of the reporting period exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. Foreign currency transaction gains and losses are recorded as income or expenses as amounts are settled. The net sales from our foreign operations for the three months ended  June 30, 2026 and 2025 were $39.0 million and $42.7 million, respectively. The net sales from our foreign operations for the six months ended  June 30, 2026 and 2025 were $72.0 million and $73.7 million, respectively.

The Company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. In cases where the Company is not able to create a natural hedge by maintaining offsetting asset and liability amounts in the same currency, it may enter into foreign exchange contracts, typically in the form of forward purchase agreements, to facilitate the hedging of foreign currency exposures to mitigate the impact of changes in foreign currency exchange rates. These contracts generally have terms of no more than two months. The Company does not apply hedge accounting to these contracts and therefore the changes in fair value are recorded in earnings. The Company does not enter into foreign exchange contracts for trading purposes and the risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the Company minimizes by limiting its counterparties to major financial institutions. The Company recognized an unrealized gain of less than $0.1 million on contracts outstanding during the three months ended  June 30, 2026 and 2025, respectively, which is included in foreign currency transaction gain (loss) in the Consolidated Statements of Earnings.

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

Deferred revenue is attributable to contracts with customers where billings occurred prior to satisfaction of performance obligations and revenue recognition. As of December 31, 2025, there was no balance of deferred revenue. During the three and six months ended  June 30, 2026, no revenue was recognized that was included in the balance of deferred revenue as of December 31, 2025. As of June 30, 2026, the balance of deferred revenue was $12.0 million. The deferred revenue balance of $12.0 million as of June 30, 2026, is comprised of $12.0 million in accrued expenses and other current liabilities. During the three and six months ended June 30, 2025, no revenue was recognized that was included in the balance of deferred revenue as of December 31, 2024.

The Company pays commissions and related payroll taxes to sales personnel when customers are invoiced. These costs are recorded as selling, general and administrative expenses in the period earned as all our performance obligations are complete within a short window of processing the order.

6.            Acquisition:

On February 24, 2026, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) by and among the Company, Infiterra Holding Limited, a company incorporated in Cyprus (the "Seller"), and purchased the entire share capital of Interworks Single Member SA (“Interworks”), a Greek société anonyme, for an aggregate purchase price of approximately €8.0 million (equivalent to $9.4 million USD), adjusted upwards for $3.6 million in net working capital adjustment resulting in a final purchase consideration of $13.0 million. Interworks is a Greece-based cloud distributor serving reseller markets across Southeastern Europe, including Greece, Malta, Cyprus, Bulgaria, and other regional markets, furthering the Company’s reach into these geographies. The Purchase Agreement contains customary representations, warranties, covenants and indemnities. The acquisition was funded utilizing cash from the Company’s balance sheet.

The financial position and operating results of Interworks are included in the Company's consolidated financial statements from the date of the acquisition. The Company recorded net sales for Interworks of approximately $1.5 million and net income of approximately $0.1 million during the three months ended June 30, 2026. The Company recorded net sales for Interworks of approximately $2.1 million and net income of approximately $0.2 million during the six months ended June 30, 2026.

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

Non-current liabilities are comprised of approximately $1.1 million of loans and credit facilities that were subsequently repaid in full following the acquisition closing and there were no outstanding balances as of June 30, 2026.

Pro Forma Results (unaudited)

The following unaudited pro forma financial information summarizes the results of operations for the three and six months ended June 30, 2026 and 2025, as if the acquisition of Interworks had been completed as of the beginning of the three and six months ended June 30, 2026 and 2025, respectively. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisitions and adjustments to reflect income taxes at a rate consistent with the tax rates of the local jurisdictions. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined periods.

	Six months ended		Three months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales	$357,347	$298,965	$174,209	$160,350
Net income	$8,926	$9,503	$5,520	$5,860

7.            Goodwill and Other Intangible Assets:

The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 30, 2026:

	Distribution	Solutions	Consolidated
Balance December 31, 2025	$27,829	$9,009	$36,838
Goodwill acquired	$5,818	$—	5,818
Translation adjustments	(568)	(142)	(710)
Balance June 30, 2026	$33,079	$8,867	$41,946

Information related to the Company’s other intangibles, net is as follows:

	As of June 30, 2026
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer and vendor relationships	$51,192	$16,989	$34,203
Trade name	509	192	317
Total	$51,701	$17,181	$34,520

	As of December 31, 2025
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer and vendor relationships	$46,084	$14,195	$31,889
Trade name	517	178	339
Total	$46,601	$14,373	$32,228

Customer relationships are amortized over thirteen years. Vendor relationships are amortized between eight and fifteen years. Trade name is amortized over fifteen years.

During the three months ended June 30, 2026 and 2025, the Company recognized total amortization expense for other intangibles, net of $1.6 million, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized total amortization expense for other intangibles, net of $3.1 million and $2.9 million, respectively.

Estimated future amortization expense of the Company’s other intangibles, net as of June 30, 2026 is as follows:

2026 (excluding the six months ended June 30, 2026)	$4,031
2027	4,696
2028	4,435
2029	4,175
2030	4,175
Thereafter	13,008
Total	$34,520

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

Information related to the Company’s ROU assets and related lease liabilities are as follows:

	Six months ended
	June 30,
	2026	2025
Cash paid for operating lease liabilities	$494	$398
Right-of-use assets obtained in exchange for new operating lease obligations	$473	$—
Weighted-average remaining lease term (years)	4.9	3.1
Weighted-average discount rate	6.2%	5.5%

Maturities of lease liabilities as of June 30, 2026 were as follows:

2026 (excluding the six months ended June 30, 2026)	$372
2027	697
2028	610
2029	405
2030	87
Thereafter	316
2,487
Less: imputed interest	(436)
Total lease liabilities	$2,051

Lease liabilities, current portion	683
Lease liabilities, net of current portion	1,368
Total lease liabilities	$2,051

9.            Fair Value:

The carrying amounts of financial instruments, including cash and cash equivalents, short-term accounts receivable, accounts payable and term loan approximated fair value at June 30, 2026 and  December 31, 2025 because of the relative short maturity of these instruments. The Company’s accounts receivable long-term are discounted to their present value at prevailing market rates at the time of sale.

10.         Balance Sheet Detail:

Equipment and leasehold improvements consist of the following:

	June 30,	December 31,
	2026	2025
Equipment	$3,786	$3,144
Capitalized software	14,073	13,468
Buildings	733	755
Leasehold improvements	2,443	2,458
	21,035	19,825
Less accumulated depreciation and amortization	(7,388)	(6,486)
	$13,647	$13,339

During the three months ended June 30, 2026 and 2025, the Company recorded depreciation and amortization expense of $0.5 million and $0.4 million, respectively. During the six months ended June 30, 2026 and 2025, the Company recorded depreciation and amortization expense of $1.0 million and $0.8 million, respectively.

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

	June 30,	December 31,
	2026	2025
Total amount due from customer	$2,182	$3,039
Less: unamortized discount	(112)	(150)
Less: current portion included in accounts receivable	(1,213)	(1,656)
	$857	$1,233

The undiscounted cash flows to be received by the Company relating to these accounts receivable long-term is expected to be $0.9 million, $0.9 million and $0.4 million, respectively, during each of the 12-month periods ending June 30, 2027, 2028 and 2029.

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

All outstanding loans issued pursuant to the Credit Agreement become due and payable, on May 18, 2028. During the six months ended June 30, 2026, borrowing under the Credit Agreement bore interest at a rate of 7.25% per annum. There were no amounts outstanding under the Credit Agreement as of June 30, 2026 and December 31, 2025.

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

The Credit Agreement contains customary affirmative covenants, such as financial statement and collateral reporting requirements. The Credit Agreement also contains customary negative covenants that limit the ability of the Company to, among other things, incur indebtedness, create liens or permit encumbrances, make certain restricted payments (including stock repurchases or the payment of cash dividends), or undergo certain fundamental changes. Additionally, under certain circumstances, the Company is required to maintain a minimum fixed charge coverage ratio.

On April 8, 2022, the Company entered into a $2.1 million term loan (the “Term Loan”) with First American Commercial Bancorp, Inc. (“First American”) pursuant to a Master Loan and Security Agreement. The proceeds from the Term Loan were used to fund certain capital expenditures. The borrowing under the Term Loan bears interest at a rate of 3.73% per annum and was repaid over forty-eight monthly installments of principal and interest through March 2026.

At June 30, 2026, there were no amounts outstanding under the Term Loan and there are no future principal payments. At  December 31, 2025, the Company had $0.2 million outstanding under the Term Loan.

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

A reconciliation of the numerators and denominators of the basic and diluted per share, as adjusted for the Stock Split, computations follows:

	Six months ended		Three months ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net income	$8,854	$9,650	$5,520	$5,968

Less distributed and undistributed income allocated to participating securities	122	158	82	93

Net income attributable to common shareholders	8,732	9,492	5,438	5,875

Denominator:
Weighted average common shares (Basic)	18,256	18,036	18,296	18,084

Weighted average common shares including assumed conversions (Diluted)	18,256	18,036	18,296	18,084

Basic net income per share	$0.48	$0.53	$0.30	$0.33
Diluted net income per share	$0.48	$0.53	$0.30	$0.33

13.          Major Customers and Vendors:

The Company had no major vendors during the three months ended June 30, 2026 and 2025, and no major vendors during the six months ended June 30, 2026 and 2025.

The Company had three major customers that accounted for 21%, 14%, and 13%, respectively, of its net sales during the three months ended  June 30, 2026, and 24%, 13%, and 20%, respectively, of its net sales during the three months ended  June 30, 2025. The Company had three major customers that accounted for 19%, 13%, and 20%, respectively, of its net sales during the six months ended  June 30, 2026, and 25%, 13%, and 13%, respectively, of its net sales during the six months ended  June 30, 2025. These same customers, respectively, accounted for 19%, 8%, and 9% of total net accounts receivable as of  June 30, 2026, and 15%, 8%, and 1% of total net accounts receivable as of  December 31, 2025.

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

During the three months ended June 30, 2026 and 2025, the Company recorded a provision for income taxes of $2.0 million and $1.8 million, respectively. The effective tax rate for the three months ended June 30, 2026 and 2025 was 26.8% and 22.9%, respectively. During the six months ended June 30, 2026 and 2025, the Company recorded a provision for income taxes of $2.9 million and $2.3 million, respectively. The effective tax rate for the six months ended June 30, 2026 and 2025 was 24.4% and 19.5%, respectively. The change in effective tax rate for the three and six months ended  June 30, 2026, compared to the same period in the prior year was primarily impacted by changes in the mix of jurisdictions in which taxable income was earned, as well as a discrete item for the recognition of excess tax benefits related to share-based compensation in income tax expense, and limitations on the deductibility of certain executive compensation amounts during both periods.

During the three months ended  June 30, 2026, a net tax benefit was not recognized relating to share-based compensation. During the three months ended  June 30, 2025, the recognition of excess tax benefit related to share-based compensation in income tax expense resulted in a net tax benefit of $0.2 million, which reduced our effective tax rate by 2.6%.

During the six months ended  June 30, 2026, the recognition of excess tax benefit related to share-based compensation in income tax expense resulted in a net tax benefit of $0.5 million, which reduced our effective tax rate by 3.9%. During the six months ended  June 30, 2025, the recognition of excess tax benefit related to share-based compensation in income tax expense resulted in a net tax benefit of $0.7 million, which reduced our effective tax rate by 5.9%.

15.          Stockholders’ Equity and Stock Based Compensation:

      The Company’s stockholders approved the Climb Global Solutions, Inc. 2021 Omnibus Incentive Plan (the “2021 Plan”) in June 2021. On June 2, 2026, the Company’s stockholders approved the Amended and Restated Climb Global Solutions, Inc. 2021 Omnibus Incentive Plan (the “Amended 2021 Plan”), which, among other changes, increased the number of shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), reserved and available for issuance under the 2021 Plan by 1,810,000 shares, from 2,000,000 shares to 3,810,000 shares, in each case after giving effect to the Stock Split. The Amended 2021 Plan authorizes the grant of Incentive Stock Options, Non-Qualified Stock Options, Stock Appreciation Rights, Restricted Stock Units, Restricted Stock Awards, Unrestricted Stock Awards, Cash-Based Awards and Dividend Equivalent Rights. As of June 30, 2026, the number of shares of Common Stock available for future award grants to employees, officers and directors under the Amended 2021 Plan is 1,788,849.

During the six months ended June 30, 2026, the Company granted a total of 290,200 Restricted Stock Units to directors, officers, and employees. During the six months ended June 30, 2026, a total of 5,036 Restricted Stock Units were forfeited.

During the six months ended June 30, 2025, the Company granted a total of 174,944 Restricted Stock Units to directors, officers, and employees. During the six months ended June 30, 2025, a total of 61,884 Restricted Stock Units were forfeited.

A summary of nonvested Restricted Stock Unit awards, as adjusted for the Stock Split, outstanding under the Amended 2021 Plan as of June 30, 2026, and changes during the six months then ended is as follows:

		Weighted
		Average Grant
		Date
	Shares	Fair Value
Nonvested shares at January 1, 2026	272,132	$18.47
Granted in 2026	290,200	18.31
Vested in 2026	(203,780)	15.16
Forfeited in 2026	(5,036)	21.96
Nonvested shares at June 30, 2026	353,516	$20.19

As of June 30, 2026, there is approximately $6.6 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.5 years.

During the three months ended June 30, 2026 and 2025, the Company recognized share-based compensation expense of $1.6 million and $1.2 million, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized share-based compensation expense of $2.9 million and $2.5 million, respectively.

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

Other

As of  June 30, 2026, the Company has no standby letters of credit, has no standby repurchase obligations or other commercial commitments. The Company has a line of credit see Note 11 (Credit Facility). Other than employment agreements and management compensation arrangements, the Company is not engaged in any other transactions with related parties.

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

	Six months ended		Three months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net Sales:
Distribution	$344,879	$285,172	$167,777	$153,010
Solutions	11,706	12,156	6,432	6,274
	356,585	297,328	174,209	159,284
Cost of Sales:
Distribution	$295,519	$241,725	$141,773	$129,962
Solutions	4,410	5,899	2,279	3,014
	299,929	247,624	144,052	132,976
Direct Costs:
Distribution	$25,882	$20,119	$13,047	$10,106
Solutions	3,355	3,102	1,738	1,613
	29,237	23,221	14,784	11,719
Segment Income: (1)
Distribution	$23,478	$23,328	$12,958	$12,942
Solutions	3,941	3,155	2,415	1,647
Segment Income	27,419	26,483	15,373	14,589

General and administrative	$11,764	$9,891	$5,884	$4,638
Acquisition related costs	319	139	19	13
Depreciation and amortization expense	4,063	3,720	2,080	1,982
Interest, net	418	337	275	151
Foreign currency transaction gain (loss)	24	(567)	(120)	14
Change in fair value of acquisition contingent consideration	—	(515)	—	(379)
Income before taxes	$11,715	$11,988	$7,545	$7,742

(1)

Excludes general corporate expenses including acquisition related costs, amortization and depreciation expense, interest, foreign currency transaction (loss) gain, and change in fair value of acquisition contingent consideration.

	As of	As of
	June 30,	December 31,
Selected Assets by Segment:	2026	2025

Distribution	$355,856	$375,024
Solutions	21,303	22,124
Segment Select Assets	377,159	397,148
Corporate Assets	85,339	63,085
Total Assets	$462,498	$460,233

Geographic areas and net sales mix related to operations for the three and six months ended June 30, 2026 and 2025 were as follows. Revenue is allocated to a geographic area based on the location of the sale, which is generally the customer’s country of domicile.

	Six months ended			Three months ended
	June 30, 2026			June 30, 2026
	Distribution	Solutions	Total	Distribution	Solutions	Total
Geography
USA	$280,706	$3,831	$284,537	$132,880	$2,289	$135,169
United Kingdom	28,997	7,209	36,206	16,928	3,737	20,665
Europe	13,639	322	13,961	8,357	252	8,610
Canada	21,537	344	21,881	9,613	154	9,766
Total net sales	$344,879	$11,706	$356,585	$167,777	$6,432	$174,209

Timing of Revenue Recognition
Transferred at a point in time where the Company is principal (1)	$320,848	$8,157	$329,005	$152,743	$4,606	$157,349
Transferred at a point in time where the Company is agent (2)	24,031	3,549	27,580	15,034	1,826	16,860
Total net sales	$344,879	$11,706	$356,585	$167,777	$6,432	$174,209

	Six months ended			Three months ended
	June 30, 2025			June 30, 2025
	Distribution	Solutions	Total	Distribution	Solutions	Total
Geography
USA	$219,450	$4,180	$223,630	$114,362	$2,226	$116,588
United Kingdom	38,539	7,382	45,921	24,704	3,675	28,379
Europe	11,867	214	12,081	7,109	141	7,250
Canada	15,316	380	15,696	6,835	232	7,067
Total net sales	$285,172	$12,156	$297,328	$153,010	$6,274	$159,284

Timing of Revenue Recognition
Transferred at a point in time where the Company is principal (1)	$259,164	$8,765	$267,929	$140,176	$4,466	$144,642
Transferred at a point in time where the Company is agent (2)	26,008	3,391	29,399	12,834	1,808	14,642
Total net sales	$285,172	$12,156	$297,328	$153,010	$6,274	$159,284

(1)	Includes net sales from third-party hardware and software products.

(2)	Includes net sales from third-party maintenance, software support and services.

Geographic identifiable assets related to operations as of  June 30, 2026 and  December 31, 2025 were as follows.

	June 30,	December 31,
Identifiable Assets by Geographic Areas	2026	2025
USA	$287,395	$266,238
United Kingdom	$93,546	$125,191
Europe	47,646	37,031
Canada	33,911	31,773
Total	$462,498	$460,233

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This following information should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2026 for the fiscal year ended December 31, 2025. In addition to historical information, the following discussion contains certain forward-looking information.  See “Cautionary Note Regarding Forward-Looking Statements” above for certain information concerning -forward-looking statements.

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

We have subsidiaries in the United States, Canada, Netherlands, United Kingdom, Ireland, Germany, Greece, and South Africa through which sales are made.

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

Dividend Policy and Share Repurchase Program. Historically we have sought to return value to investors through the payment of quarterly dividends and share repurchases. Total dividends paid and the dollar value of the shares repurchased were $0.0 million and $0.1 million for the three months ended June 30, 2026, respectively, and $0.8 million and $0.5 million, for the three months ended June 30, 2025, respectively. Following the end of fiscal year 2025, our Board of Directors determined to suspend quarterly cash dividends on our Common Stock beginning with the first quarter of 2026 in order to preserve financial flexibility and prioritize capital allocation objectives. The payment of future dividends and any share repurchases will be at the discretion of our Board of Directors and will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors the Board of Directors deems relevant.

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

Financial Overview

Net sales increased 9%, or $14.9 million, to $174.2 million for the three months ended June 30, 2026 compared to $159.3 million for the same period in the prior year. Gross profit increased 15%, or $3.9 million, to $30.2 million for the three months ended June 30, 2026, compared to $26.3 million for the same period in the prior year. Selling, general and administrative (“SG&A”) expenses increased 26%, or $4.3 million, to $20.7 million for the three months ended June 30, 2026 compared to $16.4 million for the same period in the prior year. Depreciation and amortization expense increased 5%, or $0.1 million, to $2.1 million for the three months ended June 30, 2026 compared to $2.0 million for the same period in the prior year. Net income decreased 8%, or $0.4 million, to $5.5 million for the three months ended June 30, 2026 compared to $5.9 million for the same period in the prior year. Diluted income per share decreased 8%, or $0.03 to $0.30 for the three months ended June 30, 2026 compared to $0.33 for the same period in the prior year.

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

Foreign Exchange

The Company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. In cases where the Company is not able to create a natural hedge by maintaining offsetting asset and liability amounts in the same currency, it may enter into foreign exchange contracts, typically in the form of forward purchase agreements, to facilitate the hedging of foreign currency exposures to mitigate the impact of changes in foreign currency exchange rates. These contracts generally have terms of no more than two months. The Company does not apply hedge accounting to these contracts and therefore the changes in fair value are recorded in earnings. The Company does not enter into foreign exchange contracts for trading purposes and the risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the Company minimizes by limiting its counterparties to major financial institutions. The Company recognized an unrealized gain of less than $0.1 million on contracts outstanding during the three months ended June 30, 2026 and 2025, respectively, which is included in foreign currency transaction loss in the Consolidated Statements of Earnings.

Recently Issued Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements." This ASU clarifies the guidance in Accounting Standards Codification (“ASC”) Topic 270 - Interim Reporting, adding a comprehensive list of required interim disclosures and a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This ASU is effective for interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating these new disclosure requirements.

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

In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets”. The update amends the guidance in ASC 326-20 to introduce a practical expedient when estimating credit losses that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments apply to current accounts receivable and current contract assets arising from transactions under ASC 606 (Revenue from Contracts with Customers). The amendments are applied prospectively and are effective for annual reporting periods beginning after December 15, 2025, and interim periods within those years. Early adoption of ASU No. 2025-05 is permitted. The Company adopted this ASU for the three months ended March 31, 2026. The Company has evaluated the impact of ASU No. 2025-05 on its accounting policies and internal controls related to its credit-customer receivables. The Company has determined that, given (i) the nature of its receivables (primarily receivables from customers on credit terms), (ii) its historical credit-loss experience and collection patterns, and (iii) its allowance methodology, adoption of ASU No. 2025-05 did not have a material effect on the Company's consolidated financial position.

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Six months ended		Three months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	84.1	83.3	82.7	83.5
Gross profit	15.9	16.7	17.3	16.5
Selling, general and administrative expenses	11.5	11.1	11.9	10.3
Acquisition related costs	0.1	0.0	0.0	0.0
Depreciation and amortization expense	1.1	1.3	1.2	1.2
Income from operations	3.2	4.3	4.2	5.0
Other income	0.1	(0.1)	0.1	0.1
Income before income taxes	3.3	4.0	4.3	4.9
Income tax provision	0.8	0.8	1.2	1.1
Net income	2.5%	3.2%	3.2%	3.7%

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

	Six months ended		Three months ended
	June 30,	June 30,	June 30,	June 30,
Net income reconciled to adjusted EBITDA (Non-GAAP):	2026	2025	2026	2025

Net income	$8,854	$9,650	$5,520	$5,968
Provision for income taxes	2,861	2,338	2,025	1,774
Depreciation and amortization	4,063	3,720	2,080	1,982
Interest expense	185	159	85	90
EBITDA	15,963	15,867	9,710	9,814
Share-based compensation	2,929	2,496	1,570	1,173
Acquisition related costs	319	139	19	13
Change in fair value of acquisition contingent consideration	—	515	—	379
Adjusted EBITDA	$19,211	$19,017	$11,299	$11,379

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

	Six months ended		Three months ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025

Net sales	$356,585	$297,328	$174,209	$159,284

Gross profit	$56,656	$49,704	$30,157	$26,308
Gross profit - Distribution	$49,360	$43,447	$26,004	$23,048
Gross profit - Solutions	$7,296	$6,257	$4,153	$3,260

Non-GAAP Financial Measures:
Adjusted EBITDA (Non-GAAP)	$19,211	$19,017	$11,299	$11,379

Effective margin % - Adjusted EBITDA (Non-GAAP)	33.9%	38.3%	37.5%	43.3%

Operational Metrics:
Gross billings	$1,130,087	$975,150	$587,259	$500,553
Gross billings - Distribution	$1,083,797	$930,619	$562,863	$477,043
Gross billings - Solutions	$46,290	$44,531	$24,396	$23,510

Gross billings margin % - Gross billings	5.0%	5.1%	5.1%	5.3%

We consider gross profit growth and effective margin to be key metrics in evaluating our business. During the three months ended June 30, 2026, gross profit increased 15%, or $3.9 million, to $30.2 million compared to $26.3 million for the same period in the prior year, while effective margin decreased to 37.5% compared to 43.3% for the same period in the prior year. During the six months ended June 30, 2026, gross profit increased 14%, or $7.0 million, to $56.7 million compared to $49.7 million for the same period in the prior year, while effective margin decreased to 33.9% compared to 38.3% for the same period in the prior year.

 Acquisitions

On February 24, 2026, we completed the acquisition of Interworks for an aggregate purchase price of approximately €8.0 million (equivalent to $9.4 million USD), adjusted upwards for $3.6 million in net working capital adjustment resulting in a final purchase consideration of $13.0 million. The operating results of Interworks are included in our operating results from the date of acquisition within our Distribution segment.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Net Sales and Gross Billings

Net sales for the three months ended June 30, 2026 increased 9%, or $14.9 million, to $174.2 million compared to $159.3 million for the same period in the prior year. Gross billings, an operational metric, for the three months ended June 30, 2026 increased 17%, or $86.7 million, to $587.3 million compared to $500.6 million for the same period in the prior year. Net sales and gross billings both increased due to organic growth from our existing vendor partnerships and the Interworks acquisition. Interworks contributed approximately $1.5 million of net sales during the quarter; excluding Interworks, net sales increased by approximately $13.4 million. Interworks contributed approximately $8.2 million of gross billings during the quarter. Gross billings increased at a higher rate than net sales due to differences in the product mix between the two periods. During the three months ended June 30, 2026, gross billings included a greater percentage of security, maintenance and cloud products, which are recorded net of related cost of sales, while during the three months ended June 30, 2025, gross billings included a greater percentage of hardware and software products, which are recorded on a gross basis.

Distribution segment net sales for the three months ended June 30, 2026 increased 10%, or $14.8 million, to $167.8 million compared to $153.0 million for the same period in the prior year. Gross billings for the Distribution segment for the three months ended June 30, 2026 increased 18%, or $85.8 million, to $562.9 million compared to $477.0 million for the same period in the prior year. Net sales increased organically at a lesser rate than gross billings increased due to the impact of security, maintenance, and cloud products sales recognized during the current period, which are recorded on a net basis.

Solutions segment net sales for the three months ended June 30, 2026, increased 3%, or $0.1 million, to $6.4 million compared to $6.3 million for the same period in the prior year. Gross billings for the Solutions segment for the three months ended June 30, 2026 increased 4%, or $0.9 million, to $24.4 million compared to $23.5 million for the same period in the prior year. Net sales increased organically at a lesser rate than gross billings due to differences in the product mix between the two periods in our Solution segment.

The Company had three major customers that accounted for 21%, 14%, and 13%, respectively, of its total net sales during the three months ended June 30, 2026 and 24%, 13%, and 20%, respectively, of its total net sales during the three months ended June 30, 2025. The Company had no major vendors during the three months ended June 30, 2026 and June 30, 2025, respectively.

Gross Profit

Gross profit for the three months ended June 30, 2026 increased 15%, or $3.9 million, to $30.2 million compared to $26.3 million for the same period in the prior year. Gross profit increased due to organic growth from our existing vendor partnerships and a $1.0 million contribution from the Interworks acquisition.

Distribution segment gross profit for the three months ended June 30, 2026 increased 13%, or $3.0 million, to $26.0 million compared to $23.0 million for the same period in the prior year. The increase reflects the previously noted organic growth from existing vendor partnerships and a $1.0 million contribution from the Interworks acquisition.

Solutions segment gross profit for the three months ended June 30, 2026 increased 27%, or $0.9 million, to $4.2 million compared to $3.3 million for the same period in the prior year. This increase was driven by higher gross profit margins generated in both North American and Europe.

Customer rebates and discounts for the three months ended June 30, 2026 were $6.4 million compared to $6.3 million for the same period in the prior year. Customer rebates and discounts vary based on terms of rebate and early pay discount programs offered to customers and timing of payments ultimately received from our customers.

Vendor rebates and discounts for the three months ended June 30, 2026 were $5.2 million compared to $5.5 million for the same period in the prior year. Vendor rebates are dependent on programs offered by our vendors and in some cases reaching certain volume targets set by our vendors or meeting certain early payment programs offered by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended June 30, 2026 increased 26%, or $4.3 million, to $20.7 million compared to $16.4 million for the same period in the prior year. This increase was primarily due to an increase in salaries, commissions and other employee related expenses in support of the increased gross profit, targeted investments to drive organic growth from new vendors and in the Company's infrastructure to support long-term growth initiatives, and a $0.7 million contribution from the Interworks acquisition. SG&A expenses were 3.5% of gross billings for the three months ended June 30, 2026, compared to 3.3% for the same period in the prior year. The Company expects that its SG&A expenses, as a percentage of gross billings, may vary depending on changes in sales volume, as well as the levels of continuing investments to drive future growth.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2026, increased 5%, or $0.1 million, to $2.1 million compared to $2.0 million for the same period in the prior year, primarily due to increased amortization for the vendor relationship intangible acquired through the Interworks acquisition.

Acquisition Related Costs

Acquisition related costs for the three months ended June 30, 2026 and 2025 were less than $0.1 million, respectively. These expenses in the current period relate to costs incurred with the acquisition of Interworks, while these expenses in the same period in the prior year relate to exploratory acquisition-related initiatives.

Income Taxes

We compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from operations before income taxes, except for significant unusual or infrequently occurring items and discrete items. As a result, our estimated tax rate is adjusted each quarter. For the three months ended June 30, 2026 and 2025, the Company recorded a provision for income taxes of $2.0 million and $1.8 million, respectively. The effective tax rate for the three months ended June 30, 2026 and 2025 was 26.8% and 22.9%, respectively. The effective tax rate for the three months ended June 30, 2026 compared to the same period in the prior year was primarily impacted by changes in the mix of jurisdictions in which taxable income was earned, as well as a discrete item for the recognition of excess tax benefits related to share-based compensation in income tax expense, and limitations on the deductibility of certain executive compensation amounts during both periods. A net tax benefit was not recognized relating to shared-based compensation during the three months ended June 30, 2026. The recognition of excess tax benefit related to share-based compensation in income tax expense resulted in a net tax benefit of $0.2 million, which reduced our effective tax rate by 2.6% during the three months ended June 30, 2025.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Net Sales and Gross Billings

Net sales for the six months ended June 30, 2026 increased 20%, or $59.3 million, to $356.6 million compared to $297.3 million for the same period in the prior year. Gross billings, an operational metric, for the six months ended June 30, 2026 increased 16%, or $154.9 million, to $1.1 billion, compared to $975.1 million for the same period in the prior year. Net sales and gross billings both increased due to organic growth from our existing vendor partnerships and the Interworks acquisition. Interworks contributed approximately $2.1 million of net sales for the period from acquisition through June 30, 2026; excluding Interworks, net sales increased by approximately $57.2 million. Interworks contributed approximately $12.1 million of gross billings for the period from acquisition through June 30, 2026. Gross billings increased at a lesser rate than net sales due to differences in the product mix between the two periods. During the six months ended June 30, 2026, gross billings included a greater percentage of hardware and software products, which are recorded on a gross basis, while during the six months ended June 30, 2025, gross billings included a greater percentage of security, maintenance and cloud products, which are recorded net of related cost of sales.

Distribution segment net sales for the six months ended June 30, 2026 increased 21%, or $59.7 million, to $344.9 million compared to $285.2 million for the same period in the prior year. Gross billings for the Distribution segment for the six months ended June 30, 2026 increased 17%, or $154.9 million, to $1.1 billion, compared to $930.6 million for the same period in the prior year. Net sales increased organically at a greater rate than gross billings increased due to the impact of hardware and software sales recognized during the current period, which are recorded on a gross basis.

Solutions segment net sales for the six months ended June 30, 2026, decreased 4%, or $0.4 million, to $11.7 million compared to $12.1 million for the same period in the prior year. Gross billings for the Solutions segment for the six months ended June 30, 2026 increased 4%, or $1.8 million, to $46.3 million compared to $44.5 million for the same period in the prior year. Net sales decreased despite the increase in gross billings due to differences in the product mix between the two periods in our Solution segment.

The Company had three major customers that accounted for 19%, 13%, and 20%, respectively, of its total net sales during the six months ended June 30, 2026 and 25%, 13%, and 13% respectively, of its total net sales during the six months ended June 30, 2025. The Company had no major vendors during the six months ended June 30, 2026 and June 30, 2025, respectively.

Gross Profit

Gross profit for the six months ended June 30, 2026 increased 14%, or $7.0 million, to $56.7 million compared to $49.7 million for the same period in the prior year. Gross profit increased due to organic growth from our existing vendor partnerships and a $1.4 million contribution from the Interworks acquisition.

Distribution segment gross profit for the six months ended June 30, 2026 increased 14%, or $5.9 million, to $49.3 million compared to $43.4 million for the same period in the prior year. The increase reflects the previously noted organic growth from existing vendor partnerships and a $1.4 million contribution from the Interworks acquisition, partially offset by higher other rebates and discounts offered to our customers as a percentage of gross billings.

Solutions segment gross profit for the six months ended June 30, 2026 increased 17%, or $1.0 million, to $7.3 million compared to $6.3 million for the same period in the prior year. This increase was driven by higher gross profit margins generated in both North American and Europe.

Customer rebates and discounts for the six months ended June 30, 2026 were $13.1 million compared to $10.9 million for the same period in the prior year. Customer rebates and discounts vary based on terms of rebate and early pay discount programs offered to customers and timing of payments ultimately received from our customers.

Vendor rebates and discounts for the six months ended June 30, 2026 were $7.5 million compared to $10.3 million for the same period in the prior year. Vendor rebates are dependent on programs offered by our vendors and in some cases reaching certain volume targets set by our vendors or meeting certain early payment programs offered by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully.

Selling, General and Administrative Expenses

SG&A expenses for the six months ended June 30, 2026 increased 24%, or $8.0 million, to $41.0 million compared to $33.1 million for the same period in the prior year. This increase was primarily due to an increase in salaries, commissions and other employee related expenses in support of the increased gross profit, one-time investments to drive organic growth from new vendors and in the Company's infrastructure to support long-term growth initiatives, and a $0.9 million contribution from the Interworks acquisition. SG&A expenses were 3.6% of gross billings for the six months ended June 30, 2026, compared to 3.4% for the same period in the prior year. The Company expects that its SG&A expenses, as a percentage of gross billings, may vary depending on changes in sales volume, as well as the levels of continuing investments to drive future growth.

Depreciation and Amortization Expense

Depreciation and amortization expense for the six months ended June 30, 2026, increased 9%, or $0.3 million, to $4.0 million compared to $3.7 million for the same period in the prior year, primarily due to increased amortization for the vendor relationship intangible acquired through the Interworks acquisition.

Acquisition Related Costs

Acquisition related costs for the six months ended June 30, 2026 and 2025 were $0.3 million and $0.1 million, respectively. These expenses in the current period relate to costs incurred with the acquisition of Interworks, while these expenses in the same period in the prior year relate to exploratory acquisition related initiatives.

Income Taxes

We compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from operations before income taxes, except for significant unusual or infrequently occurring items and discrete items. As a result, our estimated tax rate is adjusted each quarter. For the six months ended June 30, 2026 and 2025, the Company recorded a provision for income taxes of $2.9 million and $2.3 million, respectively. The effective tax rate for the six months ended June 30, 2026 and 2025 was 24.4% and 19.5%, respectively. The effective tax rate for the six months ended June 30, 2026 compared to the same period in the prior year was primarily impacted by changes in the mix of jurisdictions in which taxable income was earned, as well as a discrete item for the recognition of excess tax benefits related to share-based compensation in income tax expense, and limitations on the deductibility of certain executive compensation amounts during both periods. The recognition of excess tax benefit related to share-based compensation in income tax expense resulted in a net tax benefit of $0.5 million, which reduced our effective tax rate by 3.9% during the six months ended June 30, 2026. The recognition of excess tax benefit related to share-based compensation in income tax expense resulted in a net tax benefit of $0.7 million, which reduced our effective tax rate by 5.9% during the six months ended June 30, 2025.

Liquidity and Capital Resources

Our cash and cash equivalents as of June 30, 2026 increased 55%, or $20.0 million, to $56.6 million compared to $36.6 million as of December 31, 2025.

Net cash and cash equivalents provided by operating activities for the six months ended June 30, 2026 was $32.2 million, comprised primarily of net income adjusted for non-cash items of $7.0 million and changes in operating assets and liabilities of $16.4 million.

Net cash and cash equivalents used in investing activities during the six months ended June 30, 2026 was $9.2 million, comprised primarily of the payment for the Interworks acquisition.

Net cash and cash equivalents used in financing activities during the six months ended June 30, 2026 was $2.9 million, comprised of repayments under credit facilities of $10.1 million, purchases of treasury stock of $1.6 million, and repayments of borrowings under term loan of $0.2 million, partially offset by borrowings under credit facilities of $9.0 million. The Company had a short-term operating need during the six months ended June 30, 2026, that resulted in $9.0 million of borrowings under credit facilities, which was subsequently repaid in full during the six months ended June 30, 2026.

On May 18, 2023, the Company entered into a revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPM”), providing for a revolving credit facility of up to $50.0 million, including the issuance of letters of credit and swingline loans not to exceed $2.5 million and $5.0 million, respectively, at any time outstanding. In addition, subject to certain conditions enumerated in the Credit Agreement, the Company has the right to increase the revolving credit facility by a total amount not to exceed $20.0 million. The proceeds of the revolving loans, letters of credit and swingline loans under the Credit Agreement may be used for working capital needs, general corporate purposes and for acquisitions permitted by the terms of the Credit Agreement. All outstanding loans issued pursuant to the Credit Agreement become due and payable, on May 18, 2028. There were no amounts outstanding under the Credit Agreement as of June 30, 2026.

On April 8, 2022, the Company entered into a $2.1 million term loan (the “Term Loan”) with First American Commercial Bancorp, Inc. (“First American”) pursuant to a Master Loan and Security Agreement. The proceeds from the Term Loan was used to fund certain capital expenditures. The borrowing under the Term Loan bears interest at a rate of 3.73% per annum and was repaid over forty-eight monthly installments of principal and interest through March 2026. As of June 30, 2026, the Company had no amounts outstanding under the Term Loan.

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

 Item 3. Quantitative and Qualitative Disclosures about Market Risk

   There have been no material changes in the Company’s market-risk exposures from those disclosed under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

As described above, on February 24, 2026, we completed the acquisition of Interworks. SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from date of acquisition. We are in the process of integrating Interworks operations within our internal control structure. In executing this integration, we are analyzing, evaluating, and where necessary, making changes in controls and procedures related to the Interworks business. Accordingly, management has excluded controls relating to Interworks in this quarter’s evaluation of disclosure controls and procedures and changes in our internal control over financial reporting. Interworks represented approximately 1.6% of total assets as of June 30, 2026 and 0.6% of net sales for the period from acquisition through June 30, 2026.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the three months ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As discussed above, management has excluded controls relating to Interworks from its evaluation of internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the repurchase of Common Stock, as adjusted for the Stock Split, by the Company and its affiliated purchasers during the second quarter of 2026.

ISSUER PURCHASE OF EQUITY SECURITIES

					Maximum
					Number of
			Total Number		Shares That
			of Shares		May Yet Be
	Total		Purchased as		Purchased
	Number		Part of Publicly		Under the
	of Shares	Average	Announced	Average	Plans or
	Purchased	Price Paid	Plans or	Price Paid	Programs
Period	(1)	Per Share	Programs	Per Share	(2)

April 1, 2026 - April 30, 2026	—	$—	—	$—	2,183,144
May 1, 2026 - May 31, 2026	—	$—	—	$—	2,183,144
June 1, 2026 - June 30, 2026	—	$—	—	$—	2,183,144
Total	—	$—	—	$—	2,183,144

(1)

Does not include 66,997 shares surrendered, or deemed surrendered, to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued Restricted Stock Units.

(2)	For the quarter ended June 30, 2026, we did not repurchase any shares of our Common Stock under our share repurchase plans referred to in footnote (3) below.

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

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption, modification, or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Exhibit or Annex	Filing Date	File Number

3.1	Amended and Restated Certificate of Incorporation of the Company.	10-K	3.1	March 11, 2025	000-26408

3.1(a)	Certificate of Amendment of the Restated Certificate of Incorporation of the Company.	10-Q	3.1(a)	November 3, 2006	000-26408

3.1(b)	Certificate of Amendment of the Restated Certificate of Incorporation of the Company.	8-K	3.1	October 27, 2022	000-26408

3.1(c)	Certificate of Amendment of the Restated Certificate of Incorporation of the Company.	8-K	3.1	March 20, 2026	000-26408

3.2	Amended and Restated Bylaws of the Company.	8-K	3.1	December 8, 2022	000-26408

10.1	Amended and Restated Climb Global Solutions, Inc. 2021 Omnibus Incentive Plan.	8-K	10.1	June 4, 2026	000-26408

31.1*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Dale Foster, the Chief Executive Officer of the Company.

31.2*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, of Matthew Sullivan, the Chief Financial Officer of the Company.

32.1#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Dale Foster, the Chief Executive Officer of the Company.

32.2#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Matthew Sullivan, the Chief Financial Officer of the Company.

101

The following financial information from Climb Global Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed with the SEC on July 30, 2026, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Earnings, (3) Condensed Consolidated Statements of Stockholders’ Equity, (4) Condensed Consolidated Statements of Comprehensive Income, (5) Condensed Consolidated Statements of Cash Flows, and (6) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

CLIMB GLOBAL SOLUTIONS, INC

July 30, 2026	By:	/s/ Dale Foster
Date		Dale Foster, Chief Executive Officer (Principal Executive Officer)

July 30, 2026	By:	/s/ Matthew Sullivan
Date		Matthew Sullivan, Chief Financial Officer (Principal Financial and Accounting Officer)