Form 10-Q
period 2026-09-30
Climb Global Solutions, Inc.
filed 2026-10-29
CIK 945983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

There were 18,657,963 outstanding shares of common stock, par value $.01 per share (“Common Stock”) as of October 29, 2026.

CLIMB GLOBAL SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2026

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

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2026	2025

ASSETS
Current assets:
Cash and cash equivalents	$66,949	$36,563
Accounts receivable, net of allowance for expected credit losses of $671 and $669, respectively	342,138	324,345
Inventory, net	3,907	2,502
Prepaid expenses and other current assets	13,839	10,825
Total current assets	426,833	374,235

Equipment and leasehold improvements, net	13,990	13,339
Goodwill	41,930	36,838
Other intangibles, net	32,932	32,228
Right-of-use assets, net	1,692	1,717
Accounts receivable, net of current portion	441	1,233
Other assets	424	510
Deferred income tax assets	167	133
Total assets	$518,409	$460,233
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$323,155	$309,670
Accrued expenses and other current liabilities	51,422	26,835
Lease liability, current portion	651	791
Term loan, current portion	—	191
Total current liabilities	375,228	337,487

Lease liability, net of current portion	1,211	1,216
Deferred income tax liabilities	5,378	4,923
Other non-current liabilities	2,469	28
Total liabilities	384,286	343,654

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 40,000,000 shares authorized; 21,138,000 shares issued: 18,657,963 and 18,442,472 shares outstanding, respectively	211	53
Additional paid-in capital	45,449	42,338
Treasury stock, at cost, 2,480,037 and 2,695,528 shares, respectively	(15,450)	(14,909)
Retained earnings	103,830	87,039
Accumulated other comprehensive income	83	2,058
Total stockholders’ equity	134,123	116,579
Total liabilities and stockholders' equity	$518,409	$460,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(Unaudited)

(Amounts in thousands, except per share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2026	2025	2026	2025

Net sales	$576,890	$458,671	$220,306	$161,343

Cost of sales	487,224	383,234	187,296	135,610

Gross profit	89,666	75,437	33,010	25,733

Selling, general, and administrative expenses	61,874	49,339	20,872	16,226

Acquisition related costs	437	733	118	594

Depreciation and amortization expense	6,131	5,696	2,068	1,976

Income from operations	21,224	19,669	9,952	6,937

Other income and (expense):

Interest, net	834	562	416	224

Foreign currency transaction gain (loss)	522	(566)	498	2

Change in fair value of acquisition contingent consideration	—	(1,374)	—	(860)

Income before provision for income taxes	22,580	18,291	10,866	6,303

Provision for income taxes	5,790	3,945	2,929	1,607

Net income	$16,790	$14,346	$7,937	$4,696

Income per common share-Basic	$0.90	$0.78	$0.43	$0.25

Income per common share-Diluted	$0.90	$0.78	$0.43	$0.25

Weighted average common shares outstanding — Basic	18,279	18,072	18,323	18,144

Weighted average common shares outstanding — Diluted	18,279	18,072	18,323	18,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Nine months ended		Three months ended
	September 30,		September 30,
	2026	2025	2026	2025

Net income	$16,790	$14,346	$7,937	$4,696

Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,975)	4,724	(238)	(611)
Other comprehensive (loss) income	(1,975)	4,724	(238)	(611)

Comprehensive income	$14,815	$19,070	$7,699	$4,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
Balance at January 1, 2026	21,138,000	$53	$42,338	2,695,528	$(14,909)	$87,039	$2,058	$116,579
Net income	—	—	—	—	—	3,334	—	3,334
Translation adjustment	—	—	—	—	—	—	(1,349)	(1,349)
Share-based compensation expense	—	—	1,359	—	—	—	—	1,359
Restricted stock unit grants (net of forfeitures)	—	—	(371)	(84,972)	371	—	—	—
Treasury shares repurchased	—	—	—	59,376	(1,493)	—	—	(1,493)
Balance at March 31, 2026	21,138,000	$53	$43,326	2,669,932	$(16,031)	$90,373	$709	$118,430
Net income	—	—	—	—	—	5,520	—	5,520
Translation adjustment	—	—	—	—	—	—	(388)	(388)
Share-based compensation expense	—	—	1,576	—	—	—	—	1,576
Restricted stock unit grants (net of forfeitures)	—	158	(1,048)	(200,192)	890	—	—	—
Treasury shares repurchased	—	—	—	7,621	(146)	—	—	(146)
Balance at June 30, 2026	21,138,000	$211	$43,854	2,477,361	$(15,287)	$95,893	$321	$124,992
Net income	—	—	—	—	—	7,937	—	7,937
Translation adjustment	—	—	—	—	—	—	(238)	(238)
Share-based compensation expense	—	—	1,613	—	—	—	—	1,613
Restricted stock grants (net of forfeitures)	—	—	(18)	(4,127)	18	—	—	—
Treasury shares repurchased	—	—	—	6,803	(181)	—	—	(181)
Balance at September 30, 2026	21,138,000	$211	$45,449	2,480,037	$(15,450)	$103,830	$83	$134,123

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
Balance at January 1, 2025	21,138,000	$53	$37,977	2,732,792	$(13,337)	$68,787	$(2,892)	$90,588
Net income	—	—	—	—	—	3,684	—	3,684
Translation adjustment	—	—	—	—	—	—	1,553	1,553
Dividends paid (per common share $0.04)	—	—	—	—	—	(766)	—	(766)
Share-based compensation expense	—	—	1,378	—	—	—	—	1,378
Restricted stock unit grants (net of forfeitures)	—	—	177	40,548	(177)	—	—	—
Treasury shares repurchased	—	—	—	28,440	(883)	—	—	(883)
Balance at March 31, 2025	21,138,000	$53	$39,532	2,801,780	$(14,397)	$71,705	$(1,339)	$95,554
Net income	—	—	—	—	—	5,968	—	5,968
Translation adjustment	—	—	—	—	—	—	3,782	3,782
Dividends paid (per common share $0.04)	—	—	—	—	—	(769)	—	(769)
Share-based compensation expense	—	—	1,181	—	—	—	—	1,181
Restricted stock unit grants (net of forfeitures)	—	—	(670)	(153,608)	670	—	—	—
Treasury shares repurchased	—	—	—	21,004	(539)	—	—	(539)
Balance at June 30, 2025	21,138,000	$53	$40,043	2,669,176	$(14,266)	$76,904	$2,443	$105,177
Net income	—	—	—	—	—	4,696	—	4,696
Translation adjustment	—	—	—	—	—	—	(611)	(611)
Dividends paid (per common share $0.04)	—	—	—	—	—	(771)	—	(771)
Share-based compensation expense	—	—	1,077	—	—	—	—	1,077
Restricted stock grants (net of forfeitures)	—	—	16	3,620	(16)	—	—	—
Treasury shares repurchased	—	—	—	11,420	(306)	—	—	(306)
Balance at September 30, 2025	21,138,000	$53	$41,136	2,684,216	$(14,588)	$80,829	$1,832	$109,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine months ended
	September 30,
	2026	2025
Cash flows from operating activities
Net income	$16,790	$14,346
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization expense	6,131	5,696
Provision for doubtful accounts	136	104
Deferred income tax benefit	(765)	(1,179)
Share-based compensation expense	4,538	3,574
Gain on disposal of fixed assets	—	(5)
Amortization of discount on accounts receivable	(58)	(34)
Amortization of right-of-use assets	480	448
Change in fair value of contingent earn-out consideration	—	1,374
Changes in operating assets and liabilities:
Accounts receivable	(14,889)	124,269
Inventory	(1,477)	(579)
Prepaid expenses and other current assets	(1,903)	(3,118)
Accounts payable and accrued expenses	33,183	(116,139)
Lease liability, net	(597)	(502)
Other assets and liabilities	2,525	240
Net cash and cash equivalents provided by operating activities	44,094	28,495

Cash flows from investing activities
Purchases of property and equipment	(1,778)	(1,672)
Payment for acquisition, net of cash acquired	(8,228)	—
Net cash and cash equivalents used in investing activities	(10,006)	(1,672)

Cash flows from financing activities
Purchase of treasury stock	(1,821)	(1,730)
Borrowings under credit facilities	9,000	—
Repayments of borrowings under credit facilities	(10,076)	—
Repayments of borrowings under term loan	(145)	(418)
Dividends paid	—	(2,305)
Contingent consideration paid	—	(3,559)
Net cash and cash equivalents used in financing activities	(3,042)	(8,012)

Effect of foreign exchange rate on cash and cash equivalents	(660)	1,253

Net increase in cash and cash equivalents	30,386	20,064
Cash and cash equivalents at beginning of period	36,563	29,778
Cash and cash equivalents at end of period	$66,949	$49,842

Supplementary disclosure of cash flow information:
Income taxes paid	$8,062	$6,889
Interest paid	$122	$114

The accompanying notes are an integral part of these condensed consolidated financial statements.

Climb Global Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2026

(Unaudited)

(Amounts in tables in thousands, except share and per share amounts)

1.           Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Climb Global Solutions, Inc. and its subsidiaries (collectively, the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, as permitted by the rules and regulations of the Securities and Exchange Commission, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete audited financial statements.

The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, stock-based compensation, evaluation of performance obligations and allocation of revenue to distinct items, contingencies and litigation. The Company bases its estimates on its historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the opinion of the Company’s management, all adjustments that are of a normal recurring nature, considered necessary for fair statement of the results for the periods presented, have been included in the accompanying condensed consolidated financial statements. The Company’s actual results may differ from these estimates under different assumptions or conditions. The unaudited condensed consolidated statements of earnings for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2025.

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

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”. This ASU amends the guidance under ASC 350-40 for internal-use software. The amendments remove references to development stages, clarify when capitalization may begin, and require entities to apply property, plant and equipment disclosure requirements under ASC 360-10 to capitalized internal-use software costs. The ASU is effective for annual periods beginning after December 15, 2027, and for interim periods within those annual periods. Early adoption of ASU No. 2025-06 is permitted. The Company has performed an initial assessment and currently does not expect the adoption of ASU No. 2025-06 to have a material effect on its financial position, results of operations or cash flows.

In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. The update amends the guidance in ASC 326-20 to introduce a practical expedient when estimating credit losses that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments apply to current accounts receivable and current contract assets arising from transactions under ASC 606 (Revenue from Contracts with Customers). The amendments are applied prospectively and are effective for annual reporting periods beginning after December 15, 2025, and interim periods within those years. Early adoption of ASU No. 2025- 05 is permitted. The Company adopted this ASU for the three months ended March 31, 2026. The Company has evaluated the impact of ASU No. 2025- 05 on its accounting policies and internal controls related to its credit-customer receivables. The Company has determined that, given (i) the nature of its receivables (primarily receivables from customers on credit terms), (ii) its historical credit-loss experience and collection patterns, and (iii) its allowance methodology, adoption of ASU No. 2025- 05 did not have a material effect on the Company's consolidated financial position.

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

3.           Foreign Currency Translation:

Assets and liabilities of the Company’s foreign subsidiaries have been translated using the end of the reporting period exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the period. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. Foreign currency transaction gains and losses are recorded as income or expenses as amounts are settled. The net sales from our foreign operations for the three months ended  September 30, 2026 and 2025 were $52.1 million and $33.3 million, respectively. The net sales from our foreign operations for the nine months ended  September 30, 2026 and 2025 were $124.2 million and $107.0 million, respectively.

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

5.           Revenue Recognition:

The Company’s revenues primarily result from the sale of various technology products and services, including third-party products, third-party software and third-party maintenance, software support and services. The Company recognizes revenue when control of the third-party products and third-party software is transferred to customers, which generally happens at the point of shipment or fulfillment and at the point that our customers and vendors accept the terms and conditions of the arrangement for third-party maintenance, software support and services.

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

The Company also sells some of its products and services as part of bundled contract arrangements containing multiple deliverables, which  may include a combination of products and services. For each deliverable that represents a distinct performance obligation, total arrangement consideration is allocated based upon the standalone selling prices (“SSP”) of each performance obligation. SSP is determined based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through established standard prices, we use judgment and estimate the standalone selling price considering available information such as market pricing and pricing related to similar products.

Deferred revenue is attributable to contracts with customers where billings occurred prior to satisfaction of performance obligations and revenue recognition. As of December 31, 2025, there was no balance of deferred revenue. During the three and nine months ended September 30, 2026, no revenue was recognized that was included in the balance of deferred revenue as of December 31, 2025. As of September 30, 2026, the balance of deferred revenue was $18.9 million. The deferred revenue balance of $18.9 million as of September 30, 2026 is included in accrued expenses and other current liabilities. During the three and nine months ended September 30, 2025, no revenue was recognized that was included in the balance of deferred revenue as of December 31, 2024.

The Company pays commissions and related payroll taxes to sales personnel when customers are invoiced. These costs are recorded as selling, general and administrative expenses in the period earned as all our performance obligations are complete within a short window of processing the order.

6.            Acquisition:

On February 24, 2026, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Infiterra Holding Limited, a company incorporated in Cyprus (the “Seller”), pursuant to which the Company purchased the entire share capital of Interworks Single Member SA (“Interworks”), a Greek société anonyme, for an aggregate purchase price of approximately €8.0 million (equivalent to $9.4 million USD), adjusted upwards for $3.6 million in net working capital adjustment resulting in a final purchase consideration of $13.0 million. Interworks is a Greece-based cloud distributor serving reseller markets across Southeastern Europe, including Greece, Malta, Cyprus, Bulgaria, and other regional markets, furthering the Company’s reach into these geographies. The Purchase Agreement contains customary representations, warranties, covenants and indemnities. The acquisition was funded utilizing cash from the Company’s balance sheet.

The financial position and operating results of Interworks are included in the Company's consolidated financial statements from the date of the acquisition. The Company recorded net sales for Interworks of approximately $1.6 million and net income of approximately $0.1 million during the three months ended September 30, 2026. The Company recorded net sales for Interworks of approximately $3.6 million and net income of approximately $0.3 million during the nine months ended September 30, 2026.

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

(in thousands)
Cash	$4,746
Accounts receivable	4,328
Prepaid expenses and other current assets	1,285
Equipment and leasehold improvements, net	398
Other assets	15
Accounts payable and accrued expenses	(6,378)
Other current liabilities	(697)
Non-current liabilities	(1,148)
Deferred tax liability	(1,299)
Intangibles - vendor relationships	5,906
Goodwill	5,818
Net assets	$12,974

(in thousands)
Supplementary information:
Cash paid to sellers	$12,974
Cash acquired in acquisition	(4,746)
Cash paid for acquisition, net of cash acquired	$8,228

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

Non-current liabilities are comprised of approximately $1.1 million of loans and credit facilities that were subsequently repaid in full following the acquisition closing and there were no outstanding balances as of September 30, 2026.

Pro Forma Results (unaudited)

The following unaudited pro forma financial information summarizes the results of operations for the three and nine months ended September 30, 2026 and 2025, as if the acquisition of Interworks had been completed as of the beginning of the three and nine months ended September 30, 2026 and 2025, respectively. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisition and adjustments to reflect income taxes at a rate consistent with the tax rates of the local jurisdictions. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined periods.

	Nine months ended		Three months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	$577,877	$462,034	$220,306	$162,797
Net income	$16,863	$14,191	$7,937	$4,690

7.            Goodwill and Other Intangible Assets:

The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2026:

	Distribution	Solutions	Consolidated
Balance December 31, 2025	$27,829	$9,009	$36,838
Goodwill acquired	$5,818	$—	5,818
Translation adjustments	(596)	(130)	(726)
Balance September 30, 2026	$33,051	$8,879	$41,930

Information related to the Company’s other intangibles, net is as follows:

	As of September 30, 2026
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer and vendor relationships	$51,168	$18,544	$32,624
Trade name	509	201	308
Total	$51,677	$18,745	$32,932

	As of December 31, 2025
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer and vendor relationships	$46,084	$14,195	$31,889
Trade name	517	178	339
Total	$46,601	$14,373	$32,228

Customer relationships are amortized over thirteen years. Vendor relationships are amortized between eight and fifteen years. Trade name is amortized over fifteen years.

During the three months ended September 30, 2026 and 2025, the Company recognized total amortization expense for other intangibles, net of $1.6 million, in each period. During the nine months ended September 30, 2026 and 2025, the Company recognized total amortization expense for other intangibles, net of $4.7 million and $4.4 million, respectively.

Estimated future amortization expense of the Company’s other intangibles, net as of September 30, 2026 is as follows:

2026 (excluding the nine months ended September 30, 2026)	$1,562
2027	4,693
2028	4,433
2029	4,174
2030	4,174
Thereafter	13,896
Total	$32,932

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

Information related to the Company’s ROU assets and related lease liabilities are as follows:

	Nine months ended
	September 30,
	2026	2025
Cash paid for operating lease liabilities	$689	$615
Right-of-use assets obtained in exchange for new operating lease obligations	$473	$1,061
Weighted-average remaining lease term (years)	4.9	4.9
Weighted-average discount rate	6.3%	6.4%

Maturities of lease liabilities as of September 30, 2026 were as follows:

2026 (excluding the nine months ended September 30, 2026)	$176
2027	696
2028	610
2029	404
2030	87
Thereafter	316
2,289
Less: imputed interest	(427)
Total lease liabilities	$1,862

Lease liabilities, current portion	651
Lease liabilities, net of current portion	1,211
Total lease liabilities	$1,862

9.            Fair Value:

The carrying amounts of financial instruments, including cash and cash equivalents, short-term accounts receivable, accounts payable and term loan approximated fair value at September 30, 2026 and  December 31, 2025 because of the relatively short maturity of these instruments. The Company’s accounts receivable long-term are discounted to their present value at prevailing market rates at the time of sale.

10.         Balance Sheet Detail:

Equipment and leasehold improvements consist of the following:

	September 30,	December 31,
	2026	2025
Equipment	$3,912	$3,144
Capitalized software	14,744	13,468
Buildings	729	755
Leasehold improvements	2,361	2,458
	21,746	19,825
Less accumulated depreciation and amortization	(7,756)	(6,486)
	$13,990	$13,339

During the three months ended September 30, 2026 and 2025, the Company recorded depreciation and amortization expense of $0.5 million and $0.4 million, respectively. During the nine months ended September 30, 2026 and 2025, the Company recorded depreciation and amortization expense of $1.5 million and $1.2 million, respectively.

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

	September 30,	December 31,
	2026	2025
Total amount due from customer	$1,742	$3,039
Less: unamortized discount	(92)	(150)
Less: current portion included in accounts receivable	(1,209)	(1,656)
	$441	$1,233

The undiscounted cash flows to be received by the Company relating to these accounts receivable long-term are expected to be $1.3 million and $0.4 million, respectively, during each of the 12-month periods ending September 30, 2027 and 2028.

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

All outstanding loans issued pursuant to the Credit Agreement become due and payable on May 18, 2028. During the nine months ended September 30, 2026, borrowing under the Credit Agreement bore interest at a rate of 7.25% per annum. There were no amounts outstanding under the Credit Agreement as of September 30, 2026 and December 31, 2025.

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

On April 8, 2022, the Company entered into a $2.1 million term loan (the “Term Loan”) with First American Commercial Bancorp, Inc. (“First American”) pursuant to a Master Loan and Security Agreement. The proceeds from the Term Loan were used to fund certain capital expenditures. The borrowing under the Term Loan bore interest at a rate of 3.73% per annum and was repaid over forty-eight monthly installments of principal and interest through March 2026.

At September 30, 2026, there were no amounts outstanding under the Term Loan and there are no future principal payments. At  December 31, 2025, the Company had $0.2 million outstanding under the Term Loan.

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations, as adjusted for the Stock Split, follows:

	Nine months ended		Three months ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator:
Net income	$16,790	$14,346	$7,937	$4,696

Less distributed and undistributed income allocated to participating securities	257	214	146	69

Net income attributable to common shareholders	16,533	14,132	7,791	4,627

Denominator:
Weighted average common shares (Basic)	18,279	18,072	18,323	18,144

Weighted average common shares including assumed conversions (Diluted)	18,279	18,072	18,323	18,144

Basic net income per share	$0.90	$0.78	$0.43	$0.25
Diluted net income per share	$0.90	$0.78	$0.43	$0.25

13.          Major Customers and Vendors:

The Company had no major vendors during the three months ended September 30, 2026, and one major vendor that accounted for 13% of total purchases during the three months ended  September 30, 2025. The Company had no major vendors during the nine months ended September 30, 2026 and 2025.

The Company had three major customers that accounted for 20%, 13%, and 13%, respectively, of its net sales during the three months ended  September 30, 2026, and 22%, 14%, and 2%, respectively, of its net sales during the three months ended  September 30, 2025. The Company had three major customers that accounted for 19%, 13%, and 17%, respectively, of its net sales during the nine months ended  September 30, 2026, and 24%, 13%, and 9%, respectively, of its net sales during the nine months ended  September 30, 2025. These same customers, respectively, accounted for 23%, 4%, and 2% of total net accounts receivable as of September 30, 2026, and 15%, 8%, and 1% of total net accounts receivable as of  December 31, 2025.

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

During the three months ended September 30, 2026 and 2025, the Company recorded a provision for income taxes of $2.9 million and $1.6 million, respectively. The effective tax rate for the three months ended September 30, 2026 and 2025 was 27.0% and 25.5%, respectively. During the nine months ended September 30, 2026 and 2025, the Company recorded a provision for income taxes of $5.8 million and $3.9 million, respectively. The effective tax rate for the nine months ended September 30, 2026 and 2025 was 25.6% and 21.6%, respectively. The change in effective tax rate for the three and nine months ended  September 30, 2026, compared to the same period in the prior year was primarily impacted by changes in the mix of jurisdictions in which taxable income was earned, as well as a discrete item for the recognition of excess tax benefits related to share-based compensation in income tax expense, and limitations on the deductibility of certain executive compensation amounts during both periods.

During the three months ended  September 30, 2026, the recognition of excess tax benefit related to share-based compensation in income tax expense resulted in a net tax benefit of less than $0.1 million, which reduced our effective tax rate by 0.6%. During the three months ended  September 30, 2025, the recognition of excess tax benefit related to share-based compensation in income tax expense resulted in a net tax benefit of $0.1 million, which reduced our effective tax rate by 1.9%.

During the nine months ended  September 30, 2026, the recognition of excess tax benefit related to share-based compensation in income tax expense resulted in a net tax benefit of $0.5 million, which reduced our effective tax rate by 2.4%. During the nine months ended  September 30, 2025, the recognition of excess tax benefit related to share-based compensation in income tax expense resulted in a net tax benefit of $0.8 million, which reduced our effective tax rate by 4.6%.

15.          Stockholders’ Equity and Stock Based Compensation:

      The Company’s stockholders approved the Climb Global Solutions, Inc. 2021 Omnibus Incentive Plan (the “2021 Plan”) in June 2021. On June 2, 2026, the Company’s stockholders approved the Amended and Restated Climb Global Solutions, Inc. 2021 Omnibus Incentive Plan (the “Amended 2021 Plan”), which, among other changes, increased the number of shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), reserved and available for issuance under the 2021 Plan by 1,810,000 shares, from 2,000,000 shares to 3,810,000 shares, in each case after giving effect to the Stock Split. The Amended 2021 Plan authorizes the grant of Incentive Stock Options, Non-Qualified Stock Options, Stock Appreciation Rights, Restricted Stock Units, Restricted Stock Awards, Unrestricted Stock Awards, Cash-Based Awards and Dividend Equivalent Rights. As of September 30, 2026, the number of shares of Common Stock available for future award grants to employees, officers and directors under the Amended 2021 Plan is 1,784,722.

During the nine months ended September 30, 2026, the Company granted a total of 296,055 Restricted Stock Units to directors, officers, and employees. During the nine months ended September 30, 2026, a total of 6,764 Restricted Stock Units were forfeited.

During the nine months ended September 30, 2025, the Company granted a total of 174,944 Restricted Stock Units to directors, officers, and employees. During the nine months ended September 30, 2025, a total of 65,504 Restricted Stock Units were forfeited.

A summary of nonvested Restricted Stock Unit awards, as adjusted for the Stock Split, outstanding under the Amended 2021 Plan as of September 30, 2026, and changes during the nine months then ended is as follows:

		Weighted
		Average Grant
		Date
	Shares	Fair Value
Nonvested shares at January 1, 2026	272,132	$18.47
Granted in 2026	296,055	18.46
Vested in 2026	(226,316)	15.03
Forfeited in 2026	(6,764)	21.38
Nonvested shares at September 30, 2026	335,107	$20.72

As of September 30, 2026, there is approximately $5.8 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.3 years.

During the three months ended September 30, 2026 and 2025, the Company recognized share-based compensation expense of $1.6 million and $1.1 million, respectively. During the nine months ended September 30, 2026 and 2025, the Company recognized share-based compensation expense of $4.5 million and $3.6 million, respectively.

16.          Commitments and Contingencies

Severance Plan

The Board of Directors of the Company previously approved the Climb Global Solutions, Inc. Executive Severance and Change in Control Plan (the “Severance Plan”), which supersedes and replaces all other severance arrangements between the Company and its executive officers, which previously had been governed by separate legacy employment agreements and offer letters. The Severance Plan provides severance benefits upon a qualifying termination of employment (“Covered Termination”) of an executive officer. The Severance Plan provides for three tiers of severance benefits in the event of a Covered Termination based on the executive’s seniority and position, including payment of 6-18 months of base salary, a pro rata payment of such executive’s bonus for the year in which the Covered Termination occurred, and a COBRA subsidy during the severance period. In the event the Covered Termination occurs in connection with a change of control, the Severance Plan provides for increased severance benefits, including payment of 18-24 months of base salary, payment of such executive’s target bonus for the year in which the Covered Termination occurred, double trigger vesting acceleration of equity awards, and a COBRA subsidy during the severance period.

Other

As of  September 30, 2026, the Company has no standby letters of credit, has no standby repurchase obligations or other commercial commitments. The Company has a line of credit; see Note 11 (Credit Facility). Other than employment agreements and management compensation arrangements, the Company is not engaged in any other transactions with related parties.

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

	Nine months ended		Three months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net Sales:
Distribution	$556,531	$439,584	$211,652	$154,413
Solutions	20,359	19,087	8,654	6,930
	576,890	458,671	220,306	161,343
Cost of Sales:
Distribution	$477,694	$373,737	$182,175	$132,013
Solutions	9,530	9,497	5,121	3,597
	487,224	383,234	187,296	135,610
Direct Costs:
Distribution	$39,053	$29,944	$13,171	$9,826
Solutions	4,893	4,708	1,538	1,605
	43,946	34,652	14,709	11,431
Segment Income: (1)
Distribution	$39,784	$35,903	$16,306	$12,574
Solutions	5,936	4,882	1,995	1,728
Segment Income	45,720	40,785	18,301	14,302

General and administrative	$17,928	$14,687	$6,163	$4,795
Acquisition related costs	437	733	118	594
Depreciation and amortization expense	6,131	5,696	2,068	1,976
Interest, net	834	562	416	224
Foreign currency transaction gain (loss)	522	(566)	498	2
Change in fair value of acquisition contingent consideration	—	(1,374)	—	(860)
Income before taxes	$22,580	$18,291	$10,866	$6,303

(1)

Excludes general corporate expenses including acquisition related costs, amortization and depreciation expense, interest, foreign currency transaction (loss) gain, and change in fair value of acquisition contingent consideration.

	As of	As of
	September 30,	December 31,
Selected Assets by Segment:	2026	2025

Distribution	$396,606	$375,024
Solutions	24,744	22,124
Segment Select Assets	421,350	397,148
Corporate Assets	97,059	63,085
Total Assets	$518,409	$460,233

Geographic areas and net sales mix related to operations for the three and nine months ended September 30, 2026 and 2025 were as follows. Revenue is allocated to a geographic area based on the location of the sale, which is generally the customer’s country of domicile.

	Nine months ended			Three months ended
	September 30, 2026			September 30, 2026
	Distribution	Solutions	Total	Distribution	Solutions	Total
Geography
USA	$445,084	$7,634	$452,718	$164,379	$3,803	$168,182
United Kingdom	59,194	11,455	70,649	30,197	4,246	34,443
Europe	22,337	792	23,129	8,697	471	9,168
Canada	29,916	478	30,394	8,379	134	8,513
Total net sales	$556,531	$20,359	$576,890	$211,652	$8,654	$220,306

Timing of Revenue Recognition
Transferred at a point in time where the Company is principal (1)	$517,944	$15,008	$532,952	$197,096	$6,852	$203,948
Transferred at a point in time where the Company is agent (2)	38,587	5,351	43,938	14,556	1,802	16,358
Total net sales	$556,531	$20,359	$576,890	$211,652	$8,654	$220,306

	Nine months ended			Three months ended
	September 30, 2025			September 30, 2025
	Distribution	Solutions	Total	Distribution	Solutions	Total
Geography
USA	$345,023	$6,622	$351,645	$125,573	$2,442	$128,015
United Kingdom	49,746	11,282	61,028	11,206	3,900	15,106
Europe	20,476	682	21,158	8,610	468	9,078
Canada	24,339	501	24,840	9,024	120	9,144
Total net sales	$439,584	$19,087	$458,671	$154,413	$6,930	$161,343

Timing of Revenue Recognition
Transferred at a point in time where the Company is principal (1)	$402,385	$13,942	$416,327	$143,222	$5,177	$148,399
Transferred at a point in time where the Company is agent (2)	37,199	5,145	42,344	11,191	1,753	12,944
Total net sales	$439,584	$19,087	$458,671	$154,413	$6,930	$161,343

(1)	Includes net sales from third-party hardware and software products.

(2)	Includes net sales from third-party maintenance, software support and services.

Geographic identifiable assets related to operations as of  September 30, 2026 and  December 31, 2025 were as follows.

	September 30,	December 31,
Identifiable Assets by Geographic Areas	2026	2025
USA	$334,169	$266,238
United Kingdom	$99,996	$125,191
Europe	49,105	37,031
Canada	35,139	31,773
Total	$518,409	$460,233

18.          Subsequent Events:

            On October 21, 2026, the Company entered into a Sale and Purchase Agreement (the “NeoVAD Purchase Agreement”) and purchased one hundred percent of the issued and outstanding shares of NeoVAD, a simplified joint stock company (société par actions simplifiée) organized under the laws of France, from the sellers for an aggregate purchase price of approximately €16.0 million (subject to certain adjustments) (the “Acquisition”). NeoVAD is a France-based value-added IT distributor specializing in cybersecurity, cloud services and virtualization solutions. The Acquisition adds meaningful reach in France while strengthening several important vendor relationships and creating opportunities to bring more of the Company's portfolio to NeoVAD's reseller network. The NeoVAD Purchase Agreement contains customary representations, warranties, covenants and indemnities. The Acquisition is subject to post-closing adjustments, and due to the timing of the closing of the Acquisition subsequent to the end of the reporting period, the purchase price allocation is not yet complete.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2026 for the fiscal year ended December 31, 2025. In addition to historical information, the following discussion contains certain forward-looking information. See “Cautionary Note Regarding Forward-Looking Statements” above for certain information concerning forward-looking statements.

Overview

Our Company is a value-added IT distribution and solutions company, primarily selling software and other third-party IT products and services through two reportable operating segments. Through our “Distribution” segment we sell products and services to corporate resellers, VARs, consultants and systems integrators worldwide, who in turn sell these products to end users. Through our “Solutions” segment we act as a cloud solutions provider and value-added reseller, selling computer software and hardware developed by others and providing technical services directly to end user customers worldwide. We offer an extensive line of products from leading software vendors and tools for virtualization/cloud computing, security, networking, storage and infrastructure management, application lifecycle management and other technically sophisticated domains as well as computer hardware. We market these products through creative marketing communications, including our web sites, local seminars, webinars, social media, direct e-mail, and printed materials.

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

Dividend Policy and Share Repurchase Program. Historically we have sought to return value to investors through the payment of quarterly dividends and share repurchases. Total dividends paid and the dollar value of the shares repurchased were zero and $0.2 million for the three months ended September 30, 2026, respectively, and $0.8 million and $0.3 million for the three months ended September 30, 2025, respectively. Following the end of fiscal year 2025, our Board of Directors determined to suspend quarterly cash dividends on our Common Stock beginning with the first quarter of 2026 in order to preserve financial flexibility and prioritize capital allocation objectives. The payment of future dividends and any share repurchases will be at the discretion of our Board of Directors and will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors the Board of Directors deems relevant.

Stock Volatility. The technology, distribution and services sectors of the United States stock markets are subject to substantial volatility. Numerous conditions which impact these sectors or the stock market in general or the Company in particular, whether or not such events relate to or reflect upon the Company’s operating performance, could adversely affect the market price of the Company’s Common Stock. Furthermore, fluctuations in the Company’s operating results, announcements regarding litigation, the loss of a significant vendor partner or customer, increased competition, reduced vendor incentives and trade credit, higher operating expenses, and other developments, could have a significant impact on the market price of our Common Stock.

Inflation. We have historically not been adversely affected by inflation, as abrupt changes in technology, rapid changes in customer preferences, short product life cycles and evolving industry standards within the IT industry have generally caused the prices of the products we sell to decline. This requires us to sell new products and have growth in unit sales of existing products in order to increase our net sales. We believe that most price increases could be passed on to our customers, as prices charged by us are not set by long-term contracts; however, as a result of competitive pressure, there can be no assurance that the full effect of any such price increases could be passed on to our customers without causing a reduction in our customers’ spending.

Financial Overview

Net sales increased 37%, or $59.0 million, to $220.3 million for the three months ended September 30, 2026 compared to $161.3 million for the same period in the prior year. Gross profit increased 28%, or $7.3 million, to $33.0 million for the three months ended September 30, 2026, compared to $25.7 million for the same period in the prior year. Selling, general and administrative (“SG&A”) expenses increased 29%, or $4.7 million, to $20.9 million for the three months ended September 30, 2026 compared to $16.2 million for the same period in the prior year. Depreciation and amortization expense increased 5%, or $0.1 million, to $2.1 million for the three months ended September 30, 2026 compared to $2.0 million for the same period in the prior year. Net income increased 69%, or $3.2 million, to $7.9 million for the three months ended September 30, 2026 compared to $4.7 million for the same period in the prior year. Diluted income per share increased 72%, or $0.18, to $0.43 for the three months ended September 30, 2026 compared to $0.25 for the same period in the prior year.

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

On an ongoing basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, stock-based compensation, contingencies and litigation.

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

Revenue

The Company utilizes judgment regarding performance obligations inherent in the products for services it sells, including whether ongoing maintenance obligations performed by third party vendors are distinct from the related software licenses, and allocation of sales prices among distinct performance obligations. These estimates require significant judgment to determine whether the software’s functionality is dependent on ongoing maintenance or if substantially all functionality is available in the original software download. We also use judgment in the allocation of sales proceeds among performance obligations, utilizing observable data such as stand-alone selling prices, or market pricing for similar products and services.

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

Our valuation of acquired assets and assumed liabilities requires estimates, especially with respect to intangible assets, which are derived using valuation techniques and models such as the income approach. Such models require use of estimates including discount rates, and future expected revenue. The approach to estimating an initial contingent consideration associated with the purchase price also uses similar unobservable factors such as projected cash flows over the term of the contingent earn-out period, discounted for the period over which the initial contingent consideration is measured and expected volatility. Based upon these assumptions, the initial contingent consideration is then valued using a Monte Carlo simulation.

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

Intangible Assets

Intangible assets with determinable lives are amortized on a straight-line basis over their respective estimated useful lives, which are determined based on their expected period of benefit or are amortized weighted toward their expected periods of benefit. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. In addition, each quarter, the Company evaluates whether events and circumstances warrant a revision to the remaining estimated useful life of each of these intangible assets. If the Company were to determine that a change to the remaining estimated useful life of an intangible asset was necessary, then the remaining carrying amount of the intangible asset would be amortized prospectively over that revised remaining useful life.

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

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”. This ASU amends the guidance under ASC 350-40 for internal-use software. The amendments remove references to development stages, clarify when capitalization may begin, and require entities to apply property, plant and equipment disclosure requirements under ASC 360-10 to capitalized internal-use software costs. The ASU is effective for annual periods beginning after December 15, 2027, and for interim periods within those annual periods. Early adoption of ASU No. 2025-06 is permitted. The Company has performed an initial assessment and currently does not expect the adoption of ASU No. 2025-06 to have a material effect on its financial position, results of operations or cash flows.

In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. The update amends the guidance in ASC 326-20 to introduce a practical expedient when estimating credit losses that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments apply to current accounts receivable and current contract assets arising from transactions under ASC 606 (Revenue from Contracts with Customers). The amendments are applied prospectively and are effective for annual reporting periods beginning after December 15, 2025, and interim periods within those years. Early adoption of ASU No. 2025-05 is permitted. The Company adopted this ASU for the three months ended March 31, 2026. The Company has evaluated the impact of ASU No. 2025-05 on its accounting policies and internal controls related to its credit-customer receivables. The Company has determined that, given (i) the nature of its receivables (primarily receivables from customers on credit terms), (ii) its historical credit-loss experience and collection patterns, and (iii) its allowance methodology, adoption of ASU No. 2025-05 did not have a material effect on the Company's consolidated financial position.

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s unaudited condensed consolidated statements of earnings expressed as a percentage of net sales. This comparison of financial results is not necessarily indicative of future results:

	Nine months ended		Three months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	84.5	83.6	85.0	84.1
Gross profit	15.5	16.4	15.0	15.9
Selling, general and administrative expenses	10.7	10.8	9.5	10.1
Acquisition related costs	0.1	0.2	0.1	0.4
Depreciation and amortization expense	1.1	1.2	0.9	1.2
Income from operations	3.7	4.3	4.5	4.3
Other income	0.2	(0.0)	0.4	0.1
Income before income taxes	3.9	4.0	4.9	3.9
Income tax provision	1.0	0.9	1.3	1.0
Net income	2.9%	3.1%	3.6%	2.9%

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

	Nine months ended		Three months ended
	September 30,	September 30,	September 30,	September 30,
Net income reconciled to adjusted EBITDA (Non-GAAP):	2026	2025	2026	2025

Net income	$16,790	$14,346	$7,937	$4,696
Provision for income taxes	5,790	3,945	2,929	1,607
Depreciation and amortization	6,131	5,696	2,068	1,976
Interest expense	253	226	68	67
EBITDA	28,964	24,213	13,002	8,346
Share-based compensation	4,538	3,574	1,609	1,078
Acquisition related costs	437	733	118	594
Change in fair value of acquisition contingent consideration	—	1,374	—	860
Adjusted EBITDA	$33,939	$29,894	$14,729	$10,878

Gross profit	$89,666	$75,437	$33,010	$25,733
Net income %	18.7%	19.0%	24.0%	18.2%
Effective margin % - Adjusted EBITDA	37.9%	39.6%	44.6%	42.3%

We define adjusted EBITDA as net income, plus provision for income taxes, depreciation, amortization, share-based compensation, interest expense, acquisition related costs and changes in the fair value of contingent considerations. We define effective margin as adjusted EBITDA as a percentage of gross profit. We provide a reconciliation of adjusted EBITDA to net income, which is the most directly comparable U.S. GAAP measure. We use adjusted EBITDA as a supplemental measure of our performance to gain insight into our business's profitability, operating performance and performance trends, and to provide management and investors a useful measure for period-to-period comparisons by excluding items that management believes are not reflective of our underlying operating performance. Accordingly, we believe that adjusted EBITDA and effective margin provide useful information to investors and others in understanding and evaluating our operating results. Adjusted EBITDA is also a component of our financial covenants in our credit facility. Our use of adjusted EBITDA has limitations, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. In addition, other companies, including companies in our industry, might calculate adjusted EBITDA, or similarly titled measures differently, which may reduce their usefulness as comparative measures.

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

	Nine months ended		Three months ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025

Net sales	$576,890	$458,671	$220,306	$161,343

Gross profit	$89,666	$75,437	$33,010	$25,733
Gross profit - Distribution	$78,837	$65,847	$29,477	$22,400
Gross profit - Solutions	$10,829	$9,590	$3,533	$3,333

Non-GAAP Financial Measures:
Adjusted EBITDA (Non-GAAP)	$33,939	$29,894	$14,729	$10,878

Effective margin % - Adjusted EBITDA (Non-GAAP)	37.9%	39.6%	44.6%	42.3%

Operational Metrics:
Gross billings	$1,836,462	$1,479,750	$706,374	$504,600
Gross billings - Distribution	$1,764,295	$1,412,503	$680,498	$481,884
Gross billings - Solutions	$72,167	$67,247	$25,876	$22,716

Gross billings margin % - Gross billings	4.9%	5.1%	4.7%	5.1%

We consider gross profit growth and effective margin to be key metrics in evaluating our business. During the three months ended September 30, 2026, gross profit increased 28%, or $7.3 million, to $33.0 million compared to $25.7 million for the same period in the prior year, while effective margin increased to 44.6% compared to 42.3% for the same period in the prior year. During the nine months ended September 30, 2026, gross profit increased 19%, or $14.3 million, to $89.7 million compared to $75.4 million for the same period in the prior year, while effective margin decreased to 37.9% compared to 39.6% for the same period in the prior year.

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

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Net Sales and Gross Billings

Net sales for the three months ended September 30, 2026 increased 37%, or $59.0 million, to $220.3 million compared to $161.3 million for the same period in the prior year. Gross billings, an operational metric, for the three months ended September 30, 2026 increased 40%, or $201.8 million, to $706.4 million compared to $504.6 million for the same period in the prior year. Net sales and gross billings both increased, reflecting strong double-digit organic growth from new and existing vendors and the Interworks acquisition. Interworks contributed approximately $1.6 million of net sales during the quarter; excluding Interworks, net sales increased by approximately $57.4 million. Interworks contributed approximately $6.7 million of gross billings during the quarter. Excluding Interworks, gross billings increased by approximately $195.1 million. Gross billings increased at a higher rate than net sales due to differences in the product mix between the two periods. During the three months ended September 30, 2026, gross billings included a greater percentage of security, maintenance and cloud products, which are recorded net of related cost of sales, while during the three months ended September 30, 2025, gross billings included a greater percentage of hardware and software products, which are recorded on a gross basis.

Distribution segment net sales for the three months ended September 30, 2026 increased 37%, or $57.3 million, to $211.7 million compared to $154.4 million for the same period in the prior year. Gross billings for the Distribution segment for the three months ended September 30, 2026 increased 41%, or $198.6 million, to $680.5 million compared to $481.9 million for the same period in the prior year. Net sales increased organically at a lesser rate than gross billings increased due to the impact of security, maintenance, and cloud products sales recognized during the current period, which are recorded on a net basis.

Solutions segment net sales for the three months ended September 30, 2026, increased 25%, or $1.8 million, to $8.7 million compared to $6.9 million for the same period in the prior year. Gross billings for the Solutions segment for the three months ended September 30, 2026 increased 14%, or $3.2 million, to $25.9 million compared to $22.7 million for the same period in the prior year. Net sales increased organically at a greater rate than gross billings due to differences in the product mix between the two periods in our Solutions segment.

The Company had three major customers that accounted for 20%, 13%, and 13%, respectively, of its net sales during the three months ended September 30, 2026, and 22%, 14%, and 2%, respectively, of its net sales during the three months ended September 30, 2025. The Company had no major vendors during the three months ended September 30, 2026, and one major vendor that accounted for 13% of total purchases during the three months ended September 30, 2025.

Gross Profit

Gross profit for the three months ended September 30, 2026 increased 28%, or $7.3 million, to $33.0 million compared to $25.7 million for the same period in the prior year. Gross profit increased due to organic growth from our new and existing vendor partnerships.

Distribution segment gross profit for the three months ended September 30, 2026 increased 32%, or $7.1 million, to $29.5 million compared to $22.4 million for the same period in the prior year. The increase reflects the previously noted strong double-digit organic growth from new and existing vendors and a $1.0 million contribution from the Interworks acquisition.

Solutions segment gross profit for the three months ended September 30, 2026 increased 6%, or $0.2 million, to $3.5 million compared to $3.3 million for the same period in the prior year. The increase reflects the previously noted gross billings growth.

Customer rebates and discounts for the three months ended September 30, 2026 were $7.9 million compared to $5.6 million for the same period in the prior year. Customer rebates and discounts vary based on terms of rebate and early pay discount programs offered to customers and timing of payments ultimately received from our customers.

Vendor rebates and discounts for the three months ended September 30, 2026 were $6.4 million compared to $3.9 million for the same period in the prior year. Vendor rebates are dependent on programs offered by our vendors and in some cases reaching certain volume targets set by our vendors or meeting certain early payment programs offered by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended September 30, 2026 increased 29%, or $4.7 million, to $20.9 million compared to $16.2 million for the same period in the prior year. This increase was primarily due to an increase in salaries, commissions and other employee related expenses in support of the increased gross profit, targeted investments to drive organic growth from new vendors, and in the Company's infrastructure to support long-term growth initiatives. SG&A expenses were 3.0% of gross billings for the three months ended September 30, 2026, compared to 3.2% for the same period in the prior year. The Company expects that its SG&A expenses, as a percentage of gross billings, may vary depending on changes in sales volume, as well as the levels of continuing investments to drive future growth.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2026, increased 5%, or $0.1 million, to $2.1 million compared to $2.0 million for the same period in the prior year, primarily due to increased amortization for the vendor relationship intangible acquired through the Interworks acquisition.

Acquisition Related Costs

Acquisition related costs for the three months ended September 30, 2026 and 2025 were $0.1 million and $0.6 million, respectively. These expenses in both the current period and the same period in the prior year relate to exploratory acquisition-related initiatives.

Income Taxes

We compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from operations before income taxes, except for significant unusual or infrequently occurring items and discrete items. As a result, our estimated tax rate is adjusted each quarter. For the three months ended September 30, 2026 and 2025, the Company recorded a provision for income taxes of $2.9 million and $1.6 million, respectively. The effective tax rate for the three months ended September 30, 2026 and 2025 was 27.0% and 25.5%, respectively. The effective tax rate for the three months ended September 30, 2026 compared to the same period in the prior year was primarily impacted by changes in the mix of jurisdictions in which taxable income was earned, as well as a discrete item for the recognition of excess tax benefits related to share-based compensation in income tax expense, and limitations on the deductibility of certain executive compensation amounts during both periods. The recognition of excess tax benefit related to share-based compensation in income tax expense resulted in a net tax benefit of less than $0.1 million, which reduced our effective tax rate by 0.6% during the three months ended September 30, 2026. The recognition of excess tax benefit related to share-based compensation in income tax expense resulted in a net tax benefit of $0.1 million, which reduced our effective tax rate by 1.9% during the three months ended September 30, 2025.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Net Sales and Gross Billings

Net sales for the nine months ended September 30, 2026 increased 26%, or $118.3 million, to $576.9 million compared to $458.6 million for the same period in the prior year. Gross billings, an operational metric, for the nine months ended September 30, 2026 increased 24%, or $356.7 million, to $1.8 billion, compared to $1.5 billion for the same period in the prior year. Net sales and gross billings both increased, reflecting strong double-digit organic growth from new and existing vendors and the Interworks acquisition. Interworks contributed approximately $3.6 million of net sales for the period from acquisition through September 30, 2026; excluding Interworks, net sales increased by approximately $114.7 million. Interworks contributed approximately $18.8 million of gross billings for the period from acquisition through September 30, 2026. Excluding Interworks, gross billings increased by approximately $337.9 million. Gross billings increased at a lesser rate than net sales due to differences in the product mix between the two periods. During the nine months ended September 30, 2026, gross billings included a greater percentage of hardware and software products, which are recorded on a gross basis, while during the nine months ended September 30, 2025, gross billings included a greater percentage of security, maintenance and cloud products, which are recorded net of related cost of sales.

Distribution segment net sales for the nine months ended September 30, 2026 increased 27%, or $116.9 million, to $556.5 million compared to $439.6 million for the same period in the prior year. Gross billings for the Distribution segment for the nine months ended September 30, 2026 increased 25%, or $351.8 million, to $1.8 billion, compared to $1.4 billion for the same period in the prior year. Net sales increased organically at a greater rate than gross billings increased due to the impact of hardware and software sales recognized during the current period, which are recorded on a gross basis.

Solutions segment net sales for the nine months ended September 30, 2026, increased 7%, or $1.3 million, to $20.4 million compared to $19.1 million for the same period in the prior year. Gross billings for the Solutions segment for the nine months ended September 30, 2026 increased 7%, or $5.0 million, to $72.2 million compared to $67.2 million for the same period in the prior year. Net sales and gross billings increased at the same rate due to similarities in product mix between the two periods in our Solutions segment.

The Company had three major customers that accounted for 19%, 13%, and 17%, respectively, of its net sales during the nine months ended September 30, 2026, and 24%, 13%, and 9%, respectively, of its net sales during the nine months ended September 30, 2025. The Company had no major vendors during the nine months ended September 30, 2026 and September 30, 2025.

Gross Profit

Gross profit for the nine months ended September 30, 2026 increased 19%, or $14.3 million, to $89.7 million compared to $75.4 million for the same period in the prior year. Gross profit increased due to organic growth from our new and existing vendor partnerships and a $2.3 million contribution from the Interworks acquisition.

Distribution segment gross profit for the nine months ended September 30, 2026 increased 20%, or $13.0 million, to $78.8 million compared to $65.8 million for the same period in the prior year. The increase reflects the previously noted strong double-digit organic growth from new and existing vendor partnerships and a $2.3 million contribution from the Interworks acquisition, partially offset by higher other rebates and discounts offered to our customers as a percentage of gross billings.

Solutions segment gross profit for the nine months ended September 30, 2026 increased 13%, or $1.2 million, to $10.8 million compared to $9.6 million for the same period in the prior year. This increase was driven by higher gross profit margins generated in both North America and Europe.

Customer rebates and discounts for the nine months ended September 30, 2026 were $21.1 million compared to $16.5 million for the same period in the prior year. Customer rebates and discounts vary based on terms of rebate and early pay discount programs offered to customers and timing of payments ultimately received from our customers.

Vendor rebates and discounts for the nine months ended September 30, 2026 were $13.9 million compared to $14.1 million for the same period in the prior year. Vendor rebates are dependent on programs offered by our vendors and in some cases reaching certain volume targets set by our vendors or meeting certain early payment programs offered by our vendors. The Company monitors vendor rebate levels, competitive pricing, and gross profit margins carefully.

Selling, General and Administrative Expenses

SG&A expenses for the nine months ended September 30, 2026 increased 25%, or $12.6 million, to $61.9 million compared to $49.3 million for the same period in the prior year. This increase was primarily due to an increase in salaries, commissions and other employee related expenses in support of the increased gross profit, one-time investments to drive organic growth from new vendors and in the Company's infrastructure to support long-term growth initiatives, and a $1.6 million contribution from the Interworks acquisition. SG&A expenses were 3.4% of gross billings for the nine months ended September 30, 2026, compared to 3.3% for the same period in the prior year. The Company expects that its SG&A expenses, as a percentage of gross billings, may vary depending on changes in sales volume, as well as the levels of continuing investments to drive future growth.

Depreciation and Amortization Expense

Depreciation and amortization expense for the nine months ended September 30, 2026, increased 8%, or $0.4 million, to $6.1 million compared to $5.7 million for the same period in the prior year, primarily due to increased amortization for the vendor relationship intangible acquired through the Interworks acquisition.

Acquisition Related Costs

Acquisition related costs for the nine months ended September 30, 2026 and 2025 were $0.4 million and $0.7 million, respectively. These expenses in the current period relate to costs incurred with the acquisition of Interworks, as well as costs incurred for potential acquisitions, while these expenses in the same period in the prior year relate to exploratory acquisition related initiatives.

Income Taxes

We compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from operations before income taxes, except for significant unusual or infrequently occurring items and discrete items. As a result, our estimated tax rate is adjusted each quarter. For the nine months ended September 30, 2026 and 2025, the Company recorded a provision for income taxes of $5.8 million and $3.9 million, respectively. The effective tax rate for the nine months ended September 30, 2026 and 2025 was 25.6% and 21.6%, respectively. The effective tax rate for the nine months ended September 30, 2026 compared to the same period in the prior year was primarily impacted by changes in the mix of jurisdictions in which taxable income was earned, as well as a discrete item for the recognition of excess tax benefits related to share-based compensation in income tax expense, and limitations on the deductibility of certain executive compensation amounts during both periods. The recognition of excess tax benefit related to share-based compensation in income tax expense resulted in a net tax benefit of $0.5 million, which reduced our effective tax rate by 2.4% during the nine months ended September 30, 2026. The recognition of excess tax benefit related to share-based compensation in income tax expense resulted in a net tax benefit of $0.8 million, which reduced our effective tax rate by 4.6% during the nine months ended September 30, 2025.

Liquidity and Capital Resources

Our cash and cash equivalents as of September 30, 2026 increased 83%, or $30.3 million, to $66.9 million compared to $36.6 million as of December 31, 2025.

Net cash and cash equivalents provided by operating activities for the nine months ended September 30, 2026 was $44.1 million, comprised primarily of net income adjusted for non-cash items of $27.3 million and changes in operating assets and liabilities of $16.8 million.

Net cash and cash equivalents used in investing activities during the nine months ended September 30, 2026 was $10.0 million, comprised primarily of the payment for the Interworks acquisition.

Net cash and cash equivalents used in financing activities during the nine months ended September 30, 2026 was $3.0 million, comprised of repayments under credit facilities of $10.1 million and purchases of treasury stock of $1.8 million, partially offset by borrowings under credit facilities of $9.0 million. The Company had a short-term operating need during the nine months ended September 30, 2026, that resulted in $9.0 million of borrowings under credit facilities, which was subsequently repaid in full during the nine months ended September 30, 2026.

On May 18, 2023, the Company entered into a revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPM”), providing for a revolving credit facility of up to $50.0 million, including the issuance of letters of credit and swingline loans not to exceed $2.5 million and $5.0 million, respectively, at any time outstanding. In addition, subject to certain conditions enumerated in the Credit Agreement, the Company has the right to increase the revolving credit facility by a total amount not to exceed $20.0 million. The proceeds of the revolving loans, letters of credit and swingline loans under the Credit Agreement may be used for working capital needs, general corporate purposes and for acquisitions permitted by the terms of the Credit Agreement. All outstanding loans issued pursuant to the Credit Agreement become due and payable on May 18, 2028. There were no amounts outstanding under the Credit Agreement as of September 30, 2026.

On April 8, 2022, the Company entered into a $2.1 million term loan (the “Term Loan”) with First American Commercial Bancorp, Inc. (“First American”) pursuant to a Master Loan and Security Agreement. The proceeds from the Term Loan were used to fund certain capital expenditures. The borrowing under the Term Loan bore interest at a rate of 3.73% per annum and was repaid over forty-eight monthly installments of principal and interest through March 2026. As of September 30, 2026, the Company had no amounts outstanding under the Term Loan.

We anticipate that our working capital needs will increase as we invest in the growth of our business. We believe that the funds held in cash and cash equivalents and our unused borrowings under our Credit Agreement will be sufficient to fund our working capital and cash requirements for at least the next 12 months. Our uses of cash beyond the next 12 months will depend on many factors, including the general economic environment in which we operate and our ability to generate cash flow from operations. These uses are uncertain but include funding our operations and additional capital expenditures. We continuously evaluate our liquidity and capital resources, including access to external capital, to ensure we can finance our longer-term capital requirements.

Foreign Exchange

The Company’s foreign subsidiaries are subject to changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. We are subject to fluctuations primarily in the Canadian Dollar, Euro, and British Pound-to-U.S. Dollar exchange rates.

 Item 3. Quantitative and Qualitative Disclosures about Market Risk

   There have been no material changes in the Company’s market-risk exposures from those disclosed under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that material information relating to us is made known to the officers who certify as to our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

As described above, on February 24, 2026, we completed the acquisition of Interworks. SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from date of acquisition. We are in the process of integrating Interworks operations within our internal control structure. In executing this integration, we are analyzing, evaluating, and where necessary, making changes in controls and procedures related to the Interworks business. Accordingly, management's evaluation of disclosure controls and procedures as of September 30, 2026 excluded those disclosure controls and procedures of Interworks that are subsumed by internal control over financial reporting. Interworks represented approximately 1.6% of total assets as of September 30, 2026 and 0.6% of net sales for the period from acquisition through September 30, 2026.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the three months ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the repurchase of Common Stock, as adjusted for the Stock Split, by the Company and its affiliated purchasers during the third quarter of 2026.

ISSUER PURCHASE OF EQUITY SECURITIES

					Maximum
					Number of
			Total Number		Shares That
			of Shares		May Yet Be
	Total		Purchased as		Purchased
	Number		Part of Publicly		Under the
	of Shares	Average	Announced	Average	Plans or
	Purchased	Price Paid	Plans or	Price Paid	Programs
Period	(1)	Per Share	Programs	Per Share	(2)

July 1, 2026 - July 31, 2026	—	$—	—	$—	2,183,144
August 1, 2026 - August 31, 2026	—	$—	—	$—	2,183,144
September 1, 2026 - September 30, 2026	—	$—	—	$—	2,183,144
Total	—	$—	—	$—	2,183,144

(1)

Does not include 6,803 shares surrendered, or deemed surrendered, to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued Restricted Stock Units.

(2)	For the quarter ended September 30, 2026, we did not repurchase any shares of our Common Stock under our share repurchase plans referred to in footnote (3) below.

(3)

On December 3, 2014, the Board of Directors of the Company approved an increase of 2,000,000 shares, as adjusted for the Stock Split, of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. On February 2, 2017, the Board of Directors of the Company approved an increase of 2,000,000 shares, as adjusted for the Stock Split, of Common Stock to the number of shares of Common Stock available for repurchase under its repurchase plans. The Company expects to purchase shares of its Common Stock from time to time in the market or otherwise subject to market conditions. The timing, number and value of shares of Common Stock repurchased are subject to the Company’s discretion. The Common Stock repurchase program does not have an expiration date.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Item 408 of Regulation S-K.

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

101

The following financial information from Climb Global Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, filed with the SEC on October 29, 2026, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Earnings, (3) Condensed Consolidated Statements of Stockholders’ Equity, (4) Condensed Consolidated Statements of Comprehensive Income, (5) Condensed Consolidated Statements of Cash Flows, and (6) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

CLIMB GLOBAL SOLUTIONS, INC

October 29, 2026	By:	/s/ Dale Foster
Date		Dale Foster, Chief Executive Officer (Principal Executive Officer)

October 29, 2026	By:	/s/ Matthew Sullivan
Date		Matthew Sullivan, Chief Financial Officer (Principal Financial and Accounting Officer)